Form 10-Q
period 1994-12-31
INSTEEL INDUSTRIES INC
filed 1995-02-13
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-9929

                            INSTEEL INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                          56-0674867
        --------------                                          ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              1373 BOGGS DRIVE, MOUNT AIRY, NORTH CAROLINA  27030
              ---------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  910/786-2141


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                     No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,336,744 shares of Common Stock (No Par Value) as of February 9, 1995.

                PART I - FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS


                    INSTEEL INDUSTRIES, INC.
             Condensed Consolidated Balance Sheets
            December 31, 1994 and September 30, 1994
                     (Dollars in Thousands)

                                                                        (Unaudited)
                                                                        December 31,           September 30,
                                                                            1994                    1994
                                                                       --------------          --------------
 CURRENT ASSETS:

    Cash                                                               $       1,091           $       1,234

    Receivables (Net)                                                         25,723                  33,399

    Inventories (Note 2)                                                      37,830                  28,750

    Prepaid Expenses and Other                                                   646                   1,119
                                                                       -------------           -------------
      TOTAL CURRENT ASSETS                                                    65,290                  64,502

 PROPERTY, PLANT AND EQUIPMENT                                               105,090                 104,497

    Less accumulated depreciation                                            (39,326)                (37,957)
                                                                       -------------           -------------
                                                                              65,764                  66,540

 OTHER ASSETS                                                                  7,555                   7,837
                                                                       -------------           -------------
      TOTAL ASSETS                                                     $     138,609           $     138,879
                                                                       =============           =============

 CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                              $      35,328           $      31,972

    Short-Term Borrowings                                                      1,925                   4,940

    Current Portion of Long-Term Debt                                          2,416                   2,407
                                                                       -------------           -------------
      TOTAL CURRENT LIABILITIES                                               39,669                  39,319

 DEFERRED INCOME TAXES                                                         6,212                   6,302

 LONG-TERM DEBT less current portion                                          26,083                  26,797

 STOCKHOLDERS' EQUITY:

    Common Stock                                                              16,667                  16,667

    Additional Paid-in Capital                                                37,730                  37,730

    Retained Earnings                                                         12,248                  12,064
                                                                       -------------           -------------
      TOTAL STOCKHOLDERS' EQUITY                                              66,645                  66,461
                                                                       -------------           -------------
      TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                       $     138,609           $     138,879
                                                                       =============           =============

                     INSTEEL INDUSTRIES, INC.
                Consolidated Statements of Earnings
             (000's Omitted Except for Per Share Data)
                            (Unaudited)


                                                                            Three Months Ended December 31,
                                                                               1994                  1993
                                                                           ------------          ------------
 NET SALES                                                                 $     58,619          $     50,356

 Cost of Sales                                                                   53,945                47,514
                                                                           ------------           -----------
   GROSS PROFIT                                                                   4,674                 2,842

 Selling, General and Administrative Expense                                      3,187                 2,682

 Minority Interest in Loss of Subsidiary                                           (164)                 (171)

 Equity in Loss of Affiliate                                                          5                   101
                                                                           ------------           -----------
   OPERATING  INCOME                                                              1,646                   230

 Interest Expense                                                                   546                   337

 Other Expense/(Income)                                                              18                  (156)
                                                                           ------------           -----------
   EARNINGS BEFORE INCOME TAXES AND CUMULATIVE                                    1,082                    49
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

 Income Tax Expense                                                                 398                    32
                                                                           ------------           -----------
   EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE                                      684                    17
     IN ACCOUNTING PRINCIPLE

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                           -                  1,325
   PRINCIPLE (Note 3)
                                                                           ------------           -----------
   NET EARNINGS                                                            $        684           $     1,342
                                                                           ============           ===========

 WEIGHTED AVERAGE SHARES OUTSTANDING                                              8,333                 8,271
                                                                           ============           ===========

 EARNINGS PER COMMON SHARE:

 Before Cumulative Effect of Change in Accounting Principle                $        .08           $       -

 Cumulative Effect of Change in Accounting Principle                               -                      .16
                                                                           ------------           -----------
   NET EARNINGS PER SHARE                                                  $        .08           $       .16
                                                                           ============           ===========
   DIVIDENDS PAID PER SHARE                                                $        .06           $       .06
                                                                           ============           ===========

                       INSTEEL INDUSTRIES, INC.
                Consolidated Statements of Cash Flows
                        (Dollars in Thousands)
                             (Unaudited)


                                                                            Three Months Ended December 31,
                                                                              1994                   1993
                                                                           ------------           -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                           $        684          $      1,342

    Adjustments to reconcile net earnings to net cash provided by operating activities:

      Cumulative effect of change in accounting principle                          -                   (1,325)

      Depreciation and amortization                                               2,035                 1,870

      Provision for doubtful accounts                                                85                    83

      Minority interest in loss of subsidiary                                      (164)                 (171)

      Equity in loss of affiliate                                                     5                   100

      Decrease in deferred income taxes                                             (89)                  (45)

      Decrease in accounts receivable                                             7,607                 6,081

      Increase in inventories                                                    (9,080)              (10,845)

      Decrease in prepaid expenses                                                  473                   688

      Increase in other assets                                                      (28)                  (31)

      Increase in accounts payable                                                4,583                 2,046

      Decrease in accrued salaries, wages and related items                        (183)                  (82)

      Decrease in accrued expenses                                               (1,241)               (1,258)

      Increase (decrease) in accrued income taxes                                   197                  (110)
                                                                           ------------           -----------
          Total adjustments                                                       4,200                (2,999)
                                                                           ------------           -----------
          Net cash provided by (used in) operating activities                     4,884                (1,657)
                                                                           ------------           -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                         (1,053)               (3,705)

    Proceeds on notes receivable                                                     83                  -
                                                                           ------------           -----------
          Net cash used in investing activities                                    (970)               (3,705)
                                                                           ------------           -----------


 CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                            (3,015)                2,054

    Proceeds from long-term debt                                                  -                    1,275

    Principal payments on long-term debt                                          (706)               (2,156)

    Proceeds from employee stock options                                          -                      103

    Dividends paid                                                                (500)                 (497)

    Capital contribution to subsidiary by minority interest                        164                   171
                                                                          ------------           -----------
          Net cash provided by (used in) financing activities                   (4,057)                  950
                                                                          ------------           -----------

 NET DECREASE IN CASH                                                             (143)               (4,412)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,234                 9,289
                                                                          ------------           -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      1,091           $     4,877
                                                                          ============           ===========

 Supplemental Disclosures of Cash Flow Information:

    Cash paid during the quarter for:

      Interest                                                            $        911           $       480

      Income taxes                                                        $        287           $       162


Notes to Unaudited Condensed Consolidated Financial Statements

1.       General

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 as filed with the Securities and Exchange Commission.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments except as may be specifically disclosed) necessary for a fair presentation of the information therein. Results of operations for the interim periods should not be regarded as necessarily indicative of the results to be expected for a full year.

2.       Inventories

         Inventories at December 31, 1994 and September 30, 1994 have been stated at the lower of cost (first-in, first-out method) or market.

                                         December 31,             September 30,
                                            1994                      1994
                                       (000's omitted)           (000's omitted)
                                    -------------------       -------------------
         Raw Materials              $            18,715       $            14,067
         Work in Process                          1,428                     1,274
         Finished Products                       15,159                    10,900
         Supplies                                 2,528                     2,509
                                    -------------------       -------------------
                                    $            37,830       $            28,750
                                    ===================       ===================



3.       Income Taxes

         The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes,"(SFAS No. 109) effective October 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in fiscal year 1988. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $1,325,000 ($.16 per share) for the three months ended December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 1995, $4.9 million of cash was generated by operations in comparison to $1.7 million used by operations for the same quarter last year. Due to the seasonality of the Company's business, the first fiscal quarter typically represents the lowest sales volume for the year, resulting in lower receivables and higher inventories compared to September 30 year-end balances. The primary reasons for the improvement in operating cash flow are larger receivables reductions and smaller inventory increases relative to the same period last year. Although net sales for the current quarter were up 16.4%, receivables and inventories increased only 10.4% and 9.5% over December 31, 1993 levels. An additional factor contributing to the improvement in cash flow was the Company's improved operating performance. Net earnings before depreciation and amortization and excluding the cumulative effect of an accounting change were $2.7 million for the current quarter compared to $1.9 million for the prior year quarter, an increase of 44.1%.

         Working capital increased slightly to $25.6 million in comparison to September 30, 1994, but was down $1.7 million, or 6.2%, from December 31, 1993. The decrease is due to temporary cash balances held last year related to the $15.0 million private placement of senior notes. Although half of the notes were funded in September 1993, there was still $4.9 million of cash on hand at December 31, 1993, which was eventually used to fund fiscal 1994 capital expenditures.

         Capital expenditures decreased to $1.1 million for the current quarter compared to $3.7 million for the same period last year. Management expects that capital expenditures will continue to run below prior year levels but are subject to increase should additional projects be undertaken later in the current year.

         The Company uses short-term borrowings to fund its working capital requirements. At December 31, 1994, there was $1.9 million outstanding on unsecured lines of credit providing total availability of $20.0 million. The Company uses these lines to meet seasonal working capital needs, and management believes that they are sufficient for that purpose.

         The Company's financial position continues to be strong, with favorable debt-to-equity and debt-to-total capital ratios of 39.1% and 28.1% as of December 31, 1994. Management believes that continuing improvements in operating performance together with the strength of the Company's balance sheet will allow it to access additional long-term sources of financing as needed and that funds provided by operations and external sources of financing are sufficient to support future requirements.

RESULTS OF OPERATIONS

         Net sales for the current quarter increased 16.4% over the same period last year, rising from $50.4 million to $58.6 million. The majority of the increase was due to the performance of the prestressed concrete strand ("PC strand") plant, which was non-operational during the prior year period. Tonnage shipments of wire and wire products increased 10.7%, while average selling prices were up 3.9% due to improved product mix and higher pricing levels.

         Gross profit rose to $4.7 million for the current quarter from $2.8 million for the year-ago period, an increase of 64.4%. As a result, gross profit as a percent of net sales improved from 5.6% to 8.0%. The PC strand operation, which incurred substantial start-up losses during the prior year period, was responsible for the largest portion of the increase. Most of Insteel Wire Products' ("IWP") other plants also reported significant improvement over prior year results. Insteel Construction Systems ("ICS") continued to operate below breakeven volume, incurring a loss equivalent to the prior year quarter.

         Selling, general and administrative expense increased to $3.2 million, or 5.4% of net sales for the current quarter, from $2.8 million, or 5.6% of net sales for the year-ago quarter. The majority of the dollar increase was due to higher profit-sharing expense resulting from the improvement in operating performance. Interest expense increased to $.5 million for the current quarter from $.3 million for the prior year quarter primarily due to the capitalization of interest related to construction of the PC strand plant in the first fiscal quarter of 1994.

         Results for the first quarter of fiscal 1994 reflect the Company's adoption of SFAS No. 109, "Accounting for Income Taxes." The Company recognized a $1.3 million benefit resulting from the recognition of previously unrecorded deferred tax assets related to net operating loss carryforwards. As a result of the new accounting treatment, the Company's effective tax rate has increased to statutory levels. The higher effective tax rate in the prior year quarter was due to a provision for foreign income taxes.

         The outlook for IWP's markets continues to be positive. Prices for the Company's primary raw material, hot rolled wire rod, have escalated sharply since September 30, 1994. Although the Company is pursuing increases in selling prices, at this point it has not fully recovered these additional costs.

         The start-up inefficiencies that negatively impacted fiscal 1994 results have diminished as a result of the improved performance of the PC strand plant and continuing progress at the Wilmington, Delaware plant and the operation of its new welding line. However, the industrial wire and agricultural products plant in Gallatin, Tennessee has not achieved acceptable performance levels. Management expects that the rate of improvement at the Gallatin plant will accelerate in the second quarter.

         ICS continues to struggle to gain market acceptance of its 3-D building panel due to the lack of cost effective concreting capacity. It is implementing a refocused marketing strategy predicated upon the establishment of a national distributor network with concreting capability and the development of sales to the precast industry. In addition, ICS is continuing to pursue business in Central America and the Caribbean and has quoted a number of large projects which could result in future orders. Although it is difficult to predict when volume will increase to a profitable level, management expects ICS' financial performance to improve over the remainder of the year.

         The Company's joint venture in Mexico, Insteel Panel/MEX, has been severely impacted by the recent devaluation of the Mexican peso in relation to the U.S. dollar. The plant, which was operating at capacity in December in response to strong market demand, is now operating on an intermittent basis and it is difficult to predict when the Mexican economy will rebound. Despite the devaluation, it is management's opinion that the long-term prospects remain promising and that the Company's investment value will not be significantly impacted. The investment in the joint venture and its operating results are immaterial in relation to Insteel's overall financial position and performance.

         The format of the Consolidated Statements of Earnings has been revised to provide the financial statement user with a more meaningful presentation of the Company's performance. Prior year results have been reclassified on a consistent basis to allow for accurate comparisons between periods.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits -
               27  Financial Data Schedule (for SEC use only)

         b.    Reports on Form 8-K:   None filed during the quarter
               with respect to which this report is filed.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INSTEEL INDUSTRIES, INC.
                                       ------------------------
                                       Registrant




                                       By  H. O. Woltz III
                                       -------------------------------------
                                           H. O. Woltz III
                                           President and Chief Executive Officer



Date: February 13, 1995                By  Michael C. Gazmarian
     ------------------                -------------------------------------
                                           Michael C. Gazmarian
                                           Chief Financial Officer and Treasurer