Form 10-Q
period 1995-03-31
INSTEEL INDUSTRIES INC
filed 1995-05-11
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

                          Yes [X]                              No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,376,713 shares of Common Stock (No Par Value) as of May 9, 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                     Condensed Consolidated Balance Sheets
                     March 31, 1995 and September 30, 1994
                             (Dollars in Thousands)


                                                                        March 31, 1995           September 30,
                                                                         (unaudited)                 1994
                                                                       ---------------         --------------
 CURRENT ASSETS:

    Cash                                                               $         883           $       1,234

    Receivables (Net)                                                         32,438                  33,399

    Inventories (Note 2)                                                      36,549                  28,750

    Prepaid Expenses and Other                                                   477                   1,119
                                                                       -------------           -------------

      TOTAL CURRENT ASSETS                                                    70,347                  64,502

 PROPERTY, PLANT AND EQUIPMENT                                               106,826                 104,497

    Less accumulated depreciation                                            (41,137)                (37,957)
                                                                       -------------           -------------
                                                                              65,689                  66,540

 OTHER ASSETS                                                                  7,249                   7,837
                                                                       -------------           -------------

      TOTAL ASSETS                                                     $     143,285           $     138,879
                                                                       =============           =============



 CURRENT LIABILITIES:

    Accounts Payable and Accrued Expenses                              $      38,966           $      31,972

    Short-Term Borrowings                                                      2,283                   4,940

    Current Portion of Long-Term Debt                                          2,865                   2,407
                                                                       -------------           -------------

      TOTAL CURRENT LIABILITIES                                               44,114                  39,319

 DEFERRED INCOME TAXES                                                         2,901                   6,302

 LONG-TERM DEBT less current portion                                          25,801                  26,797

 STOCKHOLDERS' EQUITY:

    Common Stock                                                              16,753                  16,667

    Additional Paid-in Capital                                                37,945                  37,730

    Retained Earnings                                                         15,771                  12,064
                                                                       -------------           -------------

      TOTAL STOCKHOLDERS' EQUITY                                              70,469                  66,461
                                                                       -------------           -------------

      TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                       $     143,285           $     138,879
                                                                       =============           =============

                            INSTEEL INDUSTRIES, INC.
                      Consolidated Statements of Earnings
                   (000's Omitted Except for Per Share Data)
                                  (Unaudited)

                                                      Three Months Ended                         Six Months Ended
                                                  March 31,            March 31,           March 31,           March 31,
                                                     1995                1994                1995                1994
                                                ------------        -------------       -------------        ------------
 NET SALES                                      $    66,003         $    56,128         $    124,622         $   106,484

 Cost of Sales                                       59,060              51,460              113,005              98,974
                                                -----------         -----------         ------------         -----------

   GROSS PROFIT                                       6,943               4,668               11,617               7,510

 Selling, General and Administrative Expense          3,547               3,261                6,734               5,943

 Minority Interest in Loss of Subsidiary                164                (155)                -                   (326)

 Equity in Loss of Affiliate                             91                  44                   96                 145
                                                -----------         -----------         ------------         -----------

   OPERATING INCOME                                   3,141               1,518                4,787               1,748

 Interest Expense                                       558                 542                1,104                 879

 Other Expense (Income)                                 (29)                (93)                 (11)               (249)
                                                -----------         -----------         ------------         -----------

   EARNINGS BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                             2,612               1,069                3,694               1,118

 Income Tax Expense (Benefit) (Note 3)               (1,414)                363               (1,016)                395
                                                -----------         -----------         ------------         -----------

   EARNINGS BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                   4,026                 706                4,710                 723

 CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE (Note 3)                       -                   -                   -                  1,325
                                                -----------         -----------         ------------         -----------
   NET EARNINGS                                 $     4,026          $      706         $      4,710         $     2,048
                                                ===========          ==========         ============         ===========

 WEIGHTED AVERAGE SHARES OUTSTANDING                  8,361               8,310                8,347               8,290
                                                ===========          ==========         ============         ===========


 EARNINGS PER COMMON SHARE:
 Before Cumulative Effect of Change in
   Accounting Principle                         $       .48          $      .09         $        .56         $       .09

 Cumulative Effect of Change in Accounting
   Principle                                            -                   -                   -                    .16
                                                -----------         -----------         ------------         -----------


   NET EARNINGS PER SHARE                       $       .48          $      .09         $        .56         $       .25
                                                ===========          ==========         ============         ===========

   DIVIDENDS PAID PER SHARE                     $       .06          $      .06         $        .12         $       .12
                                                ===========          ==========         ============         ===========

                            INSTEEL INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                              Six Months Ended March 31,
                                                                              1995                  1994
                                                                         -------------         -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net earnings                                                         $       4,710         $       2,048

    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

      Cumulative effect of change in accounting principle                          -                  (1,325)

      Depreciation and amortization                                              4,064                 3,691

      Net gain on sale of property, plant and equipment                            -                      (3)

      Provision for doubtful accounts                                              110                   204

      Minority interest in loss of subsidiary                                      -                    (326)

      Equity in loss of affiliate                                                   96                   144

      Increase (decrease) in deferred income taxes                              (3,401)                   73

      Increase (decrease) in accounts receivable                                   859                (2,445)

      Increase in inventories                                                   (7,799)              (14,883)

      Decrease in prepaid expenses                                                 642                 1,018

      (Increase) decrease in other assets                                          (18)               (2,295)

      Increase in accounts payable                                               6,351                 2,717

      Increase in accrued salaries, wages and related items                        372                   298

      Decrease in accrued expenses                                                (437)               (1,251)

      Increase (decrease) in accrued income taxes                                  708                  (491)
                                                                         -------------         -------------
          Total adjustments                                                      1,547               (14,874)
                                                                         -------------         -------------
          Net cash provided by (used in) operating activities                    6,257               (12,826)
                                                                         -------------         -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                        (2,803)               (6,857)

    Proceeds from sale of property, plant and equipment                            -                       7

    Proceeds on notes receivable                                                   112                  -

    Increase in other assets                                                       (20)                 -
                                                                         -------------         -------------
          Net cash used in investing activities                                 (2,711)               (6,850)
                                                                         -------------         -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                            (2,657)               12,120

    Proceeds from long-term debt                                                 1,941                 1,275

    Principal payments on long-term debt                                        (2,479)               (2,684)

    Proceeds from employee stock options                                           301                   371

    Dividends paid                                                              (1,003)                 (996)

    Capital contribution to subsidiary by minority interest                       -                      326
                                                                         -------------         -------------
          Net cash provided by (used in) financing activities                   (3,897)               10,412
                                                                         -------------         -------------

 NET DECREASE IN CASH                                                             (351)               (9,264)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,234                 9,289
                                                                         -------------         -------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $         883         $          25
                                                                         =============         =============

 Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for:

      Interest                                                           $        1,101        $         632

      Income taxes                                                       $          874        $         779


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

2.       Inventories

         Inventories at March 31, 1995 and September 30, 1994 have been stated at the lower of cost (first-in, first-out method) or market (dollars in thousands):

                                     March 31,         September 30,
                                       1995                1994
                                  --------------      --------------
          Raw Materials           $      13,629       $     14,067

          Work in Process                 1,731              1,274

          Finished Products              18,727             10,900

          Supplies                        2,462              2,509
                                  -------------       ------------
                                  $      36,549       $     28,750
                                  =============       ============


3.       Income Taxes

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable federal statutory income tax rate to pretax earnings as a result of the following differences (dollars in thousands):

                                                    Three Months Ended                 Six Months Ended
                                                        March 31,                          March 31,
                                             -------------------------------   -----------------------------
                                                  1995            1994              1995             1994
                                             ------------    ---------------   --------------   -------------
 Computed tax expense                        $       888      $        363      $     1,256      $       380

 Reduction in valuation allowance                 (2,368)             -              (2,368)            -

 Other                                                66              -                  96               15
                                             -----------      ------------      -----------      -----------
 Total Income Tax Expense (Benefit)          $    (1,414)     $        363      $    (1,016)     $       395
                                             ===========      ============      ===========      ===========


         During the second quarter of fiscal 1995, the Company purchased the remaining 30% of its joint venture subsidiary, Insteel Construction Systems, Inc. ("ICS"). Following the completion of the stock purchase, ICS was merged into Insteel's wholly-owned subsidiary, Insteel Wire Products Company ("IWP"), where it will operate as a separate division. Management expects that through the future combined operations of IWP and ICS, the Company will be able to utilize the net operating loss carryforwards ("NOL carryforwards") generated by ICS prior to the merger. Accordingly, during the second quarter of fiscal 1995, the Company reversed substantially all of the previously established valuation allowance related to ICS's separate return NOL carryforwards which had reduced its deferred tax asset to zero. This one-time income tax adjustment of $2.4 million, or $.28 per share, had the effect of increasing deferred tax assets with a corresponding reduction in the current year income tax provision.

         The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective October 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in fiscal year 1988. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $1,325,000 ($.16 per share) for the six months ended March 31, 1994.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Insteel's net sales for the quarter and first six months of fiscal 1995 increased 18% and 17% over the comparable periods last year due to stronger market demand and milder weather conditions. Tonnage shipments of wire and wire products were up 14% and 12% over the year-ago quarter and first half, while average selling prices increased over 3% as a result of improved product mix and higher pricing levels. The increase in sales volume was driven by the performance of the prestressed concrete strand ("PC strand") plant, which was started up in February 1994, and had minimal shipments in last year's quarter.

         Gross profit margins as a percentage of net sales improved from 8.3% to 10.5% for the quarter and 7.1% to 9.3% for the first six months in comparison to the year-ago periods. Margins were favorably impacted by higher spreads between selling prices and raw material costs and the improved performance of the PC strand plant, which incurred start-up losses during the prior year period.

         Selling, general and administrative expense ("SG & A expense") increased 9% for the quarter and 13% for the first six months compared to the year-ago periods. The majority of the increase was due to higher profit-sharing expense generated by improved operating performance. As a result of the larger percentage increase in sales volume, SG &A expense as a percentage of net sales dropped to 5.4% from 5.8% for the quarter and 5.4% from 5.6% for the first six months in comparison to prior year levels.

         Minority interest in loss of subsidiary previously represented the 30% share of Insteel Construction Systems ("ICS") losses funded by Insteel's joint venture partner, EVG. During the second quarter, Insteel purchased the remaining 30% of ICS from EVG and merged it into Insteel Wire Products ("IWP"). Instead of funding its share of the first quarter loss, the $164,000 contribution owed by EVG was negotiated as a reduction in the purchase price for their 30% interest. As a result, the first quarter amount was reversed in the second quarter, bringing the year-to-date total to zero. Going forward, Insteel's financial results will reflect 100% of the operating performance of ICS now that it is a wholly-owned subsidiary.

         Equity in loss of affiliate increased for the quarter compared to last year as a result of the economic downturn in Mexico and the resulting impact on Insteel's joint venture, Insteel Panel/MEX ("IPM"). Year-to-date results were still above prior year levels due to higher sales volumes prior to the December devaluation of the peso.

         Interest expense increased 3% for the second quarter and 26% for the first six months compared to the year-ago periods. First quarter 1994 expenses were reduced as a result of the capitalization of interest related to the construction of the PC strand plant.

         Income tax expense for the second quarter was reduced by $2.4 million to reflect the future utilization of the tax benefits arising from Insteel's acquisition of the remaining 30% interest in ICS. The Company established a deferred tax asset and reduced its income tax provision to reflect the expected usage of existing ICS net operating loss carryforwards ("NOLs") in the future. Going forward, the Company expects to continue reporting income tax expense at close to statutory levels, but will reduce its deferred tax asset balance as the ICS NOLs are utilized to offset consolidated taxable income.

         First quarter fiscal 1994 results reflect Insteel's adoption of SFAS No. 109, "Accounting for Income Taxes." The Company recognized a $1.3 million benefit resulting from the recognition of previously unrecorded deferred tax assets related to NOLs.

         The market outlook for IWP over the remainder of the year appears to be mixed. Although management anticipates continued strong demand for construction-related product lines, there has been an accumulation of customer inventories in certain markets which could effect third quarter shipments. However, due to the seasonal nature of the Company's markets, sales volumes in the second half have historically been substantially higher than in the first six months. Recent raw material price increases on hot rolled wire rod could negatively impact profit margins should there be a softening in business conditions that would prevent the Company from raising its selling prices.

         Management believes that the improved operational performance of the Wilmington, Delaware plant and the industrial wire plant in Gallatin, Tennessee would significantly impact Insteel's overall financial results. Although the Delaware plant has demonstrated substantial progress during the first half of the year, it has not yet improved to the level of its stated objectives. The Tennessee industrial wire plant continues to be a concern due to management issues which are being addressed. Management expects that both facilities will demonstrate significant progress before the end of the year.

         ICS continued to operate substantially below breakeven volumes in the second quarter and incurred losses above prior year levels. The Company is continuing its marketing focus for the Insteel 3-D(R) building panel on the development of sales to the precast market and to projects in Florida, Central America and the Caribbean. Given the all-or-nothing nature of the construction projects being pursued, forecasting exactly when volume will increase to profitable levels is extremely difficult. Should ICS' financial performance fail to significantly improve over the remainder of the year, management will pursue alternative operational strategies in order to attain profitability.

         Although IPM has been adversely impacted by the decline in the Mexican economy, it is management's opinion that the long-term prospects remain promising and that the Company's investment value will not be significantly impacted. The operating results of IPM are not expected to have a material impact on Insteel's 1995 consolidated financial operating results.

LIQUIDITY AND FINANCIAL CONDITION

         Operating activities generated $6.3 million of cash for the first half of fiscal 1995 compared to the prior year period, when $12.8 million was consumed. The primary drivers behind the turnaround in operating cash flow were improvements in the major components of working capital and improved financial results. Although net sales increased 17% for the first half, receivables increased only 2% and inventories decreased 5% compared to year-ago levels. As a result, days sales outstanding decreased from 54 to 47 days and inventory turns improved from 5.1 to 6.2 compared to the prior year. Net earnings before depreciation and amortization, excluding the tax-related adjustments in both years, were $6.4 million for the first half of fiscal 1995, compared to $4.4 million for the prior year period - a 45% increase.

         Investing activities consumed $2.7 million of cash during the first half of fiscal 1995 compared to $6.9 million during the year-ago period due to lower capital expenditures. Management expects that capital expenditures will continue to run below prior year levels but could increase later in the year should expansion projects be undertaken. The Company is close to finalizing plans to expand its PC strand capacity and enter the collated nail business. Total expenditures for these projects would total around $9 million and could commence in the third quarter.

         The Company used $3.9 million of cash for financing activities during the first half of fiscal 1995, while $10.4 million was provided in the prior year period. The major application of cash was to reduce short-term borrowings by $2.7 million in the current year, compared to an increase of $12.1 million during the year-ago period.

         Short-term borrowings are utilized by the Company to fund its working capital requirements. At March 31, 1995, there was $2.3 million outstanding on unsecured lines of credit providing total availability of $20.0 million. The Company uses these lines to meet seasonal working capital needs, and management believes that they are sufficient for that purpose.

         The Company's financial condition remains strong. As of March 31, 1995, ratios of debt to equity and debt to total capital were 37% and 27%, compared to 43% and 30% a year ago. Management believes that continuing improvements in operating performance together with the strength of the Company's balance sheet will allow it to access additional long- term sources of financing as needed and that funds provided by operations and external sources of financing are sufficient to support future requirements.

                          PART II - OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1995 Annual Meeting of Shareholders on February 7, 1995.

Election of Directors

         Four directors were elected with votes cast as follows:

                                                           For                  Withheld
                                                       -----------             ----------
                  Howard O. Woltz, Jr.                  7,537,406                50,730

                  Thomas J. Cumby                       7,537,814                50,322

                  C. Richard Vaughn                     7,537,867                50,269

                  Louis E. Hannen                       7,537,872                50,264

         Other directors whose term of office continued after the meeting are:
John E. Woltz, W. Allen Rogers, II, Joseph D. Noell, III, H. O. Woltz III, Frances H. Johnson and Charles B. Newsome.

Adoption of the 1994 Employee Stock Option Plan

         The 1994 Employee Stock Option Plan of Insteel Industries, Inc. was approved with votes cast as follows:

                                                                                         Broker
                            For                Against              Abstain             Nonvotes
                         ---------           ----------           -----------         -----------
                         7,361,199             170,470               56,467            1,258,229

Adoption of the 1994 Director Stock Option Plan

         The 1994 Director Stock Option Plan of Insteel Industries, Inc. was approved with votes cast as follows:

                                                                                        Broker
                             For               Against             Abstain             Nonvotes
                         ---------           ----------           -----------         -----------
                          7,108,737            421,831             57,568             1,258,230


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

                  27 - Financial Data Schedule (for SEC use only)

         b.       Reports on Form 8-K:   None filed during the quarter
                  with respect to which this report is filed.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INSTEEL INDUSTRIES, INC.
                                      Registrant




                                      By /s/ H. O. Woltz III
                                         ----------------------------------
                                         H. O. Woltz III
                                         President and Chief Executive Officer



Date:  May 11, 1995                   By /s/ Michael C. Gazmarian
     ----------------                    ----------------------------------
                                         Michael C. Gazmarian
                                         Chief Financial Officer and Treasurer