Form 10-Q
period 1995-06-30
INSTEEL INDUSTRIES INC
filed 1995-07-26
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------  ----------
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

                 Yes [X]                                   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,376,713 shares of Common Stock (No Par Value) as of July 25, 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                     Condensed Consolidated Balance Sheets
                      June 30, 1995 and September 30, 1994
                             (Dollars in Thousands)

                                                                          June 30,             September 30,
                                                                            1995                    1994
                                                                        (unaudited)
                                                                       -------------           -------------
 CURRENT ASSETS:

    Cash                                                               $         759           $       1,234

    Receivables (Net)                                                         32,060                  33,399

    Inventories (Note 2)                                                      44,989                  28,750

    Prepaid Expenses and Other                                                   517                   1,119
                                                                       -------------           -------------
      TOTAL CURRENT ASSETS                                                    78,325                  64,502

 PROPERTY, PLANT AND EQUIPMENT                                               107,909                 104,497

    Less accumulated depreciation                                            (42,897)                (37,957)
                                                                       -------------           -------------
                                                                              65,012                  66,540
 OTHER ASSETS                                                                  7,047                   7,837
                                                                       -------------           -------------
      TOTAL ASSETS                                                     $     150,384           $     138,879
                                                                       =============           =============

 CURRENT LIABILITIES:

    Accounts Payable and Accrued Expenses                              $      34,695           $      31,972

    Short-Term Borrowings                                                     12,371                   4,940

    Current Portion of Long-Term Debt                                          2,805                   2,407
                                                                       -------------           -------------
      TOTAL CURRENT LIABILITIES                                               49,871                  39,319

 DEFERRED INCOME TAXES                                                         3,985                   6,302

 LONG-TERM DEBT less current portion                                          24,966                  26,797

 STOCKHOLDERS' EQUITY:
    Common Stock                                                              16,753                  16,667

    Additional Paid-in Capital                                                37,945                  37,730

    Retained Earnings                                                         16,864                  12,064
                                                                       -------------           -------------
      TOTAL STOCKHOLDERS' EQUITY                                              71,562                  66,461
                                                                       -------------           -------------
      TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                       $     150,384           $     138,879
                                                                       =============           =============

                            INSTEEL INDUSTRIES, INC.
                      Consolidated Statements of Earnings
                   (000's Omitted Except for Per Share Data)
                                  (Unaudited)

                                                            Three Months Ended                           Nine Months Ended

                                                       June 30,              June 30,               June 30,             June 30,
                                                         1995                 1994                    1995                 1994
                                                     -----------           -----------           -----------            -----------
 NET SALES                                           $    69,360           $    71,360           $   193,982            $   177,845

 Cost of Sales                                            62,662                64,749               175,667                163,723
                                                     -----------           -----------           -----------            -----------
   GROSS PROFIT                                            6,698                 6,611                18,315                 14,122

 Selling, General and Administrative Expense               3,542                 3,442                10,276                  9,386

 Minority Interest in Loss of Subsidiary                   -                       (78)                 -                      (404)

 Equity in Loss of Affiliate                                 (12)                   14                    84                    159
                                                     -----------           -----------           -----------            -----------
   OPERATING INCOME                                        3,168                 3,233                 7,955                  4,981

 Interest Expense                                            614                   671                 1,718                  1,550

 Other Expense (Income)                                       37                   (72)                   26                   (321)

   EARNINGS BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                  2,517                 2,634                 6,211                  3,752

 Income Tax Expense (Benefit) (Note 3)                       921                 1,054                   (95)                 1,450
                                                     -----------           -----------           -----------            -----------
   EARNINGS BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                        1,596                 1,580                 6,306                  2,302

 CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE (Note 3)                          -                     -                     -                     1,325
                                                     -----------           -----------           -----------            -----------
   NET EARNINGS                                      $     1,596           $     1,580           $     6,306            $     3,627
                                                     ===========           ===========           ===========            ===========

 WEIGHTED AVERAGE SHARES OUTSTANDING                       8,377                 8,330                 8,357                  8,303
                                                     ===========           ===========           ===========            ===========


 EARNINGS PER COMMON SHARE:

Before Cumulative Effect of Change in Accounting
     Principle                                       $       .19           $       .19           $       .75            $       .28

Cumulative Effect of Change in Accounting Principle         -                     -                     -                       .16
                                                     -----------           -----------           -----------            -----------
   NET EARNINGS PER SHARE                            $       .19           $       .19           $       .75            $       .44
                                                     ===========           ===========           ===========            ===========
   DIVIDENDS PAID PER SHARE                          $       .06           $       .06           $       .18            $       .18
                                                     ===========           ===========           ===========            ===========

                            INSTEEL INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                              Nine Months Ended June 30,
                                                                              1995                   1994
                                                                         -------------         -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                         $       6,306         $       3,627

    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

      Cumulative effect of change in accounting principle                           -                 (1,325)

      Depreciation and amortization                                              6,033                 5,480

      Net gain on sale of property, plant and equipment                             (5)                   (3)

      Provision for doubtful accounts                                              219                   301

      Minority interest in loss of subsidiary                                       -                   (404)

      Equity in loss of affiliate                                                   84                   158

      Increase (decrease) in deferred income taxes                              (2,316)                  387

      Increase (decrease) in accounts receivable                                 1,066                (5,463)

      Increase in inventories                                                  (16,239)              (10,759)

      Decrease in prepaid expenses                                                 602                 1,235

      Increase in other assets                                                      (2)               (2,266)

      Increase in accounts payable                                               3,078                   838

      Increase in accrued salaries, wages and related items                         31                   319

      Decrease in accrued expenses                                                (243)                 (255)

      Decrease in accrued income taxes                                            (143)                 (152)
                                                                         -------------         -------------
          Total adjustments                                                     (7,835)              (11,909)
                                                                         -------------         -------------
          Net cash used in operating activities                                 (1,529)               (8,282)
                                                                         -------------         -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                        (3,896)               (8,576)

    Proceeds from sale of property, plant and equipment                             11                   952

    Proceeds on notes receivable                                                   193                  -

    Increase in other assets                                                       (48)                 -
                                                                         -------------         -------------
          Net cash used in investing activities                                 (3,740)               (7,624)
                                                                         -------------         -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase in short-term borrowings                                        7,431                10,052

    Proceeds from long-term debt                                                 1,978                 1,275

    Principal payments on long-term debt                                        (3,411)               (3,356)

    Proceeds from employee stock options                                           301                   430

    Dividends paid                                                              (1,505)               (1,496)

    Capital contribution to subsidiary by minority interest                       -                      404
                                                                         -------------         -------------
          Net cash provided by financing activities                              4,794                 7,309
                                                                         -------------         -------------

 NET DECREASE IN CASH                                                             (475)               (8,597)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,234                 9,289
                                                                         -------------         -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $         759         $         692
                                                                         =============         =============

 Supplemental Disclosures of Cash Flow Information:

    Cash paid during the period for:

      Interest                                                           $       2,114         $       1,694
      Income taxes                                                       $       1,552         $       1,100


Notes to Unaudited Consolidated Financial Statements

1.       General

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 as filed with the Securities and Exchange Commission.

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments except as may be specifically disclosed) necessary for a fair presentation of the information therein. Results of operations for the interim periods should not be regarded as necessarily indicative of the results to be expected for a full year.

2.       Inventories

         Inventories at June 30, 1995 and September 30, 1994 have been stated at the lower of cost (first-in, first-out method) or market (dollars in thousands):

                                          June 30,                 September 30,
                                            1995                       1994
                                    -------------------       -------------------
 Raw Materials                      $            22,376       $            14,067

 Work in Process                                  1,153                     1,274

 Finished Products                               19,057                    10,900

 Supplies                                         2,403                     2,509
                                    -------------------       -------------------
                                    $            44,989       $            28,750
                                    ===================       ===================


3.       Income Taxes

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Insteel's net sales were down 3% for the quarter and up 9% for the first nine months of fiscal 1995 in comparison to prior year results. Shipments ran below expected levels throughout the quarter as customers worked down excess inventories which had accumulated due to softening market conditions. Tonnage shipments of wire and wire products decreased 6% for the quarter and increased 5% for the first nine months in comparison to prior year volumes.

Average selling prices were up 4% for the quarter and year-to-date periods as a result of a more favorable product mix and higher pricing levels relative to comparable prior year periods.

         Gross profit margins improved from 9.3% to 9.7% for the quarter and 7.9% to 9.4% for the first nine months in comparison to prior year periods. The PC strand plant, which incurred start-up losses during the first half of last year, was responsible for a large portion of the year-to-year improvement. Although spreads between selling prices and raw material costs widened over the comparable periods last year, current quarter levels were down from the second quarter.

         Selling, general and administrative expense ("SG & A expense") increased 3% for the quarter and 9% for the first nine months compared to prior year levels. The majority of the year-to-date increase was a result of higher profit-sharing expense generated by improved operating performance. SG & A expense increased from 4.8% of sales to 5.1% for the quarter and remained flat at 5.3% for the first nine months in comparison to last year's results.

         Prior year results reflected the funding of 30% of ICS' losses by Insteel's joint venture partner, EVG. As a result of the purchase of EVG's 30% interest in the second quarter of this year and the ensuing merger of ICS into IWP, minority interest was applicable only to prior year results.

         Interest expense was down 8% for the quarter and up 11% for the first nine months compared to prior year periods. The quarterly decrease was due to lower average short-term borrowings while the year-to-date increase resulted from the capitalization of interest related to the construction of the PC strand plant in the first quarter of last year.

         Income tax expense for the first nine months included a $2.4 million reduction recorded in the second quarter resulting from the future utilization of tax benefits arising from Insteel's acquisition of the remaining 30% interest in ICS. The Company established a deferred tax asset and reduced its income tax provision to reflect the expected usage of existing ICS tax loss carryforwards in the future.

         Prior year results reflect the first quarter adoption of SFAS No. 109, "Accounting for Income Taxes." The Company recognized a $1.3 million benefit resulting from the recognition of previously unrecorded deferred tax assets.


OUTLOOK

         The recent weakening in demand at IWP has resulted in excess inventories relative to anticipated shipment levels through the remainder of the year. Management is taking measures to align inventory levels with customer requirements, including the reduction of production schedules at certain facilities. Margins could be eroded if the current market softness continued and resulted in significant price discounting.

         ICS has continued to incur losses as sales volumes remain substantially below breakeven levels. Management is evaluating alternative operating strategies which would be pursued should there fail to be substantial improvement in operating results over the remainder of the year.

         ICS' Mexican joint venture, Insteel Panel/MEX ("IPM") demonstrated improvement during the quarter and should operate at close to breakeven levels through the end of the year. The operation has begun to recover from the impact of the economic downturn resulting from the peso devaluation and has benefited from export sales into the western U.S.


LIQUIDITY AND FINANCIAL CONDITION

         Operating activities consumed $1.5 million of cash for the first nine months of fiscal 1995 compared to $8.3 million during the prior year period. Increases in cash provided by receivables and improved operating performance were partially offset by higher inventory levels. In comparison to the 9% increase in nine-month sales, as of June 30, 1995, receivables were down 7% while inventories were up 31% relative to year-ago levels. As a result, days sales outstanding dropped from 51 to 45 and inventory turns decreased from 6.4 to 5.2 compared to the prior year period. Net earnings before depreciation and amortization, excluding the tax-related adjustments in both years, were $10.0 million for the first nine months of fiscal 1995 compared to $7.8 million for the same period last year - a 28% increase.

         Investing activities consumed $3.7 million of cash during the first nine months of fiscal 1995 compared to $7.6 million during the year-ago period as a result of lower capital expenditures. Management expects that capital spending will increase during the next six months as expansion projects are undertaken. In May, construction started on a new collated nail facility located in Andrews, South Carolina, adjacent to the Company's existing plant. Commissioning of the facility is projected to occur during the first quarter of fiscal 1996. The Company has previously announced plans to expand the capacity of its PC strand plant with purchase commitments expected to be made next quarter. Total expenditures for these projects is expected to be around $9.0 million.

         Financing activities provided $4.8 million of cash during the first nine months of fiscal 1995 compared to $7.3 million during the same period last year. Although the increase in short-term borrowings was $2.6 million lower than last year's comparable period, the June 30, 1995 balance was up $2.3 million relative to a year ago.

         The Company utilizes short-term borrowings on unsecured lines of credit to fund its seasonal working capital needs. At June 30, 1995, there was $12.4 million outstanding on lines providing total availability of $20.0 million. Management believes that these lines are sufficient to fund its working capital requirements.

         The financial condition of the Company continues to be strong. Debt-to-equity and debt-to-total capital ratios were 35% and 26% at June 30, 1995, compared to 42% and 29% a year ago. Management believes that the strength of the Company's balance sheet together with improved operating performance enable it to access additional long-term sources of financing as required and that funds provided by operations and external sources of financing are sufficient to support future requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits - Financial Data Schedule (for SEC use only)

         b.  Reports on Form 8-K:   During the period covered by this report,
             the Company filed one report on Form 8-K, dated June 28, 1995, reporting under Item 4(a) change in the Company's certifying accountant.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTEEL INDUSTRIES, INC.
                                   ------------------------


                                   Registrant




                                   By H.O. Woltz III
                                   ------------------------------------------
                                      H. O. Woltz III
                                      President and Chief Executive Officer



Date: July 25, 1995                By Michael C. Gazmarian
                                   -----------------------------------------
                                      Michael C. Gazmarian
                                      Chief Financial Officer and Treasurer