Form 10-K405
period 1995-09-30
INSTEEL INDUSTRIES INC
filed 1995-12-22
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (Mark One)

      {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

      { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

                    For the Transition Period From ___ to___

                         Commission File Number 1-9929


                            INSTEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   NORTH CAROLINA                     56-0674867
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

               1373 BOGGS DRIVE, MOUNT AIRY, NORTH CAROLINA 27030
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (910) 786-2141

          Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
COMMON STOCK (NO PAR VALUE)                     NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes {X}   No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant as of December 15, 1995 was $41,150,855.

         The number of shares outstanding of the registrant's common stock as of December 15, 1995 was 8,393,270.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement to be delivered to stockholders in connection with the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Insteel Industries, Inc. (the "Company" or "Insteel") manufactures and markets a wide range of wire products. The Company's wholly-owned subsidiary, Insteel Wire Products Company, is comprised of two divisions, Insteel Wire Products ("IWP") and Insteel Construction Systems ("ICS"). IWP produces concrete reinforcing products, industrial wire, agricultural fencing and nails for the construction, home furnishings, appliance and agricultural industries. ICS manufactures the Insteel 3-D(R) building panel for commercial and residential construction. The most significant market for both divisions is the construction industry, which represented over half of Insteel's sales in 1995.

         Insteel's business strategy is to attain leadership positions in the markets that it serves and continue expanding into higher value-added products that offer superior returns relative to the Company's traditional businesses. Future growth will leverage off of the Company's core competencies in the manufacture and sales of wire products. Insteel's strategic focus is on new product additions or product line extensions that offer the potential for (1) substantial barriers to entry, (2) clear differentiation from competitors and
(3) significantly more attractive profit margins than the Company's commodity-type businesses.

         From its founding in 1953 up until its entry into the wire business in 1974, Insteel manufactured concrete building products for the construction industry. Sales of wire products expanded substantially during 1975 - 1988, as the Company attained leadership positions in a number of its product lines and markets. In 1988, the Company elected to focus its resources on the wire industry and sold its concrete products division.

         ICS was formed in 1989 as a joint venture with an Austrian firm, EVG. In 1992, ICS entered into a joint venture agreement that created an affiliate, Insteel Panel/MEX, to manufacture and distribute 3-D panel in Mexico. During the second quarter of 1995, the Company purchased EVG's 30% minority interest, and following the completion of the stock purchase, merged ICS into Insteel's wholly-owned subsidiary, Insteel Wire Products Company.

         During 1992 and 1993, the Company completed a strategic realignment program which included the redeployment of production capacity and the consolidation of the management and administrative responsibilities for its previously stand-alone wire products subsidiaries. Three manufacturing facilities were closed while three other facilities were significantly expanded. In 1993, the Company merged its Expo Wire Company, Rappahannock Wire Company, Forbes Steel & Wire Corporation and Intersteel Corporation subsidiaries into one wholly-owned subsidiary, Insteel Wire Products Company. Also during 1993, the scrap brokerage business that bought and sold steel scrap on a commissioned basis was terminated. Wire products and scrap brokerage sales for the last three years are as follows:

                                                         YEAR ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
                                      1995                         1994                        1993
                              --------------------         -------------------         --------------------
 ($ in thousands)              Amount          %            Amount         %            Amount          %
                              --------       -----         --------      -----         --------       -----
 Wire Products                $260,344       100.0         $247,045      100.0         $211,509        86.3
 Scrap Brokerage                  -            -               -           -             33,507        13.7
                              --------       -----         --------      -----         --------       -----
  Total                       $260,344       100.0         $247,045      100.0         $245,016       100.0
                              ========       =====         ========      =====         ========       =====


         In January 1994, Insteel entered the prestressed concrete strand ("PC strand") business with the start-up of a new manufacturing facility. The Company has made purchase commitments for an expansion to the PC strand plant that will double its production capacity. Start-up is currently scheduled for the second half of fiscal 1996.

         A second major new product introduction will be collated nails. In May 1995, construction was started on a new manufacturing facility with production scheduled to commence in February 1996.

PRODUCTS

         Concrete reinforcing products include welded wire fabric and PC strand. Welded wire fabric is produced as both a commodity and specially engineered reinforcing product for concrete pipe, commercial construction and infrastructure construction. The product is manufactured in both rolls and mats in widths of up to 13.5 feet. PC strand is a sophisticated concrete reinforcing product used in both pretensioned and posttensioned prestressed concrete construction for structural members, bridges, buildings, parking decks, pilings, railroad ties and utility poles.

         Industrial wire products are primarily sold to manufacturers of springs for the bedding and furniture industries, appliances such as refrigerators, ovens and dishwashers, strapping ties, display racks, grocery carts and chain link fences. Product attributes vary with the end use and can include galvanizing for corrosion resistance and intermediate heat-treating, in addition to stringent tolerance requirements and mechanical properties.

         Nails include a wide variety of products such as common nails, finishing nails, box nails, sinkers, duplex nails and galvanized nails where corrosion resistance is required. The Company's collated nail product line will include standard sizes that fit all of the major pneumatic automatic power nailers currently manufactured.

         Agricultural products are primarily galvanized wire that is woven, welded or formed into fencing or barbed wire used on farms as well as in commercial and residential applications.

         Insteel 3-D(R) building panel is a steel-reinforced polysterene sandwich panel to which concrete is applied, creating an insulated continuously-reinforced concrete structure. The product is used in the construction of commercial buildings, prisons, apartments and homes. The 3-D panel is far superior to conventional building methods in terms of strength, durability, structural performance, insulation qualities, design flexibility, ease of installation and speed of construction. The most critical factor impacting customer acceptance has been, and continues to be, the cost effective application of concrete.

MARKETING AND DISTRIBUTION

         Insteel markets its products through sales representatives who are employees of the Company. Insteel aligns its sales and marketing staff with the markets that it is servicing. IWP's sales function is organized into three customer-based units: (1) concrete reinforcing, including welded wire fabric and PC strand, (2) industrial wire and (3) nails and agricultural. ICS has its own sales and marketing organization which is focused on the promotion of the Insteel 3-D(R) building panel. The Company's products are sold directly to users and through numerous wholesalers, distributors and retailers located primarily in the eastern part of the U.S. as well as a portion of the Southwest.

         Insteel delivers its products using either its own trucking fleet, or via common or contract carriers, depending upon comparative costs and scheduling requirements. In order to minimize freight costs, the Company backhauls raw materials on its fleet whenever customer locations are in close proximity to its suppliers.

RAW MATERIALS

         The primary raw material required in the production of Insteel's wire products is hot rolled carbon steel wire rod. The Company purchases wire rod from both domestic and foreign suppliers. Under the terms of a rod supply agreement, Insteel is committed to purchase from GS Industries, Inc. a portion of its raw material requirements. During the past three years, domestic wire rod markets have remained tight and prices have escalated as U.S. manufacturers operated near full capacity. Announced increases in domestic wire rod capacity scheduled over the next few years should have a favorable impact on the quality and availability of the Company's most significant raw material. The Company believes that raw materials and supplies are available in quantities adequate to meet the Company's current and future needs.

COMPETITION

         The markets in which the Company's business is conducted are highly competitive. Insteel faces formidable competition in most areas of its business activity, including competition from companies whose revenues and financial resources are much larger than the Company's. Some of its competitors are integrated steelmakers that produce both wire rod and wire products and offer multiple product lines over broad geographical areas. Other competitors are smaller independent wire mills that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Selling prices tend to ultimately move with changes in raw material costs, although spreads can widen or narrow depending upon market conditions. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. The Company believes that it is the leading low cost producer of wire products operating the most technologically-advanced manufacturing facilities. In addition, the Company offers a broader range of products through more diverse distribution channels than any of its competitors. The Company believes that it is well-positioned to compete favorably based on the industry's critical success factors.

EMPLOYEES

         As of September 30, 1995, the Company employed 1,023 people. The Company has a collective bargaining agreement with a labor union at its Delaware plant covering its hourly employees. The Company believes that relations with the labor union and employees are satisfactory.

ENVIRONMENTAL MATTERS

         The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company has experienced no material difficulties in complying with legislative or regulatory standards and believes that these standards have not materially impacted Insteel's financial position or results of operations. Compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on Insteel's financial position or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company are as follows:

 Name                               Age     Position with the Company
 ---------------------------        ---     -------------------------------------------------
 Howard O. Woltz, Jr.               70      Chairman of the Board and a Director

 H.O. Woltz III                     39      President, Chief Executive Officer and a Director

 Gary D. Kniskern                   50      Vice President - Administration and Secretary

 Michael C. Gazmarian               36      Chief Financial Officer and Treasurer

         Howard O. Woltz, Jr., has been Chairman of the Board since 1958 and has served in various capacities for more than 37 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc. (a publicly-held manufacturer of knit apparel and fabrics), for more than 35 years prior to its acquisition in December 1988 by Russell Corporation.

         H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in February 1991 and has served in various capacities for more than 17 years. He was named President and Chief Operating Officer in August 1989. He had been Vice President of the Company since September 1988 and, previously, President of Rappahannock Wire Company, a subsidiary of the Company, since 1981. Mr. Woltz has been a director of the Company since 1986 and also serves as President of Insteel Wire Products Company.

         Gary D. Kniskern was elected Vice President - Administration in August 1994 and has served in various capacities for more than 16 years. He had been Secretary and Treasurer since December 1984 and, previously, internal auditor since 1979.

         Michael C. Gazmarian was elected Treasurer in August 1994. He had joined Insteel as Chief Financial Officer in July 1994. He had been with Guardian Industries Corp. since 1986, serving in various financial capacities. Most recently, he was Vice President - Finance and Administration for Consolidated Glass & Mirror Corp., a Guardian subsidiary.

         The executive officers listed above were elected by the Board of Directors at its annual meeting held February 7, 1995. All officers serve until the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 13, 1996.

ITEM 2.  PROPERTIES.

         Insteel's corporate headquarters and IWP's divisional office are located in Mount Airy, North Carolina. ICS' divisional office is located in Brunswick, Georgia. IWP has seven manufacturing facilities located in Andrews, South Carolina; Dayton, Texas; Fredericksburg, Virginia; Gallatin, Tennessee (2 plants); Mount Airy, North Carolina; and Wilmington, Delaware. Construction is underway on a collated nail plant located in Andrews, South Carolina, scheduled to begin production in February 1996. ICS operates a manufacturing facility located in Brunswick, Georgia and a joint venture operation located in Mexicali, B.C., Mexico.

         The Company owns all of its properties with the exception of the Mexican joint venture facility, which is leased. The Dayton, Fredericksburg, Gallatin, and Brunswick plants are all pledged as security under long-term financing agreements. The Company owns and leases a fleet of trucks and trailers for the delivery of its products.

         The Company considers that its properties are in good operating condition and that its machinery and equipment have been well-maintained. Manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is a subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock is listed on the New York Stock Exchange under the symbol III. At December 11, 1995, there were 785 stockholders of record.

         Certain of the Company's borrowing agreements contain restrictions on the payment of dividends. As of September 30, 1995, $13,953,000 of retained earnings are available for dividend payments.

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                (IN THOUSANDS, EXCEPT PER SHARE AND PRICE DATA)

                                                       FIRST            SECOND          THIRD            FOURTH
                                                      QUARTER          QUARTER         QUARTER          QUARTER
                                                      -------          -------         -------          -------
 1995
 ----
 OPERATING RESULTS
   Net sales                                          $58,619          $66,003         $69,360          $66,362
   Gross profit                                         4,674            6,943           6,698            3,592
   Net earnings                                           684            4,026           1,596               30

 PER SHARE DATA (IN DOLLARS)
   Net earnings                                           .08              .48             .19              .01
   Dividends declared                                     .06              .06             .06              .06
   Stock prices
     High                                                8.88             8.25            8.13             8.88
     Low                                                 6.88             7.00            7.00             7.00

 1994
 ----
 OPERATING RESULTS
   Net sales                                          $50,356          $56,128         $71,360          $69,201
   Gross profit                                         2,842            4,668           6,611            5,633
   Earnings before cumulative effect of change
     in accounting principle                               17              706           1,580            1,469
   Cumulative effect of change in accounting
     principle                                          1,325              -               -                -
   Net earnings                                         1,342              706           1,580            1,469

 PER SHARE DATA (IN DOLLARS)
   Earnings before cumulative effect of change
     in accounting principle                              -                .09             .19              .18
   Cumulative effect of change in accounting
     principle                                            .16              -               -                -
   Net earnings                                           .16              .09             .19              .18
   Dividends declared                                     .06              .06             .06              .06
   Stock prices
     High                                               11.50            12.13           10.38             9.75
     Low                                                 8.63             8.50            8.25             8.13

ITEM 6. SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Year Ended September 30,
                                              --------------------------------------------------------------
                                                1995          1994          1993        1992          1991
                                              --------      --------      --------    --------      --------
 Net sales                                    $260,344      $247,045      $245,016    $239,559      $240,220


 Earnings before extraordinary item and
   cumulative effect of change in
   accounting principle*                         6,336         3,772         6,292       4,345         1,660

 Net earnings                                    6,336         5,097         6,292       4,345         1,769

 Earnings per share before extraordinary
   item and cumulative effect of change
   in accounting principle (primary)*              .76           .45           .80         .68           .26

 Net earnings per share (primary)                  .76           .61           .80         .68           .28

 Dividends per share                               .24           .24           .23         .21           .19

 Total assets                                  146,135       138,879       133,042     112,766       108,909

 Long-term debt                                 22,089        26,797        29,188       30,433       32,130

 Stockholders' equity                           71,212        66,461        62,930       44,944       41,684


 * See Item 7, below, and Note 1 of Notes to Consolidated Financial Statements for information regarding the change in accounting principle.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
1995 Compared With 1994

         Insteel's net sales reached a new high in 1995, rising 5% to $260.3 million compared with $247.0 million in 1994. The current year was marked by dramatically different business conditions in the first and second halves of the year relative to 1994. Sales for the first half of the year were up 17% over the same period in 1994 due to strong market demand and the additional volume generated by the PC strand product line. During the second half of the year, a softening business environment and related build-up in customer inventories led to a 3% decline in sales compared to the same period in 1994. For the year, average wire selling prices per ton were up 3% over 1994 due to improved product mix and higher price levels. Wire product shipments increased 2%.

         Cost of sales during 1995 were 91.6% of sales, down from 92.0% in 1994. Gross profit increased 11% to $21.9 million or 8.4% of sales in 1995 compared with $19.8 million or 8.0% of sales in 1994. The PC strand plant, which incurred start-up losses during the first half of 1994, was the driving factor behind the year-to-year improvement. Strong customer demand in the first half of the year widened spreads between selling prices and raw material costs and favorably impacted gross margins. Weakening market conditions in the second half of the year led to narrower spreads and excess inventories. In response, production rates at most facilities were sharply reduced in order to realign inventories with customer demand. The resulting increase in per-unit production costs negatively impacted gross margins, particularly in the fourth quarter.

         Selling, general and administrative expenses were $13.2 million or 5.1% of sales in 1995 compared with $12.5 million or 5.0% of sales in 1994. The Company's focus on cost-reduction efforts continued to minimize SG & A expenditures.

         Interest expense increased 9% to $2.3 million compared to $2.2 million in 1994. The increase in 1995 was due to higher interest rates and the capitalization of interest related to the construction of the PC strand plant in the first quarter of 1994.

         The statement of earnings for 1994 and 1993 reflected the funding of 30% of ICS losses by its former joint venture partner. As a result of the purchase of the remaining interest in ICS in the second quarter of 1995, minority interest was not applicable to the 1995 results. ICS continued to incur substantial losses in 1995 due to insufficient sales volume.

         The provision for income taxes included a $2.4 million deferred tax benefit recorded in the second quarter of 1995 as a result of the purchase of the 30% minority interest in ICS and subsequent merger into IWP. The Company established a deferred tax asset and reduced its income tax provision to reflect the expected usage of existing ICS net operating loss carryforwards in the future. In the first quarter of 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes," and recognized a $1.3 million benefit for previously unrecorded deferred tax assets related to other net operating loss carryforwards. Excluding the tax-related adjustments in both years, the effective income tax rate remained constant at 36.6%.


1994 Compared With 1993

         Sales increased 1% for the year, rising to $247.0 million in 1994 from $245.0 million in 1993. Sales for 1993 included $33.5 million of scrap brokerage revenue, a business that was terminated in August 1993. Excluding the scrap brokerage business, sales were up 17% over 1993. Average wire selling prices per ton were up 6% over 1993 due to improved product mix and higher price levels. Wire product shipments increased 11%.

         Cost of sales increased to 92.0% of sales in 1994 from 91.5% in 1993. As a result, gross profit dropped 5% to $19.8 million or 8.0% of sales in 1994 compared with $20.9 million or 8.5% of sales in 1993. Operating costs for 1994 were negatively impacted by the start-ups of an automated wire rod cleaning facility, a new welding line and the PC strand operation. ICS continued to operate below breakeven volume despite the profitable performance of the Panel/MEX joint venture in the second half of the year.

         Selling, general and administrative expenses decreased to $12.5 million or 5.0% of sales in 1994 compared with $12.8 million or 5.2% of sales in 1993. Interest expense increased to $2.2 million from $1.1 million in 1993. Interest expense for 1993 was below recent historical levels due to: (1) the conversion of $14.0 million of subordinated debentures into equity in December 1992 and (2) partial year interest expense on the $15.0 million private placement of senior notes that were funded half in April and half in September. Higher short-term debt balances relative to recent historical levels were also responsible for the increase in interest expense for 1994.

         In the first quarter of 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes," and recognized a $1.3 million benefit for previously unrecorded deferred tax assets related to net operating loss carryforwards. Prior to adoption of this new accounting standard, benefits from the Company's net operating loss carryforwards were recognized for financial reporting purposes only in the year that they were used for income tax purposes. As a result of this new accounting treatment, the Company's effective tax rate increased to 36.6% in 1994 from 17.5% in 1993.


FINANCIAL CONDITION

         Operating activities generated $4.6 million of cash during 1995 compared to $1.6 million in 1994 and $17.3 million in 1993. Increases in cash provided by receivables and improved operating performance were offset by higher inventory levels. Earnings before interest, taxes and depreciation were $16.5 million or $1.96 per share in 1995 compared to $15.2 million or $1.83 per share in 1994 and $15.1 million or $1.92 per share in 1993. Days sales outstanding of receivables were 43.5 in 1995 compared to 45.1 in 1994 and 43.5 in 1993. The sharp increase in raw material inventories relative to shipment volumes resulted in a decrease in inventory turns to 6.3 in 1995 compared to 7.1 in 1994 and 9.1 in 1993. In 1995, the soft market conditions in the second half of the year were responsible for the inventory build-up. Management is taking action to reduce raw material inventories down to desired levels by the end of the first fiscal quarter of 1996. Inventory levels in 1994 were driven upwards by: (1) tight wire rod market conditions and longer lead times from suppliers, (2) a higher proportion of imported rod purchases with larger order sizes and (3) additional inventories required to support start-up operations with low initial sales volumes.

         Investing activities consumed $5.4 million of cash in 1995 compared to $11.1 million in 1994 and $20.0 million in 1993 as a result of lower capital expenditures. From 1992 - 1994, capital expenditures amounted to $40.1 million or $4.78 per share as the Company completed an extensive manufacturing realignment program. In May 1995, construction started on a new collated nail facility in Andrews, South Carolina with start-up scheduled for the second fiscal quarter of 1996. The Company has also made purchase commitments for the expansion of its PC strand plant with start-up scheduled for the second half of fiscal 1996. Total expenditures for these projects will be approximately $9.0 million.

         Financing activities used $200,000 of cash in 1995 compared to providing $1.5 million in 1994 and $11.6 million in 1993. Short-term debt increased in 1995 and 1994 primarily due to higher inventory levels.

         During 1995, the Company utilized short-term borrowings on unsecured lines of credit to fund its seasonal working capital requirements. At September 30, 1995, there was $8.3 million outstanding on lines of credit which provide total availability of $20.0 million. The Company is negotiating with a commercial bank for a five-year $35.0 million unsecured revolving credit facility that will replace the existing lines of credit. The proposed revolving credit facility would be utilized to refinance a portion of existing debt and fund working capital requirements, capital expenditures and general corporate purposes.

         Insteel's financial position remained strong in 1995. The Company's long-term debt to total capital ratio decreased to 24% at September 30, 1995 compared to 29% in 1994 and 32% in 1993. The Company believes that funds provided by operations and external sources of financing are sufficient to support business requirements for the foreseeable future.


OUTLOOK

         Future trends for revenue and profitability continue to be difficult to predict. Insteel faces a number of risks and uncertainties, including business conditions and growth in the general economy, competitive pressures and wire rod market conditions. Announced increases in domestic wire rod capacity should improve the quality and availability of the Company's primary raw material. The recently completed realignment and capital investment programs have strengthened Insteel's position as the leading low cost producer of wire products operating in the most updated, technologically advanced manufacturing facilities. The Company currently offers a wider range of product lines through more diverse distribution channels than any of its competitors. Management believes that Insteel is well-positioned to benefit from future improvements in market conditions.

         Although ICS has failed to build sales volumes up to breakeven levels, recent developments are promising. Order levels have improved and substantial interest has been generated by the performance of the 3-D product during the recent hurricanes in the Caribbean. Management is prepared to implement alternative operating strategies should the increased interest fail to translate into substantial improvements in ICS' operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (A) FINANCIAL STATEMENTS


                                                                                                     Page
                                                                                                     ----
Consolidated Balance Sheets as of September 30, 1995 and 1994                                         11
Consolidated Statements of Earnings for the three years ended September 30, 1995                      12
Consolidated Statements of Stockholders' Equity for the three years ended September 30, 1995          13
Consolidated Statements of Cash Flows for the three years ended September 30, 1995                    14
Notes to Consolidated Financial Statements                                                            16
Schedule II - Valuation and Qualifying Accounts                                                       25
Independent Auditors' Report - KPMG Peat Marwick LLP                                                  26
Independent Auditors' Report - Deloitte & Touche LLP                                                  27

         (B) SUPPLEMENTARY DATA

         Selected quarterly financial data appears under the caption "Financial Information by Quarter (Unaudited)" in Item 5 of this report.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 SEPTEMBER 30,
                                                                           -------------------------
                                                                             1995             1994
                                                                           --------         --------
 ASSETS
 Current assets:
   Cash and cash equivalents                                               $    263         $  1,234
   Accounts receivable, net                                                  31,516           33,399
   Inventories                                                               40,566           28,750
   Prepaid expenses and other                                                 1,509            1,119
                                                                           --------         --------
         Total current assets                                                73,854           64,502
 Property, plant and equipment, net                                          65,100           66,540
 Other assets                                                                 7,181            7,837
                                                                           --------         --------
           Total assets                                                    $146,135         $138,879
                                                                           ========         ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                        $ 27,471         $ 25,196
   Accrued expenses                                                           6,897            6,776
   Short-term debt                                                            8,260            4,940
   Current portion of long-term debt                                          5,196            2,407
                                                                           --------         --------
         Total current liabilities                                           47,824           39,319
 Deferred income taxes                                                        5,010            6,302
 Long-term debt                                                              22,089           26,797
 Commitments
 Stockholders' equity:
   Preferred stock, no par value
      Authorized shares: 1,000 (none issued)                                   -                -
   Common stock, $2 stated value
      Authorized shares: 20,000
      Issued and outstanding shares: 1995, 8,393; 1994, 8,333                16,787           16,667
   Additional paid-in capital                                                38,033           37,730
   Retained earnings                                                         16,392           12,064
                                                                           --------         --------
         Total stockholders' equity                                          71,212           66,461
                                                                           --------         --------
           Total liabilities and stockholders' equity                      $146,135         $138,879
                                                                           ========         ========


 See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                       ------------------------------------------------
                                                                         1995                1994                1993
                                                                       --------            --------            --------
 Net sales                                                             $260,344            $247,045            $245,016
 Cost of sales                                                          238,437             227,291             224,155
                                                                       --------            --------            --------
   Gross profit                                                          21,907              19,754              20,861
 Selling, general and administrative expense                             13,164              12,455              12,789
                                                                       --------            --------            --------
   Operating income                                                       8,743               7,299               8,072
 Interest expense                                                         2,344               2,160               1,121
 Minority interest in loss of subsidiary                                   -                   (625)               (549)
 Equity in loss of affiliate                                                 88                 116                 290
 Other expense (income)                                                      52                (301)               (417)
                                                                       --------            --------            --------
   Earnings before income taxes and cumulative
     effect of change in accounting principle                             6,259               5,949               7,627
 Provision (benefit) for income taxes                                       (77)              2,177               1,335
                                                                       --------            --------            --------
   Earnings before cumulative effect of change
     in accounting principle                                              6,336               3,772               6,292
 Cumulative effect of change in accounting principle                       -                  1,325                -
                                                                       --------            --------            --------
   Net earnings                                                        $  6,336            $  5,097            $  6,292
                                                                       ========            ========            ========

 Earnings per share:
    Primary:
      Earnings before cumulative effect of change
        in accounting principle                                        $    .76            $    .45            $    .80
      Cumulative effect of change in accounting principle                  -                    .16                -
                                                                       --------            --------            --------
      Net earnings                                                     $    .76            $    .61            $    .80
                                                                       ========            ========            ========
    Fully diluted:
      Earnings before cumulative effect of change
        in accounting principle                                        $    .76            $    .45            $    .78
      Cumulative effect of change in accounting principle                  -                    .16                -
                                                                       --------            --------            --------
      Net earnings                                                     $    .76            $    .61            $    .78
                                                                       ========            ========            ========
 Cash dividends per share                                              $    .24            $    .24            $    .23
                                                                       ========            ========            ========

 See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                        -----------------------------------------------
                                                                          1995                1994                1993
                                                                        -------             -------             -------
 COMMON STOCK:
   Balance, beginning of year                                           $16,667             $16,533             $11,618
   Adjustment to reflect conversion of convertible debentures               -                   -                 3,316
   Adjustment to reflect 10% stock dividend                                 -                   -                 1,502
   Stock options exercised                                                  120                 134                  97
                                                                        -------             -------             -------
   Balance, end of year                                                 $16,787             $16,667             $16,533
                                                                        =======             =======             =======

 ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year                                           $37,730             $37,434             $20,254
   Adjustment to reflect conversion of convertible debentures               -                   -                 9,893
   Adjustment to reflect 10% stock dividend                                 -                   -                 7,039
   Stock options exercised                                                  303                 296                 248
                                                                        -------             -------             -------
   Balance, end of year                                                 $38,033             $37,730             $37,434
                                                                        =======             =======             =======

 RETAINED EARNINGS:
   Balance, beginning of year                                           $12,064             $ 8,963             $13,072
   Adjustment to reflect 10% stock dividend                                 -                   -                (8,540)
   Cash dividends declared                                               (2,008)             (1,996)             (1,861)
   Net earnings                                                           6,336               5,097               6,292
                                                                        -------             -------             -------
   Balance, end of year                                                 $16,392             $12,064             $ 8,963
                                                                        =======             =======             =======


 See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                 ----------------------------------------------
                                                                                   1995               1994               1993
                                                                                 --------           --------           --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                  $  6,336           $  5,097           $  6,292
                                                                                 --------           --------           --------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Cumulative effect of change in accounting principle                           -                (1,325)              -
       Depreciation and amortization                                                7,797              7,100              6,336
       Minority interest in loss of subsidiary                                       -                  (625)              (549)
       Equity in loss of affiliate                                                     88                116                290
       Accounts receivable, net                                                     1,819             (4,598)               167
       Inventories                                                                (11,816)            (5,040)             2,822
       Accounts payable and accrued expenses                                        2,395                586              4,058
       Other changes                                                               (1,976)               240             (2,157)
                                                                                 --------           --------           --------
         Total adjustments                                                         (1,693)            (3,546)            10,967
                                                                                 --------           --------           --------
         Net cash provided by operating activities                                  4,643              1,551             17,259
                                                                                 --------           --------           --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                        (5,554)           (10,707)           (19,596)
       Proceeds from sale of property, plant and equipment                             16                980                257
       Proceeds (payments) on notes receivable                                        226                654               (514)
       Increase in other investments                                                 (116)            (2,000)              (118)
                                                                                 --------           --------           --------
         Net cash used in investing activities                                     (5,428)           (11,073)           (19,971)
                                                                                 --------           --------           --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in short-term debt                                              3,320              4,940               -
       Proceeds from long-term debt                                                 1,986              1,306             20,772
       Principal payments on long-term debt                                        (3,907)            (3,838)            (8,234)
       Proceeds from stock options                                                    423                430                345
       Dividends paid                                                              (2,008)            (1,996)            (1,861)
       Capital contribution to subsidiary by minority interest                       -                   625                536
                                                                                 --------           --------           --------
         Net cash provided by (used in) financing activities                         (186)             1,467             11,558
                                                                                 --------           --------           --------

   Net increase (decrease) in cash                                                   (971)            (8,055)             8,846
   Cash and cash equivalents at beginning of year                                   1,234              9,289                443
                                                                                 --------           --------           --------
   Cash and cash equivalents at end of year                                      $    263           $  1,234           $  9,289
                                                                                 ========           ========           ========

                                 (IN THOUSANDS)

                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                   ------------------------------------------
                                                                                    1995             1994               1993
                                                                                   ------           ------            -------
 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                      $2,268           $1,912            $ 1,730
     Income taxes                                                                  $1,569           $1,424            $ 1,940
   Non-cash activities:
     Purchase of minority interest through issuance of notes payable               $  832             -                  -
                                                                                   ======           ======            =======
     Conversion of accounts receivable to investment in affiliate                  $  300             -                  -
                                                                                   ======           ======            =======
     Conversion of 7 3/4% convertible subordinated debentures
       (including deferred debt issuance costs of $465 and accrued interest
       expense of $134) to common stock                                              -                -               $13,394
                                                                                   ======           ======            =======
     Note receivable obtained in connection with the sale of assets                  -                -               $   765
                                                                                   ======           ======            =======


 See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                        (In thousands, except as noted)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS. Insteel Industries, Inc. ("Insteel" or the "Company") is a wire products manufacturer whose primary market is the construction industry. The Company produces welded wire fabric and prestressed concrete strand for concrete reinforcement, industrial wire, fencing products, nails and wire reinforced building panels. Insteel sells its products nationwide from eight plants in the U.S. and a joint venture operation in Mexico.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. During the second quarter of 1995, the Company purchased the remaining 30% of its joint venture subsidiary, Insteel Construction Systems, Inc. ("ICS"). Following the stock purchase, ICS was merged into Insteel's wholly-owned subsidiary, Insteel Wire Products Company ("IWP"). The Company accounted for this transaction under the purchase method and allocated the entire purchase price as a reduction of the valuation allowance for deferred tax assets. Results prior to the ICS stock purchase reflect the 30% minority interest of Insteel's joint venture partner. All significant intercompany balances and transactions have been eliminated.

         CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         REVENUE RECOGNITION. Revenue is recognized when the related products are shipped.

         INVENTORIES. Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

         INVESTMENT IN AFFILIATED COMPANIES. Investment in common stock of the Company's Mexican affiliate, Insteel Panel/MEX ("IPM") is accounted for by the equity method.

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation is calculated principally using the straight-line method based on the estimated useful lives of the assets. No interest costs were capitalized in 1995. Capitalized interest costs were $268 in 1994 and $414 in 1993.

         OTHER ASSETS. Other assets consist principally of various intangible assets, long-term notes receivable and the cash surrender value of life insurance policies. Intangible assets are amortized on a straight line basis over the expected periods to be benefited.

         INCOME TAXES. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The cumulative effect on prior years of this change in accounting principle increased net earnings by $1,325 or $.16 per share and is reported separately in the consolidated statement of earnings for 1994. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the differences between the tax basis of assets or liabilities and their reported financial statement amounts. Financial statements for 1993 have not been restated to apply the provisions of SFAS No. 109 and are accounted for under SFAS No. 96.

         RECLASSIFICATIONS. Certain reclassifications have been made in prior years' financial statements to conform to the 1995 presentation.

                        (In thousands, except as noted)


(2) DEBT AND CREDIT FACILITIES

         SHORT-TERM DEBT. The Company has agreements with two banks whereby one bank will advance up to $15,000 and the other bank up to $5,000 under unsecured lines of credit. These lines bear interest at a variable rate based on LIBOR and are renewable annually on December 31. There was $8,260 outstanding on the $15,000 line of credit at September 30, 1995 and $4,940 outstanding at September 30, 1994. Principal on any amounts advanced under the lines is payable in full on demand.

         LONG-TERM DEBT. Long-term debt consists of:

                                                                                       SEPTEMBER 30,
                                                                               -----------------------------
                                                                                 1995                  1994
                                                                               -------               -------
   8.25% senior secured notes payable in semi-annual installments of
     $1,000, plus interest, beginning October 1995.                            $15,000               $15,000

   Industrial revenue refunding bonds-interest rates range from 6.50%
     to 7.75%; serial bonds totaling $1,400 payable in varying annual amounts through 2000; term bonds payable in $840 installments in
     2002 and 2005                                                               3,080                 3,360

   Industrial development revenue refunding bonds - payable in semi-
     annual installments of $170 from January 1995 through January
     1999, plus interest at a variable rate (4.60% at September 30,
     1995)                                                                       2,720                 3,060

   Industrial revenue bonds - payable in quarterly installments of
     $115 through March 2000, plus interest at a variable rate (4.70%
     at September 30, 1995)                                                      2,003                 2,463

   Unsecured note payable in monthly installments of $18 through
     February 2000, plus interest at a variable rate (6.88% at
     September 30, 1995)                                                           936                 1,140

   7.30% secured note payable in monthly installments of $50 through
     March 1997, plus interest                                                     900                 1,450

   7.25% secured note payable in monthly installments of $47 through
     August 1997, including interest                                               886                 1,363

   Unsecured note payable in quarterly installments of $109 through
     November 1996, imputed interest at 6.50%                                      522                  -

   Mortgage notes and other                                                        600                   786

   Supplemental retirement accrual                                                 638                   582
                                                                               -------               -------

     Total long-term debt                                                       27,285                29,204

   Less current maturities                                                       5,196                 2,407
                                                                               -------               -------

     Long-term debt, excluding current maturities                              $22,089               $26,797
                                                                               =======               =======

         Certain debt agreements contain restrictions on working capital, tangible net worth, debt relative to total capitalization, dividend payments and capital expenditures. Under the most restrictive of these covenants, the

                        (In thousands, except as noted)


Company must maintain tangible net worth of $52,000 plus 50% of cumulative net earnings since October 1, 1992, a liabilities to tangible net worth ratio of less than 2.0 to 1, a debt to total capitalization ratio of less than 50% and a current ratio of 1.5 to 1. Some of the agreements restrict liens on assets and certain mergers, consolidations or sales of assets. Dividend payments are restricted to a total of $3,000 plus cumulative earnings since October 1, 1992, and no dividends can be paid when a loss has been incurred in the four preceding quarters. At September 30, 1995, $13,953 of retained earnings are available for dividend payments. Property, plant and equipment with an aggregate carrying value of $46,325 is pledged as collateral under the Company's debt agreements.

         Aggregate maturities of long-term debt during the next five years are as follows: 1996, $5,196; 1997, $3,704; 1998, $3,296; 1999, $3,296; 2000,
$3,875.

         The Company is negotiating with a commercial bank for a five-year $35.0 million unsecured revolving credit facility and a $17.5 million unsecured letter of credit facility. Under the proposed revolving credit agreement, interest would be paid at a variable rate based upon LIBOR and the Company would pay a commitment fee based upon the unused portion of the facility. The interest spread over LIBOR and unused commitment fee would be adjusted quarterly based upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The proposed revolving credit facility would be utilized to refinance a portion of existing debt and fund working capital requirements, capital expenditures and general corporate purposes.


(3) STOCKHOLDERS' EQUITY

         Shares of common stock outstanding are as follows:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                          1995             1994             1993
                                                          -----            -----            -----
    Balance, beginning of year                            8,333            8,267            5,809

    Conversion of convertible debentures                   -                -               1,658

    10% stock dividend                                     -                -                 751

    Stock options exercised                                  60               66               49
                                                          -----            -----            -----

      Balance, end of year                                8,393            8,333            8,267
                                                          =====            =====            =====

      Weighted average                                    8,363            8,311            7,863
                                                          =====            =====            =====



         On February 2, 1993, the Board of Directors approved a 10% stock dividend that was distributed on April 12, 1993 to shareholders of record as of March 19, 1993.

         Primary earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding for each period. The calculation excludes the effect of common equivalent shares resulting from stock options using the treasury stock method as the effect does not exceed 3% of the shares outstanding and would not be material for 1995, 1994 or 1993.

         Fully diluted earnings per share in 1993 excludes interest expense (net of tax effect) on the 7 3/4% convertible subordinated debentures issued in 1986. In November 1992, the Company called the debentures for

                        (In thousands, except as noted)


redemption. The call was underwritten, with the result that 100% of the debentures were converted by December 31, 1992, thereby increasing shares outstanding by approximately 1,658 shares. Stockholders' equity was increased by the amount of debentures converted, less underwriting and original debenture issuance costs.

On August 15, 1995, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. The Board action did not specify either a time period or the price at which shares may be repurchased.

(4) STOCK OPTION PLANS

         Under the Company's stock option plans, shares of common stock have been made available for grant to employees and directors. The exercise price of each option is 100% of market value on the date of the grant. Options granted under the 1985 employee and 1990 director stock option plans vest over five years and expire five years from the date of the grant. By action of the Board of Directors on September 24, 1994, no further options may be granted under these plans. Options granted under the 1994 employee and director stock option plans vest over five years and expire ten years from the date of the grant.

         Stock options outstanding are as follows:

                                                                      YEAR ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------------------
                                                     1995                         1994                     1993
                                            ----------------------      ----------------------    ---------------------
                                                          PRICE                       PRICE                    PRICE
                                            SHARES        RANGE         SHARES        RANGE       SHARES       RANGE
                                            ------     -----------      ------    ------------    ------    -----------

Balance, beginning of year                    464      $5.21-12.25        337     $5.21l-12.25      294      $5.21-8.57

Additional options granted                     95        7.50-7.88        195       8.50-10.44       96      9.60-12.25

Options exercised                            (100)       5.78-6.96        (67)       5.78-7.84      (53)      5.77-7.84

Options cancelled                             (50)      6.01-10.44         (1)       5.78-7.84      -            -
                                            -----      -----------      -----     ------------    -----     -----------

Balance, end of year                          409      $5.21-12.25        464      $5.21-12.25      337     $5.21-12.25

Shares reserved for future option grants      855                         950                     1,163
                                            -----                       -----                     -----

  Total shares reserved                     1,264                       1,414                     1,500
                                            =====                       =====                     =====

  Total shares exercisable                    204                         231                       202
                                            =====                       =====                     =====



(5) INCOME TAXES

         Effective October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect on prior years of this change in accounting principle increased net earnings by $1,325 or $.16 per share and is reported separately in the consolidated statement of earnings for 1994.

                        (In thousands, except as noted)


         The provision (benefit) for income taxes consists of:

                                                                   YEAR ENDED SEPTEMBER 30,
                                                             -----------------------------------
                                                              1995           1994          1993
                                                             -------        -------       ------
 CURRENT:

   Federal                                                   $ 1,219        $1,318        $1,471

   State                                                         100           222           269
                                                             -------        -------       ------
                                                               1,319         1,540         1,740

 DEFERRED:

   Federal                                                    (1,385)          568          (334)

   State                                                         (11)           69           (71)
                                                             -------        -------       ------
                                                              (1,396)          637          (405)
                                                             -------        -------       ------

   Provision (benefit) for income taxes                      $   (77)       $2,177        $1,335
                                                             =======        ======        ======


         The provision (benefit) for income taxes differs from the amount of the income tax determined by applying the applicable federal statutory income tax rate of 34% to pretax earnings as a result of the following differences:

                                                                   YEAR ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                              1995           1994           1993
                                                             -------        ------        -------
 Provision for income taxes at statutory rate                $ 2,128        $2,023        $ 2,593

 Change in the beginning-of-the-year balance of the
   valuation allowance for deferred tax assets
   allocated to the provision for income taxes                (2,368)         -              -

 Utilization of federal tax loss carryforwards                  -             -            (1,584)

 State income taxes, net of federal income tax benefit            66           155            178

 Equity in losses of subsidiary not included in
   consolidated return                                          -              534            435

 Adjustments to deferred income taxes previously
   established                                                  -             (520)          (217)

 Other, net                                                       97           (15)           (70)
                                                             -------        ------        -------
   Provision (benefit) for income taxes                      $   (77)       $2,177        $ 1,335
                                                             =======        ======        =======

                        (In thousands, except as noted)


The tax effect of temporary differences and tax credit carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                                               SEPTEMBER 30,
                                                                                     ---------------------------------
                                                                                      1995                       1994
                                                                                     -------                   -------
 DEFERRED TAX ASSETS:

 Net operating loss carryforwards                                                    $ 2,242                   $ 2,924

 Accrued expenses or asset reserves for financial statements not
   yet deductible for tax purposes                                                     1,814                     1,573

 Alternative minimum tax credit carryforwards                                            525                       415
                                                                                     -------                   -------
 Total gross deferred tax assets                                                       4,581                     4,912

 Less valuation allowance                                                               -                       (2,924)
                                                                                     -------                   -------

   Net deferred tax assets                                                             4,581                     1,988
                                                                                     -------                   -------

 DEFERRED TAX LIABILITIES:

 Plant and equipment principally due to differences in depreciation
   and capitalized interest                                                           (8,112)                   (7,134)

 Other reserves                                                                         (621)                     (747)

 Prepaid expenses for financial statements that were deducted for
   tax purposes                                                                         (346)                     (409)
                                                                                     -------                   -------

   Total gross deferred liabilities                                                   (9,079)                   (8,290)
                                                                                     -------                   -------

     Net deferred tax liability                                                      $(4,498)                  $(6,302)
                                                                                     =======                   =======


         During the second quarter of 1995, the Company purchased the remaining 30% of its joint venture subsidiary, ICS. Following the completion of the stock purchase, ICS was merged into Insteel's wholly-owned subsidiary, IWP. Management expects that through the future combined operations of IWP and ICS, the Company will be able to utilize the net operating loss carryforwards generated by ICS prior to the merger. Accordingly, during the second quarter, the valuation allowance was reduced $2,368 with a corresponding reduction in the deferred provision for income taxes. The balance of the valuation allowance was reduced by the amount of the purchase price for the remaining 30% interest in ICS. Following adoption of SFAS No. 109, the balance of the valuation allowance at October 1, 1993 for net operating loss carryforwards that were not included in the Company's consolidated return was $1,970. Therefore, the valuation allowance increased $954 in 1994.

         The Company's IWP subsidiary has approximately $6,595 of operating loss carryforwards for tax return purposes expiring in 2004 to 2010.


(6) EMPLOYEE BENEFIT PLANS

         RETIREMENT PLANS. Insteel has various defined benefit pension plans covering substantially all of its employees. Pension benefits are based principally on an employee's years of service and compensation level near

                        (In thousands, except as noted)


retirement. The Company's funding policy is to deposit with an independent trustee amounts at least equal to those required by law. The funded status of these plans and amounts recognized in the Company's consolidated balance sheet are as follows:

                                                                                           SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                     1995                1994
                                                                                    -------             -------
 Actuarial present value of:
   Vested benefit obligation                                                        $ 8,631             $ 8,939
   Nonvested benefit obligation                                                         521                 767
                                                                                    -------             -------
     Accumulated benefit obligation                                                   9,152               9,706
                                                                                    =======             =======
 Projected benefit obligation                                                        11,588              12,311
 Plan assets at fair market value                                                    10,262              10,171
                                                                                    -------             -------
   Projected benefit obligations in excess of plan assets                            (1,326)             (2,140)
 Unrecognized net (asset) obligation                                                   (333)               (401)
 Unrecognized prior service cost                                                       (490)               (492)
 Unrecognized net gain                                                                  437               1,310
                                                                                    -------             -------
   Accrued pension expense included in accrued expenses                             $(1,712)            $(1,723)
                                                                                    =======             =======

         The weighted average discount rates and long-term rates for compensation increases used for estimating the benefit obligations and the expected return on plan assets are as follows:

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                          --------------------------------------------
                                                                          1995                 1994               1993
                                                                          ----                 ----               ----
 Assumptions at year-end:
   Discount rate                                                          7.5%                 7.0%               7.0%
   Rate of increase in compensation levels                                6.0%                 6.0%               6.0%
   Expected long-term rate of return on assets                            8.0%                 8.0%               8.0%



         Pension expense included the following:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                       1995               1994              1993
                                                                       -----              -----            -------
 Service cost - benefits earned during the period                      $ 639              $ 698            $   520
 Interest cost of projected benefit obligation                           793                772                686
 Expected investment return on plan assets                              (662)              (757)            (1,206)
 Net amortization and deferral                                           (60)               (81)               417
                                                                       -----              -----            -------
   Net pension expense                                                 $ 710              $ 632            $   417
                                                                       =====              =====            =======

                        (In thousands, except as noted)


         Plan assets are primarily invested in publicly traded stocks and bonds, pooled equity funds, fixed income investment funds and insurance company guaranteed investment accounts The plans hold 27 shares of Insteel common stock with a market value of $193 at September 30, 1995.

         Insteel has a management security program for key employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is funded by life insurance policies on the participants purchased by the Company. Management security program expense was $74 in 1995 compared with $49 in 1994 and $11 in 1993.

         PROFIT-SHARING PLANS. Insteel has a profit-sharing plan covering substantially all of its employees. Under the plan, a profit pool of 10% of earnings before income tax is paid to the employees of the Company's subsidiaries each year. The Company's corporate office employees receive a percentage of their compensation as determined by a portion of each subsidiary's overall profit-sharing percentage. Corporate officers participate in the bonus plan only after return on equity reaches a minimum of 10%. Profit sharing expense was $958 in 1995 compared with $792 in 1994 and $1,194 in 1993.

         ESOP. Insteel has an Employee Stock Ownership Plan (ESOP) covering substantially all of its employees. Under the plan the Company can make voluntary cash contributions which are used to purchase shares of the Company's common stock on the open market. These shares are then allocated to eligible employees once a year. During 1995, the Company contributed $85 to the ESOP. No contributions were made in 1994 or 1993.

         VEBA. Insteel has a Voluntary Employee Beneficiary Association (VEBA). Under the plan both employees and the Company may make contributions to pay for medical benefits. During 1995, the Company contributed $685 compared with $710 in 1994 and $840 in 1993.


(7) COMMITMENTS

         The Company leases a portion of its machinery and equipment under principally noncancellable operating leases which expire at various dates through 2006. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases for 1995 was $1,266 compared with $1,081 in 1994 and $812 in 1993. Future lease obligations for the next five years and beyond are as follows: 1996, $867; 1997, $858; 1998, $857; 1999, $348; 2000, $371; beyond, $1,645.

         Commitments for construction or purchase of property, plant and equipment approximate $3,765 at September 30, 1995.

         Under the terms of a rod supply agreement, Insteel has committed to purchase from GS Industries, Inc. a portion of the Company's raw material requirements. The supply agreement remains in effect until cancellation by either party. Should either party elect to cancel the agreement, cancellation becomes effective one year after the receipt of written notification.


(8) MAJOR CUSTOMER

         During 1993, sales of the Company's scrap brokerage operation were entirely to one customer and amounted to $33,507. In August 1993, the Company ceased its scrap brokerage operation.

                        (In thousands, except as noted)


(9) JOINT VENTURE

         In May 1992, the Company's ICS subsidiary entered into a joint venture agreement for the purpose of manufacturing and distributing wire reinforced building panels in Mexico. The Company accounts for the investment in its Mexican affiliate, IPM, using the equity method of accounting.

         Notes receivable from the joint venture were $300 at September 30, 1995 and September 30, 1994. Notes receivable from the joint venture partner were $238 at September 30, 1995 and $244 at September 30, 1994. Trade accounts receivable from the joint venture were $382 at September 30, 1995 and $500 at September 30, 1994.


(10) RELATED PARTY TRANSACTIONS

         Construction services amounting to $582 in 1995 and $3,806 in 1994 were provided by a company whose chairman is a Company director.


(11) OTHER FINANCIAL DATA

Balance sheet information:

                                                                                     SEPTEMBER 30,
                                                                           ---------------------------------
                                                                             1995                     1994
                                                                           --------                 --------
 Accounts receivable:
   Accounts receivable                                                     $ 31,910                 $ 33,655
   Less allowance for doubtful accounts                                         394                      256
                                                                           --------                 --------
     Accounts receivable, net                                              $ 31,516                 $ 33,399
                                                                           ========                 ========

 Inventories:
   Finished goods                                                          $ 13,042                 $ 10,900
   Work in progress                                                           1,372                    1,274
   Raw materials                                                             24,025                   14,067
   Supplies                                                                   2,127                    2,509
                                                                           --------                 --------
     Total inventories                                                     $ 40,566                 $ 28,750
                                                                           ========                 ========

 Property, plant and equipment:
   Land and land improvements                                              $  4,758                 $  4,681
   Buildings                                                                 28,414                   27,236
   Machinery and equipment                                                   74 051                   71,872
   Construction in progress                                                   1,979                      708
                                                                           --------                 --------
     Total property, plant and equipment, at cost                           109,202                  104,497
   Less accumulated depreciation                                            (44,102)                 (37,957)
                                                                           --------                 --------
     Total property, plant and equipment, net                              $ 65,100                 $ 66,540
                                                                           ========                 ========

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)



                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------------
                                                                        1995               1994                1993
                                                                        ----              -----              -------
 Balance, beginning of year                                             $256              $ 366              $ 1,207
 Additions charged to earnings                                           148                308                  206
 Accounts written off                                                    (10)              (418)              (1,047)
                                                                        ----              -----              -------
 Balance, end of year                                                   $394              $ 256              $   366
                                                                        ====              =====              =======

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Insteel Industries, Inc.

We have audited the accompanying consolidated balance sheet of Insteel Industries, Inc. and subsidiaries as of September 30, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement Schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP

Charlotte, North Carolina
October 24, 1995

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Insteel Industries, Inc.
Mount Airy, North Carolina

         We have audited the accompanying consolidated balance sheet of Insteel Industries, Inc. and subsidiaries as of September 30, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1994, and the additional financial statement schedule listed at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 30, 1994, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 5 to the financial statements, the Company changed its method of accounting for income taxes effective October 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.



DELOITTE & TOUCHE LLP

Charlotte, North Carolina
October 28, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required for this item has been reported by means of a Current Report on Form 8-K, dated August 15, 1995.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to directors and nominees appears under the caption "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated by reference.

         Information on executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required for this item appears under the captions "Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required for this item appears under the captions "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this item appears under the captions "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Transactions With Management and Others" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)(1) FINANCIAL STATEMENTS

         The financial statements as set forth under Item 8 are filed as part of this report.

         (A)(2) FINANCIAL STATEMENT SCHEDULES

         Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 25 of this report.

         All other schedules have been omitted because they are either not required or not applicable.

         (B) REPORTS ON FORM 8-K

         During the quarter ended September 30, 1995, the Company filed one Current Report on Form 8-K, dated August 15, 1995, reporting under Item 4 thereof a change in the Company's principal accountants.

         (C) EXHIBITS
         See exhibit index on page 31.

         (D) FINANCIAL STATEMENT SCHEDULES
         See Item 14 (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    INSTEEL INDUSTRIES, INC.

Dated:  December 18, 1995                                   By:     H. O. WOLTZ III
                                                                    ---------------
                                                                    H. O. WOLTZ III
                                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 18, 1995 below by the following persons on behalf of the registrant and in the capacities indicated:


 Name and Signature                                  Position(s)
 --------------------              -------------------------------------------------
 HOWARD O. WOLTZ, JR.              Chairman of the Board
 --------------------
 HOWARD O. WOLTZ, JR.

 H. O. WOLTZ III                   President, Chief Executive Officer and a Director
 ---------------
 H. O. WOLTZ III

 JOSEPH D. NOELL, III              Director
 --------------------
 JOSEPH D. NOELL, III

 MICHAEL C. GAZMARIAN              Chief Financial Officer and Treasurer (Principal
 --------------------              Financial and Accounting Officer)
 MICHAEL C. GAZMARIAN

 THOMAS J. CUMBY                   Director
 ---------------
 THOMAS J. CUMBY

 LOUIS E. HANNEN                   Director
 ---------------
 LOUIS E. HANNEN

 FRANCES H. JOHNSON                Director
 ------------------
 FRANCES H. JOHNSON

 CHARLES B. NEWSOME                Director
 ------------------
 CHARLES B. NEWSOME

 W. ALLEN ROGERS, II               Director
 -------------------
 W. ALLEN ROGERS, II

 C. RICHARD VAUGHN                 Director
 -----------------
 C. RICHARD VAUGHN

 JOHN E. WOLTZ                     Director
 -------------
 JOHN E. WOLTZ

                                 EXHIBIT INDEX
                                       TO
            ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC.,
                       FOR YEAR ENDED SEPTEMBER 30, 1995

 EXHIBIT
 NUMBER                                                           DESCRIPTION                                               PAGE
 ------                                                           -----------                                               ----
 3-                    ARTICLES OF INCORPORATION AND BYLAWS
                       ------------------------------------

                3.1    Restated articles of incorporation of the registrant, as amended (Incorporated by reference to
                       Exhibit 3.1 to the Company's Current Report on Form 8-K, dated May 3, 1988.)

                3.2    Bylaws of the registrant (as last amended February 5, 1991) incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1991.

 4-                    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
                       -------------------------------------------------------------------------

                4.2    Articles IV and VI of the registrant's restated articles of incorporation, which are incorporated herein by reference to Exhibit 3.1.

                4.3    Article 2, Section 8, of the registrant's bylaws, which is incorporated herein by reference to
                       Exhibit 3.2.

               *4.13   Loan Agreement dated as of September 1, 1988, between Liberty County Industrial Development
                       Corporation ("Issuer") and Insteel Industries, Inc. ("Company") pursuant to which the Issuer agreed to loan the proceeds from its $3,400,000 Industrial Development Revenue Refunding Bonds,
                       Series 1988 (Insteel Industries, Inc. Project) (the "Bonds") to the Company and the Company
                       agreed to repay such loan to the Issuer.

               *4.14   Promissory Note dated October 26, 1988 and issued by the Company to the Issuer in the principal amount of $3,400,000, which note evidences the loan from the Issuer to the Company under the
                       Loan Agreement (Exhibit 4.13).

               *4.15   Purchase Contract dated October 26, 1988, among the Issuer, the Company, Texas Department of
                       Commerce and Federated Tax-Free Trust ("Purchaser") pursuant to which the Purchaser agreed to purchase the Bonds issued by the Issuer.

               *4.16   Letter of Credit and Reimbursement Agreement dated as of September 1, 1988, by and between the
                       Company and First Union National Bank of North Carolina ("Bank") pursuant to which the Bank agreed to issue its Letter of Credit to secure payment of the Bonds and the Company agreed to reimburse the Bank for any and all drawings made under the Letter of Credit.

               +4.17   Loan Agreement dated as of May 1, 1989, between Brunswick and Glynn County Development
                       Authority ("Issuer") and Insteel Industries, Inc. ("Company"), pursuant to which the Issuer agreed to loan the proceeds from its $4,500,000 Industrial Development Revenue Bonds, Series
                       1989 (Insteel Industries, Inc. Project) (the "Bonds") to the Company and the Company agreed to repay such loan to the Issuer.

               +4.18   Promissory Note dated June 27, 1989, and issued by the Company to the Issuer in the principal amount of $4,500,000 which note evidences the loan from the Issuer to the Company under the
                       Loan Agreement (Exhibit 4.17).

               +4.19   Purchase Contract dated June 27, 1989, among the Issuer, the Company, and Seaboard Corporation
                       ("Purchaser") pursuant to which the Purchaser agrees to purchase the Bonds issued by the
                       Issuer.

               +4.20   Letter of Credit and Reimbursement Agreement dated as of May 1, 1989, by and between the
                       Company and First Union National Bank of North Carolina ("Bank") pursuant to which the Bank agreed to issue its Letter of Credit to secure payment of the Bonds and the Company agreed to reimburse the Bank for any and all drawings made under the Letter of Credit.

               #4.24   Indenture of Trust between Industrial Development Authority of the City of Fredericksburg,
                       Virginia and Crestar Bank as Trustee, dated as of September 1, 1990, relating to $4,205,000
                       Industrial Development Authority of the City of Fredericksburg, Virginia Industrial Development
                       First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire Company
                       Project) Series of 1990.


 EXHIBIT
 NUMBER                                                           DESCRIPTION                                                PAGE
 ------                                                           -----------                                                ----
               #4.25   Refunding Agreement between Industrial Development Authority of the City of Fredericksburg,
                       Virginia ("Issuer") and Insteel Industries, Inc., and Rappahannock Wire Company (since renamed
                       Insteel Wire Products Company) (together, the "Companies"), dated as of September 1, 1990 pursuant to which the Issuer agreed to loan the proceeds from its $4,205,000 Industrial
                       Development First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire
                       Company Project), Series of 1990 to the Companies and the Companies agreed to repay such loan to the Issuer.

                4.31   Promissory Note and Security Agreement between Insteel Industries, Inc. and First Union
                       National Bank of North Carolina, dated August 27, 1992, providing for $2.25 million to finance expansion of the Andrews, South Carolina plant. (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1992).

              **4.33   Promissory Note and Security Agreement between Insteel Industries, Inc. and First Union
                       National Bank of North Carolina, dated February 23, 1993, providing for $2.4 million to refinance welding and auxilliary equipment.

              **4.35   Note Agreement (including formal Note, appendices and exhibits) between Insteel Industries,
                       Inc. and Jefferson-Pilot Life Insurance Company, dated as of April 15, 1993, relating to
                       $15,000,000 principal amount of 8.25% Senior Secured Notes due October 15, 2002.

              **4.36   Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated as of
                       April 15, 1993, relating to the 8.25% Senior Secured Notes issued pursuant to Exhibit 4.35.

              **4.37   Guaranty Agreement, dated as of April 15, 1993, relating to the 8.25% Senior Secured Notes issued pursuant to Exhibit 4.35.

                4.41   Loan Agreement between Insteel Industries, Inc. and Wachovia Bank of North Carolina, N.A. dated       34
                       February 3, 1995, providing for a $1,080,000 loan to finance an office building.

                4.42   Promissory Note dated February 3, 1995 and issued by the Company to the Issuer in the principal       39
                       amount of $1,080,000, which note evidences the loan from the Issuer to the Company under the
                       Loan Agreement (Exhibit 4.41).

                4.43   Promissory Note between Insteel Industries, Inc. and Wachovia Bank of North Carolina, N.A.            41
                       dated February 3, 1995, providing for a $5,000,000 line of credit.

                4.44   Promissory Note and Security Agreement between Insteel Industries, Inc. and First Union               43
                       National Bank of North Carolina, dated December 21, 1994, providing for a $15,000,000 revolving line of credit.

                       UNDERTAKING:  The Company agrees to file upon request of the Commission any instrument with
                       -----------
                       respect to long-term debt not registered for which the total amount authorized does not exceed
                       10% of the total assets of the Company and its subsidiaries on a consolidated basis.

 10-                   MATERIAL CONTRACTS
                       ------------------

              #10.4    1985 Insteel Industries, Inc. Employee Incentive Stock Option Plan (amended February 6, 1990).

              +10.5    Employee Stock Ownership Plan of Insteel Industries, Inc., including Employee Stock Ownership
                       Plan Trust Agreement.

               10.6    1990 Director Stock Option Plan of Insteel Industries, Inc. incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1991.

             **10.7    Profit Sharing Plan of Insteel Wire Products Company.

             **10.8    Profit Sharing Plan of Insteel Industries, Inc.

             ++10.9    1994 Employee Stock Option Plan of Insteel Industries, Inc.

             ++10.10   1994 Director Stock Option Plan of Insteel Industries, Inc.

               10.11   Nonqualified Stock Option Plan                                                                        46

 11-                   Computation of Earnings Per Share                                                                     50

 21-                   List of Subsidiaries of Insteel Industries, Inc., at September 30, 1995.                              51


 EXHIBIT
 NUMBER                                                           DESCRIPTION                                             PAGE
 ------                                                           -----------                                            -----
 23-                   Consents of Experts and Counsel:  Independent Auditors' Consent.

               23.1    Consent of KPMG Peat Marwick LLP                                                                    52

               23.2    Consent of Deloitte & Touche LLP                                                                    53

 27-                   Financial Data Schedule (for SEC use only)                                                          54


 *                     Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1988.

 +                     Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1989.

 #                     Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1990.

 **                    Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993.

 ++                    Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1994