Form 10-Q
period 1995-12-31
INSTEEL INDUSTRIES INC
filed 1996-02-09
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    -----------

                         COMMISSION FILE NUMBER 1-9929



                            INSTEEL INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                       NORTH CAROLINA                                            56-0674867
                       --------------                                            ----------
               (State or other jurisdiction of                                (I.R.S. Employer
               incorporation or organization)                                Identification No.)


        1373 BOGGS DRIVE, MOUNT AIRY, NORTH CAROLINA                                27030
        --------------------------------------------                                -----
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

                          Yes [X]                   No [ ]

         The number of shares outstanding of the registrant's common stock as of February 2, 1996 was 8,406,446.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                        (UNAUDITED)
                                                                        DECEMBER 31,           SEPTEMBER 30,
                                                                            1995                   1995
                                                                       -------------           -------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                          $         435           $         263
    Accounts receivable, net                                                  25,166                  31,516
    Inventories                                                               35,586                  40,566
    Prepaid expenses and other                                                 1,035                   1,509
                                                                       -------------           -------------
      Total current assets                                                    62,222                  73,854
 Property, plant and equipment, net                                           65,788                  65,100
 Other assets                                                                  6,950                   7,181
                                                                       -------------           -------------
      Total assets                                                     $     134,960           $     146,135
                                                                       =============           =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                   $      22,550           $      27,471
    Accrued expenses                                                           4,725                   6,897
    Short-term debt                                                            7,201                   8,260
    Current portion of long-term debt                                          5,071                   5,196
                                                                       -------------            ------------
      Total current liabilities                                               39,547                  47,824
 Deferred income taxes                                                         4,852                   5,010
 Long-term debt                                                               20,404                  22,089
 Stockholders' equity:
    Common stock                                                              16,787                  16,787
    Additional paid-in capital                                                38,033                  38,033
    Retained earnings                                                         15,337                  16,392
                                                                       -------------            ------------
      Total stockholders' equity                                              70,157                  71,212
                                                                       -------------            ------------
      Total liabilities and stockholders' equity                       $     134,960            $    146,135
                                                                       =============            ============

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                  (Unaudited)


                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                              1995                  1994
                                                                          ------------           -----------
 Net sales                                                                $     57,505           $    58,619
 Cost of sales                                                                  54,719                53,945
                                                                          ------------           -----------
   Gross profit                                                                  2,786                 4,674
 Selling, general and administrative expense                                     3,039                 3,187
                                                                          ------------           -----------
   Operating income (loss)                                                        (253)                1,487
 Interest expense                                                                  608                   546
 Minority interest in loss of subsidiary                                           -                    (164)
 Equity in loss (income) of affiliate                                               (2)                    5
 Other expense (income)                                                             (6)                   18
                                                                          ------------           -----------
   Earnings (loss) before income taxes                                            (853)                1,082
 Provision (benefit) for income taxes                                             (302)                  398
                                                                          ------------           -----------
   Net earnings (loss)                                                    $       (551)          $       684
                                                                          ============           ===========

 Weighted average shares outstanding                                             8,393                 8,333
                                                                          ============           ===========

 Net earnings (loss) per share                                            $       (.07)          $       .08
                                                                          ============           ===========
 Dividends paid per share                                                 $        .06           $       .06
                                                                          ============           ===========

                            INSTEEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                              1995                  1994
                                                                         -------------         -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                  $        (551)        $         684
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                            2,066                 2,035
        Minority interest in loss of subsidiary                                   -                     (164)
        Equity in loss (income) of affiliate                                        (2)                    5
        Accounts receivable, net                                                 6,350                 7,692
        Inventories                                                              4,981                (9,080)
        Accounts payable and accrued expenses                                   (7,092)                3,356
        Other changes                                                              339                   356
                                                                         -------------         -------------
          Total adjustments                                                      6,642                 4,200
                                                                         -------------         -------------
          Net cash provided by operating activities                              6,091                 4,884
                                                                         -------------         -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (2,568)               (1,053)
    Proceeds on notes receivable                                                    21                    83
                                                                         -------------         -------------
          Net cash used in investing activities                                 (2,547)                 (970)
                                                                         -------------         -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in short-term debt                                             (1,059)               (3,015)
    Proceeds from long-term debt                                                    20                  -
    Principal payments on long-term debt                                        (1,830)                 (706)
    Dividends paid                                                                (503)                 (500)

    Capital contribution to subsidiary by minority interest                       -                      164
                                                                         -------------         -------------
          Net cash used in financing activities                                 (3,372)               (4,057)
                                                                         -------------         -------------

 Net decrease (increase) in cash                                                   172                  (143)
 Cash and cash equivalents at beginning of period                                  263                 1,234
                                                                         -------------         -------------
 Cash and cash equivalents at end of period                              $         435         $       1,091
                                                                         =============         =============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the quarter for:
      Interest                                                           $       1,026         $         911
      Income taxes                                                       $          88         $         287

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        (In thousands, except as noted)


(1) BASIS OF PRESENTATION

         The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

         The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results for the interim periods are not necessarily indicative of the results for the entire fiscal year.


(2) INVENTORIES

                                     DECEMBER 31,                 SEPTEMBER 30,
                                         1995                         1995
                                    --------------                -------------
 Raw materials                      $       15,661                $      24,025
 Work in process                             1,698                        1,372
 Finished goods                             16,193                       13,042
 Supplies                                    2,034                        2,127
                                    --------------                -------------
   Total inventories                $       35,586                $      40,566
                                    ==============                =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table presents selected financial data from the Consolidated Statements of Earnings as a percentage of net sales for the quarters ended December 31, 1995 and 1994:

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                             --------------------------------
                                                              1995                      1994
                                                             ------                    ------
         Net sales                                           100.0%                    100.0%
         Cost of sales                                        95.2                      92.0
                                                             -----                     -----
          Gross profit                                         4.8                       8.0
         Selling, general and administrative expense           5.2                       5.5
                                                             -----                     -----
           Operating income (loss)                            (0.4)                      2.5
         Interest expense                                      1.1                       0.9
         Minority interest in loss of subsidiary               0.0                      (0.2)
                                                             -----                     -----
           Earnings (loss) before income taxes                (1.5%)                     1.8%
                                                             =====                     =====

         Sales for the first quarter of fiscal 1996 were $57.5 million, a decrease of 2% from the prior year period. The sales decline was primarily attributable to weak demand for industrial wire products. Sales of concrete reinforcing products were up as a result of a record sales quarter for PC strand. Total wire products shipments decreased 2%, while average selling prices per ton were flat relative to the year-ago period. Sales for Insteel Construction Systems (ICS), which produces the Insteel 3-D(R) building panel, increased 32% over the prior year period, but remained substantially below breakeven levels.

         Gross profit as a percentage of sales fell to 4.8% in the first quarter of fiscal 1996 compared with 8.0% in the prior year period. The erosion in margins was primarily caused by narrowing spreads between selling prices and raw material costs. During the second half of fiscal 1995, weak market conditions and depressed shipment levels resulted in excess wire rod inventories. As these inventories were sharply reduced during the first quarter of fiscal 1996, the consumption of higher cost wire rod together with flat selling prices compressed margins relative to prior year levels. The decrease in gross profit also reflected the combination of higher manufacturing costs and lower production levels compared to the year-ago period.

         Selling, general and administrative expense (SG & A expense) decreased 5% for the first quarter of fiscal 1996, declining as a percentage of sales to 5.2% compared with 5.5% in the prior year period. The decline in SG & A expense was primarily due to a reduction in profit-sharing expense caused by weaker operating performance.

         Interest expense increased 11% in the first quarter of fiscal 1996 over the year-ago period as a result of higher average outstanding balances on the Company's lines of credit.

         The statement of earnings for fiscal 1995 reflected the funding of 30% of ICS' losses by Insteel's former joint venture partner. As a result of the purchase of the remaining interest in ICS in the second quarter of fiscal 1995, minority interest was not applicable to fiscal 1996 results.

         The Company's effective income tax rate for the first quarter of fiscal 1996 was 35.4% compared to 36.8% in the prior year period. The decrease in the fiscal 1995 rate is primarily due to a reduction in the estimated state income tax rate.

FINANCIAL CONDITION

         The following table presents selected financial data from the consolidated financial statements for the quarters ended December 31, 1995 and 1994:

                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                                 1995            % Change           1994
                                                             -----------        ----------      ------------
          Net sales                                          $    57,505             (2%)        $    58,619

          Accounts receivable, net                                25,166             (2)              25,723

          Inventories                                             35,586             (6)              37,830

          Working capital                                         22,675            (11)              25,621

          Earnings before interest, taxes and depreciation         1,821            (50)               3,663

          Capital expenditures                                     2,568            244                1,053

          Long-term debt                                          20,404            (22)              26,083

          Total debt                                              32,676              7               30,424

          Stockholders' equity                                    70,157              5               66,645

         Operating activities generated $6.1 million of cash during the first quarter of fiscal 1996 compared to $4.9 million in the year-earlier period. Cash provided by the reduction in raw material inventories was partially offset by decreases in accounts payable and accrued expenses. The downturn in operating performance resulted in a decrease in earnings before interest, taxes and depreciation to $1.8 million during the first quarter of fiscal 1996 compared with $3.7 million in the year-ago period.

         Investing activities consumed $2.6 million during the first quarter of fiscal 1996 compared to $1.0 million during the year-ago period as a result of higher capital expenditures. Total expenditures for the collated nail and PC strand projects will approximate $9.0 million.

         Financing activities used $3.4 million during the first quarter of fiscal 1996 compared to $4.1 million in the prior year period. Short-term debt levels remained higher than a year ago as a result of the decline in operating results.

         At December 31, 1995, the Company had lines of credit totalling $20.0 million, of which approximately $12.8 million was available. In January 1996, these lines of credit were replaced by a $35.0 million unsecured revolving credit facility that will expire in November 2000. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Insteel operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. The Company has short delivery cycles and as a result does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. As delivery lead times have decreased, the Company has generated a higher percentage of sales from new order bookings in the same fiscal period.

         Business conditions and growth in the general economy have an impact on the Company's operating results. Seasonality also affects the Company's operating results, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         Wire rod market conditions also have a significant impact on the Company's operating results. Hot rolled steel rod is the Company's primary raw material and constitutes the largest component of manufacturing costs. Recently announced increases in domestic wire rod capacity should increase supplier competition and favorably impact quality and availability. As order lead times begin to decrease, the Company should be able to significantly reduce raw material inventory levels in comparison to recent years when maintaining adequate supply was a primary concern.

         Insteel's business strategy continues to be focused on further expansion into higher value-added products that offer superior returns relative to the Company's traditional businesses. In late February 1996, the Company will enter the collated nail business with the start-up of a new manufacturing facility in Andrews, South Carolina. The plant will produce nails that are pneumatically driven by nail guns, a market that is related to the Company's existing bulk nail business. The Company has also extended purchase commitments to expand the capacity of its PC strand operation in Gallatin, Tennessee, with start-up anticipated in June 1996. Neither of these projects are expected to have a material impact on the Company's fiscal 1996 operating results.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

                 27.1 Financial Data Schedule (for SEC purposes only)

         b. Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

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


                                    INSTEEL INDUSTRIES, INC.
                                    ------------------------
                                    Registrant



Date: February 8, 1996              By    /s/ H. O. Woltz III
                                          -------------------------------------
                                          H. O. Woltz III
                                          President and Chief Executive Officer


Date: February 8, 1996              By    /s/ Michael C. Gazmarian
                                          -------------------------------------
                                          Michael C. Gazmarian
                                          Chief Financial Officer and Treasurer