Form 10-Q
period 1996-03-31
INSTEEL INDUSTRIES INC
filed 1996-05-09
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM        TO
                                           -------   ------

                         COMMISSION FILE NUMBER 1-9929

                           INSTEEL INDUSTRIES, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                            56-0674867
               --------------                            ----------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

1373 BOGGS DRIVE, MOUNT AIRY, NORTH CAROLINA                27030
- --------------------------------------------                -----
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

                Yes [X]                                 No [ ]

     The number of shares outstanding of the registrant's common stock as of May 6, 1996 was 8,420,087.

     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                (UNAUDITED)
                                                 MARCH 31,     SEPTEMBER 30,
                                                   1996            1995
                                                 --------        --------
ASSETS
Current assets:
  Cash and cash equivalents                      $    408        $    263
  Accounts receivable, net                         31,449          31,516
  Inventories                                      35,750          40,566
  Prepaid expenses and other                          864           1,509
                                                 --------        --------
    Total current assets                           68,471          73,854
Property, plant and equipment, net                 66,619          65,100
Other assets                                        6,562           7,181
                                                 --------        --------
    Total assets                                 $141,652        $146,135
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 26,706        $ 27,471
  Accrued expenses                                  6,283           6,897
  Short-term debt                                       -           8,260
  Current portion of long-term debt                 3,398           5,196
                                                 --------        --------
    Total current liabilities                      36,387          47,824
Deferred income taxes                               5,024           5,010
Long-term debt                                     29,786          22,089
Stockholders' equity:
  Common stock                                     16,840          16,787
  Additional paid-in capital                       38,127          38,033
  Retained earnings                                15,488          16,392
                                                 --------        --------
    Total stockholders' equity                     70,455          71,212
                                                 --------        --------
    Total liabilities and stockholders' equity   $141,652        $146,135
                                                 ========        ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                  (Unaudited)



                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  MARCH 31,                MARCH 31,
                                            --------------------     ---------------------
                                              1996         1995        1996         1995
                                            -------      -------     --------     --------
Net sales                                   $63,764      $66,003     $121,269     $124,622
Cost of sales                                58,720       59,060      113,439      113,005
                                            -------      -------     --------     --------
 Gross profit                                 5,044        6,943        7,830       11,617
Selling, general and administrative expense   3,315        3,547        6,354        6,734
                                            -------      -------     --------     --------
 Operating income                             1,729        3,396        1,476        4,883
Interest expense                                611          558        1,219        1,104
Minority interest in loss of
subsidiary                                        -          164            -            -
Equity in loss (income) of affiliate            (31)          91          (33)          96
Other expense (income)                          134          (29)         128          (11)
                                            -------      -------     --------     --------
 Earnings before income taxes                 1,015        2,612          162        3,694
Provision (benefit) for income taxes            359       (1,414)          57       (1,016)
                                            -------      -------     --------     --------
 Net earnings                               $   656      $ 4,026     $    105     $  4,710
                                            =======      =======     ========     ========

Weighted average shares outstanding           8,415        8,361        8,404        8,347
                                            =======      =======     ========     ========

Net earnings per share                      $   .08      $   .48     $    .01     $    .56
                                            =======      =======     ========     ========

Dividends paid per share                    $   .06      $   .06     $    .12     $    .12
                                            =======      =======     ========     ========

                            INSTEEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)




                                                         SIX MONTHS ENDED MARCH 31,
                                                         --------------------------
                                                            1996            1995
                                                          --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                            $    105        $ 4,710
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                           4,134          4,064
     Equity in loss (income) of affiliate                      (33)            96
     Accounts receivable, net                                  222            969
     Inventories                                             4,816         (7,799)
     Accounts payable and accrued expenses                  (1,380)         6,994
     Other changes                                           1,027         (2,797)
                                                          --------        -------
      Total adjustments                                      8,786          1,527
                                                          --------        -------
      Net cash provided by operating activities              8,891          6,237
                                                          --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (5,274)        (2,803)
  Proceeds from (increase in) notes receivable                (250)           112
                                                          --------        -------
      Net cash used in investing activities                 (5,524)        (2,691)
                                                          --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt, net                          (8,260)        (2,657)
  Proceeds from issuance of debt                            26,374          1,941
  Payments on debt                                         (20,475)        (2,479)
  Proceeds from employee stock options                         148            301
  Dividends paid                                            (1,009)        (1,003)
                                                          --------        -------
      Net cash used in financing activities                 (3,222)        (3,897)
                                                          --------        -------

Net decrease (increase) in cash                                145           (351)
Cash and cash equivalents at beginning of period               263          1,234
                                                          --------        -------
Cash and cash equivalents at end of period                $    408        $   883
                                                          ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                             $  1,302        $ 1,101
     Income taxes                                         $    131        $   874

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


(2) INVENTORIES


                               MARCH 31,         SEPTEMBER 30,
                                 1996                1995
                                -------             -------
     Raw materials              $13,104             $24,025
     Work in process              1,728               1,372
     Finished goods              18,870              13,042
     Supplies                     2,048               2,127
                                -------             -------
       Total inventories        $35,750             $40,566
                                =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents selected financial data from the Consolidated Statements of Earnings as a percentage of net sales for the three months and six months ended March 31, 1996 and 1995:


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 MARCH 31,                MARCH 31,
                                             ------------------      ------------------
                                              1996        1995        1996        1995
                                             ------      ------      ------      ------
Net sales                                    100.0%      100.0%      100.0%      100.0%
Cost of sales                                 92.1%       89.5%       93.5%       90.7%
                                             ------      ------      ------      ------
 Gross profit                                  7.9%       10.5%        6.5%        9.3%
Selling, general and administrative
expense                                        5.2%        5.4%        5.3%        5.4%
                                             ------      ------      ------      ------
 Operating income                              2.7%        5.1%        1.2%        3.9%
Interest expense                               0.9%        0.8%        1.0%        0.9%
Minority interest in loss of subsidiary         -          0.2%         -           -
Equity in loss (income) of affiliate            -          0.1%         -           -
Other expense (income)                         0.2%         -          0.1%         -
                                             ------      ------      ------      ------
 Earnings before income taxes                  1.6%        4.0%        0.1%        3.0%
                                             ======      ======      ======      ======

     Net sales were $63.8 million for the second quarter and $121.3 million for the first six months of fiscal 1996, down 3% from the record volume of the comparable prior year periods. Total wire products shipments were flat for the quarter and down 1% for the six months relative to the year-ago periods. Average selling prices decreased 4% for the quarter and 2% for the six months compared with the same periods of fiscal 1995. The quarterly sales decline was primarily attributable to lower selling values in most product lines together with decreased shipments of agricultural products and nails. Sales of concrete reinforcing products improved as the result of a second consecutive record quarter for PC strand shipments. Shipments of Insteel 3-D(R) building panel were up 90% for the quarter and 55% for the six months, reducing the operating loss of Insteel Construction Systems ("ICS") by more than half.

     Gross profit margins for the second quarter fell to 7.9% compared with 10.5% for the corresponding period of fiscal 1995. For the first six months, margins decreased to 6.5% from 9.3% for the comparable prior year period. Margins were negatively impacted by narrowing spreads between raw material costs and selling prices relative to the year-ago periods. During the second half of fiscal 1995, weak market conditions and depressed shipment levels resulted in excess wire rod inventories at the end of the fiscal year, September 30, 1995. As these inventories were sharply reduced during the first six months of fiscal 1996, the consumption of higher cost wire rod together with lower selling prices compressed margins relative to comparable prior year periods. The decrease in gross profit also reflected the combination of higher manufacturing costs and lower production levels compared with the same periods of fiscal 1995.

     Selling, general and administrative expense ("SG & A expense") decreased 7% for the quarter, declining as a percentage of sales to 5.2% compared with 5.4% in the prior year period. For the first six months of the year, SG & A expense dropped 6%, falling to 5.3% of sales compared with 5.4% last year. The decline was primarily due to a reduction in profit-sharing expense caused by weaker operating performance.

     Interest expense increased 9% for the quarter and 10% for the six months compared to the year-ago periods as a result of higher average outstanding balances on the Company's lines of credit.

     The statement of earnings for the second quarter of fiscal 1995 reflected the reversal of the first quarter accrual of the former joint venture partner's share of ICS' losses. The contribution owed was negotiated as a reduction in the purchase price for their 30% interest. As a result of the purchase of the remaining interest in ICS and subsequent merger into Insteel Wire Products, minority interest was not applicable going forward.

     The provision for income taxes in the second quarter of fiscal 1995 was reduced by $2.4 million to reflect the future utilization of tax benefits arising from the acquisition of the remaining interest in ICS. Excluding this adjustment, the Company's effective income tax rate for the first six months of fiscal 1996 was 35.4% compared to 36.6% in the prior year period. The decrease in the fiscal 1996 rate is primarily due to a reduction in the estimated state income tax rate.

FINANCIAL CONDITION

     The following table presents selected financial data from the consolidated financial statements for the six months ended March 31, 1996 and 1995:



                                                        SIX MONTHS ENDED MARCH 31,
                                                      -------------------------------
                                                        1996      Change       1995
                                                      --------    ------     --------
   Net sales                                          $121,269     (3%)      $124,622

   Accounts receivable, net                           $ 31,449     (3%)      $ 32,438

   Inventories                                        $ 35,750     (2%)      $ 36,549

   Working capital                                    $ 32,084     22%       $ 26,233

   Earnings before interest, taxes and depreciation   $  5,515    (38%)      $  8,862

   Capital expenditures                               $  5,274     88%       $  2,803

   Long-term debt                                     $ 29,786     15%       $ 25,801

   Total debt                                         $ 33,184      7%       $ 30,949

   Stockholders' equity                               $ 70,455       -       $ 70,469

     Operating activities generated $8.9 million of cash during the first six months of fiscal 1996 compared to $6.2 million for the corresponding period of the previous year. Raw material inventories were reduced by $10.9 million, or 45%, from the September 30, 1995 fiscal year-end balance. Cash provided by the reduction in raw material inventories was partially offset by decreases in accounts payable and accrued expenses. The downturn in operating performance resulted in a decrease in earnings before interest, taxes and depreciation to $5.5 million during the first six months of fiscal 1996 compared with $8.9 million in the year-ago period.

     Investing activities consumed $5.5 million during the first six months of fiscal 1996 compared to $2.7 million during the year-ago period as a result of higher capital expenditures primarily related to the new collated nail facility. Total expenditures for the collated nail and PC strand expansion projects will approximate $9.0 million.

     Financing activities used $3.2 million during the first six months of fiscal 1996 compared to $3.9 million in the prior year period. In January 1996, the annual lines of credit that provided total availability of $20.0 million were replaced by a $35.0 million unsecured revolving credit facility that will expire in November 2000. As a result, the short-term debt balance outstanding was refinanced under the revolver and is now reflected as a long-term liability.

     At March 31, 1996, approximately $24.5 million was available under the $35.0 million revolving credit facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

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

     Insteel's business strategy continues to be focused on further expansion into higher value-added products that offer superior returns relative to the Company's traditional businesses. In March 1996, the Company entered the collated nail business with the start-up of a new manufacturing facility in Andrews, South Carolina. The plant produces nails that are pneumatically driven by nail guns, a market that is related to the Company's existing bulk nail business. The Company has also extended purchase commitments to expand the capacity of its PC strand operation in Gallatin, Tennessee, with start-up anticipated in August 1996. Neither of these projects are expected to have a material impact on the Company's fiscal 1996 operating results.


                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1996 Annual Meeting of Shareholders on February 13, 1996. The only item on the agenda was the election of three directors for terms ending in 1999, as follows:




                                                              Votes
                                                    -------------------------
                                                       For           Withheld
                                                    ---------        --------
             John E. Woltz                          7,864,546         73,594

             W. Allen Rogers, II                    7,873,439         64,701

             Joseph D. Noell, III                   7,873,504         64,636

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

               27.1 Financial Data Schedule (for SEC use only)

     b. Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

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


                                           INSTEEL INDUSTRIES, INC.
                                           ------------------------
                                           Registrant




Date: May 8, 1996                    By    /s/ H.O. Woltz III
                                           -------------------------------------
                                           H. O. Woltz III
                                           President and Chief Executive Officer



Date: May 8, 1996                    By    /s/ Michael C. Gazmarian
                                           -------------------------------------
                                           Michael C. Gazmarian
                                           Chief Financial Officer and Treasurer