Form 10-Q
period 1996-06-30
INSTEEL INDUSTRIES INC
filed 1996-07-30
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

               Yes [X]                             No [ ]

         The number of shares outstanding of the registrant's common stock as of July 25, 1996 was 8,435,461.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                             (UNAUDITED)
                                                                               JUNE 30,                SEPTEMBER 30,
                                                                                 1996                      1995
                                                                             -------------             -------------
    ASSETS

    Current assets:

      Cash and cash equivalents                                              $         392             $         263

      Accounts receivable, net                                                      35,774                    31,516

      Inventories                                                                   36,336                    40,566

      Prepaid expenses and other                                                       954                     1,509
                                                                             -------------             -------------
         Total current assets                                                       73,456                    73,854

    Property, plant and equipment, net                                              67,995                    65,100

    Other assets                                                                     5,689                     7,181
                                                                             -------------             -------------
         Total assets                                                        $     147,140             $     146,135
                                                                             =============             =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

        Accounts payable                                                     $      32,496             $      27,471

        Accrued expenses                                                             6,756                     6,897

        Short-term debt                                                               -                        8,260

        Current portion of long-term debt                                            3,293                     5,196
                                                                             -------------             -------------

         Total current liabilities                                                  42,545                    47,824

    Deferred income taxes                                                            5,457                     5,010

    Long-term debt                                                                  27,003                    22,089

    Stockholders' equity:

      Common stock                                                                  16,856                    16,787

      Additional paid-in capital                                                    38,159                    38,033

      Retained earnings                                                             17,120                    16,392
                                                                             -------------             -------------
         Total stockholders' equity                                                 72,135                    71,212
                                                                             -------------             -------------
         Total liabilities and stockholders' equity                          $     147,140             $     146,135
                                                                             =============             =============

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                  (Unaudited)


                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                   ------------------------------        -----------------------------
                                                       1996              1995                1996             1995
                                                   ------------      ------------        -----------      ------------
  Net sales                                        $     72,991      $     69,360        $   194,260      $    193,982

  Cost of sales                                          65,399            62,662            178,838           175,667
                                                   ------------      ------------        -----------      ------------
  Gross profit                                            7,592             6,698             15,422            18,315

  Selling, general and administrative expense             3,782             3,542             10,136            10,276
                                                   ------------      ------------        -----------      ------------
    Operating income                                      3,810             3,156              5,286             8,039

  Interest expense                                          504               614              1,723             1,718

  Equity in loss (income) of affiliate                       26               (12)                (7)               84

  Other expense (income)                                    (29)               37                 99                26
                                                   ------------      ------------        -----------      ------------
    Earnings before income taxes                          3,309             2,517              3,471             6,211

  Provision (benefit) for income taxes                    1,171               921              1,228               (95)
                                                   ------------      ------------        -----------      ------------
    Net earnings                                   $      2,138      $      1,596        $     2,243      $      6,306
                                                   ============      ============        ===========      ============
  Weighted average shares outstanding                     8,422             8,377              8,410             8,357
                                                   ============      ============        ===========      ============
  Net earnings per share                           $        .25      $        .19        $       .27      $        .75
                                                   ============      ============        ===========      ============
  Dividends paid per share                         $        .06      $        .06        $       .18      $        .18
                                                   ============      ============        ===========      ============

                            INSTEEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                    NINE MONTHS ENDED JUNE 30,
                                                                               ------------------------------------
                                                                                    1996                  1995
                                                                               -------------          -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net earnings                                                            $       2,243          $       6,306

       Adjustments to reconcile net earnings to net cash provided by operating activities:

            Depreciation and amortization                                              6,208                  6,033

            Equity in loss (income) of affiliate                                          (7)                    84

            Accounts receivable, net                                                  (3,539)                 1,285

            Inventories                                                                4,230                (16,239)

            Accounts payable and accrued expenses                                      4,884                  2,723

            Other changes                                                              1,404                 (1,758)
                                                                               -------------          -------------
              Total adjustments                                                       13,180                 (7,872)
                                                                               -------------          -------------
              Net cash provided by (used in) operating activities                     15,423                 (1,566)
                                                                               -------------          -------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                                           (8,543)                (3,896)

       Proceeds from (increase in) notes receivable                                     (184)                   193
                                                                               -------------          -------------
              Net cash used in investing activities                                   (8,727)                (3,703)
                                                                               -------------          -------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

       Increase (decrease) in short-term debt, net                                    (8,260)                 7,431

       Proceeds from issuance of debt                                                 50,847                  1,978

       Payments on debt                                                              (47,835)                (3,411)

       Proceeds from employee stock options                                              195                    301

       Dividends paid                                                                 (1,514)                (1,505)
                                                                               -------------          -------------
              Net cash provided by (used in) financing activities                     (6,567)                 4,794
                                                                               -------------          -------------

     Net increase (decrease) in cash                                                     129                   (475)

     Cash and cash equivalents at beginning of period                                    263                  1,234
                                                                               -------------          -------------
     Cash and cash equivalents at end of period                                $         392          $         759
                                                                               =============          =============

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

              Cash paid during the period for:

                Interest                                                       $       2,208          $       2,114

                Income taxes                                                   $         146          $       1,552

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        (In thousands, except as noted)


(1) BASIS OF PRESENTATION

         The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

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


(2) INVENTORIES



                                           JUNE 30,      SEPTEMBER 30,
                                             1996            1995
                                          ----------     ------------
 Raw materials                              $16,835         $24,025

 Work in process                              1,648           1,372

 Finished goods                              15,787          13,042

 Supplies                                     2,066           2,127
                                            -------         -------
  Total inventories                         $36,336         $40,566
                                            =======         =======

ITEM 2. MANAGAEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table presents selected financial data from the Consolidated Statements of Earnings as a percentage of net sales for the three months and nine months ended June 30, 1996 and 1995:

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                  ------------------      -----------------
                                                     1996     1995          1996     1995
                                                  --------  --------      -------  --------
 Net sales                                          100.0%  100.0%         100.0%    100.0%

 Cost of sales                                       89.6%   90.3%          92.1%     90.6%
                                                    -----   -----          -----     -----
  Gross profit                                       10.4%    9.7%           7.9%      9.4%

 Selling, general and administrative expense          5.2%    5.1%           5.2%      5.3%
                                                    -----   -----          -----     -----
  Operating income                                    5.2%    4.6%           2.7%      4.1%

 Interest expense                                     0.7%    0.9%           0.9%      0.9%

 Other expense (income)                                 -     0.1%             -         -
                                                    -----   -----          -----     -----
  Earnings before income taxes                        4.5%    3.6%           1.8%      3.2%
                                                    =====   =====          =====     =====

         Net sales increased to a record $73.0 million for the third quarter, a 5% increase over a year ago. For the first nine months of fiscal 1996, sales were flat compared with the same period last year. Total wire products shipments were up 9% for the quarter and 3% for the nine months relative to the year-earlier periods. Average selling prices decreased 4% for the quarter and 3% for the nine months compared with the same periods last year. The quarterly sales increase was primarily attributable to improved market conditions for most product lines in comparison to the weakening demand that occurred in the prior year period. Shipments of Insteel 3-D(R) building panel were flat for the quarter and up 34% for the nine months compared with a year ago.

         Gross profit margins for the third quarter increased to 10.4% compared with 9.7% in the same period last year. Margins were favorably impacted by higher shipment volumes and wider spreads between raw material costs and selling values. For the first nine months, margins decreased to 7.9% from 9.4% a year ago. The decrease in year-to-date margins was due to narrower spreads during the first six months resulting from the consumption of higher cost inventories together with lower selling prices.

         Selling, general and administrative expense ("SG&A expense") increased 7% for the quarter, rising to 5.2% of sales compared with 5.1% in the year-earlier period as a result of expenses related to the collated nail and bead wire expansions. For the first nine months, SG&A expense decreased 1%, falling to 5.2% of sales compared with 5.3% a year ago. Collated nail and bead wire start-up costs reduced net earnings by four cents a share in the third quarter and seven cents a share for the nine months.

         Interest expense decreased 18% for the third quarter primarily due to lower debt levels compared with the year-earlier period. For the first nine months, interest expense was flat compared with a year ago.

         The provision for income taxes for the first nine months of fiscal 1995 reflects a $2.4 million reduction that was recorded in the second quarter relating to the future utilization of tax benefits arising from the acquisition of the remaining interest in Insteel Construction Systems. Excluding this adjustment, the Company's effective income tax rate for the nine months of fiscal 1996 was 35.4% compared with 36.6% in the prior year period. The decrease in the fiscal 1996 rate is primarily due to a reduction in the estimated state income tax rate.

FINANCIAL CONDITION

         The following table presents selected financial data from the consolidated financial statements for the nine months ended June 30, 1996 and 1995:

                                                     NINE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                      1996    CHANGE     1995
                                                    --------  ------   --------
 Net sales                                          $194,260     -     $193,982

 Accounts receivable, net                           $ 35,774    12%    $ 32,060

 Inventories                                        $ 36,336   (19%)   $ 44,989

 Working capital                                    $ 30,911     9%    $ 28,454

 Earnings before interest, taxes and depreciation   $ 11,402   (18%)   $ 13,962

 Capital expenditures                               $  8,543   119%    $  3,896

 Long-term debt                                     $ 27,003     8%    $ 24,966

 Total debt                                         $ 30,296   (25%)   $ 40,142

 Stockholders' equity                               $ 72,135     1%    $ 71,562

         Operating activities generated $15.4 million of cash during the first nine months of fiscal 1996 compared with using $1.6 million in the year-earlier period. The primary factor driving the year-to-year improvement was the sharp reduction in inventories during the current fiscal year. Weak market conditions and depressed shipment levels had resulted in excess inventories throughout the second half of fiscal 1995. Inventory balances at June 30, 1996 were 10% below September 30, 1995 levels and 19% below a year ago. The downturn in operating performance earlier in the year resulted in a decrease in earnings before interest, taxes and depreciation to $11.4 million during the first mine months of fiscal 1996 compared with $14.0 million in the year-ago period.

         Investing activities consumed $8.7 million during the first nine months of fiscal 1996 compared to $3.7 million during the year-ago period as a result of higher capital expenditures primarily related to the collated nail facility. Total expenditures for the PC strand expansion and bead wire projects will approximate $3.0 million and $15.0 million, respectively.

         Financing activities used $6.6 million during the first nine months of fiscal 1996 compared with providing $4.8 million in the prior year period. In January 1996, the annual lines of credit that provided total availability of $20.0 million were replaced by a $35.0 million unsecured revolving credit facility that will expire in November 2000. As a result, the short-term debt balance outstanding was refinanced under the revolver and is now reflected as a long-term liability.

         At June 30, 1996, approximately $26.2 million was available under the $35.0 million revolving credit facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

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

         Wire rod market conditions also have a significant impact on the Company's operating results. Hot rolled steel rod is the Company's primary raw material and constitutes the largest component of manufacturing costs.
Realized selling values for the Company's products cannot always be adjusted in the short-term to recover cost increases in steel rod, but generally tend to reflect changes in these prices over the long-run. Recently announced expansions in domestic wire rod capacity should increase supplier competition and favorably impact quality and availability. As order lead times begin to decrease, the Company should be able to significantly reduce raw material inventory levels in comparison to recent years when maintaining adequate supply was a primary concern.

         Insteel's business strategy continues to be focused on further expansion into higher value-added products that offer superior returns relative to the Company's traditional businesses. In March 1996, the Company entered the collated nail business with the start-up of a new manufacturing facility in Andrew, South Carolina. The plant produces nails that are pneumatically driven by nail guns, a market that is related to the Company's existing bulk nail business. The expansion of the PC strand operation in Gallatin, Tennessee remains on schedule, with start-up anticipated in August 1996. The Company has also announced plans to enter the tire reinforcement business, with the reconfiguration and expansion of its Fredericksburg, Virginia high carbon wire plant into a state-of-the-art bead wire manufacturing facility. The initial capacity of the operation will be 40,000 tons, with production scheduled to commence during the second quarter of fiscal 1997.

                          PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

               27.1 Financial Data Schedule

         b. Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

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


                                         INSTEEL INDUSTRIES, INC.
                                         ------------------------
                                         Registrant



Dated: July 26, 1996             By      /s/ H. O. Woltz, III
                                         -------------------------------------
                                         H.O. Woltz, III
                                         President and Chief Executive Officer



Dated: July 26, 1996             By      /s/ Michael C. Gazmarian
                                         -------------------------------------
                                         Michael C. Gazmarian
                                         Chief Financial Officer and Treasurer