Form 10-K405
period 1996-09-30
INSTEEL INDUSTRIES INC
filed 1996-12-10
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant as of December 4, 1996 was $47,762,928.

         The number of shares outstanding of the registrant's common stock as of December 4, 1996 was 8,435,461.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement to be delivered to shareholders in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Insteel Industries, Inc. ("Insteel" or "the Company") manufactures and markets a wide range of wire products. The Company's wholly-owned subsidiary, Insteel Wire Products Company, is comprised of two divisions, Insteel Wire Products (IWP) and Insteel Construction Systems (ICS). IWP produces concrete reinforcing products, industrial wire, agricultural fencing and nails for the construction, home furnishings, appliance and agricultural industries. ICS manufactures the Insteel 3-D(R) building panel for commercial and residential construction.

         Insteel's business strategy is to attain leadership positions in the markets that it serves and continue expanding into higher value-added products that offer more attractive returns than some of the Company's historical businesses. Future growth will leverage off of the Company's core competencies in the manufacture and sales of wire products.

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

         During 1992 and 1993, the Company completed a strategic realignment program which included the redeployment of production capacity and the consolidation of the management and administrative responsibilities for its previously stand-alone wire products subsidiaries. Three manufacturing facilities were closed while three other facilities were significantly expanded. In 1993, the Company merged its Expo Wire Company, Rappahannock Wire Company, Forbes Steel & Wire Corporation and Intersteel Corporation subsidiaries into one wholly-owned subsidiary, Insteel Wire Products Company. Also during 1993, the Company terminated the scrap brokerage business that bought and sold steel scrap on a commissioned basis.

         In January 1994, Insteel entered the prestressed concrete strand ("PC strand") business with the start-up of a new manufacturing facility. The Company expanded the capacity of the operation in October 1996 with the addition of a second production line.

         In March 1996, the Company entered the collated fastener business with the start-up of a new manufacturing facility.

         The Company is proceeding with plans to enter the tire reinforcement business with the reconfiguration and expansion of its Fredericksburg, Virginia plant into a state-of-the-art bead wire manufacturing facility. Production is scheduled to commence during the second quarter of fiscal 1997.


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

         Industrial wire products are primarily sold to manufacturers of bedding and furniture springs, appliances, strapping ties, display racks, grocery carts and chain link fences. Product attributes vary with the end use and can include galvanizing for corrosion resistance and intermediate heat-treating, in addition to stringent tolerance requirements and mechanical properties.

         Bulk nails consist of a wide variety of products such as common nails, finishing nails, box nails, sinkers, duplex nails and galvanized nails where corrosion resistance is required.

         Collated fasteners are comprised of a broad range of collated nails that are used by most of the pneumatic automatic power tools currently manufactured. The Company anticipates future expansion into other collated fastener products.

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

MARKETING AND DISTRIBUTION

         Insteel markets its products through sales representatives who are employees of the Company. Insteel aligns its sales and marketing staff with the markets that it is servicing. IWP's sales function is organized into two customer-based business units: (1) concrete reinforcing, including welded wire fabric and PC strand, and (2) wire products consisting of industrial wire, bulk nails, collated fasteners and agricultural products. ICS has its own sales and marketing organization which is focused on the promotion of the 3-D panel. The Company sells its products directly to users and through numerous wholesalers, distributors and retailers located primarily in the eastern part of the U.S. as well as a portion of the Southwest.

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

         In prior years, domestic wire rod markets remained tight and prices escalated as U.S. manufacturers operated near full capacity. Recent increases in domestic wire rod capacity together with announced expansions scheduled over the next few years should have a favorable impact on the quality and availability of the Company's most significant raw material. The Company believes that raw materials and supplies are available in quantities adequate to meet the Company's current and future needs.

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

EMPLOYEES

         As of September 30, 1996, the Company employed 1,054 people. The Company has a collective bargaining agreement with a labor union at its Delaware plant covering its hourly employees. The Company believes that relations with the labor union and employees are satisfactory.

ENVIRONMENTAL MATTERS

         The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company has experienced no material difficulties in complying with legislative or regulatory standards and believes that these standards have not materially impacted Insteel's financial position or results of operations. Compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on Insteel's financial position, results of operations, liquidity or capital resources.

EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company are as follows:

 Name                    Age   Position with the Company
---------------------   -----  -------------------------------------------------
 Howard O. Woltz, Jr.    71    Chairman of the Board and a Director

 H.O. Woltz III          40    President, Chief Executive Officer and a Director

 Gary D. Kniskern        51    Vice President - Administration and Secretary

 Michael C. Gazmarian    37    Chief Financial Officer and Treasurer

         Howard O. Woltz, Jr., has been Chairman of the Board since 1958 and has served in various capacities for more than 38 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc. (a publicly-held manufacturer of knit apparel and fabrics), for more than 35 years prior to its acquisition in December 1988 by Russell Corporation.

         H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in February 1991 and has served in various capacities for more than 18 years. He was named President and Chief Operating Officer in August 1989. He had been Vice President of the Company since September 1988 and, previously, President of Rappahannock Wire Company, a subsidiary of the Company, since 1981. Mr. Woltz has been a director of the Company since 1986 and also serves as President of Insteel Wire Products Company.

         Gary D. Kniskern was elected Vice President - Administration in August 1994 and has served in various capacities for more than 17 years. He had been Secretary and Treasurer since December 1984 and, previously, internal auditor since 1979.

         Michael C. Gazmarian was elected Treasurer in August 1994. He joined Insteel as Chief Financial Officer in July 1994. He had been with Guardian Industries Corp. since 1986, serving in various financial capacities. Most recently, he was Vice President - Finance and Administration for Consolidated Glass & Mirror Corp., a Guardian subsidiary.

         The executive officers listed above were elected by the Board of Directors at its annual meeting held February 13, 1996. All officers serve until the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 4, 1997.

ITEM 2.  PROPERTIES.

         Insteel's corporate headquarters and IWP's divisional office are located in Mount Airy, North Carolina. ICS' divisional office is located in Brunswick, Georgia. IWP has eight manufacturing facilities located in Andrews, South Carolina (2 plants); Gallatin, Tennessee (2 plants); Dayton, Texas; Fredericksburg, Virginia; Mount Airy, North Carolina; and Wilmington, Delaware. ICS operates a manufacturing facility located in Brunswick, Georgia and a joint venture operation located in Mexicali, B.C., Mexico.

         The Company owns all of its properties with the exception of the Mexican joint venture facility, which is leased. The Dayton, Fredericksburg, Gallatin and Brunswick plants are all pledged as security under long-term financing agreements. The Company owns and leases a fleet of trucks and trailers for the delivery of its products.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock is listed on the New York Stock Exchange under the symbol III. At November 26, 1996, there were 761 shareholders of record.

                 FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
               (IN THOUSANDS, EXCEPT PER SHARE AND PRICE DATA)

                                                     FIRST          SECOND          THIRD           FOURTH
                                                    QUARTER         QUARTER         QUARTER         QUARTER
                                                    -------         -------         -------         -------
1996
----
OPERATING RESULTS
  Net sales                                         $57,505         $63,764         $72,991          $72,510
  Gross profit                                        2,786           5,044           7,592            6,943
  Net earnings (loss)                                  (551)            656           2,138            2,000

PER SHARE DATA
  Earnings (loss) per share                            (.07)            .08             .25              .24
  Dividends declared                                    .06             .06             .06              .06
  Stock prices
    High                                               7.38            7.50            7.38             7.25
    Low                                                6.38            6.50            6.63             6.63

1995
----
OPERATING RESULTS
  Net sales                                         $58,619         $66,003         $69,360          $66,362
  Gross profit                                        4,674           6,943           6,698            3,592
  Net earnings                                          684           4,026           1,596               30

PER SHARE DATA
  Earnings per share                                    .08             .48             .19              .01
  Dividends declared                                    .06             .06             .06              .06
  Stock price
    High                                               8.88            8.25            8.13             8.88
    Low                                                6.88            7.00            7.00             7.00

ITEM 6. SELECTED FINANCIAL DATA.

                             FINANCIAL HIGHLIGHTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------
                                               1996          1995         1994         1993           1992
                                             --------      --------     --------     --------       --------
 Net sales                                   $266,770      $260,344     $247,045     $245,016       $239,559

 Earnings before cumulative effect of
   change in accounting principle*              4,243         6,336        3,772        6,292          4,345

 Net earnings                                   4,243         6,336        5,097        6,292          4,345

 Earnings per share before extraordinary
   item and cumulative effect of change
   in accounting principle (primary)*             .50           .76          .45          .80            .68

 Net earnings per share (primary)                 .50           .76          .61          .80            .68

 Dividends per share                              .24           .24          .24          .23            .21

 Total assets                                 145,663       146,135      138,879      133,042        112,766

 Long-term debt                                29,655        21,451       26,215       28,637         29,885

 Shareholders' equity                          73,677        71,212       66,461       62,930         44,944


* See Item 7, below, and Note 1 of Notes to Consolidated Financial Statements for information regarding the change in accounting principle.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

STATEMENTS OF EARNINGS - SELECTED DATA
($ IN THOUSANDS)


YEAR ENDED SEPTEMBER 30,                  1996            CHANGE        1995             CHANGE       1994
--------------------------------        --------          ------      --------           ------     --------

Net sales                               $266,770            2 %       $260,344             5%       $247,045

Gross profit                            $ 22,365            2 %       $ 21,907            11%       $ 19,754
  Percentage of net sales                    8.4%                          8.4 %                         8.0%

Selling, general and
administrative expense                  $ 13,438            2 %       $ 13,164             6%       $ 12,455
  Percentage of net sales                    5.0%                          5.1 %                         5.0%

Operating income                        $  8,927            2 %       $  8,743            20%       $  7,299
  Percentage of net sales                    3.3%                          3.4 %                         3.0%

Interest expense                        $  2,273           (3)%       $  2,344             9%       $  2,160
  Percentage of net sales                    0.9%                          0.9 %                         0.9%

Earnings before income taxes            $  6,569            5 %       $  6,259             5%       $  5,949
  Percentage of net sales                    2.5%                          2.4 %                         2.4%

Effective income tax rate                   35.4%                         (1.2)%                        36.6%



1996 COMPARED WITH 1995

         Insteel's net sales rose 2% in 1996 to a record high for the second consecutive year. Total wire product shipments increased 5% from the prior year as a result of favorable market conditions during the second half of the year. Average selling prices per ton decreased 3% from 1995 due to intense price competition. PC strand sales continued to rise, increasing 17% from a year ago. The new collated fastener facility, which started production in March 1996, also contributed to the sales increase together with higher shipments of bulk nail products. Agricultural fencing products experienced weak demand as a result of the deferral of fencing projects caused by high grain costs and low cattle prices, together with a surge in imports from Mexican competitors. Sales of the Insteel 3-D(R) building panel increased 36% compared with 1995.

         Gross profit increased 2% in 1996 compared with 1995 while remaining flat as a percentage of sales at 8.4%. The softening in demand that reduced margins during the second half of 1995 carried over into the first half of 1996. Margins continued to be compressed by the consumption of higher cost inventories together with lower selling values. During the second half of 1996, margins recovered due to higher shipment volumes and wider spreads between raw material costs and selling values. The PC strand operation was the primary driver behind the year-to-year increase due to higher sales volumes and decreasing conversion costs resulting from improved operating efficiencies. Operating levels for the collated fastener facility steadily increased through the second half of the year, generating income for the first time in the month of September.

         Selling, general and administrative expense (SG&A expense) increased 2% in 1996 compared with 1995 while declining slightly as a percentage of sales. Start-up expenses and operating losses related to the collated fastener and bead wire expansions reduced 1996 net earnings by ten cents a share. The Company is undertaking a major upgrade of its management information systems over the next two years that will enhance Insteel's manufacturing, customer service and administrative processes.

         Interest expense decreased 3% in 1996 compared with 1995 as a result of lower interest rates.

         The Company's effective income tax rate increased to 35.4% in 1996 compared with (1.2%) in 1995. The benefit for income taxes in 1995 reflects a $2.4 million reduction relating to the future utilization of tax benefits arising from the acquisition of the minority interest in Insteel Construction Systems, Inc. (ICS). Excluding this tax adjustment, the effective income tax rate for 1995 was 36.6%. The decrease in the comparable rate for 1996 is primarily due to a reduction in state income tax rates.

1995 COMPARED WITH 1994

         Insteel's net sales reached a new high in 1995, increasing 5% compared with the prior year. Total wire product shipments rose 2% from 1994. Average wire selling prices per ton increased 3% from the prior year due to improved product mix and higher price levels. The year was marked by dramatically different business conditions in the first and second halves relative to 1994. Sales for the first half of 1995 were up 17% over the same prior year period due to strong market demand and the additional volume generated by the PC strand facility. During the second half of the year, a softening business environment and related build-up in customer inventories led to a 3% decline in sales compared with the same period in 1994.

         Gross profit rose 11% in 1995 compared with 1994 while increasing as a percentage of sales to 8.4% from 8.0%. Strong customer demand in the first half of the year widened spreads between selling prices and raw material costs and favorably impacted gross margins. Weakening market conditions in the second half of the year led to narrower spreads and excess inventories. In response, production rates at most facilities were sharply reduced in order to realign inventories with customer demand. The resulting increase in per-unit production costs negatively impacted gross margins, particularly in the fourth quarter. The PC strand operation, which incurred start-up losses during the first half of 1994, was the driving factor behind the improvement in 1995.

         SG&A expense increased 6% in 1995 compared with 1994 while increasing slightly as a percentage of sales. The increase was primarily due to $400,000 of non-recurring expenses incurred during the fourth quarter.

         Interest expense increased 9% in 1995 compared with 1994 due to higher interest rates and the capitalization of interest related to the construction of the PC strand facility in the first quarter of 1994.

         The statement of earnings for 1994 reflects the funding of 30% of ICS' losses by its former joint venture partner. As a result of the purchase of the remaining interest in ICS in the second quarter of 1995, minority interest was not applicable to the 1995 results.

         The Company's effective income tax rate decreased to (1.2%) in 1995 compared with 36.6% in 1994. The benefit for income taxes in 1995 reflects a $2.4 million reduction relating to the future utilization of tax benefits arising from the acquisition of the remaining interest in ICS. In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and recognized a $1.3 million benefit for previously unrecorded deferred tax assets related to other net operating loss carryforwards. Excluding these tax adjustments, the effective income tax rate for 1995 and 1994 was 36.6%.

LIQUIDITY AND CAPITAL RESOURCES

SELECTED FINANCIAL DATA
($ IN THOUSANDS)

YEAR ENDED SEPTEMBER 30,                                        1996                1995                1994
----------------------------------------------------          --------            --------            --------
Net cash provided by operating activities                     $ 18,309            $  4,543            $    531

Net cash used for investing activities                        $(13,405)           $ (5,328)           $(10,053)

Net cash provided by (used for) financing activities          $ (3,744)              $(186)           $  1,467

EBITDA(1)                                                     $ 16,903            $ 16,400            $ 15,209

Working capital                                               $ 33,648            $ 26,030            $ 25,183

Turnover ratios:(2)

  Working capital(3)                                               9.2x               10.5x               11.0x

  Receivables                                                      8.2x                8.0x                7.9x

  Inventories                                                      6.8x                6.9x                8.7x

Total debt                                                    $ 32,843            $ 34,907            $ 33,562
  Percentage of total capitalization                                31%                 33%                 34%

Shareholders'equity                                           $ 73,677            $ 71,212            $ 66,461
  Percentage of total capitalization                                69%                 67%                 66%

Total capital                                                 $106,520            $106,119            $100,023

Total debt to EBITDA                                              1.94                2.13                2.21

Total market capitalization to EBITDA                              5.3x                5.9x                6.9x


(1) Earnings before interest, taxes, depreciation and amortization.
(2) Based upon average year-end balances.
(3) Excluding cash and cash equivalents.


         Cash generated from operating activities increased to $18.3 million in 1996 compared with $4.5 million in 1995 and $531,000 in 1994. Inventories were reduced substantially during 1996, declining $8.7 million, or 21%, from September 30, 1995. Weak market conditions and depressed shipment volumes during the second half of 1995 had resulted in a sharp increase in inventories from the prior year-end. EBITDA rose to $16.9 million in 1996 compared with $16.4 million in 1995 and $15.2 million in 1994.

         Investing activities consumed $13.4 million of cash in 1996 compared with $5.3 million in 1995 and $10.1 million in 1994. Capital expenditures amounted to $29.5 million during the three-year period as the Company started up and expanded new facilities to produce PC strand and collated fasteners in addition to upgrading its existing manufacturing operations. Construction is underway on the reconfiguration of the Company's Fredericksburg, Virginia plant into a state-of-the-art bead wire manufacturing facility. Total expenditures for this project will approximate $15.0 million.

         Financing activities used $3.7 million and $186,000 in 1996 and 1995, respectively, while providing $1.5 million in 1994. In January 1996, the annual lines of credit that provided total availability of $20.0 million were replaced by a $35.0 million unsecured revolving credit facility that will expire in November 2000. As a result, the short-term debt balance was refinanced under the revolver and is now classified as a long-term liability.

         Insteel's financial position remained strong in 1996. The Company's total debt to capital ratio decreased to 31% at September 30, 1996 compared with 33% in 1995 and 34% in 1994. At September 30, 1996, approximately $22.6 million was available under the revolving credit facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

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

         Wire rod market conditions also have a significant impact on the Company's operating results. Hot rolled steel rod is the Company's primary raw material and constitutes the largest component of manufacturing costs. Realized selling values for the Company's products cannot always be adjusted in the short-term to recover cost increases in steel rod, but generally tend to reflect changes in these prices over the long run. Recently announced expansions in domestic wire rod capacity should increase supplier competition and favorably impact quality and availability. As order lead times begin to decrease, the Company should be able to significantly reduce raw material inventory levels in comparison to recent years when maintaining adequate supply was a primary concern.

         Insteel's business strategy continues to be focused on further expansion into higher value-added products that offer superior returns relative to the Company's traditional businesses. In March 1996, the Company entered the collated fastener business with the start-up of a new manufacturing facility in Andrews, South Carolina. In October 1996, the expansion of the PC strand operation in Gallatin, Tennessee was completed with the start-up of a second production line. The Company is also proceeding with plans to enter the tire reinforcement business with the reconfiguration and expansion of its Fredericksburg, Virginia facility. Production of tire bead wire is scheduled to commence during the second quarter of fiscal 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (a) FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                     Page
                                                                                                     ----
Consolidated Balance Sheets as of September 30, 1996 and 1995                                         12
Consolidated Statements of Earnings for the three years ended September 30, 1996                      13
Consolidated Statements of Shareholders' Equity for the three years ended September 30, 1996          14
Consolidated Statements of Cash Flows for the three years ended September 30, 1996                    15
Notes to Consolidated Financial Statements                                                            16
Schedule II - Valuation and Qualifying Accounts for the three years ended September 30, 1996          24
Report of Independent Public Accountants                                                              25

         (b) SUPPLEMENTARY DATA

         Selected quarterly financial data appears under the caption "Financial Information by Quarter (Unaudited)" in Item 5 of this report.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   SEPTEMBER 30,
                                                                       -----------------------------------
                                                                         1996                       1995
                                                                       --------                   --------
 ASSETS
 Current assets:
   Cash and cash equivalents                                           $  1,423                   $    263
   Accounts receivable, net                                              33,872                     31,516
   Inventories                                                           31,845                     40,566
   Prepaid expenses and other                                             1,693                      1,509
                                                                       --------                   --------
         Total current assets                                            68,833                     73,854
 Property, plant and equipment, net                                      71,072                     65,100
 Other assets                                                             5,758                      7,181
                                                                       --------                   --------
           Total assets                                                $145,663                   $146,135
                                                                       ========                   ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                    $ 23,841                   $ 27,471
   Accrued expenses                                                       8,156                      6,897
   Short-term debt                                                          -                        8,260
   Current portion of long-term debt                                      3,188                      5,196
                                                                       --------                   --------
         Total current liabilities                                       35,185                     47,824
 Long-term debt                                                          29,655                     21,451
 Deferred income taxes                                                    6,410                      5,010
 Other liabilities                                                          736                        638
 Commitments
 Shareholders' equity:
   Preferred stock, no par value
     Authorized shares: 1,000
       None issued                                                          -                          -
   Common stock, $2 stated value
     Authorized shares: 20,000
       Issued and outstanding shares: 1996, 8,435; 1995, 8,393           16,871                     16,787
   Additional paid-in capital                                            38,192                     38,033
   Retained earnings                                                     18,614                     16,392
                                                                       --------                   --------
         Total shareholders' equity                                      73,677                     71,212
                                                                       --------                   --------
           Total liabilities and shareholders' equity                  $145,663                   $146,135
                                                                       ========                   ========


 See accompanying notes to consolidated financial statements.

                  INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                       ----------------------------------------------
                                                                         1996              1995                1994
                                                                       --------          --------            --------
 Net sales                                                             $266,770          $260,344            $247,045

 Cost of sales                                                          244,405           238,437             227,291
                                                                       --------          --------            --------
   Gross profit                                                          22,365            21,907              19,754

 Selling, general and administrative expense                             13,438            13,164              12,455
                                                                       --------          --------            --------

   Operating income                                                       8,927             8,743               7,299

 Interest expense                                                         2,273             2,344               2,160

 Minority interest in loss of subsidiary                                    -                 -                  (625)

 Other expense (income)                                                      85               140                (185)
                                                                       --------          --------            --------

   Earnings before income taxes and cumulative effect of
     change in accounting principle                                       6,569             6,259               5,949

 Provision (benefit) for income taxes                                     2,326               (77)              2,177
                                                                       --------          --------            --------

   Earnings before cumulative effect of change in
     accounting principle                                                 4,243             6,336               3,772

 Cumulative effect of change in accounting principle                        -                 -                 1,325
                                                                       --------          --------            --------
   Net earnings                                                        $  4,243          $  6,336            $  5,097
                                                                       ========          ========            ========

 Earnings per share:

     Before cumulative effect of change
       in accounting principle                                         $    .50          $    .76            $    .45

     Cumulative effect of change in accounting principle                  -                 -                     .16
                                                                       --------          --------            --------

       Net earnings                                                    $    .50          $    .76            $    .61
                                                                       ========          ========            ========

 Cash dividends per share                                              $    .24          $    .24            $    .24
                                                                       ========          ========            ========
 Weighted average shares outstanding                                      8,416             8,363               8,311
                                                                       ========          ========            ========


 See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                        ---------------------------------------------
                                                                         1996              1995                1994
                                                                        -------           -------             -------
 COMMON STOCK:

   Balance, beginning of year                                           $16,787           $16,667             $16,533

   Stock options exercised                                                   84               120                 134
                                                                        -------           -------             -------
     Balance, end of year                                               $16,871           $16,787             $16,667
                                                                        =======           =======             =======


 ADDITIONAL PAID-IN CAPITAL:

   Balance, beginning of year                                           $38,033           $37,730             $37,434

   Stock options exercised                                                  159               303                 296
                                                                        -------           -------             -------
     Balance, end of year                                               $38,192           $38,033             $37,730
                                                                        =======           =======             =======


 RETAINED EARNINGS:

   Balance, beginning of year                                           $16,392           $12,064              $8,963

   Cash dividends declared                                               (2,021)           (2,008)             (1,996)

   Net earnings                                                           4,243             6,336               5,097
                                                                        -------           -------             -------
     Balance, end of year                                               $18,614           $16,392             $12,064
                                                                        =======           =======             =======


 See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED SEPTEMBER 30,
                                                                                ----------------------------------------------
                                                                                 1996               1995                1994
                                                                                -------            -------             -------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                 $ 4,243            $ 6,336             $ 5,097
                                                                                -------            -------             -------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Cumulative effect of change in accounting principle                          -                  -                (1,325)
       Depreciation and amortization                                              8,061              7,797               7,100
       Minority interest in loss of subsidiary                                      -                  -                  (625)
       Accounts receivable, net                                                  (1,592)             1,819              (4,598)
       Inventories                                                                8,721            (11,816)             (5,040)
       Accounts payable and accrued expenses                                     (2,372)             2,395                 586
       Other changes                                                              1,248             (1,988)               (664)
                                                                                -------            -------             -------
         Total adjustments                                                       14,066             (1,793)             (4,566)
                                                                                -------            -------             -------
         Net cash provided by operating activities                               18,309              4,543                 531
                                                                                -------            -------             -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                     (13,193)            (5,554)            (10,707)
       Proceeds (payments) on notes receivable                                     (212)               226                 654
                                                                                -------            -------             -------
         Net cash used for investing activities                                 (13,405)            (5,328)            (10,053)
                                                                                -------            -------             -------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in short-term debt                                (8,260)             3,320               4,940
       Proceeds from long-term debt                                              80,424              1,986               1,306
       Principal payments on long-term debt                                     (74,130)            (3,906)             (3,838)
       Proceeds from stock options                                                  243                423                 430
       Dividends paid                                                            (2,021)            (2,009)             (1,996)
       Capital contribution to subsidiary by minority interest                      -                  -                   625
                                                                                -------            -------             -------
         Net cash provided by (used for) financing activities                    (3,744)              (186)              1,467
                                                                                -------            -------             -------

   Net increase (decrease) in cash                                                1,160               (971)             (8,055)
   Cash and cash equivalents at beginning of year                                   263              1,234               9,289
                                                                                -------            -------             -------
   Cash and cash equivalents at end of year                                     $ 1,423            $   263             $ 1,234
                                                                                =======            =======             =======

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                   $ 2,264            $ 2,268             $ 1,912
     Income taxes                                                               $   926            $ 1,569             $ 1,424
   Non-cash activities:
     Purchase of minority interest through issuance of notes payable                -              $   832                 -

     Conversion of accounts receivable to investment in affiliate                   -              $   300                 -

 See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (Amounts in thousands, except per share data)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS. Insteel Industries, Inc. ("Insteel" or "the Company") is a wire products manufacturer whose primary market is the construction industry. The Company produces welded wire fabric and prestressed concrete strand for concrete reinforcement, industrial wire, agricultural fencing, nails and wire reinforced building panels. Insteel sells its products nationwide from nine plants in the U.S. and a joint venture operation in Mexico.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. During the second quarter of 1995, the Company purchased the remaining 30% of its joint venture subsidiary, Insteel Construction Systems, Inc. (ICS). Following the stock purchase, ICS was merged into Insteel's wholly-owned subsidiary, Insteel Wire Products Company (IWP). The Company accounted for this transaction under the purchase method and allocated the entire purchase price as a reduction of the valuation allowance for deferred tax assets. Results prior to the ICS stock purchase reflect the 30% minority interest of Insteel's joint venture partner. All significant intercompany balances and transactions have been eliminated.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

         INVESTMENTS IN AFFILIATED COMPANIES. Investments in common stock of the Company's Mexican affiliate, Insteel Panel/MEX (IPM) are accounted for by the equity method.

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; land improvements, 5 - 15 years. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 1996 or 1995. Capitalized interest costs were $268 in 1994.

         OTHER ASSETS. Other assets consist principally of various intangible assets, long-term notes receivable and the cash surrender value of life insurance policies. Intangible assets are amortized on a straight-line basis over the expected periods to be benefited.

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

         EARNINGS PER SHARE. Earnings per share are based on the weighted average number of shares outstanding. Common equivalent shares did not have a dilutive effect in 1996, 1995 or 1994.

         RECLASSIFICATIONS. Certain reclassifications have been made in prior years' financial statements for consistent presentation.


(2) DEBT AND CREDIT FACILITIES

         Long-term debt, due dates and interest rates are as follows:

                                                                                      SEPTEMBER 30,
                                                                                -------------------------
                                                                                 1996              1995
                                                                                -------           -------
Senior secured notes; due dates through 2002 at 8.25%                           $13,000           $15,000

Revolving credit agreement; expires November 2000 at variable interest rate
  (6.06% at September 30, 1996)                                                  12,412               -

Industrial revenue refunding bonds; due dates through 2005 at 6.50% - 7.75%       2,800             3,080

Industrial development revenue refunding bonds; due dates through 1999 at
  variable interest rate (3.95% and 4.60% at September 30, 1996 and 1995)         2,380             2,720

Industrial revenue bonds; due dates through 2000 at variable interest rate
  (4.05% and 4.70% at September 30, 1996 and 1995)                                1,543             2,003

Mortgage note                                                                       600               600

Unsecured note payable; due dates through 1996 at 6.50%                             108               522

Unsecured note at variable interest rate (6.88% at September 30, 1995)              -                 936

Secured note at 7.30%                                                               -                 900

Secured note at 7.25%                                                               -                 886
                                                                                -------           -------

  Total long-term debt                                                           32,843            26,647

Less current maturities                                                           3,188             5,196
                                                                                -------           -------

  Long-term debt, excluding current maturities                                  $29,655           $21,451
                                                                                =======           =======

         In January 1996, the Company entered into a $35.0 million unsecured revolving credit facility with a commercial bank. The Company refinanced its annual lines of credit that had been classified as short-term debt under the facility in addition to a portion of its long-term debt. Under the revolving credit agreement, interest is payable at a variable rate based on LIBOR and the Company pays a commitment fee based on the unused portion of the facility. The interest spread over LIBOR and unused commitment fee are adjusted quarterly based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At September 30, 1996, approximately $22.6 million was available under the facility.

         The revolving credit facility and certain other debt agreements contain restrictive covenants which, among other restrictions, limit the amount of additional debt relative to total capitalization and EBITDA, require tangible net worth to be maintained at specified amounts and restrict the payment of dividends. At September 30, 1996, the Company was in compliance with all of the restrictive covenants. Property, plant and equipment with an aggregate carrying value of $36,231 is pledged as collateral under the Company's debt agreements.

         In management's opinion, the recorded amounts of the fixed rate obligations approximate their fair value at September 30, 1996 and 1995 based on borrowing rates then available to the Company.

         Aggregate maturities of long-term debt for the next five years are as follows: 1997, $3,188; 1998, $3,080; 1999, $3,080; 2000, $3,803; 2001, $14,412,
beyond, $5,280.

(3) SHAREHOLDERS' EQUITY

         Shares of common stock outstanding are as follows:

                                                     YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------------
                                             1996              1995             1994
                                             -----             -----            -----
Balance, beginning of year                   8,393             8,333            8,267

Stock options exercised                         42                60               66
                                             -----             -----            -----

  Balance, end of year                       8,435             8,393            8,333
                                             =====             =====            =====

         On August 15, 1995, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. The Board action did not specify either a time period or the price at which shares may be repurchased. As of September 30, 1996, no shares had been repurchased by the Company.


(4) STOCK OPTION PLANS

         The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of the grant. Options granted under the 1985 employee and 1990 director stock option plans vest over five years and expire five years from the date of the grant. By action of the Board of Directors on September 24, 1994, no further options may be granted under these plans. Options granted under the 1994 employee and director stock option plans vest over five years and expire ten years from the date of the grant.

         Stock options outstanding are as follows:


                                                                        YEAR ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------------------
                                                       1996                        1995                      1994
                                               ---------------------       -------------------       --------------------
                                               SHARES    PRICE RANGE       SHARES  PRICE RANGE       SHARES   PRICE RANGE
                                               ------    -----------       ------  -----------       ------   -----------
Balance, beginning of year                       409     $5.21-12.25         464   $5.21-12.25         337    $5.21-12.25

Additional options granted                        94      6.88- 7.13          95    7.50- 7.88         195     8.50-10.44

Options exercised                                (42)     5.21- 6.20        (100)   5.78- 6.96         (67)    5.78- 7.84

Options cancelled                                (15)     5.21-12.25         (50)   6.01-10.44          (1)    5.78- 7.84
                                               -----     -----------       -----   -----------       -----    -----------

  Balance, end of year                           446     $6.88-10.68         409   $5.21-12.25         464    $5.21-12.25

Shares reserved for future option grants         761                         855                       950
                                               -----                       -----                     -----

  Total shares reserved                        1,207                       1,264                     1,414
                                               =====                       =====                     =====

  Total shares exercisable                       250                         204                       231
                                               =====                       =====                     =====

(5) INCOME TAXES

         The provision (benefit) for income taxes consists of:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                            -----------------------------------
                                                             1996           1995          1994
                                                            ------         ------        ------
 CURRENT:

   Federal                                                  $  880         $1,219        $1,318

   State                                                       160            100           222
                                                            ------         ------        ------
                                                             1,040          1,319         1,540

 DEFERRED:

   Federal                                                   1,591         (1,385)          568

   State                                                      (305)           (11)           69
                                                            ------         ------        ------

                                                             1,286         (1,396)          637
                                                            ======         ======        ======

     Provision (benefit) for income taxes                   $2,326         $  (77)       $2,177
                                                            ======         ======        ======

         The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to the Company's earnings before taxes as a result of the following differences:

                                                                     YEAR ENDED SEPTEMBER 30,
                                                               ------------------------------------
                                                                1996            1995          1994
                                                               ------          ------        ------
 Provision for income taxes at statutory rate                  $2,233          $2,128        $2,023

 Change in the beginning-of-the-year balance of the
   valuation allowance for deferred tax assets allocated to
   the provision for income taxes                                 -            (2,368)          -

 State income taxes, net of federal income tax benefit            105              66           155

 Equity in losses of subsidiary not included in
   consolidated return                                            -               -             534

 Adjustments to deferred income taxes previously
   established                                                    -               -            (520)

 Other, net                                                       (12)             97           (15)
                                                               ------          ------        ------

   Provision (benefit) for income taxes                        $2,326          $  (77)       $2,177
                                                               ======          ======        ======

         Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

                                                                                               SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                     1996                       1995
                                                                                   -------                    -------
 DEFERRED TAX ASSETS:

 Net operating loss carryforwards                                                  $   -                      $ 2,242

 Accrued expenses or asset reserves for financial statements not
   yet deductible for tax purposes                                                   2,012                      1,814

 Alternative minimum tax credit carryforwards                                        1,455                        525
                                                                                   -------                    -------

   Gross deferred tax assets                                                         3,467                      4,581
                                                                                   -------                    -------

 DEFERRED TAX LIABILITIES:

 Plant and equipment principally due to differences in
   depreciation and capitalized interest                                            (8,119)                    (8,112)

 Other reserves                                                                       (875)                      (621)

 Prepaid expenses for financial statements that were deducted for
   tax purposes                                                                       (257)                      (346)
                                                                                   -------                    -------

   Gross deferred tax liabilities                                                   (9,251)                    (9,079)
                                                                                   -------                    -------

     Net deferred tax liability                                                    $(5,784)                   $(4,498)
                                                                                   =======                    =======

         During the second quarter of 1995, the Company purchased the remaining 30% of its joint venture subsidiary, ICS. Following the completion of the stock purchase, ICS was merged into Insteel's wholly-owned subsidiary, IWP. The valuation allowance was reduced $2,368 or $.28 per share with a corresponding reduction in the deferred provision for income taxes based on the expected utilization of the net operating loss carryforwards generated by ICS prior to the merger. The balance of the valuation allowance was reduced by the amount of the purchase price for the remaining 30% interest in ICS.

(6) EMPLOYEE BENEFIT PLANS

         RETIREMENT PLANS. Insteel has various defined benefit pension plans for eligible employees that provide benefits based primarily upon years of service and compensation levels. The Company's funding policy is to contribute amounts at least equal to those required by law. The funded status of these plans and amounts recognized in the Company's consolidated balance sheet are as follows:

                                                                                              SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                    1996                       1995
                                                                                   -------                    -------
 Actuarial present value of:

   Vested benefit obligation                                                       $ 8,949                    $ 8,631

   Nonvested benefit obligation                                                        676                        521
                                                                                   -------                    -------

     Accumulated benefit obligation                                                  9,625                      9,152
                                                                                   =======                    =======

 Projected benefit obligation                                                       11,604                     11,588

 Plan assets at fair market value                                                   10,789                     10,262
                                                                                   -------                    -------

   Projected benefit obligation in excess of plan assets                              (815)                    (1,326)

 Unrecognized net asset                                                               (265)                      (333)

 Unrecognized prior service cost                                                      (458)                      (490)

 Unrecognized net gain (loss)                                                         (361)                       437
                                                                                   -------                    -------

   Accrued pension liability included in accrued expenses                          $(1,899)                   $(1,712)
                                                                                   =======                    =======

         The weighted average discount rates and long-term rates for compensation increases used for estimating the benefit obligations and the expected return on plan assets are as follows:

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                         -------------------------------------------
                                                                         1996                1995               1994
                                                                         ----                ----               ----
 Assumptions at year-end:

   Discount rate                                                         7.5%                7.5%                7.0%

   Rate of increase in compensation levels                               5.0%                6.0%                6.0%

   Expected long-term rate of return on assets                           8.0%                8.0%                8.0%

         Pension expense includes the following components:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                      ----------------------------------------------
                                                                       1996                 1995                1994
                                                                      ------                ----                ----
 Service cost - benefits earned during the period                     $  608                $639                $698

 Interest cost on projected benefit obligation                           806                 793                 772

 Expected investment return on plan assets                            (1,028)               (662)               (757)

 Net amortization and deferral                                           136                 (60)                (81)
                                                                      ------                ----                ----

   Net pension expense                                                $  522                $710                $632
                                                                      ======                ====                ====

         Plan assets are primarily invested in publicly traded stocks and bonds, pooled equity funds, fixed income investment funds and insurance company guaranteed investment accounts. The plans hold 27 shares of Insteel common stock with a market value of $176 at September 30, 1996.

         MANAGEMENT SECURITY PROGRAM. Insteel has a management security program for certain employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is funded by life insurance policies on the participants purchased by the Company. Management security program expense was $87 in 1996, $74 in 1995 and $49 in 1994.


         PROFIT-SHARING AND INCENTIVE PLANS. Insteel has a profit-sharing plan covering substantially all of its employees. Under the plan, a profit pool of 10% of earnings before income taxes is paid to the Company's employees each year. Corporate officers and a portion of the Company's management participate in other incentive plans based upon the attainment of certain targeted levels for return on capital and key performance measurements. Profit-sharing and incentive plan expense was $1,074 in 1996, $958 in 1995 and $792 in 1994.

         ESOP. Insteel has an Employee Stock Ownership Plan (ESOP) covering substantially all of its employees. Under the plan, the Company can make voluntary cash contributions which are used to purchase shares of the Company's common stock on the open market. These shares are then allocated to eligible employees once a year. Company contributions to the ESOP were $85 in 1996, $85 in 1995 and $0 in 1994.

         VEBA. Insteel has a Voluntary Employee Beneficiary Association (VEBA). Under the plan, both employees and the Company may make contributions to pay for medical benefits. Company contributions to the VEBA were $727 in 1996, $685 in 1995 and $710 in 1994.


(7) COMMITMENTS

         The Company leases a portion of its property, plant and equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $1,084 in 1996, $1,159 in 1995 and $960 in 1994. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 1997, $908; 1998, $887; 1999, $393; 2000, $403; 2001, $424; beyond, $2,038.

         Commitments for the construction or purchase of property, plant and equipment approximate $11,256 at September 30, 1996.


(8) JOINT VENTURE

         In May 1992, the Company's ICS subsidiary entered into a joint venture agreement for the purpose of manufacturing and distributing wire reinforced building panels in Mexico. Notes receivable from the joint venture were $300 at September 30, 1996 and September 30, 1995. Notes receivable from the joint venture partner were $230 at September 30, 1996 and $238 at September 30, 1995. Trade accounts receivable from the joint venture were $606 at September 30, 1996 and $382 at September 30, 1995.


(9) RELATED PARTY TRANSACTIONS

         Construction services amounting to $1,434 in 1996 and $582 in 1995 were provided by a company whose chairman is a Company director.

(10) OTHER FINANCIAL DATA

Balance sheet information:

                                                                                     SEPTEMBER 30,
                                                                          --------------------------------
                                                                           1996                     1995
                                                                          -------                  -------
 Accounts receivable, net:

   Accounts receivable                                                    $34,427                  $31,910

   Less allowance for doubtful accounts                                      (555)                    (394)
                                                                          -------                  -------

     Total                                                                $33,872                  $31,516
                                                                          =======                  =======


 Inventories:

   Raw materials                                                          $15,911                  $24,025

   Supplies                                                                 2,099                    2,127

   Work in process                                                          1,426                    1,372

   Finished goods                                                          12,409                   13,042
                                                                          -------                  -------

     Total                                                                $31,845                  $40,566
                                                                          =======                  =======


 Property, plant and equipment, net:

   Land and land improvements                                             $ 5,086                  $ 4,758

   Buildings                                                               30,091                   28,414

   Machinery and equipment                                                 81,204                   74,051

   Construction in progress                                                 6,331                    1,979
                                                                          -------                  -------
                                                                          122,712                  109,202

   Less accumulated depreciation                                          (51,640)                 (44,102)
                                                                          -------                  -------

     Total                                                                $71,072                  $65,100
                                                                          =======                  =======

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                       ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                (IN THOUSANDS)



                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------------
                                                                        1996                1995                1994
                                                                        ----                ----                ----
 Balance, beginning of year                                             $394                $256                $366

 Additions charged to earnings                                           385                 148                 308

 Accounts written off                                                   (224)                (10)               (418)
                                                                        ----                ----                ----

 Balance, end of year                                                   $555                $394                $256
                                                                        ====                ====                ====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Insteel Industries, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The accompanying 1995 and 1994 financial statements of Insteel Industries, Inc. and subsidiaries were audited by other auditors whose reports dated October 24, 1995, and October 28, 1994, respectively, expressed unqualified opinions on those financial statements. The report of the other auditors on the 1994 financial statements included an explanatory paragraph describing the change in the method of accounting for income taxes discussed in
Note 1 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
October 18, 1996.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Insteel Industries, Inc. and subsidiaries as of September 30, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement Schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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



KPMG PEAT MARWICK LLP

Charlotte, North Carolina
October 24, 1995

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Insteel Industries, Inc.
Mount Airy, North Carolina

We have audited the accompanying consolidated statements of earnings, shareholders' equity, and cash flows of Insteel Industries, Inc. (the "Company") and subsidiaries for the year ended September 30, 1994, and the additional financial statement schedule listed at Item 14(a)(2) for the year ended September 30, 1994. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Insteel Industries, Inc. and subsidiaries for the year ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes effective October 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.



DELOITTE & TOUCHE LLP

Charlotte, North Carolina
October 28, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required for this item has been reported by means of a Current Report on Form 8-K, dated September 13, 1996.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to directors and nominees appears under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated by reference.

         Information on executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required for this item appears under the captions "Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required for this item appears under the captions "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this item appears under the captions "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Transactions With Management and Others" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) FINANCIAL STATEMENTS

         The financial statements as set forth under Item 8 are filed as part of this report.

         (a)(2) FINANCIAL STATEMENT SCHEDULES

         Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 24 of this report.

         All other schedules have been omitted because they are either not required or not applicable.

         (b) REPORTS ON FORM 8-K

         During the quarter ended September 30, 1996, the Company filed one Current Report on Form 8-K, dated September 13, 1996, reporting under Item 4 thereof a change in the Company's principal accountants.

         (c) EXHIBITS
         See exhibit index on page 31.

         (d) FINANCIAL STATEMENT SCHEDULES
         See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INSTEEL INDUSTRIES, INC.

Dated:  December 9, 1996                By:  H. O. WOLTZ III
                                             -----------------------
                                             H. O. WOLTZ III
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 9, 1996 below by the following persons on behalf of the registrant and in the capacities indicated:

   Name and Signature                                                 Position(s)
--------------------------                 ---------------------------------------------------------------
HOWARD O. WOLTZ, JR.                       Chairman of the Board
--------------------
HOWARD O. WOLTZ, JR.

H. O. WOLTZ III                            President, Chief Executive Officer and a Director
--------------------
H. O. WOLTZ III

JOSEPH D. NOELL, III                       Director
--------------------
JOSEPH D. NOELL, III

MICHAEL C. GAZMARIAN                       Chief Financial Officer and Treasurer (Principal
--------------------                       Financial and Accounting Officer)
MICHAEL C. GAZMARIAN

THOMAS J. CUMBY                            Director
--------------------
THOMAS J. CUMBY

LOUIS E. HANNEN                            Director
--------------------
LOUIS E. HANNEN

FRANCES H. JOHNSON                         Director
--------------------
FRANCES H. JOHNSON

CHARLES B. NEWSOME                         Director
--------------------
CHARLES B. NEWSOME

W. ALLEN ROGERS, II                        Director
--------------------
W. ALLEN ROGERS, II

C. RICHARD VAUGHN                          Director
--------------------
C. RICHARD VAUGHN

JOHN E. WOLTZ                              Director
--------------------
JOHN E. WOLTZ

                                EXHIBIT INDEX
                                      TO
         ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR
                        YEAR ENDED SEPTEMBER 30, 1996

EXHIBIT
NUMBER                                                     DESCRIPTION
-------                                                    -----------
3-                    ARTICLES OF INCORPORATION AND BYLAWS
            3.1       Restated articles of incorporation of the registrant, as amended (Incorporated by reference to
                      Exhibit 3.1 to the Company's Current Report on Form 8-K, dated May 3, 1988).

            3.2       Bylaws of the registrant (as last amended February 5, 1991) (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1991).

4-                    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
            4.2       Articles IV and VI of the registrant's restated articles of incorporation, which are incorporated herein by reference to Exhibit 3.1.

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

           +4.19      Purchase Contract dated June 27, 1989, among the Issuer, the Company and Seaboard Corporation
                      ("Purchaser") pursuant to which the Purchaser agreed to purchase the Bonds issued by the Issuer.

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

EXHIBIT
NUMBER                                                     DESCRIPTION
-------
           #4.25      Refunding Agreement between Industrial Development Authority of the City of Fredericksburg,
                      Virginia ("Issuer") and Insteel Industries, Inc., and Rappahannock Wire Company (since renamed
                      Insteel Wire Products Company) (together, the "Companies"), dated as of September 1, 1990, pursuant to which the Issuer agreed to loan the proceeds from its $4,205,000 Industrial
                      Development First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire
                      Company Project) Series of 1990 to the Companies and the Companies agreed to repay such loan to the Issuer.

          **4.35      Note Agreement (including form of Note, appendices and exhibits) between Insteel Industries,
                      Inc. and Jefferson-Pilot Life Insurance Company, dated as of April 15, 1993, relating to
                      $15,000,000 principal amount of 8.25% Senior Secured Notes due October 15, 2002.

          **4.36      Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement, dated as of
                      April 15, 1993, relating to the 8.25% Senior Secured Notes issued pursuant to Exhibit 4.35.

          **4.37      Guaranty Agreement, dated as of April 15, 1993, relating to the 8.25% Senior Secured Notes issued pursuant to Exhibit 4.35.

            4.41      Amended and Restated Credit Agreement between First Union National Bank of North Carolina and
                      Insteel Industries, Inc. dated January 26, 1996 providing for a $35,000,000 revolving line of credit and a $17,500,000 letter of credit and banker's acceptance facility including Amended and Restated Revolving Credit Note.

                      UNDERTAKING:  The Company agrees to file upon request of the Commission any instrument with respect to long-term debt not registered for which the total amount authorized does not exceed
                      10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10-                   MATERIAL CONTRACTS
          #10.4       1985 Insteel Industries, Inc. Employee Incentive Stock Option Plan (amended February 6, 1990).

          +10.5       Employee Stock Ownership Plan of Insteel Industries, Inc., including Employee Stock Ownership
                      Plan Trust Agreement.

           10.6       1990 Director Stock Option Plan of Insteel Industries, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1991).

         **10.7       Profit Sharing Plan of Insteel Wire Products Company.

         **10.8       Profit Sharing Plan of Insteel Industries, Inc.

         ++10.9       1994 Employee Stock Option Plan of Insteel Industries, Inc.

         ++10.10      1994 Director Stock Option Plan of Insteel Industries, Inc.

           10.11      Nonqualified Stock Option Plan (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1995).

           10.20      Retirement Savings Plan of Insteel Industries, Inc.

21-                   List of Subsidiaries of Insteel Industries, Inc., at September 30, 1996.

23-                   Consents of Experts and Counsel:  Independent Auditors' Consent.

           23.1       Consent of Arthur Andersen LLP

           23.2       Consent of KPMG Peat Marwick LLP

           23.3       Consent of Deloitte & Touche LLP

27-                   Financial Data Schedule

*                     Incorporated by reference to the exhibit of the same number contained in the Company's
                      Annual Report on Form 10-K for the year ended September 30, 1988.

+                     Incorporated by reference to the exhibit of the same number contained in the Company's
                      Annual Report on Form 10-K for the year ended September 30, 1989.

EXHIBIT
NUMBER                                                     DESCRIPTION
-------
#                     Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1990.

**                    Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1993.

++                    Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1994.