Form 10-Q
period 1996-12-31
INSTEEL INDUSTRIES INC
filed 1997-01-29
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

              Yes [X]                                   No [  ]

     The number of shares outstanding of the registrant's common stock as of January 28, 1997 was 8,436,597.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                            (Unaudited)
                                            December 31,  September 30,
                                                1996          1996
                                            ------------  -------------
Assets

Current assets:

  Cash and cash equivalents                     $    425     $  1,423

  Accounts receivable, net                        23,554       33,872

  Inventories                                     37,842       31,845

  Prepaid expenses and other                       1,178        1,693
                                                --------     --------
    Total current assets                          62,999       68,833

Property, plant and equipment, net                74,270       71,072

Other assets                                       5,582        5,758
                                                --------     --------
    Total assets                                $142,851     $145,663
                                                ========     ========

Liabilities and Shareholders' Equity

Current liabilities:

  Accounts payable                              $ 24,879     $ 23,841

  Accrued expenses                                 5,688        8,156


  Current portion of long-term debt                3,080        3,188
                                                --------     --------
    Total current liabilities                     33,647       35,185

Long-term debt                                    29,244       29,655

Deferred income taxes                              6,295        6,410

Other liabilities                                    753          736

Shareholders' equity:

   Common stock                                   16,871       16,871

   Additional paid-in capital                     38,192       38,192

   Retained earnings                              17,849       18,614
                                                --------     --------
    Total shareholders' equity                    72,912       73,677
                                                --------     --------
    Total liabilities and shareholders' equity  $142,851     $145,663
                                                ========     ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                  (Unaudited)




                                             Three Months Ended December 31,
                                             -------------------------------
                                                  1996             1995
                                             ------------     --------------
Net sales                                        $58,802          $57,505

Cost of sales                                     55,440           54,719
                                                 -------           ------
  Gross profit                                     3,362            2,786

Selling, general and administrative expense        3,320            3,039
                                                 -------           ------
  Operating income (loss)                             42             (253)

Interest expense                                     444              608

Other expense (income)                                 3               (8)
                                                 -------           ------
  Loss before income taxes                          (405)            (853)

Benefit for income taxes                            (147)            (302)
                                                 -------           ------
  Net loss                                       $  (258)          $ (551)
                                                 =======           ======


Weighted average shares outstanding                8,435            8,393
                                                 =======           ======


Net loss per share                               $  (.03)          $ (.07)
                                                 =======           ======
Dividends paid per share                         $   .06           $  .06
                                                 =======           ======

                            INSTEEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                     Three Months Ended December 31,
                                                    --------------------------------
                                                          1996              1995
                                                    ----------------  --------------
Cash Flows From Operating Activities:

  Net loss                                            $  (258)            $  (551)

  Adjustments to reconcile net loss to net cash

    provided by operating activities:

    Depreciation and amortization                       2,252               2,066

    Accounts receivable, net                           10,285               6,350

    Inventories                                        (5,997)              4,981

    Accounts payable and accrued expenses              (1,430)             (7,092)

    Other changes                                         419                 337
                                                      -------             -------
      Total adjustments                                 5,529               6,642
                                                      -------             -------
      Net cash provided by operating activities         5,271               6,091
                                                      -------             -------

Cash Flows From Investing Activities:

  Capital expenditures                                 (5,319)             (2,568)

  Proceeds on notes receivable                             58                  21
                                                      -------             -------
      Net cash used for investing activities           (5,261)             (2,547)
                                                      -------             -------

Cash Flows From Financing Activities:

  Net decrease in short-term debt                           -              (1,059)

  Proceeds from long-term debt                         26,196                  20

  Principal payments on long-term debt                (26,698)             (1,830)

  Dividends paid                                         (506)               (503)
                                                      -------             -------
      Net cash used for financing activities           (1,008)             (3,372)
                                                      -------             -------

Net increase (decrease) in cash                          (998)                172

Cash and cash equivalents at beginning of period        1,423                 263
                                                      -------             -------
Cash and cash equivalents at end of period            $   425             $   435
                                                      =======             =======

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the quarter for:

    Interest                                          $   821             $ 1,026

    Income taxes                                      $   388             $    88

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Amounts in thousands, except per share data)


(1) BASIS OF PRESENTATION

     The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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


(2) INVENTORIES


                                 December 31,        September 30,
                                     1996                1995
                                 ------------        -------------
          Raw materials             $18,478             $15,911
          Supplies                    2,197               2,099
          Work in process             1,424               1,426
          Finished goods             15,743              12,409
                                    -------             -------
            Total inventories       $37,842             $31,845
                                    =======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Statements of Earnings - Selected Data
     ($ In Thousands)

                                               Three Months Ended December 31,
                                             ----------------------------------
                                                1996      Change       1995
                                             -----------  ------    -----------
     Net sales                                 $58,802       2%       $57,505

     Gross profit                              $ 3,362      21%       $ 2,786
       Percentage of net sales                     5.7%                   4.8%

     Selling, general and administrative
       expense                                 $ 3,320       9%       $ 3,039
       Percentage of net sales                     5.6%                   5.3%

     Operating income (loss)                   $    42     N/M        $  (253)
       Percentage of net sales                     0.1%                  (0.4%)

     Interest expense                          $   444     (27%)      $   608
       Percentage of net sales                     0.8%                   1.1%

     Loss before income taxes                  $  (405)    (53%)      $  (853)
       Percentage of net sales                    (0.7%)                 (1.5%)

     Effective income tax rate                    36.3%                  35.4%

     Net sales increased to $58.8 million for the first quarter, a 2% increase over a year ago. Total wire product shipments rose 3% for the quarter primarily due to increases in industrial wire and nails. Sales from the Company's new businesses, PC strand and collated fasteners, also contributed to the year-to-year increase. In October 1996, the expansion of the PC strand operation was completed with the start-up of a second production line. Operating levels at the collated fastener facility continued to increase with the addition of new equipment. Average selling prices of wire products declined 1% compared with the same period last year. Sales of the Insteel 3-D(R) building panel decreased 32% compared with a year ago.

     Gross profit increased 21% for the quarter compared with the prior year, rising as a percentage of sales to 5.7% from 4.8%. Operating expenses were negatively impacted by the transfer of equipment and industrial wire capacity from the Virginia facility to other Insteel locations. Maintenance and process improvements completed during plant shutdowns related to the usual seasonal downturn in shipments also drove operating costs higher.

     Selling, general and administrative expense increased 9% for the quarter, rising to 5.6% of sales compared with 5.3% in the year-earlier period. The primary factor driving the increase was expenditures related to the upgrade of the Company's management information systems.

     Interest expense decreased 27% for the first quarter compared with the year-earlier period primarily due to lower average debt levels together with a decrease in the Company's average borrowing rates.

     The Company's effective income tax rate for the first quarter was 36.3% compared with 35.4% in the prior year period. The increase in the fiscal 1997 rate is primarily due to a higher estimated state income tax rate.

Financial Condition


     Selected Financial Data
     ($ In Thousands)
                                                Three Months Ended December 31,
                                                -------------------------------
                                                   1996                1995
                                                ----------          ----------
     Net cash provided by operating activities   $  5,271            $  6,091

     Net cash used for investing activities      $ (5,261)           $ (2,547)

     Net cash used for financing activities      $ (1,008)           $ (3,372)

     EBITDA(1)                                   $  2,291            $  1,821

     Working capital                             $ 29,352            $ 22,675

     Total debt                                  $ 32,324            $ 32,023
       Percentage of total capital                     31%                 31%

     Shareholders'equity                         $ 72,912            $ 70,157
       Percentage of total capital                     69%                 69%

     Total capital                               $105,236            $102,180

     (1) Earnings before interest, taxes, depreciation and amortization.

     Operating activities generated $5.3 million of cash in the first quarter compared with $6.1 million in the same period last year. The primary factor driving the year-to-year decrease was the reduction in excess inventories during the year-ago period compared with the usual seasonal increase that occurred in the current quarter. EBITDA rose to $2.3 million compared with $1.8 million a year ago.

     Investing activities consumed $5.3 million in the quarter compared with $2.5 million in the prior year period as a result of higher capital expenditures primarily related to the tire bead wire project. Construction is underway on the reconfiguration and expansion of the Company's Virginia plant into a world-class tire bead wire manufacturing facility. Total expenditures for the project are currently expected to approximate $16.0 million with the largest portion occuring during the next two quarters.

     Financing activities used $1.0 million in the quarter compared with $3.4 million in the year-ago period. In January 1996, the annual lines of credit that provided total availability of $20.0 million were replaced by a $35.0 million unsecured revolving credit facility that will expire in November 2000. As a result, the short-term debt balance outstanding was refinanced under the revolver and is now reflected as a long-term liability.

     Insteel's financial position continues to be strong. The Company's total debt to capital ratio at December 31, 1996 remained at 31%, the same level as a year ago. At December 31, 1996, approximately $21.6 million was available under the $35.0 million revolving credit facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

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

     Insteel's business strategy continues to be focused on further expansion into higher value-added products that offer superior returns relative to the Company's traditional businesses. In January 1994, the Company entered the PC strand business with the start-up of a new manufacturing facility. The operation was expanded in October 1996 with the addition of a second production line. In March 1996, the Company entered the collated fastener business with the start-up of a new manufacturing facility. The Company has also announced plans to enter the tire reinforcement business, with production of tire bead wire scheduled to begin during the third quarter of fiscal 1997.

     Operating volumes at Insteel Construction Systems have remained substantially below break-even level. The Company expects to make a decision regarding the continuation of this division during the second quarter of fiscal 1997.


                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-k

        a. Exhibits:

             27.1 Financial Data Schedule (for SEC use only)

        b. Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INSTEEL INDUSTRIES, INC.
                                                 Registrant




Date: January 28, 1997                    By     /s/ H.O. Woltz III
                                                 ------------------------------
                                                 H. O. Woltz III
                                                 President and Chief Executive
                                                 Officer


Date: January 28, 1997                    By     /s/ Michael C. Gazmarian
                                                 ------------------------------
                                                 Michael C. Gazmarian
                                                 Chief Financial Officer and
                                                 Treasurer