Form 10-Q
period 1997-03-31
INSTEEL INDUSTRIES INC
filed 1997-05-09
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

        Registrant's telephone number, including area code: 910-786-2141

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]                        No [ ]

         The number of shares outstanding of the registrant's common stock as of May 7, 1997 was 8,436,597.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)



                                                                      MARCH 31,   SEPTEMBER 30,
                                                                        1997          1996
                                                                      --------     --------
ASSETS
Current assets:
    Cash and cash equivalents                                         $    457     $  1,423
    Accounts receivable, net                                            29,836       32,981
    Inventories                                                         40,243       31,705
    Prepaid expenses and other                                             913        1,653
    Net assets of discontinued operations                                1,943        5,846
                                                                      --------     --------
        Total current assets                                            73,392       73,608
Property, plant and equipment, net                                      77,285       67,558
Other assets                                                             4,775        4,956
                                                                      --------     --------
        Total assets                                                  $155,452     $146,122
                                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $ 27,455     $ 23,770
    Accrued expenses                                                     6,928        9,161
    Current portion of long-term debt                                    3,080        3,188
                                                                      --------     --------
        Total current liabilities                                       37,463       36,119
Long-term debt                                                          40,856       29,655
Deferred income taxes                                                    5,893        5,935
Other liabilities                                                          769          736
Shareholders' equity:
    Common stock                                                        16,871       16,871
    Additional paid-in capital                                          38,192       38,192
    Retained earnings                                                   15,408       18,614
                                                                      --------     --------
        Total shareholders' equity                                      70,471       73,677
                                                                      --------     --------
        Total liabilities and shareholders' equity                    $155,452     $146,122
                                                                      ========     ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                  (Unaudited)



                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             MARCH 31,                    MARCH 31,
                                                                      ----------------------      ------------------------
                                                                        1997          1996          1997            1996
                                                                      --------      --------      ---------      ---------
Net sales                                                             $ 65,250      $ 63,040      $ 123,676      $ 120,046
Cost of sales                                                           60,607        58,066        115,623        112,326
                                                                      --------      --------      ---------      ---------
    Gross profit                                                         4,643         4,974          8,053          7,720
Selling, general and administrative expense                              3,167         2,985          6,123          5,704
                                                                      --------      --------      ---------      ---------
    Operating income                                                     1,476         1,989          1,930          2,016
Interest expense                                                           432           526            836          1,054
Other expense                                                               10           177              8            184
                                                                      --------      --------      ---------      ---------
    Earnings from continuing operations
        before income taxes                                              1,034         1,286          1,086            778
Provision for income taxes                                                 376           454            394            275
                                                                      --------      --------      ---------      ---------
    Earnings from continuing operations                                    658           832            692            503
Discontinued operations:
    Loss from operations of Insteel Construction
        Systems net of income tax benefits of $229,
        $95, $395 and $218                                                (401)         (176)          (693)          (398)
    Loss on disposal of Insteel Construction
        Systems, including provision of $400 for
        operating losses during phase-out period
        (net of income tax benefit of $1,245)                           (2,184)           --         (2,184)            --
                                                                      --------      --------      ---------      ---------
            Loss from discontinued operations                           (2,585)         (176)        (2,877)          (398)
                                                                      --------      --------      ---------      ---------

                Net earnings (loss)                                   $ (1,927)     $    656      $(  2,185)     $     105
                                                                      ========      ========      =========      =========

Weighted average shares outstanding                                      8,436         8,415          8,436          8,404
                                                                      ========      ========      =========      =========

Per share:
    Earnings from continuing operations                               $   0.08      $   0.10      $    0.08      $    0.06
    Loss from discontinued operations                                    (0.31)        (0.02)         (0.34)         (0.05)
                                                                      ========      ========      =========      =========
        Net earnings (loss)                                           $  (0.23)     $   0.08      $   (0.26)     $    0.01
                                                                      ========      ========      =========      =========

    Dividends paid                                                    $   0.06      $   0.06      $    0.12      $    0.12
                                                                      ========      ========      =========      =========

                            INSTEEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                               SIX MONTHS ENDED MARCH 31,
                                                                                ----------------------
                                                                                  1997           1996
                                                                                --------      --------
OPERATING ACTIVITIES:
    Net earnings from continuing operations                                     $    692      $    503
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                          4,339         3,947
            Accounts receivable, net                                               3,097           342
            Inventories                                                           (8,538)        4,834
            Accounts payable and accrued expenses                                  1,452        (2,155)
            Other changes                                                            669           986
                                                                                --------      --------
                Total adjustments                                                  1,019         7,954
                                                                                --------      --------
                Net cash provided by operating activities                          1,711         8,457
                                                                                --------      --------

DISCONTINUED OPERATING ACTIVITIES:
                Net cash provided by discontinued operating activities             1,026           438

INVESTING ACTIVITIES:
    Capital expenditures                                                         (13,886)       (5,275)
    Proceeds (payments) on notes receivable                                           78          (253)
                                                                                --------      --------
                Net cash used for investing activities                           (13,808)       (5,528)
                                                                                --------      --------

FINANCING ACTIVITIES:
    Net decrease in short-term debt                                                   --        (8,260)
    Proceeds from long-term debt                                                  56,225        26,374
    Principal payments on long-term debt                                         (45,099)      (20,475)
    Proceeds from stock options                                                        0           148
    Dividends paid                                                                (1,021)       (1,009)
                                                                                --------      --------
                Net cash provided by (used for) financing activities              10,105        (3,222)
                                                                                --------      --------

Net increase (decrease) in cash                                                     (966)          145
Cash and cash equivalents at beginning of period                                   1,423           263
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $    457      $    408
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                $  1,131      $  1,302
        Income taxes                                                                 419           131

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

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

     These unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results for the interim periods are not necessarily indicative of the results for the entire fiscal year.

(2) INVENTORIES


                                                       MARCH 31, SEPTEMBER 30,
                                                         1997        1996
                                                       -------     -------
                    Raw materials                      $19,411     $15,797
                    Supplies                             2,151       2,099
                    Work in process                      1,635       1,426
                    Finished goods                      17,046      12,383
                                                       -------     -------
                        Total inventories              $40,243     $31,705
                                                       =======     =======




(3) DISCONTINUED OPERATIONS

         On March 27, 1997, the Company adopted a plan to sell its Insteel Construction Systems division (ICS). ICS manufactures and markets the Insteel 3-D(R) building panel. The Company anticipates that the business will be disposed of before the end of its current fiscal year ending September 30, 1997. ICS has been classified as a discontinued operation in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30.

         The operating results of the discontinued ICS division are as follows:


                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         MARCH 31,               MARCH 31,
                                                     ------------------------------------------
                                                      1997       1996        1997         1996
                                                     -----      -----      -------      -------
Net sales                                            $ 205      $ 724      $   580      $ 1,223
Cost of sales                                          320        654          743        1,113
                                                     -----      -----      -------      -------
    Gross profit (loss)                               (115)        70         (163)         110
Selling, general and administrative expense            356        330          720          650
                                                     -----      -----      -------      -------
    Operating loss                                    (471)      (260)        (883)        (540)
Interest expense                                        41         85           82          165
Other expense (income)                                 118        (74)         123          (89)
                                                     -----      -----      -------      -------
    Loss from operations of Insteel Construction
        Systems before income taxes                   (630)      (271)      (1,088)        (616)
Benefit for income taxes                              (229)       (95)        (395)        (218)
                                                     -----      -----      -------      -------
    Loss from operations of Insteel Construction
        Systems                                      $(401)     $(176)     $  (693)     $  (398)
                                                     =====      =====      =======      =======

         During the quarter ended March 31, 1997, the Company recorded a provision of $2,184 for the estimated loss on disposal of ICS (net of a $1,245 tax benefit) which included a $400 provision for anticipated operating losses prior to disposal.

         The net assets of the discontinued ICS division were valued at the lower of cost or net realizable value. The components of the net assets are as follows:



                                                   MARCH 31,  SEPTEMBER 30,
                                                     1997         1996
                                                   -------      -------
Accounts receivable, net                           $   100      $   891
Inventories                                              0          140
Prepaid expenses and other                              32           40
Property, plant and equipment, net                   1,960        3,514
Other assets                                             0          802
                                                   -------      -------
    Total assets                                     2,092        5,387
                                                   -------      -------
Accounts payable                                        49           71
Accrued expenses                                      (759)      (1,005)
Deferred income taxes                                  859          475
                                                   -------      -------
    Total liabilities                                  149         (459)
                                                   -------      -------
         Net assets of discontinued operations     $ 1,943      $ 5,846
                                                   =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)


                                                      THREE MONTHS ENDED MARCH 31,                   SIX MONTHS ENDED MARCH 31,
                                                 -------------------------------------       --------------------------------------
                                                    1997          CHANGE        1996            1997            CHANGE       1996
                                                 ----------       ------     ---------       ----------         ------   ----------

Net sales                                        $   65,250           4%     $  63,040       $  123,676           3%     $  120,046
Gross profit                                          4,643          (7)%        4,974            8,053           4%          7,720
    Percentage of net sales                             7.1%                       7.9%             6.5%                        6.4%
Selling, general and administrative expense      $    3,167           6%     $   2,985       $    6,123           7%     $    5,704
    Percentage of net sales                             4.8%                       4.7%             4.9%                        4.8%
Operating income                                 $    1,476         (26)%    $   1,989       $    1,930          (4)%    $    2,016
    Percentage of net sales                             2.3%                       3.2%             1.6%                        1.7%
Interest expense                                 $      432         (18)%    $     526       $      836         (21)%    $    1,054
    Percentage of net sales                             0.7%                       0.8%             0.7%                        0.9%
Effective income tax rate                              36.3%                      35.4%            36.3%                       35.4%
Earnings from continuing operations              $      658         (21)%    $     832       $      692          38%     $      503
    Percentage of net sales                             1.0%                       1.3%             0.6%                        0.4%

         Insteel's net sales rose to $65.3 million for the second quarter, a 4% increase over the year-ago period. For the first six months, net sales increased 3% over the prior year to $123.7 million. Wire product shipments rose 3% for the second quarter and first six months compared with the year-ago periods. Average selling prices increased 1% for the second quarter and were flat for the first six months relative to the prior year. The increase in second quarter sales was driven by improvements in the Company's new businesses, PC strand and collated nails, together with higher shipments of welded wire mesh products. These same factors, together with higher bulk nail sales, were responsible for the sales increase for the first six months. Sales of agricultural fencing products continued to be weak due to soft market conditions and Mexican import competition.

         Gross profit for the second quarter decreased 7% compared with the prior year, declining as a percentage of sales to 7.1% from 7.9%. For the first six months, gross profit rose 4%, increasing as a percentage of sales to 6.5% compared with 6.4% in the year-ago period. Expenses were negatively impacted by preoperating costs related to the Virginia tire bead wire expansion together with the related transfer of equipment and industrial wire capacity to other Insteel locations. Gross margins benefited from a widening in the spread between selling values and raw material costs relative to year-ago levels.

         Selling, general and administrative expense (SG&A expense) increased 6% for the second quarter, rising to 4.8% of sales from 4.7% in the prior year period. For the first six months, SG&A expense rose 7%, increasing to 4.9% of sales compared with 4.8% a year ago. The increase in SG&A expense was driven by expenditures related to the upgrade of the Company's management information systems.

         Interest expense declined 18% for the second quarter and 21% for the first six months compared with the year-ago periods as a result of capitalized interest related to the tire bead wire expansion together with a decrease in the Company's average borrowing rates.

         The Company's effective income tax rate for the second quarter and first six months increased to 36.3% compared with 35.4% in the prior year periods as a result of a higher estimated state income tax rate.

         Earnings from continuing operations decreased 21% in the second quarter, declining as a percentage of sales to 1.0% from 1.3% in the prior year. For the first six months, earnings from continuing operations rose 38% to 0.6% of sales compared with 0.4% a year ago.

         The second quarter and six-month results reflect losses of $2.6 million and $2.9 million, respectively, for the anticipated disposal of the Company's Insteel Construction Systems division (ICS) and the reclassification of the segment as discontinued operations. ICS manufactures and markets the Insteel 3-D(R) building panel.

FINANCIAL CONDITION

                            SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                        SIX MONTHS ENDED MARCH 31,
                                                                       --------------------------
                                                                         1997               1996
                                                                       ---------        ---------
Net cash provided by operating activities                              $   1,711        $   8,457
Net cash used for investing activities                                   (13,808)          (5,528)
Net cash provided by (used for) financing activities                      10,105           (3,222)
Long-term debt                                                            40,856           29,786
    Percentage of total capital                                               37%              30%
Shareholders' equity                                                   $  70,471        $  70,455
    Percentage of total capital                                               63%              70%
Total capital (long-term debt + shareholders' equity)                  $ 111,327        $ 100,241


         Operating activities generated $1.7 million of cash during the first six months compared with $8.5 million in the same period last year. The primary factor driving the decrease was a reduction in excess inventories during the year-ago period compared with the typical seasonal increase that occurred in the current year. Cash generated by accounts receivable increased during the current year as a result of a reduction in the average days sales outstanding.

         Investing activities consumed $13.8 million during the first six months compared with $5.5 million in the same period last year as a result of higher capital expenditures primarily related to the tire bead wire expansion. The remainder of the expenditures for the $17.0 million expansion will occur during the third fiscal quarter.

         Financing activities provided $10.1 million during the first six months primarily to fund the outlays for the tire bead wire expansion. In the prior year period, financing activities used $3.2 million of cash.

         Insteel's financial position remains strong. The Company's long-term debt to capital ratio increased to 37% at March 31, 1997 compared with 30% a year ago primarily as a result of the capital expenditures related to the tire bead wire expansion. In January 1996, the Company entered into a $35.0 million unsecured revolving credit facility that will expire in November 2000, replacing the annual lines of credit that provided total availability of $20.0 million. As a result, the short-term debt balance outstanding was refinanced under the revolver and is now reflected as a long-term liability. At March 31, 1997, approximately $9.7 million was available under the facility. In April 1997, the revolving credit facility was amended, increasing the Company's availability from $35.0 million to $50.0 million. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

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

         Wire rod market conditions also have a significant impact on the Company's operating results. Hot rolled steel rod is the Company's primary raw material and constitutes the largest component of manufacturing costs. Realized selling values for the Company's products cannot always be adjusted in the short-term to recover cost increases in steel rod, but generally tend to reflect changes in these prices over the long-run. Domestic wire rod market conditions have tightened recently due to production outages at some of the major manufacturers together with the filing of anti-dumping charges against certain countries exporting into the U.S.. Recently announced expansions in domestic wire rod capacity should increase supplier competition and favorably impact quality and availability once the additional capacity is operational.

         Insteel's business strategy continues to be focused on further expansion into higher value-added products that offer the potential for superior returns relative to the Company's traditional businesses. In January 1994, the Company entered the PC strand business with the start-up of a new manufacturing facility. The operation was expanded in October 1996 with the addition of a second production line. In March 1996, the Company entered the collated fastener business with the start-up of a new manufacturing facility. The Company is preceding with plans to enter the tire reinforcement business. Limited production of tire bead wire began in April 1997 with the first significant revenues anticipated in the fourth quarter of fiscal 1997.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1997 Annual Meeting of Shareholders on February 4, 1997. The only item on the agenda was the election of three directors for terms ending in 2000 as follows:

                                                                           Votes
                                                            ------------------------------------
                                                                 For               Withheld
                                                            --------------      ----------------
                            H.O. Woltz III                    7,837,069             42,078
                            Frances H. Johnson                7,836,699             42,448
                            Charles B. Newsome                7,837,016             42,131


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

                  27.1 Financial Data Schedule

         b. Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INSTEEL INDUSTRIES, INC.
                                                 Registrant



Date: May 8, 1997                         By     /s/ H.O. Woltz III
                                                 -------------------------
                                                 H.O. Woltz III
                                                 President and Chief
                                                 Executive Officer


Date: May 8, 1997                         By     /s/ Michael C. Gazmarian
                                                 -------------------------
                                                 Michael C. Gazmarian
                                                 Chief Financial Officer
                                                 and Treasurer