Form 10-Q
period 1997-06-30
INSTEEL INDUSTRIES INC
filed 1997-08-13
CIK 764401

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 1-9929



                           INSTEEL INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                    NORTH CAROLINA                           56-0674867
--------------------------------------------------------------------------------
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)              Identification No.)


     1373 BOGGS DRIVE, MOUNT AIRY, NORTH CAROLINA              27030
--------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


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

                           Yes [X]           No [ ]

         The number of shares outstanding of the registrant's common stock as of August 11, 1997 was 8,436,597.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                          June 30,    September 30,
                                                           1997           1996
                                                         --------       --------
Assets
Current assets:
    Cash and cash equivalents                            $     63       $  1,423
    Accounts receivable, net                               30,827         32,981
    Inventories                                            44,460         31,705
    Prepaid expenses and other                              1,151          1,653
    Net assets of discontinued operations                       0          5,846
                                                         --------       --------
        Total current assets                               76,501         73,608
Property, plant and equipment, net                         83,872         67,558
Other assets                                                6,642          4,956
                                                         --------       --------
        Total assets                                     $167,015       $146,122
                                                         ========       ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                     $ 31,277       $ 23,770
    Accrued expenses                                        6,364          9,161
    Current portion of long-term debt                       2,620          3,188
                                                         --------       --------
        Total current liabilities                          40,261         36,119
Long-term debt                                             48,262         29,655
Deferred income taxes                                       6,403          5,935
Other liabilities                                             949            736
Shareholders' equity:
    Common stock                                           16,871         16,871
    Additional paid-in capital                             38,192         38,192
    Retained earnings                                      16,077         18,614
                                                         --------       --------
        Total shareholders' equity                         71,140         73,677
                                                         --------       --------
        Total liabilities and shareholders' equity       $167,015       $146,122
                                                         ========       ========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)


                                                             Three Months Ended             Nine Months Ended
                                                                 June 30,                        June 30,
                                                          ----------------------        --------------------------
                                                           1997           1996             1997             1996
                                                          -------       --------        ---------        ---------

Net sales                                                 $68,127       $ 72,619        $ 191,803        $ 192,665
Cost of sales                                              62,265         64,977          177,888          177,303
                                                          -------       --------        ---------        ---------
    Gross profit                                            5,862          7,642           13,915           15,362
Selling, general and administrative expense                 3,223          3,434            9,346            9,138
                                                          -------       --------        ---------        ---------
    Operating income                                        2,639          4,208            4,569            6,224
Interest expense                                              636            413            1,472            1,467
Other expense                                                 158              7              166              191
                                                          -------       --------        ---------        ---------
    Earnings from continuing operations
        before income taxes                                 1,845          3,788            2,931            4,566
Provision for income taxes                                    669          1,341            1,063            1,616
                                                          -------       --------        ---------        ---------
    Earnings from continuing operations                     1,176          2,447            1,868            2,950
Discontinued operations:
    Loss from operations of Insteel Construction
        Systems net of income tax benefits of $ - ,
        $170, $395 and $388                                     0           (309)            (693)            (707)
    Loss on disposal of Insteel Construction
        Systems, including provision of $400 for
        operating losses during phase-out period
        (net of income tax benefit of $1,245)                   0              0           (2,184)               0
                                                          -------       --------        ---------        ---------
            Loss from discontinued operations                   0           (309)          (2,877)            (707)
                                                          -------       --------        ---------        ---------

                Net earnings (loss)                       $ 1,176       $  2,138        ($  1,009)       $   2,243
                                                          =======       ========        =========        =========

Weighted average shares outstanding                         8,437          8,422            8,436            8,410
                                                          =======       ========        =========        =========

Per share:
    Earnings from continuing operations                   $  0.14       $   0.29        $    0.22        $    0.35
    Loss from discontinued operations                        0.00          (0.04)           (0.34)           (0.08)
                                                          -------       --------        ---------        ---------
        Net earnings (loss)                               $  0.14       $   0.25        ($   0.12)       $    0.27
                                                          =======       ========        =========        =========

    Dividends paid                                        $  0.06       $   0.06        $    0.18        $    0.18
                                                          =======       ========        =========        =========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             Nine Months Ended June 30,
                                                                             --------------------------
                                                                               1997            1996
                                                                             --------        --------
Operating Activities:
    Net earnings from continuing operations                                  $  1,868        $  2,950
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                       6,253           5,927
            Accounts receivable, net                                            1,408          (3,420)
            Inventories                                                       (12,880)          4,252
            Accounts payable and accrued expenses                               5,521           4,442
            Other changes                                                         617             804
                                                                             --------        --------
                Total adjustments                                                 919          12,005
                                                                             --------        --------
                Net cash provided by operating activities                       2,787          14,955
                                                                             --------        --------

Discontinued Operating Activities:
                Net cash provided by discontinued operating activities            847             475

Investing Activities:
    Capital expenditures                                                      (22,354)         (8,543)
    Proceeds (payments) on notes receivable                                       636            (191)
                                                                             --------        --------
                Net cash used for investing activities                        (21,718)         (8,734)
                                                                             --------        --------

Financing Activities:
    Net decrease in short-term debt                                                 0          (8,260)
    Proceeds from long-term debt                                               89,676          50,847
    Principal payments on long-term debt                                      (71,425)        (47,835)
    Proceeds from stock options                                                     0             195
    Dividends paid                                                             (1,527)         (1,514)
                                                                             --------        --------
                Net cash provided by (used for) financing activities           16,724          (6,567)
                                                                             --------        --------

Net increase (decrease) in cash                                                (1,360)            129
Cash and cash equivalents at beginning of period                                1,423             263
                                                                             --------        --------
Cash and cash equivalents at end of period                                   $     63        $    392
                                                                             ========        ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
        Interest                                                             $  1,609        $  2,201
        Income taxes                                                              613             146


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

(2) INVENTORIES

                                     June 30,    September 30,
                                       1997          1996
                                     -------       -------
         Raw materials               $23,549       $15,797
         Supplies                      2,105         2,099
         Work in process               1,539         1,426
         Finished goods               17,267        12,383
                                     -------       -------
             Total inventories       $44,460       $31,705
                                     =======       =======



(3) DISCONTINUED OPERATIONS

     On May 30, 1997, the Company sold its Insteel Construction Systems division (ICS), which manufactured and marketed the Insteel 3-D(R) building panel. ICS has been classified as a discontinued operation in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30.

     During the quarter ended March 31, 1997, the Company recorded a provision of $2,184 for the estimated loss on disposal of ICS (net of a $1,245 tax benefit) which included a $400 provision for anticipated operating losses prior to disposal. Although the Company believes that the provision is sufficient, it will defer making a final adjustment pending realization of the expected proceeds from the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                        Three Months Ended June 30,            Nine Months Ended June 30,
                                                        ---------------------------            --------------------------
                                                        1997      Change       1996            1997      Change      1996
                                                        ----      ------       ----            ----      ------      ----

Net sales                                            $68,127        -6%      $72,619        $191,803        0      $192,665
Gross profit                                           5,862       -23%        7,642          13,915       -9%       15,362
    Percentage of net sales                              8.6%                   10.5%            7.3%                   8.0%
Selling, general and administrative expense           $3,223        -6%       $3,434          $9,346        2%       $9,138
    Percentage of net sales                              4.7%                    4.7%            4.9%                   4.7%
Operating income                                      $2,639       -37%       $4,208          $4,569      -27%       $6,224
    Percentage of net sales                              3.9%                    5.8%            2.4%                   3.2%
Interest expense                                        $636        54%         $413          $1,472        0        $1,467
    Percentage of net sales                              0.9%                    0.6%            0.7%                   0.9%
Effective income tax rate                               36.3%                   35.4%           36.3%                  35.4%
Earnings from continuing operations                   $1,176       -52%       $2,447          $1,868      -37%       $2,950
    Percentage of net sales                              1.7%                    3.4%            1.0%                   1.5%




         Insteel's net sales for the third quarter declined to $68.1 million, a 6% decrease from the year-ago period. For the nine months, net sales were flat, decreasing less than 1% to $191.8 million. Total wire product shipments declined 8% for the third quarter and 1% for the nine months compared with the year-ago periods. Average selling prices increased 2% for the third quarter and 1% for the nine months relative to the prior year. The sales decreases for the third quarter and nine months were primarily due to weak market conditions in certain segments of the wire products business unit. Sales of bulk nails, industrial wire and agricultural fencing declined compared with the year-ago periods. Sales of the concrete reinforcing products business unit rose from prior year levels primarily due to continued increases in the operating levels of the PC strand facility.

         Gross profit for the third quarter decreased 23% from the prior year, declining as a percentage of sales to 8.6% from 10.5%. For the nine months, gross profit declined 9% from the year-ago period, decreasing as a percentage of sales to 7.3% from 8.0%. Expenses were negatively impacted by pre-operating costs related to the tire bead wire expansion together with start-up inefficiencies associated with the transfer of equipment and industrial wire capacity from the Virginia facility to other Insteel locations. Gross margins benefited from a widening in the spread between selling values and raw material costs relative to prior year levels.

         Selling, general and administrative expense (SG&A expense) decreased 6% for the third quarter, remaining at 4.7% of sales for the current and prior year periods. For the nine months, SG&A expense rose 2%, increasing to 4.9% of sales from 4.7% a year ago. The increase in SG&A expense was driven by expenditures related to the upgrade of the Company's management information systems.

         Interest expense increased 54% for the third quarter from the year-ago period due to increased borrowings on the Company's revolving credit facility to finance capital expenditures for the tire bead expansion together with higher inventory levels. For the nine months, interest expense was flat relative to the prior year as the impact of higher debt levels was offset by capitalized interest related to the tire bead wire expansion and a decrease in the Company's average borrowing rates.

         The Company's effective income tax rate for the third quarter and nine months increased to 36.3% compared with 35.4% in the prior year periods as a result of a higher estimated state income tax rate.

         Earnings from continuing operations decreased 52% in the third quarter from the prior year, declining as a percentage of sales to 1.7% from 3.4%. For the nine months, earnings from continuing operations fell 37% to 1.0% of sales compared with 1.5% a year ago.

         Nine-month results reflect a loss of $2.9 million on the disposal of the Company's Insteel Construction Systems division (ICS) and the reclassification of the segment as discontinued operations. ICS manufactured and marketed the Insteel 3-D(R) building panel.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                       Nine Months Ended June 30,
                                                                       --------------------------
                                                                         1997               1996
                                                                       ---------           --------
         Net cash provided by operating activities                     $   2,787           $ 14,955
         Net cash used for investing activities                          (21,718)            (8,734)
         Net cash provided by (used for) financing activities             16,724             (6,567)
         Long-term debt                                                   48,262             26,318
             Percentage of total capital                                      40%                27%
         Shareholders' equity                                          $  71,140           $ 72,135
             Percentage of total capital                                      60%                73%
         Total capital (long-term debt + shareholders' equity)         $ 119,402           $ 98,453




         Operating activities generated $2.8 million of cash during the nine months compared with $15.0 million in the same period last year. The primary factor driving the decline was a planned increase in raw material inventories in the current year in anticipation of further escalation in wire rod prices during the fourth quarter. In the prior year period, inventories had fallen from the excess levels that had accumulated at the beginning of the year due to weak market conditions and depressed shipment volumes. Cash generated by accounts receivable increased during the current year as a result of a reduction in the average days sales outstanding.

         Investing activities consumed $21.7 million during the nine months compared with $8.7 million in the same period last year as a result of higher capital expenditures related to the tire bead wire expansion. The Company expects that its capital expenditures will decrease significantly in fiscal 1998 as a result of the completion of the tire bead wire expansion.

         Financing activities provided $16.7 million during the nine months primarily to fund the outlays for the tire bead wire expansion and higher inventory levels. In the prior year period, financing activities used $6.6 million of cash.

         Insteel's financial position remains strong. The Company's long-term debt to capital ratio increased to 40% at June 30, 1997 compared with 27% a year ago primarily as a result of the capital expenditures related to the tire bead wire expansion together with higher inventory levels. In January 1996, the Company entered into a $35.0 million unsecured revolving credit facility that will expire in November 2000, replacing the annual lines of credit that provided total availability of $20.0 million. In April 1997, the revolving credit facility was amended, increasing the Company's availability from $35.0 million to $50.0 million. At June 30, 1997, approximately $15.4 million was available under the facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.


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

         Wire rod market conditions also have a significant impact on the Company's operating results. Hot rolled steel rod is the Company's primary raw material and constitutes the largest component of manufacturing costs. Realized selling values for the Company's products cannot always be adjusted in the short-term to recover cost increases in steel rod, but generally tend to reflect changes in these prices over the long-run. During the current year, domestic wire rod market conditions have tightened and prices have escalated due to production outages at some of the major manufacturers together with the filing of anti-dumping charges against certain countries exporting into the U.S.. Recently announced expansions in domestic wire rod capacity should increase supplier competition and favorably impact quality and availability once the additional capacity becomes fully operational.

         Insteel's business strategy continues to be focused on further expansion into higher value products that offer the potential for superior returns relative to the Company's traditional businesses. In January 1994, the Company entered the PC strand business with the start-up of a new manufacturing facility. The operation was expanded in October 1996 with the addition of a second production line. In March 1996, the Company entered the collated fastener business with the start-up of a new manufacturing facility. In April 1997, the Company entered the tire reinforcement business with the start-up of a reconfigured and expanded facility to manufacture and market tire bead wire. Start-up costs related to the tire bead wire project have reduced current year earnings by an estimated $1.3 million, or $0.16 a share, and will continue to negatively impact earnings until sales begin to ramp up to significant levels in the first quarter of fiscal 1998.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

                  4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                      INCLUDING INDENTURES

                           4.42 First Amendment dated April 11, 1997 to Amended and Restated Credit Agreement between First Union National Bank of North Carolina and Insteel Industries, Inc. dated January 26, 1996.

                           4.43 Second Amendment dated April 30, 1997 to Amended and Restated Credit Agreement between First Union National Bank of North Carolina and Insteel Industries, Inc. dated January 26, 1996.

                  27 - Financial Data Schedule

         b. Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INSTEEL INDUSTRIES, INC.
                                        Registrant



Date: August 12, 1997              By   /s/ H.O. Woltz III
                                        ----------------------------
                                        H.O. Woltz III
                                        President and Chief Executive Officer




Date: August 12, 1997              By   /s/ Michael C. Gazmarian
                                        ----------------------------
                                        Michael C. Gazmarian
                                        Chief Financial Officer and Treasurer