Form 10-K405
period 1997-09-30
INSTEEL INDUSTRIES INC
filed 1997-12-10
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant as of December 5, 1997 was $44,519,585.

         The number of shares outstanding of the registrant's common stock as of December 5, 1997 was 8,442,512.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Insteel Industries, Inc. ("Insteel" or "the Company") is a leading manufacturer of wire products. The Company's wholly-owned subsidiary, Insteel Wire Products Company ("IWP"), manufactures and markets concrete reinforcing products, industrial wire, nails, agricultural products, tire bead wire and welding wire. Insteel's products are used for construction, industrial, home furnishings, appliance and agricultural applications.

         Insteel's business strategy is to attain leadership positions in the markets that it serves and continue expanding into higher value products that offer the potential to generate more attractive returns than the Company's traditional businesses. Future growth will leverage off of the Company's core competencies in the manufacture and sales of wire products.

         From its founding in 1953 up until its entry into the wire business in 1974, Insteel manufactured concrete building products for the construction industry. Sales of wire products expanded substantially during 1975-1988, as the Company attained leadership positions in a number of its product lines and markets. In 1988, the Company elected to focus its resources on the wire industry and sold its concrete products division.

         INSTEEL WIRE PRODUCTS. During 1992 and 1993, the Company completed a strategic realignment program which included the redeployment of production capacity and the consolidation of the management and administrative responsibilities for its previously stand-alone wire products subsidiaries. Three manufacturing facilities were closed while three other facilities were significantly expanded. In 1993, the Company merged its Expo Wire Company, Rappahannock Wire Company, Forbes Steel & Wire Corporation and Intersteel Corporation subsidiaries into one wholly-owned subsidiary, IWP. Also during 1993, the scrap brokerage business that bought and sold steel scrap on a commissioned basis was terminated.

         During 1994-1997, the Company built two new production facilities and reconfigured an existing operation in order to develop the manufacturing capabilities required to enter the markets for prestressed concrete strand ("PC strand"), collated fasteners, tire bead wire and welding wire. The PC strand facility began production in 1994, followed by collated fasteners in 1996, and tire bead wire and welding wire in 1997.

         IWP is organized into three business units: (1) wire products consisting of industrial wire, bulk nails, agricultural products and collated fasteners, (2) concrete reinforcing products which includes welded wire fabric and PC strand, and (3) tire bead wire and welding wire. Each business unit has complete responsibility for the manufacturing, sales and marketing activities relating to its products and markets.

         INSTEEL CONSTRUCTION SYSTEMS. Due to the ongoing losses that had been incurred, in 1997, the Company sold its Insteel Construction Systems division and exited the building panel business.

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

         TIRE BEAD WIRE is a bronze-plated steel wire that is used to reinforce the inside diameter of a tire.

         WELDING WIRE is a copper-plated steel wire that is used as a filler metal material in MIG welding applications.

MARKETING AND DISTRIBUTION

         Insteel markets its products through sales representatives who are employees of the Company. The Company's sales organization resides in the three business units assigned to the specific markets served. The Company's products are sold directly to users and through numerous wholesalers, distributors and retailers located primarily in the eastern part of the U.S. as well as portions of the Southwest and West Coast.

         Insteel delivers its products using either its own trucking fleet, or via common or contract carriers, depending upon comparative costs and scheduling requirements. In order to minimize freight costs, the Company backhauls raw materials on its fleet whenever customer locations are in close proximity to its suppliers.

CUSTOMERS

         The Company sells its products to a broad range of customers including original equipment manufacturers, distributors, wholesalers and retailers. In 1997, Sealy Corporation accounted for approximately 10% of the Company's consolidated sales and the ten largest customers represented approximately 36% of the Company's consolidated sales. There were no customers that accounted for 10% or more of the Company's consolidated sales in 1996 or 1995.

RAW MATERIALS

         The primary raw material required in the production of Insteel's wire products is hot rolled carbon steel wire rod. The Company purchases wire rod from both domestic and foreign suppliers.

         During 1997, anti-dumping charges were filed by domestic wire rod producers against certain offshore manufacturers exporting into the U.S. These filings had the impact of tightening market conditions and rod availability, particularly in the second half of the year, leading to higher price levels. In the short term, the wire rod market continues to be tight as two suppliers have entered into labor contract negotiations which could potentially result in supply disruptions. The Company believes that it has built sufficient inventories and has alternative sources of supply available to ensure its ability to service its customers should rod production be interrupted.

         Recent increases in domestic wire rod capacity together with announced expansions scheduled over the next few years should have a favorable impact on the quality and availability of raw material for Insteel. The Company believes that raw materials and supplies are available in quantities adequate to meet its current and future needs.

COMPETITION

         The markets in which the Company's business is conducted are highly competitive. Insteel faces formidable competition in most of its market segments, including competition from companies whose revenues and financial resources are much larger than the Company's. Some of its competitors are integrated steelmakers that produce both wire rod and wire products and offer multiple product lines over broad geographical areas. Other competitors are smaller independent wire mills that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Selling prices tend to ultimately move with changes in raw material costs, although spreads can widen or narrow depending upon market conditions. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. The Company believes that it is one of the leading low cost producers of wire products based upon its technologically-advanced manufacturing facilities and production capabilities. In addition, the Company offers a broader range of products through more diverse distribution channels than any of its competitors. The Company believes that it is well-positioned to compete favorably on the industry's critical success factors.

EMPLOYEES

         As of September 30, 1997, the Company employed 1,137 people. The Company has a collective bargaining agreement with a labor union at its Delaware plant covering its hourly employees. The Company believes that relations with the labor union and employees are satisfactory.

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

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

Name                            Age     Position with the Company
------------------------        ---     --------------------------------------------------
Howard O. Woltz, Jr.             72     Chairman of the Board and a Director

H.O. Woltz III                   41     President, Chief Executive Officer and a Director

Gary D. Kniskern                 52     Vice President - Administration and Secretary

Michael C. Gazmarian             38     Chief Financial Officer and Treasurer

         Howard O. Woltz, Jr., has been Chairman of the Board since 1958 and has served in various capacities for more than 40 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc., a publicly-held manufacturer of knit apparel and fabrics, for more than 35 years prior to its acquisition in 1988 by Russell Corporation.

         H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in 1991 and has served in various capacities for more than 19 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, a subsidiary of the Company, since 1981. Mr. Woltz has been a director of the Company since 1986 and also serves as President of Insteel Wire Products Company.

         Gary D. Kniskern was elected Vice President - Administration in 1994 and has served in various capacities for more than 18 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979.

         Michael C. Gazmarian joined Insteel as Chief Financial Officer and was elected Treasurer in 1994. He had been with Guardian Industries Corp., a privately-held glass manufacturer, since 1986, serving in various financial capacities. Most recently, he was Vice President - Finance and Administration for Consolidated Glass & Mirror Corp., a Guardian subsidiary.

         The executive officers listed above were elected by the Board of Directors at its annual meeting held February 4, 1997. All officers serve until the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 3, 1998.

ITEM 2.  PROPERTIES.

         Insteel's corporate headquarters and IWP's divisional office are located in Mount Airy, North Carolina. IWP has eight manufacturing facilities located in Andrews, South Carolina (2 plants); Gallatin, Tennessee (2 plants); Dayton, Texas; Fredericksburg, Virginia; Mount Airy, North Carolina; and Wilmington, Delaware.

         The Company owns all of its properties with the exception of the land at its Wilmington facility, which is leased. The Dayton, Fredericksburg, and Gallatin plants are all pledged as security under long-term financing agreements. The Company owns and leases a fleet of trucks and trailers for the delivery of its products.

         The Company considers that its properties are in good operating condition and that its machinery and equipment have been well-maintained. The Company's manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is a subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

         The Company's common stock is listed on the New York Stock Exchange under the symbol III. At December 1, 1997, there were 726 shareholders of record.

                      FINANCIAL DATA BY QUARTER (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND PRICE DATA)


                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                                 DEC 31         MAR 31         JUN 30         SEP 30
                                               ---------      ---------      ---------      ---------
1997
OPERATING RESULTS
    Net sales                                  $  58,426      $  65,250      $  68,127      $  70,522
    Gross profit                                   3,410          4,643          5,862          4,937
    Earnings from continuing operations               34            658          1,176            668
    Loss from discontinued operations               (292)        (2,585)             -              -
    Net earnings (loss)                             (258         (1,927)         1,176            668
PER SHARE DATA
    Earnings from continuing operations                -            .08            .14            .08
    Loss from discontinued operations               (.03)          (.31)             -              -
    Net earnings (loss)                             (.03)          (.23)           .14            .08
    Dividends declared                               .06            .06            .06            .06
    Stock prices
        High                                        9.25           9.63           9.13           8.25
        Low                                         6.63           8.00           7.50           7.19

1996
OPERATING RESULTS
    Net sales                                  $  57,006      $  63,040       $ 72,619      $  71,717
    Gross profit                                   2,746          4,974          7,642          6,862
    Earnings (loss) from continuing
        operations                                  (329)           832          2,447          2,287
    Loss from discontinued operations               (222)          (176)          (309)          (287)
    Net earnings (loss)                             (551)           656          2,138          2,000
PER SHARE DATA
    Earnings (loss) from continuing
        operations                                  (.04)           .10            .29            .27
    Loss from discontinued operations               (.03)          (.02)          (.04)          (.03)
    Net earnings (loss)                             (.07)           .08            .25            .24
    Dividends declared                               .06            .06            .06            .06
    Stock prices
        High                                        7.38           7.50           7.38           7.25
        Low                                         6.38           6.50           6.63           6.63


ITEM 6. SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEAR ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------------------
                                       1997              1996              1995             1994              1993
                                    ----------        ----------        ----------       ----------        ----------
Net sales                           $  262,325        $  264,382        $  258,582       $  245,621        $  243,428
Earnings from continuing operations
  before cumulative effect of
  change in accounting principle         2,536             5,237             5,344            5,230             7,572
Net earnings (loss )                      (341)            4,243             6,336            5,097             6,292
Earnings per share from continuing
  operations before cumulative
  effect of change in accounting
  principle (primary)                      .30               .62               .64              .63               .96
Net earnings (loss) per share
  (primary)                               (.04)              .50               .76              .61               .80
Cash dividends per share                   .24               .24               .24              .24               .23
Total assets                           171,476           146,122           148,920          138,548           132,663
Long-term debt                          49,673            29,655            21,451           26,215            28,637
Shareholders' equity                    71,322            73,677            71,212           66,461            62,930


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

STATEMENTS OF EARNINGS-SELECTED DATA
(DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                              1997           CHANGE            1996         CHANGE            1995
                                          -------------     --------        ----------      -------        ----------
Net sales                                   $  262,325          (1%)        $  264,382           2%        $  258,582
Gross profit                                    18,852         (15%)            22,224           1%            22,102
    Percentage of net sales                        7.2%                            8.4%                           8.5%
Selling, general and administrative         $   12,395           4%         $   11,973           1%        $   11,824
    expense                                        4.7%                            4.5%                           4.6%
    Percentage of net sales
Operating income                            $    6,457         (37%)        $   10,251           -         $   10,278
    Percentage of net sales                        2.5%                            3.9%                           4.0%
Interest expense                            $    2,276          18%         $    1,923          (6%)       $    2,041
    Percentage of net sales                        0.9%                            0.7%                           0.8%
Effective income tax rate                         36.4%                           35.4%                          36.6%
Earnings from continuing operations         $    2,536         (52%)        $    5,237          (2%)       $    5,344
    Percentage of net sales                        1.0%                            2.0%                           2.1%

1997 COMPARED WITH 1996

         Net sales declined slightly to $262.3 million in 1997 from $264.4 million in 1996. Total wire product shipments decreased 2% from 1996 as a result of soft market demand in the wire products business unit. Average selling prices per ton increased 2% from 1996. Sales of bulk nails and agricultural products fell by 12% and 10%, respectively, from 1996 due to weak market conditions and unusually low order levels during the second half of 1997. Sales of concrete reinforcing products increased significantly in 1997 driven by the ramp-up of PC strand operating volume following the completion of the expansion to the facility in October 1996.

         Gross margins fell to 7.2% of sales in 1997 from 8.4% in 1996. Gross margins were negatively impacted by pre-operating costs related to the tire bead wire and welding wire expansion together with start-up inefficiencies associated with the transfer of industrial wire capacity from the Virginia plant to other manufacturing facilities within the Company. The combined impact of these start-up expenses reduced 1997 net earnings by 20 cents per share. Additionally, the decline in sales of the wire products business unit had a unfavorable effect on margins. Spreads between selling values and raw material costs widened in 1997 compared with 1996, but declined in the second half of the year relative to the first half.

         Selling, general and administrative expense ("SG&A expense") increased 4% in 1997 from 1996 rising to 4.7% of sales from 4.5%. The Company is undertaking a major upgrade of its management information systems that will enhance its manufacturing, customer service and administrative processes. The increase in SG&A expense was primarily driven by expenditures related to this project.

         Interest expense rose 18% in 1997 from 1996. Borrowings on the Company's revolving credit facility increased primarily due to capital expenditures related to the tire bead wire and welding wire expansion together with the rise in inventories. The higher debt levels were partially offset by a decrease in the Company's average borrowing rates.

         The Company's financial statements reflect the disposal of its Insteel Construction Systems division ("ICS") and the reclassification of the segment as discontinued operations. ICS manufactured and marketed the Insteel 3-D(R) building panel. The Company recorded a provision of $2.2 million for the estimated loss on disposal of ICS (net of a $1.2 million tax benefit) which included a $400,000 provision for anticipated operating losses prior to disposal.

1996 COMPARED WITH 1995

         Net sales reached a record high in 1996, rising 2% to $264.4 million from $258.6 million in 1995. Total wire product shipments increased 5% from 1995 as a result of favorable market conditions during the second half of 1996. Average selling prices per ton decreased 3% from 1995. Sales of PC strand continued to increase, rising 17% from 1995. The new collated fastener facility, which started production in March 1996, also contributed to the sales increase together with higher shipments of bulk nail products. Agricultural products experienced weak demand as a result of the deferral of fencing projects caused by high grain costs and low cattle prices, together with a surge in imports from Mexican competitors.

         Gross margins decreased slightly to 8.4% of sales in 1996 from 8.5% in 1995. The softening in demand that compressed gross margins during the second half of 1995 carried over into the first half of 1996. Gross margins continued to be reduced by the consumption of higher cost inventories together with lower selling values. During the second half of 1996, margins improved due to higher shipment volumes and wider spreads between raw material costs and selling values. The PC strand operation contributed significantly higher gross profit in 1996 driven by increased sales volumes and lower conversion costs resulting from improved production efficiencies.

         SG&A expense increased 1% in 1996 from 1995, declining to 4.5% of sales from 4.6%. Start-up expenses that were reflected in SG&A expense together with operating losses related to the collated fastener, tire bead wire and welding wire expansions reduced 1996 net earnings by 10 cents per share.

         Interest expense decreased 6% in 1996 compared with 1995 as a result of a reduction in the Company's average borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED SEPTEMBER 30,
                                                               -------------------------------------------
                                                                  1997            1996             1995
                                                               ---------      ------------     -----------
Net cash provided by operating activities                      $   7,277       $   15,729      $    5,961
Net cash used for investing activities                           (26,438)         (12,804)         (5,313)
Net cash provided by (used for) financing activities              17,717           (3,744)           (186)
Working capital                                                   36,687           37,489          32,494
Turnover ratios: 1
    Working capital 2                                                8.2              9.9            11.3
    Receivables                                                      8.2              8.4             8.3
    Inventories                                                      6.4              6.7             6.8
Total debt                                                     $  52,293       $   32,843      $   34,907
    Percentage of total capitalization                                42%              31%             33%
Shareholders' equity                                           $  71,322       $   73,677      $   71,212
    Percentage of total capitalization                                58%              69%             67%
Total capital                                                  $  123,615      $  106,520      $  106,119

1 Based upon average year-end balances
2 Excluding cash and cash equivalents and net assets of discontinued operations

         Operating activities generated $7.3 million of cash in 1997 compared with $15.7 million and $6.0 million in 1996 and 1995, respectively. The fluctuations in cash generated from operations during the last three years were largely due to changes in inventory levels. The primary factor driving the inventory build-up during 1997 was a planned increase in raw material inventories in anticipation of further price escalation and supply disruptions that could result from labor contract negotiations at two of the major wire rod producers. Inventories were reduced substantially during 1996, returning to normal levels. In 1995, weak market conditions and depressed shipment volumes during the second half of the year had resulted in a sharp increase in inventories.

         Investing activities consumed $26.4 million of cash in 1997 compared with $12.8 million and $5.3 million in 1996 and 1995, respectively. The 1997 increase in capital expenditures was principally related to the reconfiguration and expansion of the Virginia facility into a state-of-the-art tire bead wire and welding wire manufacturing facility. Over the last three years, capital expenditures amounted to $45.8 million primarily to support the Company's expansion into the markets for collated fasteners, tire bead wire and welding wire. In addition, the Company expanded the capacity of its PC strand operation and upgraded its existing manufacturing facilities.

         Financing activities provided $17.7 million in 1997 while using $3.7 million and $186,000 in 1996 and 1995, respectively. The increase in debt during 1997 was primarily related to capital expenditures for the tire bead wire and welding wire expansion together with higher inventory levels.

         The financial position of the Company remains strong. The Company's long-term debt to capital ratio increased to 42% at September 30, 1997 compared with 31% and 33% at September 30, 1996 and 1995, respectively. The increase in the debt level was primarily due to capital expenditures related to the tire bead wire and welding wire expansion together with higher inventories. In January 1996, the Company entered into a $35.0 million unsecured revolving credit facility that expires in November 2000, replacing the annual lines of credit that had provided total availability of $20.0 million. In April 1997, the revolving credit facility was amended, increasing the Company's availability from $35.0 million to $50.0 million. At September 30, 1997, approximately $13.9 million was available under the facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond its control. The Company has short delivery cycles and as a result does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. As delivery lead times have decreased, the Company has generated a higher percentage of sales from new order bookings in the same fiscal period.

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

         The Company's business strategy continues to be focused on (1) further expansion into higher value products that offer the potential to generate significantly more attractive returns than the Company's traditional businesses and (2) improving the financial performance of the Company's traditional businesses or redeploying the capital investment into more productive uses. During 1994-1997, the Company built two new production facilities and reconfigured an existing operation in order to develop the manufacturing capabilities required to enter the markets for PC strand, collated fasteners, tire bead wire and welding wire. The PC strand facility began production in 1994, followed by collated fasteners in 1996, and tire bead wire and welding wire in 1997. Although the start-up costs related to these expansions have initially had a negative impact on earnings, the Company expects that its financial performance will improve as the operating levels of the new businesses continue to increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (A) FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1997 and 1996                                         11
Consolidated Statements of Earnings for the three years ended September 30, 1997                      12
Consolidated Statements of Shareholders' Equity for the three years ended September 30, 1997          13
Consolidated Statements of Cash Flows for the three years ended September 30, 1997                    14
Notes to Consolidated Financial Statements                                                            15
Report of Independent Accountants on Schedule                                                         24
Schedule II - Valuation and Qualifying Accounts for the three years ended September 30, 1997          25
Report of Independent Accountants                                                                     26

         (B) SUPPLEMENTARY DATA

         Selected quarterly financial data appears under the caption "Financial Information by Quarter (Unaudited)" in Item 5 of this report.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                             SEPTEMBER 30,
                                                                  --------------------------------
                                                                      1997                 1996
                                                                  -----------          -----------
ASSETS
Current assets:
  Cash and cash equivalents                                       $     1,079          $     1,423
  Accounts receivable, net                                             31,049               32,981
  Inventories                                                          44,463               31,705
  Prepaid expenses and other                                            1,702                1,653
  Net assets of discontinued operations                                 1,869                5,846
                                                                  -----------          -----------
    Total current assets                                               80,162               73,608
Property, plant and equipment, net                                     86,401               67,558
Other assets                                                            4,913                4,956
                                                                  -----------          -----------
    Total assets                                                  $   171,476          $   146,122
                                                                  ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                $    31,639          $    23,770
  Accrued expenses                                                      9,216                9,161
  Current portion of long-term debt                                     2,620                3,188
                                                                  -----------          -----------
    Total current liabilities                                          43,475               36,119
Long-term debt                                                         49,673               29,655
Deferred income taxes                                                   5,989                5,935
Other liabilities                                                       1,017                  736
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value
    Authorized shares: 1,000
    None issued                                                             -                    -
  Common stock, $2 stated value
    Authorized shares: 20,000
    Issued and outstanding shares: 1997 8,437; 1996 8,435              16,873               16,871
  Additional paid-in capital                                           38,200               38,192
  Retained earnings                                                    16,249               18,614
                                                                  -----------          -----------
    Total shareholders' equity                                         71,322               73,677
                                                                  -----------          -----------
      Total liabilities and shareholders' equity                  $   171,476          $   146,122
                                                                  ===========          ===========


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                                                YEAR ENDED SEPTEMBER 30,
                                                                  --------------------------------------------------
                                                                     1997                1996                1995
                                                                  ----------          ----------          ----------
Net sales                                                         $  262,325          $  264,382          $  258,582
Cost of sales                                                        243,473             242,158             236,480
                                                                  ----------          ----------          ----------
    Gross profit                                                      18,852              22,224              22,102
Selling, general and administrative expense                           12,395              11,973              11,824
                                                                  ----------          ----------          ----------
    Operating income                                                   6,457              10,251              10,278
Interest expense                                                       2,276               1,923               2,041
Other expense (income)                                                   193                 221                (191)
                                                                  ----------          ----------          ----------
    Earnings from continuing operations before
      income taxes                                                     3,988               8,107               8,428
Provision for income taxes                                             1,452               2,870               3,084
                                                                  ----------          ----------          ----------
    Earnings from continuing operations                                2,536               5,237               5,344
Discontinued operations:
    Earnings (loss) from operations of Insteel
        Construction Systems net of income tax
        benefits of $395, $544 and $3,161                               (693)               (994)                992
    Loss on disposal of Insteel Construction Systems,
        including provision of $400 for operating losses
        during phase-out period (net of income tax
        benefit of $1,245)                                            (2,184)                  -                   -
                                                                  ----------          ----------          ----------
            Earnings (loss) from discontinued operations              (2,877)               (994)                992
                                                                  ----------          ----------          ----------
                Net earnings (loss)                               $     (341)         $    4,243          $    6,336
                                                                  ==========          ==========          ==========

Per share:
    Earnings from continuing operations                           $     0.30          $     0.62          $     0.64
    Earnings (loss) from discontinued operations                       (0.34)              (0.12)               0.12
                                                                  ----------          ----------          ----------
        Net earnings (loss)                                       $    (0.04)         $     0.50          $     0.76
                                                                  ==========          ==========          ==========

Cash dividends per share                                          $     0.24          $     0.24          $     0.24
                                                                  ==========          ==========          ==========

Weighted average shares outstanding                                    8,436               8,416               8,363
                                                                  ==========          ==========          ==========


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                      YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------------
                                                              1997              1996              1995
                                                           ---------         ---------         ---------
COMMON STOCK:
  Balance, beginning of year                               $  16,871         $  16,787         $  16,667
  Stock options exercised                                          2                84               120
                                                           ---------         ---------         ---------
    Balance, end of year                                   $  16,873         $  16,871         $  16,787
                                                           =========         =========         =========

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                               $  38,192         $  38,033         $  37,730
  Stock options exercised                                          8               159               303
                                                           ---------         ---------         ---------
    Balance, end of year                                   $  38,200         $  38,192         $  38,033
                                                           =========         =========         =========

RETAINED EARNINGS:
  Balance, beginning of year                               $  18,614         $  16,392         $  12,064
  Cash dividends declared                                     (2,024)           (2,021)           (2,008)
  Net earnings (loss)                                           (341)            4,243             6,336
                                                           ---------         ---------         ---------
    Balance, end of year                                   $  16,249         $  18,614         $  16,392
                                                           =========         =========         =========


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                               YEAR ENDED SEPTEMBER 30,
                                                                  --------------------------------------------------
                                                                      1997               1996              1995
                                                                  ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings from continuing operations                         $      2,536       $      5,237       $      5,344
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                      8,224              7,688              7,396
      Accounts receivable, net                                           1,347             (2,476)             1,297
      Inventories                                                      (12,758)             8,760            (11,821)
      Accounts payable and accrued expenses                              7,924             (2,451)             3,741
      Other changes                                                          4             (1,029)                 4
                                                                  ------------       ------------       ------------
        Total adjustments                                                4,741             10,492                617
                                                                  ------------       ------------       ------------
          Net cash provided by operating activities                      7,277             15,729              5,961
                                                                  ------------       ------------       ------------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:
          Net cash provided by (used for) discontinued
            operating activities                                         1,100              1,979             (1,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (27,076)           (13,193)            (5,550)
  Proceeds from notes receivable                                           638                389                237
                                                                  ------------       ------------       ------------
          Net cash used for investing activities                       (26,438)           (12,804)            (5,313)
                                                                  ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term debt                                 -             (8,260)             3,320
  Proceeds from long-term debt                                         115,256             80,424              1,986
  Principal payments on long-term debt                                 (95,525)           (74,130)            (3,907)
  Proceeds from stock options                                               10                243                423
  Dividends paid                                                        (2,024)            (2,021)            (2,008)
                                                                  ------------       ------------       ------------
          Net cash provided by (used for) financing                     17,717             (3,744)              (186)
            activities                                            ------------       ------------       ------------

Net increase (decrease) in cash                                           (344)             1,160               (971)
Cash and cash equivalents at beginning of year                           1,423                263              1,234
                                                                  ------------       ------------       ------------
Cash and cash equivalents at end of year                          $      1,079       $      1,423      $         263
                                                                  ============       ============      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                        $      2,023       $      2,257      $       2,176
  Income taxes                                                             896                926              1,569
Non-cash activities:
  Purchase of minority interest through issuance of notes                    -                  -                832
   payable
  Conversion of accounts receivable to investment in                         -                  -                300
   affiliate


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                  (Amounts in thousands, except per share data)


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

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3-15 years; buildings 10-30 years; land improvements, 5-15 years. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. Capitalized interest costs were $492 in 1997. No interest costs were capitalized in 1996 or 1995.

         OTHER ASSETS. Other assets consist principally of various intangible assets, long-term notes receivable and the cash surrender value of life insurance policies. Intangible assets are amortized on a straight-line basis over the expected periods to be benefited.

         IMPAIRMENT OF LONG-LIVED ASSETS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company adopted this statement during 1997 and has determined that no impairment loss need be recognized for the applicable assets.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts for certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. This fair value approximates the carrying amount of long-term debt.

         INCOME TAXES. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

         EARNINGS PER SHARE. Earnings per share are based on the weighted average number of shares outstanding. Common equivalent shares did not have a dilutive effect in 1997, 1996 or 1995.

                  (Amounts in thousands, except per share data)


         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("EPS"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of EPS on an international basis. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The Company will adopt SFAS No. 128 in the first quarter of 1998. Management believes that the adoption of SFAS No. 128 will not have a material impact on the Company's consolidated financial position or results of operations.

         RECLASSIFICATIONS. Certain reclassifications have been made in prior years' financial statements for consistent presentation.

(2) DISCONTINUED OPERATIONS

         In May 1997, the Company sold the assets of its Insteel Construction Systems division ("ICS"), which manufactured and marketed the Insteel 3-D(R) building panel, under a plan of disposition established in March 1997. ICS has been classified as a discontinued operation in the accompanying financial statements in accordance with Accounting Principles Board ("APB") Opinion No.
30. The Company recorded a provision of $2,184 for the estimated loss on disposal of ICS (net of a $1,245 tax benefit) which included a $400 provision for anticipated operating losses prior to disposal.

         The operating results of the discontinued ICS division are as follows:

                                                                             YEAR ENDED SEPTEMBER 30,
                                                               -----------------------------------------------------
                                                                   1997                1996                1995
                                                               -------------       -------------      --------------
Net sales                                                      $         580       $       2,388      $        1,762
Cost of sales                                                            743               2,247               1,957
                                                               -------------       -------------      --------------
    Gross profit (loss)                                                 (163)                141                (195)
Selling, general and administrative expense                              720               1,465               1,340
                                                               -------------       -------------      --------------
    Operating loss                                                      (883)             (1,324)             (1,535)
Interest expense                                                          82                 350                 303
Other expense (income)                                                   123                (136)                331
                                                               -------------       -------------      --------------
    Loss from operations of Insteel Construction Systems
        before income taxes                                           (1,088)             (1,538)             (2,169)
Benefit for income taxes                                                (395)               (544)             (3,161)
                                                               -------------       -------------      --------------
Earnings (loss) from operations of Insteel
    Construction Systems                                        $       (693)       $       (994)     $          992
                                                               =============        ============      ==============

The benefit for income taxes in 1995 reflects a $2,368 reduction in the deferred tax provision arising from the expected utilization of net operating loss carryforwards generated by ICS prior to its merger into the Company's wholly-owned subsidiary, Insteel Wire Products Company.

                  (Amounts in thousands, except per share data)


         The net assets of the discontinued ICS division were valued at the lower of cost or realizable value. The components of net assets are as follows:

                                                                                          SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                   1997                    1996
                                                                               -------------           -------------
Accounts receivable, net                                                       $           -           $         891
Inventories                                                                                -                     140
Prepaid expenses and other                                                               323                   1,140
Property, plant and equipment, net                                                     1,418                   3,513
Other assets                                                                             803                     803
                                                                               -------------           -------------
    Total assets                                                                       2,544                   6,487
Accounts payable                                                                           -                      71
Accrued expenses                                                                         675                      95
Deferred income taxes                                                                      -                     475
    Total liabilities                                                                    675                     641
                                                                               -------------           -------------
        Net assets of discontinued operations                                  $       1,869           $       5,846
                                                                               =============           =============

(3) DEBT AND CREDIT FACILITIES

         Long-term debt, due dates and interest rates are as follows:

                                                                                          SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                   1997                    1996
                                                                               -------------           -------------
Revolving credit agreement; expires November 2000 at variable
    Interest rate (6.25% at September 30, 1997)                                $      36,133           $      12,412
Senior secured notes; due dates through 2002 at 8.25%                                 11,000                  13,000
Industrial revenue refunding bonds; due dates through 2005 at
    6.50%-7.75%                                                                        2,520                   2,800
Industrial development revenue refunding bonds; due dates through
    1999 at variable interest rate (4.20% and 3.95% at September 30,
    1997 and 1996)                                                                     2,040                   2,380
Mortgage note                                                                            600                     600
Industrial revenue bonds; due dates through 2000 at variable interest
    rate (4.05% at September 30, 1996)                                                     -                   1,543
Unsecured note payable; due dates through 1996 at 6.50%                                    -                     108
                                                                               -------------           -------------
    Total long-term debt                                                              52,293                  32,843
Less current maturities                                                                2,620                   3,188
                                                                               -------------           -------------
    Long-term debt, excluding current maturities                               $      49,673           $      29,655
                                                                               =============           =============


         In January 1996, the Company entered into a $35.0 million unsecured revolving credit facility with a commercial bank. The Company refinanced its annual lines of credit that had been classified as short-term debt under the facility in addition to a portion of its long-term debt. In April 1997, the revolving credit facility was amended, increasing the Company's availability from $35.0 million to $50.0 million. Under the revolving credit agreement, interest is payable at a variable rate based on LIBOR and the Company pays a commitment fee based on the unused portion of the facility. The interest spread over LIBOR and unused commitment fee are adjusted quarterly based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At September 30, 1997, approximately $13.9 million was available under the facility.

                  (Amounts in thousands, except per share data)


         The revolving credit facility and certain other debt agreements contain restrictive covenants which, among other restrictions, limit the amount of additional debt relative to total capitalization and EBITDA, require tangible net worth to be maintained at specified amounts and restrict the payment of dividends. At September 30, 1997, the Company was in compliance with all of the restrictive covenants. Property, plant and equipment with an aggregate carrying value of $51,506 is pledged as collateral under the Company's debt agreements.

         Aggregate maturities of long-term debt for the next five years are as follows: 1998, $2,620; 1999, $2,620; 2000, $3,640; 2001, $38,133; 2002, $2,000;
beyond, $3,280.

(4) SHAREHOLDERS' EQUITY

         Shares of common stock outstanding are as follows:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------
                                                               1997                  1996                  1995
                                                          --------------         -------------         -------------
  Balance, beginning of year                                       8,435                 8,393                 8,333
  Stock options exercised                                              2                    42                    60
                                                          --------------         -------------        --------------
    Balance, end of year                                           8,437                 8,435                 8,393
                                                          ==============         =============        ==============


         In August 1995, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. The Board action did not specify either a time period or the price at which shares may be repurchased. As of September 30, 1997, no shares had been repurchased by the Company.

(5) STOCK OPTION PLANS

         The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the 1985 employee and 1990 director stock option plans vest over five years and expire five years from the date of the grant. By action of the Board of Directors in September 1994, no further options may be granted under these plans. Options granted under the 1994 employee and director stock option plans vest over five years and expire ten years from the date of the grant. At September 30, 1997, 664 shares were available for future grants under the plans. Options exercisable were 343 at September 30, 1997 and 250 at September 30, 1996. The weighted average exercise price for these shares was $8.99 for 1997 and $9.18 for 1996.

         A summary of stock option activity follows:

                                                                                    PRICE PER SHARE
                                                                      ----------------------------------------------
                                                                                                          WEIGHTED
                                                     SHARES                     RANGE                     AVERAGE
                                                   ----------         --------------------------         -----------
Balance, September 30, 1994                               464            $  5.21  -     $ 12.25             $  8.73
  Granted                                                  95               7.50  -        7.88                7.75
  Exercised                                              (100)              5.78  -        6.96                6.41
  Cancelled                                               (50)              6.01  -       10.44                8.91
                                                   ----------
Balance, September 30, 1995                               409               5.21  -       12.25                9.05
  Granted                                                  94               6.88  -        7.13                7.03
  Exercised                                               (42)              5.21  -        6.20                5.75
  Cancelled                                               (15)              5.21  -       12.25               10.49
                                                   ----------
Balance, September 30, 1996                               446               6.88  -       10.68                8.88
  Granted                                                 106               7.56  -        9.13                8.14
  Exercised                                               (13)              8.57  -        8.57                8.57
  Cancelled                                               (35)              7.00  -       10.44                9.31
                                                   ==========
Balance, September 30, 1997                               504               6.88  -       10.68                8.71
                                                   ==========

                  (Amounts in thousands, except per share data)


         The weighted average characteristics of outstanding stock options at September 30, 1997 for various price ranges are as follows:

                                                OUTSTANDING OPTIONS                         EXERCISABLE OPTIONS
                                  ------------------------------------------------      -----------------------------
                                                                       WEIGHTED                           WEIGHTED
                                                     REMAINING         AVERAGE                             AVERAGE
 RANGE OF EXERCISE PRICES           SHARES           LIFE(Years)        PRICE             SHARES            PRICE
----------------------------      -----------       ------------       -----------      ----------       ------------
  $ 6.88      -  $ 7.50                   122                7.9       $   7.15                 76        $   7.17
    7.56      -    7.88                   126                8.5           7.71                 59            7.80
    8.50      -    9.63                   103                5.0           9.15                 80            9.20
   10.44      -   10.68                   153                1.0          10.47                128           10.48

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs. If the Company had elected, beginning in 1996, to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and earnings per share would not be significantly reduced.

         The weighted average estimated fair values of options granted during fiscal 1997 and 1996 were $2.48 and $2.07 per share, respectively. The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions: expected life of 5 years, expected dividend yield of 3.0%, expected volatility of .30, and risk-free interest rates of 6.3% in 1997 and 5.8% in 1996.

(6) INCOME TAXES

         The provision for income taxes for continuing operations consists of:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------------------------
                                                               1997                  1996                  1995
                                                           -------------         -------------        -------------

CURRENT:
  Federal                                                       $  1,673              $  3,574            $   2,935
  State                                                              112                   268                  138
                                                                --------              --------            ---------
                                                                   1,785                 3,842                3,073

DEFERRED:
  Federal                                                           (522)                 (683)                  48
  State                                                              189                  (289)                 (37)
                                                                --------              --------            ---------
                                                                    (333)                 (972)                  11
                                                                --------              --------            ---------
      Provision for income taxes                                $  1,452              $  2,870            $   3,084
                                                                =========             ========            =========

         The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate to the Company's earnings from continuing operations before taxes as a result of the following differences:


                                                                           YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------------------------------
                                                         1997                  1996                 1995
                                                       --------              --------             ---------
Provision for income taxes at statutory rate           $  1,356              $  2,756              $  2,865
State income taxes, net of federal income tax
benefit                                                      74                   177                    91
Other, net                                                   22                   (63)                  128
                                                       --------              --------              --------
     Provision for income taxes                        $  1,452              $  2,870              $  3,084
                                                       ========              ========              ========

                  (Amounts in thousands, except per share data)


         Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

                                                                                         SEPTEMBER 30,
                                                                            -------------------------------------
                                                                                   1997                    1996
                                                                            -------------           -------------
DEFERRED TAX ASSETS:
Accrued expenses or asset reserves for financial statements not
    yet deductible for tax purposes                                            $    2,474           $       1,912
Alternative minimum tax credit carryforwards                                        1,712                   1,424
                                                                               ----------           -------------
    Gross deferred tax assets                                                       4,186                   3,336

DEFERRED TAX LIABILITIES:
Plant and equipment principally due to differences in
    depreciation and capitalized interest                                          (8,542)                 (7,551)
Other reserves                                                                       (525)                   (873)
Prepaid expenses for financial statements that were deducted for
    tax purposes                                                                     (127)                   (253)
                                                                               ----------           -------------
Gross deferred tax liabilities                                                     (9,194)                 (8,677)
                                                                               ----------           -------------
    Net deferred tax liability                                                 $   (5,008)          $      (5,341)
                                                                               ==========           =============


(7) EMPLOYEE BENEFIT PLANS

         RETIREMENT PLANS. Insteel has various defined benefit pension plans for eligible employees that provide benefits based primarily upon years of service and compensation levels. The Company's funding policy is to contribute amounts at least equal to those required by law. The funded status of these plans and amounts recognized in the Company's consolidated balance sheet are as follows:

                                                                                          SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                   1997                    1996
                                                                               -------------           -------------
Actuarial present value of:
    Vested benefit obligation                                                  $       9,869           $       8,949
    Nonvested benefit obligation                                                         703                     676
                                                                               -------------           -------------
        Accumulated benefit obligation                                                10,572                   9,625
Projected benefit obligation                                                          13,223                  11,604
Plan assets at fair market value                                                      13,108                  10,789
                                                                               -------------           -------------
    Projected benefit obligation in excess of plan assets                               (115)                   (815)
Unrecognized net asset                                                                  (197)                   (265)
Unrecognized prior service benefit (cost)                                                392                    (458)
Unrecognized net loss                                                                 (2,368)                   (361)
                                                                               -------------           -------------
    Accrued pension liability included in accrued expenses                     $      (2,288)           $     (1,899)
                                                                               =============           =============

                  (Amounts in thousands, except per share data)


         The weighted average discount rates and long-term rates for compensation increases used for estimating the benefit obligations and the expected return on plan assets are as follows:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------
                                                               1997                  1996                  1995
                                                          -------------          ------------          ------------
Assumptions at year-end:
    Discount rate                                                   7.5%                  7.5%                  7.5%
    Rate of increase in compensation levels                         5.0%                  5.0%                  6.0%
    Expected long-term rate of return on assets                     8.0%                  8.0%                  8.0%

         Pension expense includes the following components:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------------------------
                                                                1997                  1996                  1995
                                                           -------------         -------------         -------------
Service cost-benefits earned during the period             $     661             $     608             $     639
Interest cost on projected benefit obligation                    859                   806                   793
Expected investment return on plan assets                     (2,747)               (1,028)                 (662)
Net amortization and deferral                                  1,785                   136                   (60)
                                                           ---------             ---------             ---------
    Net pension expense                                    $     558             $     522             $     710
                                                           =========             =========             =========

         Plan assets are primarily invested in publicly traded stocks and bonds, pooled equity funds, fixed income investment funds and insurance company guaranteed investment accounts The plans hold 27 shares of Insteel common stock with a market value of $211 at September 30, 1997.

         PROFIT-SHARING AND INCENTIVE PLANS. The Company has a profit-sharing plan covering substantially all of its employees. Under the plan, a profit pool of 10% of earnings before income taxes is paid to the Company's employees each year. Corporate officers and a portion of the Company's management participate in other incentive plans based upon the attainment of certain targeted levels for return on capital and key performance measurements. Profit-sharing and incentive plan expense was $658 in 1997, $1,074 in 1996 and $958 in 1995.

         RETIREMENT SAVINGS PLAN. In May 1996, the Company adopted the Retirement Savings Plan of Insteel Industries, Inc. ("the Plan") to provide retirement benefits and stock ownership for its employees. The Plan is an amendment and restatement of the Company's Employee Stock Ownership Plan ("ESOP"). As allowed under Sections 401(a) and 401(k) of the Internal Revenue Code, the Plan is a stock bonus plan that provides tax-deferred salary deductions for eligible employees.

         Employees may contribute up to 10% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. In addition, the Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their compensation to the total compensation of all participants. Company contributions to the Plan were $85 in 1997, 1996 and 1995.

         MANAGEMENT SECURITY PROGRAM. The Company has a management security program for certain employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is funded by life insurance policies on the participants purchased by the Company. Management security program expense was $84 in 1997, $87 in 1996 and $74 in 1995.

         VEBA. The Company has a Voluntary Employee Beneficiary Association ("VEBA"). Under the plan, both employees and the Company may make contributions to pay for medical benefits. Company contributions to the VEBA were $350 in 1997, $727 in 1996 and $685 in 1995.

                  (Amounts in thousands, except per share data)


(8) COMMITMENTS AND CONTINGENCIES

         LEASES. The Company leases a portion of its property, plant and equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $1,068 in 1997, $1,084 in 1996 and $1,159 in 1995. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 1998, $718; 1999, $278; 2000, $185; 2001, $138; 2002, $102; beyond, $594.

         PURCHASE COMMITMENTS. Commitments for the construction or purchase of property, plant and equipment approximate $993 at September 30, 1997.

         LEGAL PROCEEDINGS. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. Management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(9) MAJOR CUSTOMERS

         One customer accounted for 10% of the Company's net sales in 1997. There were no customers that accounted for 10% or more of the Company's sales in 1996 or 1995. The Company's ten largest customers accounted for approximately 36% of consolidated sales in 1997.

(10) RELATED PARTY TRANSACTIONS

         Howard O. Woltz, Jr., Chairman of the Company, is a shareholder in ICS 3-D Panel Works, Inc. ("ICSPW"). As discussed in Note 2, in May 1997, the Company sold its ICS division to ICSPW, a new corporation organized by the division's management group. Prior to the sale, the Audit Committee of the Company's Board of Directors reviewed the terms of the proposed transaction focusing particularly on the participation of Mr. Woltz as an investor. Based upon the continuing operating losses of ICS and the prospective benefit to the Company from the sale of the division, the Audit Committee concluded that (1) Mr. Woltz' participation was essential to the transaction and beneficial to the Company and (2) approval of the transaction was in the best interests of the Company. Based upon the Audit Committee's recommendation, the Board of Directors approved the transaction.

         C. Richard Vaughn, a director of the Company, is Chairman of John S. Clark Company, Inc. ("John S. Clark"), a general building contractor. John S. Clark provided construction services to the Company amounting to $5,904 in 1997 and $1,434 in 1996.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (Amounts in thousands, except per share data)


(11) OTHER FINANCIAL DATA

Balance sheet information:

                                                                                     SEPTEMBER 30,
                                                                               ----------------------------
                                                                                 1997               1996
                                                                               --------           ---------
Accounts receivable, net:
    Accounts receivable                                                        $ 31,291           $  33,221
    Less allowance for doubtful accounts                                           (242)               (240)
                                                                               --------           ---------
        Total                                                                  $ 31,049           $  32,981
                                                                               ========           =========

Inventories:
    Raw materials                                                              $ 24,698           $  15,797
    Supplies                                                                      2,147               2,099
    Work in process                                                               1,730               1,426
    Finished goods                                                               15,888              12,383
                                                                               --------           ---------
        Total                                                                  $ 44,463           $  31,705
                                                                               ========           =========

Property, plant and equipment, net:
    Land and land improvements                                                 $  5,106           $   5,029
    Buildings                                                                    35,938              28,507
    Machinery and equipment                                                      99,554              77,483
    Construction in progress                                                      1,851               6,331
                                                                               --------           ---------
                                                                                142,449             117,350
    Less accumulated depreciation                                               (56,048)            (49,792)
                                                                               --------           ---------
        Total                                                                  $ 86,401           $  67,558
                                                                               ========           =========

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE




To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended, and have issued our report thereon dated October 16, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The September 30, 1997 and 1996 information included in this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 16, 1997.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)



                                                                           YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------------------------
                                                               1997                  1996               1995
                                                           -------------         -------------         -------------
Balance, beginning of year                                 $   240               $   250               $   205
Additions charged to earnings                                   18                   (10)                   61
Accounts written off                                           (16)                    -                   (16)
                                                           -------               -- ----               -------
    Balance, end of year                                   $   242               $   240               $   250
                                                           =======                ======                ======


                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying 1995 financial statements of Insteel Industries, Inc. and subsidiaries were audited by other auditors whose report dated October 24, 1995 expressed an unqualified opinion on those financial statements.

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

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 16, 1997.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated statements of earnings, shareholders' equity, and cash flows of Insteel Industries, Inc. and subsidiaries for the year ended September 30, 1995, and the additional financial statement schedule listed at Item 14(a)(2) for the year ended September 30, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Insteel Industries, Inc. and subsidiaries for the year ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP

Charlotte, North Carolina
October 24, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to directors and nominees appears under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated by reference.

         Information on executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required for this item appears under the captions "Executive Compensation" and "Performance GraphGraph" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required for this item appears under the captions "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this item appears under the captions "Executive Compensation-Compensation Committee Interlocks and Insider Participation" and "Transactions With Management and Others" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated by reference.

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

         (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

                                                      INSTEEL INDUSTRIES, INC.

Dated:  December 5, 1997                     By:      /s/ H. O. WOLTZ III
                                                      ------------------------
                                                      H. O. WOLTZ III
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 5, 1997 below by the following persons on behalf of the registrant and in the capacities indicated:


              Name and Signature                                                  Positions(s)
------------------------------------------------             --------------------------------------------------------

/s/ HOWARD O. WOLTZ, JR.                                     Chairman of the Board
---------------------------
HOWARD O. WOLTZ, JR.


/s/ H. O. WOLTZ III                                          President, Chief Executive Officer and a Director
---------------------------
H. O. WOLTZ III


/s/ MICHAEL C. GAZMARIAN                                     Chief Financial Officer and Treasurer (Principal
---------------------------                                  Financial and Accounting Officer
MICHAEL C. GAZMARIAN


/s/ THOMAS J. CUMBY                                          Director
---------------------------
THOMAS J. CUMBY


/s/ LOUIS E. HANNEN                                          Director
---------------------------
LOUIS E. HANNEN


/s/ FRANCES H. JOHNSON                                       Director
---------------------------
FRANCES H. JOHNSON


/s/ CHARLES B. NEWSOME                                       Director
---------------------------
CHARLES B. NEWSOME


/s/ C. RICHARD VAUGHN                                        Director
---------------------------
C. RICHARD VAUGHN


/s/ JOHN E. WOLTZ                                            Director
---------------------------
JOHN E. WOLTZ


                                  EXHIBIT INDEX
                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                               SEPTEMBER 30, 1997

  EXHIBIT
  NUMBER                                   DESCRIPTION
  ------                                   -----------
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

                 *  4.13     Loan Agreement dated as of September 1, 1988,
                             between Liberty County Industrial Development
                             Corporation ("Issuer") and Insteel Industries, Inc.
                             ("Company") pursuant to which the Issuer agreed to
                             loan the proceeds from its $3,400,000 Industrial
                             Development Revenue Refunding Bonds, Series 1988
                             (Insteel Industries, Inc. Project) (the "Bonds") to
                             the Company and the Company agreed to repay such
                             loan to the Issuer.

                 *  4.14     Promissory Note dated October 26, 1988 and issued
                             by the Company to the Issuer in the principal
                             amount of $3,400,000, which note evidences the
                             loan from the Issuer to the Company under the Loan
                             Agreement (Exhibit 4.13).

                 *  4.15     Purchase Contract dated October 26, 1988, among
                             the Issuer, the Company, Texas Department of
                             Commerce and Federated Tax-Free Trust ("Purchaser")
                             pursuant to which the Purchaser agreed to purchase
                             the Bonds issued by the Issuer.

                 *  4.16     Letter of Credit and Reimbursement Agreement dated
                             as of September 1, 1988, by and between the
                             Company and First Union National Bank of North
                             Carolina ("Bank") pursuant to which the Bank
                             agreed to issue its Letter of Credit to secure
                             payment of the Bonds and the Company agreed to
                             reimburse the Bank for any and all drawings made
                             under the Letter of Credit.

                 +  4.17     Loan Agreement dated as of May 1, 1989, between
                             Brunswick and Glynn County Development Authority
                             ("Issuer") and Insteel Industries, Inc.
                             ("Company"), pursuant to which the Issuer agreed
                             to loan the proceeds from its $4,500,000
                             Industrial Development Revenue Bonds, Series 1989
                             (Insteel Industries, Inc. Project) (the "Bonds")
                             to the Company and the Company agreed to repay
                             such loan to the Issuer.

                 +  4.18     Promissory Note dated June 27, 1989, and issued
                             by the Company to the Issuer in the principal
                             amount of $4,500,000 which note evidences the loan
                             from the Issuer to the Company under the Loan
                             Agreement (Exhibit 4.17).

                 +  4.19     Purchase Contract dated June 27, 1989, among the
                             Issuer, the Company, and Seaboard Corporation
                             ("Purchaser") pursuant to which the Purchaser
                             agrees to purchase the Bonds issued by the Issuer.

                 +  4.20     Letter of Credit and Reimbursement Agreement
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


                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                               SEPTEMBER 30, 1997

  EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    ------------
                #   4.24     Indenture of Trust between Industrial
                             Development Authority of the City of
                             Fredericksburg, Virginia and Crestar Bank as
                             Trustee, dated as of September 1, 1990, relating to
                             $4,205,000 Industrial Development Authority of the
                             City of Fredericksburg, Virginia Industrial
                             Development First Mortgage Revenue Refunding Bonds
                             (Insteel Industries, Inc./Rappahannock Wire Company
                             Project) Series of 1990.

                 #  4.25     Refunding Agreement between Industrial Development
                             Authority of the City of Fredericksburg, Virginia
                             ("Issuer") and Insteel Industries, Inc., and
                             Rappahannock Wire Company (since renamed Insteel
                             Wire Products Company) (together, the "Companies"),
                             dated as of September 1, 1990 pursuant to which the
                             Issuer agreed to loan the proceeds from its
                             $4,205,000 Industrial Development First Mortgage
                             Revenue Refunding Bonds (Insteel Industries,
                             Inc./Rappahannock Wire Company Project), Series of
                             1990 to the Companies and the Companies agreed to
                             repay such loan to the Issuer.

                **  4.35     Note Agreement (including formal Note, appendices
                             and exhibits) between Insteel Industries, Inc. and
                             Jefferson-Pilot Life Insurance Company, dated as of
                             April 15, 1993, relating to $15,000,000 principal
                             amount of 8.25% Senior Secured Notes due October
                             15, 2002.

                **  4.36     Deed of Trust, Security Agreement, Assignment
                             of Rents and Financing Statement, dated as of April
                             15, 1993, relating to the 8.25% Senior Secured
                             Notes issued pursuant to Exhibit 4.35.

                **  4.37     Guaranty Agreement, dated as of April 15, 1993,
                             relating to the 8.25% Senior Secured Notes issued
                             pursuant to Exhibit 4.35.

                ##  4.41     Amended and Restated Credit Agreement between
                             First Union National Bank of North Carolina and
                             Insteel Industries, Inc. dated January 26, 1996
                             providing for a $35,000,000 revolving line of
                             credit and a $17,500,000 letter of credit and
                             banker=s acceptance facility.

               ***  4.42     First Amendment dated April 11, 1997 to Amended and
                             Restated Credit Agreement between First Union
                             National Bank of North Carolina and Insteel
                             Industries, Inc. dated January 26, 1996.

               ***  4.43     Second Amendment dated April 30, 1997 to Amended
                             and Restated Credit Agreement between First Union
                             National Bank of North Carolina and Insteel
                             Industries, Inc. dated January 26, 1996.

                    4.44 Third Amendment dated November 17, 1997 to Amended and Restated Credit Agreement between First Union
                             National Bank of North Carolina and Insteel
                             Industries, Inc. dated January 26, 1996.

                             UNDERTAKING: The Company agrees to file upon request of the Commission any instrument with respect to long-term debt not registered for which the total amount authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10-                          MATERIAL CONTRACTS
                 #  10.4     1985 Insteel Industries, Inc. Employee Incentive
                             Stock Option Plan (amended February 6, 1990).

                 +  10.5     Employee Stock Ownership Plan of Insteel
                             Industries, Inc., including Employee Stock
                             Ownership Plan Trust Agreement.

                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                               SEPTEMBER 30, 1997

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

                    10.6     1990 Director Stock Option Plan of Insteel
                             Industries, Inc. (incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1991).

                **  10.7     Profit Sharing Plan of Insteel Wire Products
                             Company.

                **  10.8     Profit Sharing Plan of Insteel Industries, Inc.

                ++  10.9     1994 Employee Stock Option Plan of Insteel
                             Industries, Inc.

                ++  10.10    1994 Director Stock Option Plan of Insteel
                             Industries, Inc.

                    10.11 Nonqualified Stock Option Plan (incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form
                             10-K for the year ended September 30, 1995).

                ##  10.20    Retirement Savings Plan of Insteel Industries, Inc.

                    10.21    Insteel Industries, Inc. Return on Capital
                             Incentive Compensation Plan for Key Members of
                             Management

                    10.22    1997 Declaration of Amendment to Insteel
                             Industries, Inc. Return on Capital Incentive
                             Compensation Plan for Key Members of Management

                    10.30    Insteel Industries, Inc. Director Compensation Plan
21- List of Subsidiaries of Insteel Industries, Inc., at September 30, 1997.
23-                          Consents of Experts and Counsel:  Independent
                             Auditors' Consent.

                    23.1     Consent of Arthur Andersen LLP

                    23.2     Consent of KPMG Peat Marwick LLP
27-                          Financial Data Schedule (for SEC use only)

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

## Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                             Report on Form 10-K for the year ended September
                             30, 1996.

*** Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly
                             Report on Form 10-Q for the quarter ended June 30, 1997.