Form 10-Q
period 1997-12-27
INSTEEL INDUSTRIES INC
filed 1998-02-13
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

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

        Registrant's telephone number, including area code: 336-786-2141



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                                      No [ ]

         The number of shares outstanding of the registrant's common stock as of February 12, 1998 was 8,442,512.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                        DECEMBER 27,    SEPTEMBER 30,
                                                            1997            1997
                                                        ------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents                             $    149        $  1,079
    Accounts receivable, net                                24,447          31,049
    Inventories                                             48,468          44,463
    Prepaid expenses and other                               1,529           1,702
    Net assets of discontinued operations                    1,848           1,869
                                                          --------        --------
        Total current assets                                76,441          80,162
Property, plant and equipment, net                          85,980          86,401
Other assets                                                 4,883           4,913
                                                          --------        --------
        Total assets                                      $167,304        $171,476
                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $ 27,252        $ 31,639
    Accrued expenses                                         6,184           9,216
    Current portion of long-term debt                        2,620           2,620
                                                          --------        --------
        Total current liabilities                           36,056          43,475
Long-term debt                                              55,586          49,673
Deferred income taxes                                        5,463           5,989
Other liabilities                                            1,027           1,017
Shareholders' equity:
    Common stock                                            16,885          16,873
    Additional paid-in capital                              38,232          38,200
    Retained earnings                                       14,055          16,249
                                                          --------        --------
        Total shareholders' equity                          69,172          71,322
                                                          --------        --------
        Total liabilities and shareholders' equity        $167,304        $171,476
                                                          ========        ========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)



                                                                               QUARTER ENDED
                                                                        -----------------------------
                                                                        DECEMBER 27      DECEMBER 31,
                                                                            1997             1996
                                                                        ------------     ------------
Net sales                                                                 $ 59,919         $ 58,426
Cost of sales                                                               58,444           55,016
                                                                          --------         --------
    Gross profit                                                             1,475            3,410
Selling, general and administrative expense                                  3,080            2,956
                                                                          --------         --------
    Operating income (loss)                                                 (1,605)             454
Interest expense                                                               968              404
Other expense (income)                                                          42               (2)
                                                                          --------         --------
    Earnings (loss) from continuing operations before income taxes          (2,615)              52
Provision (benefit) for income taxes                                          (928)              18
                                                                          --------         --------
    Earnings (loss) from continuing operations                              (1,687)              34

Discontinued operations:
    Loss from operations of Insteel Construction Systems net of
        income tax benefits of $-, and $165                                     --             (292)
                                                                          --------         --------
            Loss from discontinued operations                                   --             (292)
                                                                          --------         --------

    Net loss                                                              $ (1,687)        $   (258)
                                                                          ========         ========

Weighted average shares outstanding (basic and diluted)                      8,441            8,435
                                                                          ========         ========

Earnings (loss) per share (basic and diluted):
    Earnings (loss) from continuing operations                            $  (0.20)        $   0.00
    Loss from discontinued operations                                         0.00            (0.03)
                                                                          --------         --------
        Net loss                                                          $  (0.20)        $  (0.03)
                                                                          ========         ========

Dividends paid per share                                                  $   0.06         $   0.06
                                                                          ========         ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     QUARTER ENDED
                                                                            -----------------------------
                                                                            DECEMBER 27,     DECEMBER 31,
                                                                                1997             1996
                                                                            ------------     ------------
OPERATING ACTIVITIES:
    Net earnings (loss) from continuing operations                            $ (1,687)        $     34
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
            Depreciation and amortization                                        2,365            2,110
            Accounts receivable, net                                             6,658           10,193
            Inventories                                                         (4,005)          (5,992)
            Accounts payable and accrued expenses                               (7,419)          (2,452)
            Other changes                                                         (422)             560
                                                                              --------         --------
                Total adjustments                                               (2,823)           4,419
                                                                              --------         --------
                Net cash provided by (used for) operating activities            (4,510)           4,453
                                                                              --------         --------

DISCONTINUED OPERATING ACTIVITIES:
                Net cash provided by discontinued operating activities              21              818

INVESTING ACTIVITIES:
    Capital expenditures                                                        (1,873)          (5,319)
    Proceeds (payments) on notes receivable                                        (28)              58
                                                                              --------         --------
                Net cash used for investing activities                          (1,901)          (5,261)
                                                                              --------         --------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                32,629           26,196
    Principal payments on long-term debt                                       (26,706)         (26,698)
    Proceeds from stock options                                                     44               --
    Dividends paid                                                                (507)            (506)
                                                                              --------         --------
                Net cash provided by (used for) financing activities             5,460           (1,008)
                                                                              --------         --------

Net decrease in cash                                                              (930)            (998)
Cash and cash equivalents at beginning of period                                 1,079            1,423
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $    149         $    425
                                                                              ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                              $  1,210         $    821
        Income taxes                                                               485              388

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)


(1) BASIS OF PRESENTATION

         The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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

(2) CHANGE IN FISCAL YEAR

         Effective October 1, 1997, the Company has adopted a 52 or 53 week fiscal year ending on the Saturday nearest the last day of September in each year. All references to years relate to fiscal years rather than calendar years.


(3) INVENTORIES

                           DECEMBER 27,   SEPTEMBER 30,
                               1997           1997
                           ------------   -------------
Raw materials                $25,504        $24,698
Supplies                       2,164          2,147
Work in process                1,636          1,730
Finished goods                19,164         15,888
                             -------        -------
    Total inventories        $48,468        $44,463
                             =======        =======


(4) DISCONTINUED OPERATIONS

         In May 1997, the Company sold its Insteel Construction Systems division ("ICS"), which manufactured and marketed the Insteel 3-D(R) building panel. ICS has been classified as a discontinued operation in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30.

         The operating results of the discontinued ICS division are as follows:

                                                           QUARTER ENDED
                                                     --------------------------
                                                     DECEMBER 27,  DECEMBER 31,
                                                         1997         1996
                                                     ------------  ------------
Net sales                                               $  --        $ 376
Cost of sales                                              --          424
                                                        -----        -----
    Gross loss                                             --          (48)
Selling, general and administrative expense                --          364
                                                        -----        -----
    Operating loss                                         --         (412)
Interest expense                                           --           40
Other expense                                              --            5
                                                        -----        -----
    Loss from operations of Insteel Construction
        Systems before income taxes                        --         (457)
Benefit for income taxes                                   --         (165)
                                                        -----        -----
    Loss from operations of Insteel Construction
        Systems                                         $  --        $(292)
                                                        =====        =====

         The net assets of the discontinued ICS division were valued at the lower of cost or realizable value. The components of net assets are as follows:

                                                   DECEMBER 27,  SEPTEMBER 30,
                                                       1997          1997
                                                   ------------  -------------
Prepaid expenses and other                            $  318        $  323
Property, plant and equipment, net                     1,387         1,418
Other assets                                             780           803
                                                      ------        ------
    Total assets                                       2,485         2,544
                                                      ------        ------
Accrued expenses                                         637           675
                                                      ------        ------
    Total liabilities                                    637           675
                                                      ------        ------
         Net assets of discontinued operations        $1,848        $1,869
                                                      ======        ======


(5) EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" as of December 27, 1997. SFAS No. 128 replaces the primary and fully diluted earnings per share ("EPS") computations with basic and diluted EPS. Basic EPS are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and dilutive securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS. Options to purchase 491,000 shares and 446,000 shares for the quarters ended December 27, 1997 and December 31, 1996, respectively, were antidilutive and were not included in the diluted EPS computation.



         The reconciliation of basic and diluted EPS is as follows:



                                                                 QUARTER ENDED
                                                          ----------------------------
                                                          DECEMBER 27,    DECEMBER 31,
                                                              1997           1996
                                                          ------------    ------------
Earnings (loss) from continuing operations                   (1,687)            34
Loss from discontinued operations                                --           (292)
                                                             ------         ------
    Net loss                                                 (1,687)          (258)
                                                             ======         ======

Weighted average shares outstanding:
    Weighted average shares outstanding (basic)               8,441          8,435
    Dilutive effect of stock options                             --             --
                                                             ------         ------
        Weighted average shares outstanding (diluted)         8,441          8,435
                                                             ======         ======

Earnings (loss) per share (basic and diluted):
    Earnings (loss) from continuing operations                (0.20)          0.00
    Loss from discontinued operations                            --          (0.03)
                                                             ------         ------
        Net loss                                              (0.20)         (0.03)
                                                             ======         ======


(6) NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected information about operating segments and related disclosures about products and services, major customers and geographic areas. As the requirements of these statements only impact financial statement disclosures, they are not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS' No. 130 and 131 in its fiscal year 1999.

(7) SUBSEQUENT EVENT


On February 6, 1998, the Company announced that it had sold the inventory and equipment related to its agricultural fencing product line to Keystone Consolidated Industries, Inc. for approximately $13.0 million. The purchase price will be adjusted based upon the actual inventory balances. Under the terms of the agreement, Keystone will immediately assume the sales and marketing responsibilities associated with serving Insteel's former customer base. Insteel will continue manufacturing agricultural fencing products for Keystone as equipment is relocated to Keystone's production facilities. The relocation of equipment is expected to occur during the second half of 1998. The Company expects to record a gain of $2.0 - $3.0 million, net of the estimated transition-related costs, in its second fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)



                                                                     QUARTER ENDED
                                                   --------------------------------------------------
                                                   DECEMBER 27,                          DECEMBER 30,
                                                       1997                CHANGE            1996
                                                   ------------           --------       ------------
Net sales                                            $59,919                  3%           $58,426
Gross profit                                           1,475                (57)%            3,410
    Percentage of net sales                              2.5%                                  5.8%
Selling, general and administrative expense          $ 3,080                  4%           $ 2,956
    Percentage of net sales                              5.1%                                  5.1%
Operating income (loss)                              $(1,605)              (454)%          $   454
    Percentage of net sales                             (2.7)%                                 0.8%
Interest expense                                     $   968                140%           $   404
    Percentage of net sales                              1.6%                                  0.7%
Effective income tax rate                               35.5%                                 34.6%
Earnings (loss) from continuing operations           $(1,687)               N/M            $    34
    Percentage of net sales                             (2.8)%                                 0.1%


         Insteel's net sales for the first quarter rose to $59.9 million, a 3% increase from the year-ago period. Sales growth for the current quarter was driven by a 4% increase in average selling prices per ton, partially offset by a 1% decline in shipments. Sales of the concrete reinforcing products business unit rose 8% from the prior year as a result of strong construction markets together with continued increases in the operating levels of the PC strand facility. Sales of the wire products business unit fell 1% as industrial wire and bulk nail sales declined from year-ago levels. Industrial wire sales decreased 2% primarily due to inventory adjustments at a major customer in addition to a rationalization of sales transferred from the Virginia facility to other locations. Bulk nail sales declined 8% from a strong year-ago period reflecting lower selling values and shipments. Sales for the current quarter were negatively impacted by the change in the Company's accounting calendar, which resulted in 4 fewer days compared with the prior year period or a 4% reduction in the number of shipping days.

         Gross margins for the first quarter fell 57% from the prior year, declining as a percentage of sales to 2.5% from 5.8%. The margin erosion was primarily driven by start-up losses resulting from the negligible initial sales of tire bead wire and welding wire during the customer qualification period. The Company is currently incurring substantially all of the anticipated operating costs at its Virginia facility related to these new products without significant offsetting revenue. The Company's other new product initiative, collated fasteners, also operated at a loss for the quarter due to insufficient sales volume. Per-unit conversion costs at the Company's other production facilities increased from the prior year as manufacturing expenses rose disproportionate to operating volumes. Gross margins were also unfavorably affected by a narrowing in spreads between selling values and raw material costs relative to year-ago levels in certain products and markets within the concrete reinforcing business.

         Selling, general and administrative expense ("SG&A expense") increased 4% for the first quarter, remaining flat as a percentage of sales at 5.1%. The increase in SG&A expense was primarily caused by higher selling expenses related to the Company's new product initiatives.

         Interest expense rose sharply for the first quarter from the year-ago period due to higher borrowings on the Company's revolving credit facility principally related to funding the capital expenditures for the tire bead wire and welding wire expansion together with higher inventory levels.

         The first quarter results of the prior year reflect a loss of $292,000 from the operations of the Company's Insteel Construction Systems division ("ICS") and the reclassification of the segment as discontinued operations. ICS manufactured and marketed the Insteel 3-D(R) building panel.

FINANCIAL CONDITION

                            SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                            DECEMBER 27,       DECEMBER 31,
                                                                1997               1996
                                                            ------------       ------------
Net cash provided by (used for) operating activities         $  (4,510)         $   4,453
Net cash used for investing activities                          (1,901)            (5,261)
Net cash provided by (used for) financing activities             5,460             (1,008)
Long-term debt                                                  55,586             32,324
    Percentage of total capital                                     45%                31%
Shareholders' equity                                         $  69,172          $  72,912
    Percentage of total capital                                     55%                69%
Total capital (long-term debt + shareholders' equity)        $ 124,758          $ 105,236

         Operating activities used $4.5 million of cash in the first quarter while providing $4.5 million in the year-ago period. The principal factor responsible for the decline was a planned increase in raw material inventories in anticipation of a probable disruption of supply related to the expiration of a supplier's labor agreement. Payments of accounts payable increased from the prior year as a result of disbursements related to raw material purchases.

         Investing activities consumed $1.9 million of cash in the first quarter compared with $5.3 million in the same period last year. Capital expenditures in the prior year period were higher primarily due to the expansion into tire bead wire and welding wire.

         Financing activities provided $5.5 million of cash in the first quarter while using $1.0 million in the prior year period. The increase in debt during the current quarter was principally utilized to fund higher raw material inventories.

         The Company's long-term debt to capital ratio increased to 45% at December 27, 1997 compared with 31% at December 31, 1996 primarily as a result of capital expenditures related to the tire bead wire and welding wire expansion together with higher inventory levels. In January 1996, the Company entered into a $35.0 million unsecured revolving credit facility that will expire in November 2000, replacing the annual lines of credit that provided total availability of $20.0 million. In April 1997, the revolving credit facility was amended, increasing the Company's availability from $35.0 million to $50.0 million. At December 27, 1997, approximately $6.7 million was available under the facility. In January 1998, the revolving credit facility was amended, increasing the Company's availability to $55.0 million and raising the permitted ratio of funded debt to earnings before interest, taxes, depreciation and amortization through March 1998. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

YEAR 2000

         The Company has initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. The Company is currently in the process of upgrading its business systems to Year 2000 compliant software which is expected to enhance the performance of the Company's customer service, manufacturing and administrative processes. In addition, the Company is surveying key suppliers and customers in order to identify potential Year 2000 problems and determine the appropriate actions to be taken. The Company does not expect the costs directly associated with

Year 2000 compliance will have a material impact on its consolidated financial position or results of operations. The Company also does not expect any significant disruption in operations in the event that any of its suppliers or customers fail to achieve Year 2000 compliance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel rod; the Company's ability to raise selling prices in order to recover increases in steel rod prices; legal, environmental or regulatory developments that significantly impact the Company's operating costs; the success of the Company's new product initiatives, including the PC strand, collated fastener, tire bead wire and welding wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire and welding wire; the failure of the Company to receive regular and substantial orders for its new products; and unexpected delays in completion of the expansion of the PC strand facility.

OUTLOOK

         The Company's operating results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         Domestic wire rod market conditions tightened during the previous year and prices escalated due to actual and expected production outages at some of the major producers together with the filing of petitions alleging subsidized imports and dumping against certain countries exporting into the U.S.. In November 1997, the U.S. International Trade Commission ("ITC") ruled that while imports from certain countries were subsidized, such subsidies did not cause or threaten to cause material injury to domestic producers of wire rod. It is widely expected that the ITC's final determination on the dumping allegations, scheduled for March 1998, will be favorable to wire rod consumers. These developments have expanded the availability of wire rod to the Company, alleviating the supply constraints that have characterized the market in recent months. The Company expects that the resolution of the ITC filing together with recently announced expansions in domestic wire rod capacity should increase supplier competition and favorably impact quality and availability as the additional capacity becomes fully operational.

         The Company's business strategy continues to be focused on (1) further expansion into higher value products that offer the potential to generate significantly more attractive returns than the Company's traditional businesses and (2) improving the financial performance of the Company's traditional businesses or redeploying the capital investment into more productive uses. During 1994 - 1997, the Company built two new production facilities and reconfigured an existing operation in order to develop the manufacturing capabilities required to enter the markets for PC strand, collated fasteners, tire bead wire and welding wire. Sales of these new products are expected to increase from $33.1 million in 1997 to $100.0 million in 2000 when fully operational. The Company is proceeding with plans to expand the PC strand manufacturing facility to its design capacity of approximately $45.0 million in revenues. The expansion is expected to be completed in April 1998 at an incremental cost of approximately $1.0 million.

         The operating results of the Company will continue to be negatively impacted until sales of tire bead wire, welding wire and collated fasteners rise to significant levels. As the Company is currently incurring substantially all of the anticipated operating costs at these facilities, the incremental impact of projected increases in volume is expected to significantly improve its financial performance.

         The Company's cash flow is expected to significantly increase through the remainder of the year as a result of the sale of the agricultural fencing product line (see Note (7) of Notes to Consolidated Financial Statements), lower inventory levels, reduced capital expenditure requirements, and gradual improvement in operating results. Management currently intends to utilize any excess cash flow generated to pay down debt, thereby reducing interest expense.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

                  27 -     Financial Data Schedule (for SEC use only)

         b. Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended December 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INSTEEL INDUSTRIES, INC.
                                    Registrant



Date: February 12, 1998             By  /s/ H.O. Woltz III
                                        -------------------------------------
                                        H.O. Woltz III
                                        President and Chief Executive Officer




Date: February 12, 1998             By  /s/ Michael C. Gazmarian
                                        -------------------------------------
                                        Michael C. Gazmarian
                                        Chief Financial Officer and Treasurer