Form 10-Q
period 1998-03-28
INSTEEL INDUSTRIES INC
filed 1998-04-24
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



                  For the Quarterly Period Ended March 28, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



               FOR THE TRANSITION PERIOD FROM          TO
                                             ---------   ---------

                          COMMISSION FILE NUMBER 1-9929



                            INSTEEL INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



             North Carolina                             56-0674867
             --------------                             ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    1373 Boggs Drive, Mount Airy, North Carol              27030
    -----------------------------------------            ----------
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

             Yes [X]                                      No [ ]


     The number of shares outstanding of the registrant's common stock as of
                         April 23, 1998 was 8,442,512.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                    MARCH 28,   SEPTEMBER 30,
                                                                      1998          1997
                                                                   ----------   -------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $    1,097   $       1,079
    Accounts receivable, net                                           34,562          31,049
    Inventories                                                        44,311          44,463
    Prepaid expenses and other                                          1,762           1,702
    Net assets of discontinued operations                                  --           1,869
                                                                   ----------   -------------
        Total current assets                                           81,732          80,162
Property, plant and equipment, net                                     81,990          86,401
Other assets                                                            5,641           4,913
                                                                   ----------   -------------
        Total assets                                               $  169,363   $     171,476
                                                                   ==========   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $   31,092   $      31,639
    Accrued expenses                                                    9,186           9,216
    Current portion of long term debt                                     620           2,620
                                                                   ----------   -------------
        Total current liabilities                                      40,898          43,475
Long term debt                                                         54,934          49,673
Deferred income taxes                                                   4,620           5,989
Other liabilities                                                       1,032           1,017
Shareholders' equity:
    Common stock                                                       16,885          16,873
    Additional paid in capital                                         38,232          38,200
    Retained earnings                                                  12,762          16,249
                                                                   ----------   -------------
        Total shareholders' equity                                     67,879          71,322
                                                                   ----------   -------------
        Total liabilities and shareholders' equity                 $  169,363   $     171,476
                                                                   ==========   =============


                        INSTEEL INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF EARNINGS
                (In thousands except for per share data)
                          (Unaudited)


                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   -----------------------     ------------------------
                                                                   MARCH 28,     MARCH 31,     MARCH 28,      MARCH 31,
                                                                     1998          1997          1998           1997
                                                                   ---------     ---------     ---------      ---------
Net sales                                                          $  62,996     $  65,250     $ 122,915      $ 123,676
Cost of sales                                                         61,669        60,607       120,113        115,623
                                                                   ---------     ---------     ---------      ---------
    Gross profit                                                       1,327         4,643         2,802          8,053
Selling, general and administrative expense                            3,338         3,167         6,418          6,123
                                                                   ---------     ---------     ---------      ---------
    Operating income (loss)                                           (2,011)        1,476        (3,616)         1,930
Interest expense                                                       1,049           432         2,017            836
Other expense (income)                                                (2,472)           10        (2,430)             8
                                                                   ---------     ---------     ---------      ---------
    Earnings (loss) from continuing operations before
        income taxes and extraordinary item                             (588)        1,034        (3,203)         1,086
Provision (benefit) for income taxes                                    (209)          376        (1,137)           394
                                                                   ---------     ---------     ---------      ---------
    Earnings (loss) from continuing operations before
        extraordinary item                                              (379)          658        (2,066)           692
Discontinued operations:
    Loss from operations of Insteel Construction Systems
        net of income tax benefits of $ - , $229, $ - and $395            --          (401)           --           (693)
    Loss on disposal of Insteel Construction Systems,
        including provision of $400 for operating losses
        during phase out period (net of income tax benefit
        of $1,245)                                                        --        (2,184)                      (2,184)
                                                                   ---------     ---------     ---------      ---------
            Loss from discontinued operations                             --        (2,585)           --         (2,877)
                                                                   ---------     ---------     ---------      ---------
                Loss before extraordinary item                          (379)       (1,927)       (2,066)        (2,185)
Extraordinary item:
    Loss on early extinguishment of debt (net of income
        tax benefit of $224)                                            (408)           --          (408)            --
                                                                   ---------     ---------     ---------      ---------
                Net loss                                           $    (787)    $  (1,927)    $  (2,474)     $  (2,185)
                                                                   =========     =========     =========      =========
Weighted average shares outstanding                                    8,443         8,436         8,442          8,436
                                                                   =========     =========     =========      =========
Per share:

    Earnings (loss) from continuing operations                     $   (0.04)    $    0.08     $   (0.24)     $    0.08
    Loss from discontinued operations                                     --         (0.31)           --          (0.34)
    Extraordinary loss on early extinguishment of debt                 (0.05)           --         (0.05)            --
                                                                   =========     =========     =========      =========
            Net loss                                               $   (0.09)    $   (0.23)    $   (0.29)     $   (0.26)
                                                                   =========     =========     =========      =========
    Dividends paid                                                 $    0.06     $    0.06     $    0.12      $    0.12
                                                                   =========     =========     =========      =========


                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                              SIX MONTHS ENDED
                                                                           -----------------------
                                                                           MARCH 28,     MARCH 31,
                                                                             1998          1997
                                                                           ---------     ---------
OPERATING ACTIVITIES:
    Net earnings (loss) from continuing operations                         $  (2,474)    $     692
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
            Extraordinary loss on early extinguishment of debt                   408            --
            Depreciation and amortization                                      4,696         4,339
            Accounts receivable, net                                          (3,450)        3,097
            Inventories                                                          153        (8,538)
            Accounts payable and accrued expenses                               (578)        1,452
            Gain on sale of property, plant and equipment                     (5,177)          (57)
            Other changes                                                     (2,335)          726
                                                                           ---------     ---------
                Total adjustments                                             (6,283)        1,019
                                                                           ---------     ---------
                Net cash provided by (used for) operating activities          (8,757)        1,711
                                                                           ---------     ---------

DISCONTINUED OPERATING ACTIVITIES:
                Net cash provided by discontinued operating activities         1,869         1,026

INVESTING ACTIVITIES:
    Capital expenditures                                                      (3,937)      (13,886)
    Proceeds on notes receivable                                                  12            78
    Proceeds from sale of property, plant and equipment                        8,966
                                                                           ---------     ---------
                Net cash provided by (used for) investing activities           5,041       (13,808)
                                                                           ---------     ---------
FINANCING ACTIVITIES:
    Proceeds from long term debt                                              64,469        56,225
    Principal payments on long term debt                                     (61,635)      (45,099)
    Proceeds from stock options                                                   44
    Dividends paid                                                            (1,013)       (1,021)
                                                                           ---------     ---------
                Net cash provided by financing activities                      1,865        10,105
                                                                           ---------     ---------

Net increase (decrease) in cash                                                   18          (966)
Cash and cash equivalents at beginning of period                               1,079         1,423
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                 $   1,097     $     457
                                                                           =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                           $  2,288      $  1,131
        Income taxes                                                            523           419

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

(3) INVENTORIES


                                  MARCH 28,            SEPTEMBER 30,
                                    1998                   1997
                                  ---------            -------------
Raw materials                     $  23,979            $      24,698
Supplies                              2,160                    2,147
Work in process                       1,748                    1,730
Finished goods                       16,424                   15,888
                                  ---------            -------------
    Total inventories             $  44,311            $      44,463
                                  =========            =============


(4) Sale of Agricultural Fencing Product Line

         In February 1998, the Company sold the inventory and equipment related to its agricultural fencing product line to Keystone Consolidated Industries, Inc. for approximately $12.6 million. The final sales price is subject to adjustment based upon changes in the specific equipment and inventories included in the transaction. Under the terms of the agreement, Insteel will continue manufacturing agricultural fencing products for Keystone during a transition period until the equipment is relocated to Keystone's production facilities. Insteel's second-quarter financial results reflect a pre-tax gain of $2.5 million on the sale of the assets in other income, net of a provision for the estimated transition-related costs. The Company expects to gradually cease its agricultural fencing manufacturing activities during the second half of 1998 as the equipment is relocated.

(5) EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

         In March 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its unsecured revolving credit facility. The Company recorded an extraordinary loss of $408,000 after income taxes, or approximately five cents per share, in the second quarter of 1998 related to the redemption premium and write-off of deferred financing costs.

(6) DISCONTINUED OPERATIONS

         In May 1997, the Company sold its Insteel Construction Systems division ("ICS"), which manufactured and marketed the Insteel 3-D(R) building panel. ICS has been classified as a discontinued operation in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30.

         The operating results of the discontinued ICS division are as follows:


                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   -----------------------  -----------------------
                                                                   MARCH 28,     MARCH 31,  MARCH 28,     MARCH 31,
                                                                        1998          1997       1998        1997
                                                                   ---------     ---------  ---------     ---------

Net sales                                                          $      --     $     205  $      --     $     580
Cost of sales                                                             --           320         --           743
                                                                   ---------     ---------  ---------     ---------
    Gross loss                                                            --          (115)        --          (163)
Selling, general and administrative expense                               --           356         --           720
                                                                   ---------     ---------  ---------     ---------
    Operating loss                                                        --          (471)        --          (883)
Interest expense                                                          --            41         --            82
Other expense                                                             --           118         --           123
                                                                   ---------     ---------  ---------     ---------
    Loss from operations of Insteel Construction
        Systems before income taxes                                       --          (630)        --        (1,088)
Benefit for income taxes                                                  --          (229)        --          (395)
                                                                   ---------     ---------  ---------     ---------
    Loss from operations of Insteel Construction
        Systems                                                    $      --     $    (401) $      --     $    (693)
                                                                   =========     =========  =========     =========


         The net assets of the discontinued ICS division were valued at the lower of cost or realizable value. The components of net assets are as follows:


                                                   MARCH 28,      SEPTEMBER 30,
                                                     1998              1997
                                                  -----------     -------------
Prepaid expenses and other                        $        --     $         323
Property, plant and equipment, net                         --             1,418
Other assets                                               --               803
                                                  -----------     -------------
    Total assets                                           --             2,544
                                                  -----------     -------------
Accrued expenses                                           --               675
                                                  -----------     -------------
    Total liabilities                                      --               675
                                                  -----------     -------------
        Net assets of discontinued operations     $        --     $       1,869
                                                  ===========     =============

(7) Earnings Per Share

         Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the primary and fully diluted earnings per share ("EPS") computations with basic and diluted EPS. Basic EPS are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and dilutive securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS. Options to purchase 532,000 shares and 459,000 shares for the quarters ended March 28, 1998 and March 31, 1997, respectively, were antidilutive and were not included in the diluted EPS computation.

         The reconciliation of basic and diluted EPS is as follows:


                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           MARCH 28,   MARCH 31,   MARCH 28,   MARCH 31,
                                                             1998        1997        1998         1997
                                                           ---------   ---------   ---------   ---------

Earnings (loss) from continuing operations                      (379)        658      (2,066)        692
Loss from discontinued operations                                 --      (2,585)         --      (2,877)
Extraordinary loss on early extinguishment of debt              (408)         --        (408)         --
                                                           ---------   ---------   ---------   ---------
    Net loss                                                    (787)     (1,927)     (2,474)     (2,185)
                                                           =========   =========   =========   =========


Weighted average shares outstanding:
    Weighted average shares outsstandng (basic)                8,433       8,436       8,442       8,436
    Dilutive effect of stock options                              --          --          --          --
                                                           ---------   ---------   ---------   ---------
        Weighted average shares oustanding (diluted)           8,433       8,436       8,442       8,436
                                                           =========   =========   =========   =========


Earnings (loss) per share (basic and diluted):
    Earnings (loss) from continuing operations                 (0.04)       0.08       (0.24)       0.08
    Loss from discontinued operation                              --       (0.31)         --       (0.34)
    Extraordinary loss on early extinguishment of debt         (0.05)         --       (0.05)         --
                                                           ---------   ---------   ---------   ---------

        Net loss                                               (0.09)      (0.23)      (0.29)      (0.26)
                                                           =========   =========   =========   =========

(8) NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected information about operating segments and related disclosures about products and services, major customers and geographic areas. As the requirements of these statements only impact financial statement disclosures, they are not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS' No. 130 and 131 in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)



                                                          THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                -------------------------------------       ---------------------------------------
                                                MARCH 28,                   MARCH 31,        MARCH 28,                    MARCH 31,
                                                  1998        CHANGE          1997             1998          CHANGE          1997
                                                ---------    ---------      ---------       ----------       ------        --------
Net sales                                       $  62,996           (3%)    $  65,250       $  122,915           (1%)      $123,676
Gross profit                                        1,327          (71%)        4,643            2,802          (65%)         8,053
    Percentage of net sales                           2.1%                        7.1%             2.3%                         6.5%
Selling, general and administrative expense     $   3,338            5%     $   3,167       $    6,418            5%       $  6,123
    Percentage of net sales                           5.3%                        4.9%             5.2%                         5.0%
Operating income (loss)                         $  (2,011)         N/M      $   1,476       $   (3,616)         N/M        $  1,930
    Percentage of net sales                          (3.2%)                       2.3%            (2.9%)                        1.6%
Interest expense                                $   1,049          143%     $     432       $    2,017          141%       $    836
    Percentage of net sales                           1.7%                        0.7%             1.6%                         0.7%
Effective income tax rate                            35.5%                       36.3%            35.5%                        36.3%
Earnings (loss) from continuing operations      $    (379)         N/M      $     658       $   (2,066)         N/M        $    692
    Percentage of net sales                          (0.6%)                       1.0%            (1.7%)                        0.6%


         Insteel's net sales for the second quarter declined 3% from a year ago to $63.0 million. For the six-month period, sales were down 1% from the prior year. The sales decrease was primarily a result of the Company's exit from the agricultural fencing business that reduced current year sales relative to the comparable year-ago periods. Excluding agricultural fencing products, sales of the wire products business unit were up 12% and 5% for the second quarter and six-month periods due to higher sales of bulk nails, collated fasteners and industrial wire. Sales of the concrete reinforcing products business unit fell 5% for the second quarter primarily as a result of lower shipments of PC strand. For the six-month period, sales of concrete reinforcing products were up 1% due to higher sales of welded wire mesh. Sales of tire bead wire and welding wire were insignificant for the second quarter and six-month periods as the Company continued to operate under testing and qualification conditions with prospective customers.

          Gross margins for the second quarter decreased 71% to 2.1% of sales compared with 7.1% in the prior year. For the six-month period, gross margins fell 65% to 2.3% of sales from 6.5% a year ago. The reduction in margins was primarily caused by a narrowing in spreads between selling values and raw material costs in certain products and markets together with low operating volumes at the Company's recent expansions. The Virginia manufacturing facility continued to operate at a significant loss as substantially all of the anticipated production costs related to tire bead wire and welding wire were incurred with negligible offsetting revenues. The Company's other new business initiative, collated fasteners, operated at a loss due to insufficient sales volume. Gross margins were also negatively impacted by higher per-unit conversion costs at the Company's other production facilities as manufacturing expenses rose disproportionate to operating volumes.

         Selling, general and administrative expense ("SG&A expense") rose 5% for the second quarter, increasing to 5.3% of sales from 4.9% in the prior year. For the six-month period, SG&A expense increased 5%, rising to 5.2% of sales from 5.0% a year ago. The increase in SG&A expense was primarily caused by higher selling expenses related to the Company's new businesses.

         Interest expense rose sharply for the second quarter and six-month periods compared with a year ago due to higher borrowing levels on the Company's revolving credit facility. The increase in debt was primarily related to capital expenditures for the tire bead wire and welding wire expansion together with higher inventory levels.

         Second-quarter results reflect a pre-tax gain of $2.5 million on the sale of the assets in other income, net of a provision for the estimated transition-related costs. In February 1998, the Company sold the inventory and equipment related to its agricultural fencing product line.

         The Company recorded an extraordinary loss of $408,000 after income taxes, or approximately five cents per share, in the second quarter related to the early extinguishment of debt. In March 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its unsecured revolving credit facility.

         Second quarter and six-month results for the prior year reflect a $2.6 million and $2.9 million loss, respectively, related to the sale of the company's Insteel Construction Systems division (ICS) and the reclassification of the segment as discontinued operations. ICS manufactured and marketed the Insteel 3-D(R) building panel.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                              SIX MONTHS ENDED
                                                          -------------------------
                                                          MARCH 28,       MARCH 31,
                                                            1998            1997
                                                          ---------       ---------
Net cash provided by (used for) operating activities      $  (8,757)      $   1,711
Net cash provided by (used for) investing activities          5,041         (13,808)
Net cash provided by financing activities                     1,865          10,105
Long-term debt                                               54,934          40,856
    Percentage of total capital                                  45%             37%
Shareholders' equity                                      $  67,879       $  70,471
    Percentage of total capital                                  55%             63%
Total capital (long-term debt + shareholders' equity)     $ 122,813       $ 111,327



         Operating activities used $8.8 million of cash for the six-month period while providing $1.7 million a year ago. The year-to-year change was principally related to the deterioration in the financial results of the Company during the current year. Receivables increased largely due to the balances associated with the sale of the assets of the agricultural fencing product line in comparison to the prior year decline. Inventory levels remained flat during the current year due to higher beginning-of- the-year balances and the sale of agricultural fencing inventories. During the year ago period, inventories had increased in anticipation of the seasonal upturn in sales that normally occurs in the second half of the year.

         Investing activities provided $5.0 million of cash for the six-month period while using $13.8 million a year ago. The year-to-year change was primarily related to the current year proceeds from the sale of agricultural fencing equipment together with a reduction in capital expenditures. Capital expenditures were higher during the year-ago period principally due to the tire bead wire and welding wire expansion.

         Financing activities provided $1.9 million of cash for the six-month period compared with $10.1 million a year ago. The increase in debt during the prior year was primarily related to capital expenditures for the tire bead wire and welding wire expansion together with the increase in inventories.

         The Company's long-term debt to capital ratio increased to 45% at March 28, 1998 compared with 37% at March 31, 1997 primarily as a result of capital expenditures related to the tire bead wire and welding wire expansion together with higher inventory levels. In January 1998, the Company's unsecured revolving credit facility was amended, increasing the availability to $55.0 million and raising the permitted ratio of funded debt to earnings before interest, taxes, depreciation and amortization through March 1998. In March 1998, the revolving credit facility was again amended in order to fund the prepayment of the Company's $10.0 million 8.25% senior secured notes. The Company's availability was increased to $60.0 million through October 3, 1998, declining to $57.5 million on October 4, 1998 and $55.0 million on January 3, 1999. At March 28, 1998, approximately $9.2 million was available under the facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

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

         Domestic wire rod market conditions tightened during the previous year and prices escalated due to actual and expected production outages at some of the major producers together with the filing of petitions alleging subsidized imports and dumping against certain countries exporting into the U.S.. In November 1997, the U.S. International Trade Commission ("ITC") ruled that while imports from certain countries were subsidized, such subsidies did not cause or threaten to cause material injury to domestic producers of wire rod. In March 1998, the ITC ruled against the domestic wire rod producers on the dumping allegations as well. These developments have expanded the availability of wire rod to the Company, alleviating the supply constraints that have characterized the market over the past year. The Company expects that the resolution of the ITC filing together with recently announced expansions in domestic wire rod capacity should increase supplier competition and favorably impact quality and availability as the additional capacity becomes fully operational.

         The Company's business strategy continues to be focused on (1) further expansion into higher value products that offer the potential to generate significantly more attractive returns than the Company's traditional businesses and (2) improving the financial performance of the Company's traditional businesses or redeploying the capital investment into more productive uses. During 1994 - 1997, the Company built two new production facilities and reconfigured an existing operation in order to develop the manufacturing capabilities required to enter the markets for PC strand, collated fasteners, tire bead wire and welding wire. Sales of these new products are expected to increase from $33.1 million in 1997 to $100.0 million in 2000 when fully operational. The Company is proceeding with plans to expand the PC strand manufacturing facility to its design capacity of approximately $45.0 million in revenues. The expansion will be completed in May 1998 at an incremental cost of approximately $1.0 million.

         During the second quarter, significant progress was made towards the completion of the qualification process for tire bead wire and welding wire as the Company began to ship truckload quantities of both products. Sales of collated fasteners increased within the quarter, rising to a record level in March. The operating results of the Company will continue to be negatively impacted until sales of these new products rise to significant levels. As the Company is currently incurring substantially all of the anticipated operating costs at these facilities, the incremental impact of projected increases in volume is expected to significantly improve its financial performance.

         The Company's cash flow is expected to significantly increase through the remainder of the year as a result of the sale of the agricultural fencing product line (see Note (4) of Notes to Consolidated Financial Statements), lower inventory levels, reduced capital expenditure requirements, and gradual improvement in operating results. Management currently intends to utilize any excess cash flow generated to pay down debt, thereby reducing interest expense.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its 1998 Annual Meeting of Shareholders on February 3, 1998. The items acted upon at the meeting and voting results were as follows:


        (1) Election of three directors of the Company for three-year terms ending in 2001:


                                                                             VOTES
                                                                 -------------------------------
                                                                    FOR                 WITHHELD
                                                                 ---------              --------
Howard O. Woltz, Jr.                                             7,266,210                84,724
C. Richard Vaughn                                                7,263,050                87,884
Louis E. Hannen                                                  7,266,263                84,671


        (2) Approval of the issuance of shares of the Company's Common Stock to certain employees of the Company as partial payment of bonuses under the Company's Return on Capital Incentive Compensation Plan:


                          VOTES
      -------------------------------------------------
         FOR            WITHHELD                ABSTAIN
      ---------         --------               --------
      6,770,552          501,301                 79,081



        (3) Approval of the issuance of shares of the Company's Common Stock to non-employee directors as partial payment of their annual retainer fee under the Company's Director Compensation
                 Plan:


                             VOTES
      ----------------------------------------------------
         FOR                WITHHELD               ABSTAIN
      ---------             --------               -------
      7,107,492              143,045               100,397



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

                  27 - Financial Data Schedule

         b. Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INSTEEL INDUSTRIES, INC.
                                       Registrant



Date: April 23, 1998                   By /s/H.O. Woltz
                                          -------------------------------------
                                          H.O. Woltz III
                                          President and Chief Executive Officer




Date: April 23, 1998                    By /s/Michael C. Gazmarian
                                          -------------------------------------
                                           Michael C. Gazmarian
                                           Chief Financial Officer and Treasurer