Form 10-Q
period 1998-06-27
INSTEEL INDUSTRIES INC
filed 1998-08-10
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------

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

                         Yes [X]                       No [ ]

         The number of shares outstanding of the registrant's common stock as of August 7, 1998 was 8,442,512.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                  JUNE 27,         SEPTEMBER 30,
                                                                                    1998               1997
                                                                                ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $        719       $      1,079
  Accounts receivable, net                                                            32,145             31,049
  Inventories                                                                         37,381             44,463
  Prepaid expenses and other                                                           1,862              1,702
  Net assets of discontinued operations                                                   --              1,869
                                                                                ------------       ------------
    Total current assets                                                              72,107             80,162
Property, plant and equipment, net                                                    80,935             86,401
Other assets                                                                           5,363              4,913
                                                                                ------------       ------------
    Total assets                                                                $    158,405       $    171,476
                                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $     27,242       $     31,639
  Accrued expenses                                                                     8,973              9,216
  Current portion of long-term debt                                                      620              2,620
                                                                                ------------       ------------
    Total current liabilities                                                         36,835             43,475
Long-term debt                                                                        48,498             49,673
Deferred income taxes                                                                  4,658              5,989
Other liabilities                                                                      1,036              1,017
Shareholders' equity:
  Common stock                                                                        16,885             16,873
  Additional paid-in capital                                                          38,232             38,200
  Retained earnings                                                                   12,261             16,249
                                                                                ------------       ------------
    Total shareholders' equity                                                        67,378             71,322
                                                                                ------------       ------------
    Total liabilities and shareholders' equity                                  $    158,405       $    171,476
                                                                                ============       ============

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           -------------------------     -------------------------
                                                            JUNE 27,       JUNE 30,       JUNE 27,       JUNE 30,
                                                              1998           1997           1998           1997
                                                           ----------     ----------     ----------     ----------
Net sales                                                  $   69,275     $   68,127     $  192,190     $  191,803
Cost of sales                                                  65,258         62,265        185,371        177,888
                                                           ----------     ----------     ----------     ----------
  Gross profit                                                  4,017          5,862          6,819         13,915
Selling, general and administrative expense                     3,070          3,223          9,488          9,346
                                                           ----------     ----------     ----------     ----------
  Operating income (loss)                                         947          2,639         (2,669)         4,569
Interest expense                                                  911            636          2,928          1,472
Other expense (income)                                             28            158         (2,402)           166
                                                           ----------     ----------     ----------     ----------
  Earnings (loss) from continuing operations before
    income taxes and extraordinary item                             8          1,845         (3,195)         2,931
Provision (benefit) for income taxes                                3            669         (1,134)         1,063
                                                           ----------     ----------     ----------     ----------
  Earnings (loss) from continuing operations before
    extraordinary item                                              5          1,176         (2,061)         1,868
Discontinued operations:
  Loss from operations of Insteel Construction Systems
    net of income tax benefit of $395                              --             --             --           (693)
  Loss on disposal of Insteel Construction Systems,
    including provision of $400 for operating losses
    during phase-out period (net of income tax benefit
    of $1,245)                                                     --             --             --         (2,184)
                                                           ----------     ----------     ----------     ----------
      Loss from discontinued operations                            --             --             --         (2,877)
                                                           ----------     ----------     ----------     ----------
        Earnings (loss) before extraordinary item                   5          1,176         (2,061)        (1,009)
Extraordinary item:
  Loss on early extinguishment of debt (net of income
    tax benefit of $224)                                           --             --           (408)            --
                                                           ----------     ----------     ----------     ----------

      Net earnings (loss)                                  $        5     $    1,176     $   (2,469)    $   (1,009)
                                                           ==========     ==========     ==========     ==========

Weighted average shares outstanding (basic)                     8,443          8,437          8,442          8,436
                                                           ==========     ==========     ==========     ==========

Per share (basic):
  Earnings (loss) from continuing operations               $       --     $     0.14     $    (0.24)    $     0.22
  Loss from discontinued operations                                --             --             --          (0.34)
  Extraordinary loss on early extinguishment of debt               --             --          (0.05)            --
                                                           ----------     ----------     ----------     ----------
      Net earnings (loss)                                  $       --     $     0.14     $    (0.29)    $    (0.12)
                                                           ==========     ==========     ==========     ==========

Dividends paid                                             $     0.06     $     0.06     $     0.18     $     0.18
                                                           ==========     ==========     ==========     ==========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                -----------------------------
                                                                                 JUNE 27,           JUNE 30,
                                                                                   1998               1997
                                                                                ----------         ----------
OPERATING ACTIVITIES:
  Net earnings (loss) from continuing operations                                $   (2,469)        $    1,868
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Extraordinary loss on early extinguishment of debt                               408                 --
      Depreciation and amortization                                                  6,767              6,253
      Accounts receivable, net                                                      (1,091)             1,408
      Inventories                                                                    7,082            (12,880)
      Accounts payable and accrued expenses                                         (4,639)             5,521
      Gain on sale of assets                                                        (4,704)                --
      Other changes                                                                 (2,688)               617
                                                                                ----------         ----------
        Total adjustments                                                            1,135                919
                                                                                ----------         ----------
        Net cash provided by (used for) operating activities                        (1,334)             2,787
                                                                                ----------         ----------

DISCONTINUED OPERATING ACTIVITIES:
        Net cash provided by discontinued operating activities                       1,869                847

INVESTING ACTIVITIES:
  Capital expenditures                                                              (5,261)           (22,354)
  Proceeds on notes receivable                                                         134                636
  Proceeds from sale of property, plant and equipment                                8,864                 --
                                                                                ----------         ----------
        Net cash provided by (used for) investing activities                         3,737            (21,718)
                                                                                ----------         ----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                      86,118             89,676
  Principal payments on long-term debt                                             (89,275)           (71,425)
  Proceeds from stock options                                                           44                 --
  Dividends paid                                                                    (1,519)            (1,527)
                                                                                ----------         ----------
        Net cash provided by (used for) financing activities                        (4,632)            16,724
                                                                                ----------         ----------

Net decrease in cash                                                                  (360)            (1,360)
Cash and cash equivalents at beginning of period                                     1,079              1,423
                                                                                ----------         ----------
Cash and cash equivalents at end of period                                      $      719         $       63
                                                                                ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                    $    3,177         $    1,609
    Income taxes                                                                       596                613

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

(3)  INVENTORIES

                                                  JUNE 27,     SEPTEMBER 30,
                                                    1998            1997
                                                 ----------    -------------
         Raw materials                           $   20,652     $   24,698
         Supplies                                     2,187          2,147
         Work in process                              1,588          1,730
         Finished goods                              12,954         15,888
                                                 ----------     ----------
             Total inventories                   $   37,381     $   44,463
                                                 ==========     ==========

(4)  SALE OF AGRICULTURAL FENCING PRODUCT LINE

         In February 1998, the Company sold the inventory and equipment related to its agricultural fencing product line to Keystone Consolidated Industries, Inc. for approximately $12.6 million. The final sales price is subject to adjustment based upon changes in the specific equipment and inventories included in the transaction. Under the terms of the agreement, Insteel agreed to manufacture agricultural fencing products for Keystone during a transition period until the equipment was relocated to Keystone's production facilities. Insteel's nine-month financial results reflect a pre-tax gain of $2.5 million on the sale of the assets in other income, net of a provision for the estimated transition-related costs. The Company expects to cease its agricultural fencing manufacturing activities by the end of the current fiscal year.

(5)  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

         In March 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its unsecured revolving credit facility. Insteel's nine-month financial results reflect an extraordinary loss of $408,000 after income taxes, or approximately five cents per share, related to the redemption premium and write-off of deferred financing costs.

(6)  DISCONTINUED OPERATIONS

         In May 1997, the Company sold its Insteel Construction Systems division ("ICS"), which manufactured and marketed the Insteel 3-D(R) building panel. ICS has been classified as a discontinued operation in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30.

         The operating results of the discontinued ICS division are as follows:

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      ---------------------     ---------------------
                                                      JUNE 27,     JUNE 30,     JUNE 27,     JUNE 30,
                                                        1998         1997         1998         1997
                                                      --------     --------     --------     --------
Net sales                                             $     --     $     --     $     --     $    580
Cost of sales                                               --           --           --          743
                                                      --------     --------     --------     --------
  Gross loss                                                --           --           --         (163)
Selling, general and administrative expense                 --           --           --          720
                                                      --------     --------     --------     --------
  Operating loss                                            --           --           --         (883)
Interest expense                                            --           --           --           82
Other expense                                               --           --           --          123
                                                      --------     --------     --------     --------
  Loss from operations of Insteel Construction
    Systems before income taxes                             --           --           --       (1,088)
Benefit for income taxes                                    --           --           --         (395)
                                                      --------     --------     --------     --------
  Loss from operations of Insteel Construction
    Systems                                           $     --     $     --     $     --     $   (693)
                                                      ========     ========     ========     ========

         The net assets of the discontinued ICS division were valued at the lower of cost or realizable value. The components of net assets are as follows:

                                                                               JUNE 27,     SEPTEMBER 30,
                                                                                 1998           1997
                                                                               --------     -------------
Prepaid expenses and other                                                     $     --        $    323
Property, plant and equipment, net                                                   --           1,418
Other assets                                                                         --             803
                                                                               --------        --------
  Total assets                                                                       --           2,544
                                                                               --------        --------
Accrued expenses                                                                     --             675
                                                                               --------        --------
  Total liabilities                                                                  --             675
                                                                               ========        ========
    Net assets of discontinued operations                                      $     --        $  1,869
                                                                               ========        ========

(7)  EARNINGS PER SHARE

         In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the primary and fully diluted earnings per share ("EPS") computations with basic and diluted EPS. Basic EPS are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and dilutive securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS. Options to purchase 354,000 shares and 269,000 shares for the quarters ended June 27, 1998 and June 30, 1997, respectively, were antidilutive and were not included in the diluted EPS computation.

         The reconciliation of basic and diluted EPS is as follows:

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           ---------------------     ---------------------
                                                           JUNE 27,     JUNE 30,     JUNE 27,     JUNE 30,
                                                             1998         1997         1998         1997
                                                           --------     --------     --------     --------
Earnings (loss) from continuing operations                 $      5     $  1,176     $ (2,061)    $  1,868
Loss from discontinued operations                                --           --           --       (2,877)
Extraordinary loss on early extinguishment of debt               --           --         (408)          --
                                                           --------     --------     --------     --------
  Net earnings (loss)                                      $      5     $  1,176     $ (2,469)    $ (1,009)
                                                           ========     ========     ========     ========

Weighted average shares outstanding:
  Weighted average shares outstanding (basic)                 8,443        8,437        8,442        8,436
  Dilutive effect of stock options                               12           13           --           --
                                                           --------     --------     --------     --------
    Weighted average shares outstanding (diluted)             8,455        8,450        8,442        8,436
                                                           ========     ========     ========     ========

Earnings (loss) per share (basic and diluted):
  Earnings (loss) from continuing operations               $     --     $   0.14     $  (0.24)    $   0.22
  Loss from discontinued operations                              --           --           --        (0.34)
  Extraordinary loss on early extinguishment of debt             --           --        (0.05)          --
                                                           --------     --------     --------     --------
    Net earnings (loss)                                    $     --     $   0.14     $  (0.29)    $  (0.12)
                                                           ========     ========     ========     ========

(8)  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected information about operating segments and related disclosures about products and services, major customers and geographic areas. As the requirements of these statements only impact financial statement disclosures, they are not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS' No. 130 and 131 in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 --------------------------------------     --------------------------------------
                                                  JUNE 27,                    JUNE 30,       JUNE 27,                    JUNE 30,
                                                    1998         CHANGE         1997           1998         CHANGE         1997
                                                 ----------    ----------    ----------     ----------    ----------    ----------
Net sales                                        $   69,275          2%      $   68,127     $  192,190         --       $  191,803
Gross profit                                          4,017        (31%)          5,862          6,819        (51%)         13,915
  Percentage of net sales                               5.8%                        8.6%           3.5%                        7.3%
Selling, general and administrative expense      $    3,070         (5%)     $    3,223     $    9,488          2%      $    9,346
  Percentage of net sales                               4.4%                        4.7%           4.9%                        4.9%
Operating income (loss)                          $      947        N/M       $    2,639     $   (2,669)       N/M       $    4,569
  Percentage of net sales                               1.4%                        3.9%          (1.4%)                       2.4%
Interest expense                                 $      911         43%      $      636     $    2,928         99%      $    1,472
  Percentage of net sales                               1.3%                        0.9%           1.5%                         .8%
Effective income tax rate                              37.5%                       36.3%          35.5%                       36.3%
Earnings (loss) from continuing operations       $        5       (100%)     $    1,176     $   (2,061)       N/M       $    1,868
  Percentage of net sales                                --                         1.7%          (1.1%)                       1.0%

         Insteel's net sales for the third quarter rose 2% from a year ago to $69.3 million. For the nine-month period, sales increased slightly from the prior year. The growth in sales was in spite of the Company's exit from the agricultural fencing business, which reduced current year sales relative to the comparable year-ago periods. Excluding agricultural fencing products, sales of wire products rose 11% and 6% for the third quarter and nine-month periods primarily due to higher sales of bulk nails. Sales of concrete reinforcing products increased 8% and 4% for the third quarter and nine-month periods as a result of higher shipments of welded wire mesh. Sales of tire bead wire and welding wire increased during the third quarter as the Company obtained customer approval on certain products and began to achieve consistent shipment levels.

         Gross margins for the third quarter decreased 31% to 5.8% of sales compared with 8.6% in the prior year. For the nine-month period, gross margins fell 51% to 3.5% of sales from 7.3% a year ago. The reduction in margins was primarily caused by a narrowing in spreads between selling values and raw material costs in certain products and markets together with low operating volumes at the Company's recent expansions. The Virginia manufacturing facility continued to operate at a significant loss as revenues remained well below the levels required to cover the costs necessary to support the anticipated ramp-up of the tire bead wire and welding wire businesses. The Company's other new business initiative, collated fasteners, also operated at a loss due to insufficient sales volume and pricing pressure resulting from increased import competition.

         Selling, general and administrative expense ("SG&A expense") declined 5% for the third quarter, falling to 4.4% of sales from 4.7% in the prior year. For the nine-month period, SG&A expense increased 2%, remaining flat as a percentage of sales at 4.9%. Selling expenses related to the Company's new businesses increased over the prior year while employee profit-sharing and incentive plan expenses declined.

         Interest expense rose sharply for the third quarter and nine-month periods compared with a year ago due to higher borrowing levels on the Company's revolving credit facility. The increase in debt was primarily related to capital expenditures for the tire bead wire and welding wire expansion together with higher average inventory levels.

         In February 1998, the Company sold the inventory and equipment related to its agricultural fencing product line. Nine-month results reflect a pre-tax gain of $2.5 million on the sale of the assets in other income, net of a provision for the estimated transition-related costs.

         In March 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its unsecured revolving credit facility. Nine-month results reflect an extraordinary loss of $408,000 after income taxes, or approximately five cents per share, related to the early extinguishment of debt.

         Nine-month results for the prior year reflect a $2.9 million loss related to the sale of the company's Insteel Construction Systems division (ICS) and the reclassification of the segment as discontinued operations. ICS manufactured and marketed the Insteel 3-D(R) building panel.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                                   NINE MONTHS ENDED
                                                                               -------------------------
                                                                                JUNE 27,       JUNE 30,
                                                                                  1998           1997
                                                                               ----------     ----------
         Net cash provided by (used for) operating activities                  $   (1,334)    $    2,787
         Net cash provided by (used for) investing activities                       3,737        (21,718)
         Net cash provided by (used for) financing activities                      (4,632)        16,724
         Long-term debt                                                            49,118         48,262
           Percentage of total capital                                                 42%            40%
         Shareholders' equity                                                  $   67,378     $   71,140
           Percentage of total capital                                               58%            60%
         Total capital (long-term debt + shareholders' equity)                 $  116,496     $  119,402

         Operating activities used $1.3 million of cash for the nine-month period while providing $2.8 million a year ago. The year-to-year change was principally related to the deterioration in the financial results of the Company during the current year. Inventories decreased during the current year primarily due to a reduction in raw material inventory levels together with the sale of agricultural fencing inventories. During the year-ago period, inventories were increased in anticipation of further price escalation in the fourth quarter. Cash generated from the inventory reduction during the current year was partially offset by a decline in accounts payable related to lower raw material purchases. During the prior year, accounts payable had increased as a result of higher purchase volumes required to build inventories.

         Investing activities provided $3.8 million of cash for the nine-month period while using $21.7 million a year ago. The year-to-year change was primarily related to a reduction in capital expenditures together with the current year proceeds from the sale of agricultural fencing equipment. Capital expenditures were higher during the year-ago period principally due to the tire bead wire and welding wire expansion.

         Financing activities used $4.6 million of cash for the nine-month period while providing $16.7 million a year ago. The increase in debt during the prior year was primarily related to funding the capital expenditures for the tire bead wire and welding wire expansion together with the increase in inventories.

         The Company's long-term debt to capital ratio increased to 42% at June 27, 1998 compared with 40% at June 30, 1997 primarily as a result of capital expenditures related to the tire bead wire and welding wire expansion together with the decline in the Company's financial results. In January 1998, the Company's unsecured revolving credit facility was amended, increasing the availability to $55.0 million and raising the permitted ratio of funded debt to earnings before interest, taxes, depreciation and amortization through March 1998. In March 1998, the revolving credit facility was again amended in order to fund the prepayment of the Company's $10.0 million 8.25% senior secured notes. The Company's availability was increased to $60.0 million through October 3, 1998, declining to $57.5 million on October 4, 1998 and $55.0 million on January 3, 1999. At June 27, 1998, approximately $15.6 million was available under the facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

YEAR 2000

         The Company has initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. The Company is currently in the process of upgrading its business systems to Year 2000 compliant software which is expected to enhance the performance of the Company's customer service, manufacturing and administrative processes. In addition, the Company is surveying key suppliers and customers in order to identify potential Year 2000 problems and determine the appropriate actions to be taken. Although the Company does not expect any significant disruption in operations in the event that any of its suppliers or customers fail to achieve Year 2000 compliance, there can be no assurances given to that effect. The Company does not expect the costs directly associated with Year 2000 compliance will have a material impact on its consolidated financial position or results of operations.

OUTLOOK

         The Company's financial results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         Domestic wire rod market conditions tightened during the previous year and prices escalated due to actual and expected production outages at some of the major producers together with the filing of petitions alleging subsidized imports and dumping against certain countries exporting into the U.S.. In November 1997, the U.S. International Trade Commission ("ITC") ruled that while imports from certain countries were subsidized, such subsidies did not cause or threaten to cause material injury to domestic producers of wire rod. In March 1998, the ITC ruled against the domestic wire rod producers on the dumping allegations as well. The resolution of the ITC filing together with recent expansions in domestic capacity have expanded the availability of wire rod to the Company and significantly increased supplier competition, resulting in lower price levels. The Company expects that these developments will alleviate the supply constraints that have characterized the market over the past year and favorably impact its financial results in ensuing quarters.

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

         During the third quarter, the Company completed the expansion of the PC strand manufacturing facility to its full design capacity. The Company expects that the recently enacted federal highway spending legislation will have a favorable impact on the demand for its concrete reinforcing products. Significant progress was made towards the completion of the qualification process for tire bead wire and welding wire as the Company obtained customer approval on certain products and began to attain consistent shipment volumes. The financial results of the Company will continue to be negatively impacted until sales of these products rise to projected levels. As the Company is currently incurring substantially all of the anticipated operating costs required to support its new businesses, the incremental impact of forecasted increases in sales is expected to significantly improve its financial performance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel rod; the Company's ability to raise selling prices in order to recover increases in steel rod prices; legal, environmental or regulatory developments that significantly impact the Company's operating costs; the success of the Company's new product initiatives, including the PC strand, collated fastener, tire bead wire and welding wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire and welding wire; and the failure of the Company to receive regular and substantial orders for its new products.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

                  27 -              Financial Data Schedule

         b. Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 27, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INSTEEL INDUSTRIES, INC.
                                        Registrant


Date: August 7, 1998               By   /s/ H.O. Woltz III
                                        ----------------------------------------
                                        H.O. Woltz III
                                        President and Chief Executive Officer



Date: August 7, 1998               By   /s/ Michael C. Gazmarian
                                        ----------------------------------------
                                        Michael C. Gazmarian
                                        Chief Financial Officer and Treasurer