Form 10-K405
period 1998-10-03
INSTEEL INDUSTRIES INC
filed 1998-12-03
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 1998


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

       Registrant's telephone number, including area code: (336) 786-2141


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
COMMON STOCK (NO PAR VALUE)                    NEW YORK STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant as of December 1, 1998 was $36,883,449.

         The number of shares outstanding of the registrant's common stock as of December 1, 1998 was 8,442,512.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Insteel Industries, Inc. ("Insteel" or "the Company") is a leading manufacturer of wire products that serves a broad range of markets nationwide. The Company's wholly-owned subsidiary, Insteel Wire Products Company ("IWP"), manufactures and markets concrete reinforcing products, industrial wire, nails, tire bead wire and welding wire for a multitude of construction and industrial applications.

         Insteel's business strategy is to attain leadership positions in the markets that it serves and continue expanding into higher value products that offer the potential to generate returns that exceed the Company's cost of capital. Future growth will leverage off of the Company's core competencies in the manufacture and sales of wire products.

         During 1998, the Company sold the inventory and equipment related to its agricultural fencing product line to Keystone Consolidated Industries, Inc. and exited the fencing business. Under the terms of the sale, the Company agreed to manufacture fencing products for Keystone until the equipment was relocated to its facilities. The Company expects to cease the remainder of its agricultural fencing activities by the end of the calendar year.

PRODUCTS

         CONCRETE REINFORCING PRODUCTS include welded wire fabric and PC strand. Welded wire fabric is produced as both a commodity and specially engineered reinforcing product for concrete pipe manufacturers, precasters, distributors and construction companies. PC strand is a sophisticated reinforcing product sold to precasters and post-tensioning suppliers that is used for both pretensioned and post-tensioned prestressed concrete construction.

         INDUSTRIAL WIRE PRODUCTS are primarily sold to manufacturers of springs for bedding, furniture, automotive seating and other applications, appliances, display racks and a multitude of other products. Product attributes vary with the end use and can include galvanizing for corrosion resistance and intermediate heat-treating, in addition to stringent tolerance requirements and mechanical properties.

         BULK NAILS consist of a wide variety of products such as common nails, finishing nails, box nails, sinkers, duplex nails and galvanized nails sold to wholesalers and distributors primarily for construction-related applications.

         COLLATED FASTENERS are comprised of a broad range of collated nails that are used by a variety of pneumatic nailing tools. The products are sold to distributors and original equipment manufacturers ("OEMs") primarily for construction-related applications.

         TIRE BEAD WIRE is a bronze-plated steel wire sold to tire manufacturers that is used to reinforce the inside diameter of a tire and hold the tire to the wheel.

         WELDING WIRE is a copper-plated steel wire sold to distributors and OEMs that is used as a filler metal material in GMAW welding applications.

MARKETING AND DISTRIBUTION

         Insteel markets its products through sales representatives who are employees of the Company. The Company's sales organization is aligned with its product lines, assigned to the specific markets served. The Company's products are sold directly to users and through numerous wholesalers, distributors and retailers located primarily in the eastern part of the U.S. as well as portions of the Southwest and West Coast.

         Insteel delivers its products using either its own trucking fleet, or via common or contract carriers, depending upon comparative costs and scheduling requirements. In order to minimize freight costs, the Company backhauls raw materials on its fleet whenever customer locations are in proximity to its suppliers.

CUSTOMERS

         The Company sells its products to a broad range of customers including original equipment manufacturers, distributors, wholesalers and retailers. Sealy Corporation accounted for approximately 11% of the Company's net sales in 1998 and 10% in 1997. There were no customers that represented 10% or more of the Company's net sales in 1996.

RAW MATERIALS

         The primary raw material required in the production of Insteel's wire products is hot rolled carbon steel wire rod. The Company purchases wire rod from both domestic and foreign suppliers. Domestic wire rod market conditions tightened during 1997 and prices escalated due to actual and expected production outages at some of the major producers together with the filing of petitions alleging subsidized imports and dumping against certain countries exporting into the U.S.. In November 1997, the U.S. International Trade Commission ("ITC") ruled that while imports from certain countries were subsidized, such subsidies did not cause or threaten to cause material injury to domestic producers of wire rod. In March 1998, the ITC ruled against the domestic wire rod producers on the dumping allegations as well. The resolution of the ITC filing together with recent expansions in domestic production capacity have increased the availability of wire rod to the Company, driving rod prices lower as supplier competition has intensified. The Company expects that these developments will alleviate the supply constraints that have characterized the market over the past year. The Company believes that raw materials and supplies are available in quantities adequate to meet its current and foreseeable needs and that alternative sources of supply are available to ensure its ability to service its customers should rod production be interrupted.

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

EMPLOYEES

         As of October 3, 1998, the Company employed 1,056 people. The Company has a collective bargaining agreement with a labor union at its Delaware plant covering its hourly employees. The Company believes that relations with the labor union and employees are satisfactory.

ENVIRONMENTAL MATTERS

         The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company has experienced no material difficulties in complying with legislative or regulatory standards and believes that these standards have not materially impacted its financial position or results of operations. Compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures should ultimately result in a material adverse effect on its financial position or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

Name                               Age        Position with the Company
--------------------------------   ---        -------------------------------------------------
Howard O. Woltz, Jr.                   73     Chairman of the Board and a Director

H.O. Woltz III                         42     President, Chief Executive Officer and a Director

Gary D. Kniskern                       53     Vice President - Administration and Secretary

Michael C. Gazmarian                   39     Chief Financial Officer and Treasurer

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

         H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in 1991 and has served in various capacities for more than 20 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, since 1981. Mr. Woltz has been a director of the Company since 1986 and also serves as President of Insteel Wire Products Company.

         Gary D. Kniskern was elected Vice President - Administration in 1994 and has served in various capacities for more than 19 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979.

         Michael C. Gazmarian joined Insteel as Chief Financial Officer and was elected Treasurer in 1994. He had been with Guardian Industries Corp., a privately-held glass manufacturer, since 1986, serving in various financial capacities, including most recently as Vice President - Finance and Administration for Consolidated Glass & Mirror Corp., a Guardian subsidiary.

         The executive officers listed above were elected by the Board of Directors at its annual meeting held February 3, 1998 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 9, 1999.

ITEM 2.  PROPERTIES.

         Insteel's corporate headquarters and IWP's divisional office are located in Mount Airy, North Carolina. IWP has eight manufacturing facilities located in Andrews, South Carolina (2 plants); Gallatin, Tennessee (2 plants); Dayton, Texas; Fredericksburg, Virginia; Mount Airy, North Carolina; and Wilmington, Delaware.

         The Company owns all of its properties with the exception of the land at its Wilmington facility, which is leased. The Dayton and Fredericksburg plants are pledged as security under long-term financing agreements. The Company owns and leases a fleet of trucks and trailers for the delivery of its products.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT?S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

         The Company's common stock is listed on the New York Stock Exchange under the symbol III. At December 1, 1998, there were 641 shareholders of record. Selected quarterly financial data appears under the caption "Financial Information by Quarter (Unaudited)" in Item 8(b) of this report.


ITEM 6. SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEAR ENDED
                                                   --------------------------------------------------------------------------------
                                                      OCTOBER 3,                                SEPTEMBER 30,
                                                                     --------------------------------------------------------------
                                                        1998             1997              1996            1995            1994
                                                   -------------     -------------    -------------   -------------   -------------
Net sales                                            $ 266,147         $ 262,325        $ 264,382       $ 258,582       $ 245,621
Earnings from continuing operations
    before extraordinary loss and                          328             2,536            5,237           5,344           5,230
    cumulative effect of change in
    accounting principle
Net earnings (loss)                                        (80)             (341)           4,243           6,336           5,097
Earnings per share from continuing
    operations before extraordinary
    loss and cumulative effect of
    change in accounting principle
    (basic and diluted)                                    .04               .30              .62             .64             .63
Net earnings (loss) per share
    (basic and diluted)                                   (.01)             (.04)             .50             .76             .61
Cash dividends per share                                   .24               .24              .24             .24             .24
Total assets                                           147,131           171,476          146,122         148,920         138,548
Long-term debt                                          35,743            49,673           29,655          21,451          26,215
Shareholders' equity                                    69,260            71,322           73,677          71,212          66,461

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

STATEMENTS OF EARNINGS - SELECTED DATA
(DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED
                                                      ---------------------------------------------------------------------------
                                                        OCTOBER 3,                                  SEPTEMBER 30,
                                                                                     --------------------------------------------
                                                          1998           CHANGE          1997           CHANGE          1996
                                                      --------------    ---------    -------------     --------    --------------
Net sales                                               $ 266,147            1%        $ 262,325         (1%)        $ 264,382
Gross profit                                               13,353          (29%)          18,852        (15%)           22,224
    Percentage of net sales                                   5.0%                           7.2%                          8.4%
Selling, general and administrative expense             $  13,410            8%        $  12,395          4%         $  11,973
    Percentage of net sales                                   5.0%                           4.7%                         4.5%
Operating income (loss)                                 $     (57)          N/M        $   6,457        (37%)        $  10,251
    Percentage of net sales                                    --                            2.5%                          3.9%
Interest expense                                        $   3,810           67%        $   2,276         18%         $   1,923
    Percentage of net sales                                   1.4%                           0.9%                          0.7%
Effective income tax rate                                    35.4%                          36.4%                         35.4%
Earnings from continuing operations                     $     328          (87%)       $   2,536        (52%)        $   5,237
    Percentage of net sales                                   0.1%                           1.0%                          2.0%

1998 COMPARED WITH 1997

         Net sales rose 1% to $266.1 million in 1998 from $262.3 million in 1997. The growth in sales was in spite of the sale of the Company's agricultural fencing product line, which reduced current year sales relative to the prior year. Excluding sales of agricultural fencing products, sales increased 8%. Sales of bulk nails rose sharply in 1998 as shipments reached a new record high while industrial wire sales were flat. Sales of concrete reinforcing products increased 7% primarily as a result of higher shipments of welded wire fabric. Tire bead wire and welding wire sales gradually increased during the year as the Company obtained customer approval on certain products and began to achieve consistent shipment levels.

          Gross margins fell to 5.0% of sales in 1998 from 7.2% in 1997. The reduction in margins was primarily caused by a narrowing in spreads between selling values and raw material costs in certain products and markets together with low operating volumes at the Company's recent expansions. The Virginia manufacturing facility continued to operate at a significant loss as revenues remained well below the levels required to cover the costs necessary to support the anticipated ramp-up of the tire bead wire and welding wire businesses. The Company's other new business initiative, collated fasteners, also operated at a loss due to insufficient sales volume and pricing pressure resulting from increased import competition.

         Selling, general and administrative expense ("SG&A expense") rose 8%, increasing to 5.0% of sales in 1998 from 4.7% in 1997. The increase in SG&A expense was primarily due to higher selling expenses to support the new businesses, rising employee benefit costs and expenditures related to the upgrade of the Company's management information system. These increases were partially offset by a decline in employee profit-sharing and incentive plan expenses.

         Interest expense rose sharply in 1998 compared with 1997 due to higher average borrowing levels on the Company's revolving credit facility. The increase in debt was primarily related to higher average inventory levels together with capital expenditures for the tire bead wire and welding wire expansion.

         During 1998, the Company sold the inventory and equipment related to its agricultural fencing product line. The Company's financial results reflect a pre-tax gain of $3.4 million, or 26 cents per share after-tax, on the sale of the assets in other income, net of a provision for the estimated transition-related costs. Under the terms of the sale, the Company agreed to manufacture fencing products for the buyer until the equipment was relocated to the buyer's facilities. The Company expects to cease the remainder of its agricultural fencing activities by the end of the calendar year.

         The Company terminated one of its pension plans during 1998, recognizing a pre-tax gain of $1.2 million, or 7 cents per share after-tax, in other income for the curtailment of plan benefits and settlements that had been made to date. The Company expects to complete the settlement of the plan by the end of 1999.

         Also in 1998, the Company retired its $10.0 million 8.25% senior secured notes, funding the prepayment under its unsecured revolving credit facility. The Company's financial results reflect an extraordinary loss of $408,000 after income taxes, or approximately 5 cents per share, related to the early extinguishment of debt.

         The Company's 1997 financial statements reflect the disposal of its Insteel Construction Systems division ("ICS") and the reclassification of the segment as discontinued operations. ICS manufactured and marketed the Insteel 3-D(R) building panel. The Company recorded a provision of $2.2 million for the estimated loss on disposal of ICS (net of a $1.2 million tax benefit) which included a $400,000 provision for anticipated operating losses prior to disposal.

1997 COMPARED WITH 1996

         Net sales declined 1% to $262.3 million in 1997 from $264.4 million in 1996. Sales of bulk nails and agricultural products fell by 12% and 10%, respectively, from 1996 due to weak market conditions and unusually low order levels during the second half of 1997. Sales of concrete reinforcing products increased significantly in 1997 driven by the ramp-up of PC strand operating volume following the completion of the expansion to the facility.

         Gross margins fell to 7.2% of sales in 1997 from 8.4% in 1996. Gross margins were negatively impacted by pre-operating costs related to the tire bead wire and welding wire expansion together with start-up inefficiencies associated with the transfer of industrial wire capacity from the Virginia plant to other manufacturing facilities within the Company. The combined impact of these start-up expenses reduced 1997 net earnings by 20 cents per share. Additionally, the decline in sales of bulk nails and agricultural products had an unfavorable effect on margins. Spreads between selling values and raw material costs widened in 1997 compared with 1996, but declined in the second half of the year relative to the first half.

         SG&A expense increased 4%, rising to 4.7% of sales in 1997 from 4.5% in 1996. The Company is undertaking a major upgrade of its management information systems that will enhance its manufacturing, customer service and administrative processes. The increase in SG&A expense was primarily driven by expenditures related to this project.

         Interest expense rose 18% in 1997 from 1996. Borrowings on the Company's revolving credit facility increased primarily due to capital expenditures related to the tire bead wire and welding wire expansion together with the rise in inventories. The higher debt levels were partially offset by a decrease in the Company's average borrowing rates.

         The Company's 1997 financial statements reflect the disposal of ICS and the reclassification of the segment as discontinued operations. ICS manufactured and marketed the Insteel 3-D(R) building panel. The Company recorded a provision of $2.2 million for the estimated loss on disposal of ICS (net of a $1.2 million tax benefit) which included a $400,000 provision for anticipated operating losses prior to disposal.

LIQUIDITY AND CAPITAL RESOURCES

SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED
                                                               -------------------------------------------------------
                                                                  OCTOBER 3,                  SEPTEMBER 30,
                                                                                   -----------------------------------
                                                                     1998               1997                1996
                                                               ----------------    ---------------     ---------------
Net cash provided by continuing operating activities            $       14,517      $       7,277       $      15,729
Net cash provided by (used for) investing activities                     2,372            (26,438)            (12,804)
Net cash provided by (used for) financing activities                   (17,912)            17,717              (3,744)
Working capital                                                         26,307             36,687              37,489
Turnover ratios: (1)
    Working capital (2)                                                    8.9                8.2                 9.9
    Receivables                                                            8.9                8.2                 8.4
    Inventories                                                            6.7                6.4                 6.7
Total debt                                                      $       36,363      $      52,293       $      32,843
    Percentage of total capitalization                                      34%                42%                 31%
Shareholders' equity                                            $       69,260      $      71,322       $      73,677
    Percentage of total capitalization                                      66%                58%                 69%
Total capital                                                   $      105,623      $     123,615       $     106,520

(1) Based upon average year-end balances
(2) Excluding cash and cash equivalents and net assets of discontinued operations



         Continuing operating activities generated $14.5 million of cash in 1998 compared with $7.3 million and $15.7 million in 1997 and 1996, respectively. The fluctuations were primarily due to changes in the Company's inventory levels. Inventories decreased during 1998 due to a substantial reduction in raw material inventories together with the sale of the finished goods inventories associated with the agricultural fencing product line. In 1997, inventories were increased in anticipation of rising raw material prices together with potential supply disruptions resulting from labor contract negotiations at two major wire rod producers. Inventories declined in 1996 from the escalated levels of 1995 when weak market conditions and depressed shipment volumes had resulted in a sharp increase in inventories. Cash generated from the inventory reductions during 1998 and 1996 was partially offset by a decline in accounts payable related to lower raw material purchases. During 1997, accounts payable increased as a result of higher purchase volumes required to build inventories. In 1998 and 1997, cash generated from continuing operating activities was unfavorably impacted by the deterioration in the Company's financial results in comparison to the earnings level of 1996.

         Investing activities provided $2.4 million of cash in 1998 while using $26.4 million and $12.8 million in 1997 and 1996, respectively. In 1998, proceeds primarily related to the sale of the Company's agricultural fencing equipment exceeded capital expenditures. During 1997 and 1996, capital expenditures amounted to $40.3 million to support the Company's expansions into the tire bead wire, welding wire and collated fastener businesses. In addition, the Company expanded the capacity of its PC strand operation and upgraded its existing manufacturing facilities.

         Financing activities used $17.9 million and $3.7 million of cash in 1998 and 1996, respectively, while providing $17.7 million in 1997. During 1998, cash generated from the sharp reduction in inventories and the sale of assets related to the agricultural fencing product line was used to pay down debt. The increase in debt in 1997 was primarily related to funding the capital expenditures for the tire bead wire and welding wire expansion together with the increase in inventories.

         The financial position of the Company remains strong. The Company's debt to capital ratio decreased to 34% at October 3, 1998 compared with 42% and 31% at September 30, 1997 and 1996, respectively. During 1998, the Company's revolving credit facility was amended, increasing the maximum availability to $60.0 million, declining to $57.5 million on October 4, 1998 and $55.0 million on January 3, 1999 and thereafter. The Company utilized a portion of the increase to fund the prepayment of its $10.0 million 8.25% senior secured notes. At October 3, 1998, approximately $28.2 million was available under the facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

YEAR 2000

         The "Year 2000" issue refers to older computer systems and other equipment operating on software that uses only two digits to represent the year, rather than four digits. As a result, these older systems and equipment may not process information or otherwise function properly when using the year "2000", since that year will be indistinguishable from the year "1900".

         The Company has initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. During 1996, the Company began developing a plan to upgrade its business and operating systems to Year 2000 compliant software. In addition to addressing the Year 2000 issue, the systems upgrade is expected to enhance the performance of the Company's customer service, manufacturing and administrative processes. Implementation of the upgrade began in 1997 with the initial testing of the system on a limited basis prior to converting all of the Company's locations. As of October 3, 1998, the implementation had been completed at 25% of the Company's facilities with the pace of the conversion expected to accelerate for the remaining locations. The Company expects to complete the project by September 1999.

         In order to identify potential Year 2000 problems at key suppliers and customers, the Company has initiated external surveys to assess their level of compliance. The Company expects to complete its assessment of outside parties and develop the appropriate actions to be taken by April 1999.

         The Company also is in the process of reviewing embedded software in its equipment and facilities to identify potential Year 2000 issues. Equipment manufacturers are being requested to certify their compliance and assist the Company in developing solutions where they are currently non-compliant. The Company expects to complete the assessment and testing process by September 1999.

         While reasonable actions have been taken to address the Year 2000 problem and will continue to be taken in the future to mitigate such disruption, the magnitude of all Year 2000 disturbances cannot be predicted. Failure to complete these programs as planned could result in the corruption of data, hardware or equipment failures or the inability to manufacture products or conduct other business activities, all of which could have a material impact on the Company's business, consolidated financial position or results of operations. Management believes that past or expected future capital requirements related to Year 2000 compliance issues will not have a material impact on its consolidated financial position or results of operations.

         The Company does not, at this time, have an overall contingency plan to address Year 2000 disturbances. Its efforts to date have been concentrated on mitigating such disturbances. As the Company proceeds forward with its assessment programs and evaluates the reasonable potential risks, it will determine the extent of contingency planning and resources that are appropriate. Any such contingency actions and resources would be planned to be in place in sufficient time for the Year 2000.

OUTLOOK

         The Company's financial results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         Domestic wire rod market conditions tightened during the previous year and prices escalated due to actual and expected production outages at some of the major producers together with the filing of petitions alleging subsidized imports and dumping against certain countries exporting into the U.S. In November 1997, the U.S. International Trade Commission ("ITC") ruled that while imports from certain countries were subsidized, such subsidies did not cause or threaten to cause material injury to domestic producers of wire rod. In March 1998, the ITC ruled against the domestic wire rod producers on the dumping allegations as well. The resolution of the ITC filing together with recent expansions in domestic capacity have expanded the availability of wire rod to the Company and significantly increased supplier competition, resulting in lower price levels. The Company expects that these developments will alleviate the supply constraints that have characterized the market over the past year and favorably impact its financial results in ensuing quarters.

         The Company's business strategy continues to be focused on (1) further expansion into higher value products that offer the potential to generate returns that exceed the Company's cost of capital and (2) improving the financial performance of the Company's traditional businesses to acceptable levels. During 1994 - 1997, the Company built two new production facilities and reconfigured an existing operation in order to develop the manufacturing capabilities required to enter the markets for PC strand, collated fasteners, tire bead wire and welding wire. Sales of these new products are expected to increase from $39.6 million in 1998 to $100.0 million when fully operational.

         During 1998, the Company completed the expansion of the PC strand manufacturing facility to its full design capacity. The Company expects that the recently enacted federal highway spending legislation ("TEA-21") will have a favorable impact on the demand for its concrete reinforcing products. Significant progress was made towards the completion of the qualification process for tire bead wire and welding wire as the Company obtained customer approval on certain products and began to attain consistent shipment volumes. The financial results of the Company will continue to be negatively impacted until sales of these products rise to projected levels. As the Company is currently incurring substantially all of the anticipated operating costs required to support its new businesses, the incremental impact of forecasted increases in sales is expected to significantly improve its financial performance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, the success of the Company's new product initiatives, including the PC strand, collated fastener, tire bead wire and welding wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire and welding wire; the failure of the Company to receive regular and substantial orders for its new products; general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel rod; the Company's ability to raise selling prices in order to recover increases in steel rod prices; disruptions in the business activities of the Company and its suppliers and customers resulting from the Year 2000 problem; and legal, environmental or regulatory developments that significantly impact the Company's operating costs;.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (A) FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 3, 1998 and September 30, 1997                                                     12
Consolidated Statements of Earnings for the three years ended October 3, 1998 and September 30, 1997 and 1996                13
Consolidated Statements of Shareholders? Equity for the three years ended October 3, 1998 and September 30, 1997 and 1996    14
Consolidated Statements of Cash Flows for the three years ended October 3, 1998 and September 30, 1997 and 1996              15
Notes to Consolidated Financial Statements                                                                                   16
Report of Independent Public Accountants                                                                                     26
Schedule II - Valuation and Qualifying Accounts for the three years ended October 3, 1998 and September 30, 1997 and 1996    27
Report of Independent Public Accountants on Schedule                                                                         28

         (B) SUPPLEMENTARY DATA

         Selected quarterly financial data is as follows:

                     FINANCIAL DATA BY QUARTER (UNAUDITED)
                (IN THOUSANDS, EXCEPT PER SHARE AND PRICE DATA)



                                                                                  QUARTER ENDED
                                                      ---------------------------------------------------------------------
                                                         DEC 27             MAR 28             JUN 27             OCT 3
                                                      -----------        -----------          ------------     ------------
1998
OPERATING RESULTS
    Net sales                                         $    59,919        $    62,996          $     69,275     $     73,957
    Gross profit                                            1,475              1,327                 4,017            6,534
    Earnings (loss) before extraordinary item              (1,687)              (379)                    5            2,389
    Extraordinary loss                                         --               (408)                   --               --
    Net earnings (loss)                                    (1,687)              (787)                    5            2,389
PER SHARE DATA (BASIC AND DILUTED)
    Earnings (loss) before extraordinary item               (0.20)             (0.04)                   --             0.28
    Extraordinary loss                                         --              (0.05)                   --               --
    Net earnings (loss)                                     (0.20)             (0.09)                   --             0.28
    Cash dividends                                           0.06               0.06                  0.06             0.06
    Stock prices
        High                                                 8.63               7.81                  8.44             6.69
        Low                                                  6.25               6.19                  6.13             4.50


                                                                                  QUARTER ENDED
                                                      ---------------------------------------------------------------------
                                                         DEC 27             MAR 28             JUN 27             OCT 3
                                                      -----------        -----------          ------------     ------------

1997
    OPERATING RESULTS
        Net sales                                     $    58,426        $    65,250          $     68,127     $     70,522
        Gross profit                                        3,410              4,643                 5,862            4,937
        Earnings from continuing operations                    34                658                 1,176              668
        Loss from discontinued operations                    (292)            (2,585)                   --               --
        Net earnings (loss)                                  (258)            (1,927)                1,176              668
    PER SHARE DATA (BASIC AND DILUTED)
        Earnings from continuing operations                    --               0.08                  0.14             0.08
        Loss from discontinued operations                   (0.03)             (0.31)                   --               --
        Net earnings (loss)                                 (0.03)             (0.23)                 0.14             0.08
        Cash dividends                                       0.06               0.06                  0.06             0.06
        Stock prices
            High                                             9.25               9.63                  9.13             8.25
            Low                                              6.63               8.00                  7.50             7.19

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                OCTOBER 3,            SEPTEMBER 30,
                                                                                   1998                    1997
                                                                             ----------------        ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $            422        $          1,079
  Accounts receivable, net                                                             28,687                  31,049
  Inventories                                                                          30,566                  44,463
  Prepaid expenses and other                                                            2,023                   1,702
  Net assets of discontinued operations                                                     -                   1,869
                                                                             ----------------        ----------------
    Total current assets                                                               61,698                  80,162
Property, plant and equipment, net                                                     80,350                  86,401
Other assets                                                                            5,083                   4,913
                                                                             ----------------        ----------------
    Total assets                                                             $        147,131        $        171,476
                                                                             ================        ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                           $         28,758        $         31,639
  Accrued expenses                                                                      6,013                   9,216
  Current portion of long-term debt                                                       620                   2,620
                                                                             ----------------        ----------------
    Total current liabilities                                                          35,391                  43,475
Long-term debt                                                                         35,743                  49,673
Deferred income taxes                                                                   5,726                   5,989
Other liabilities                                                                       1,011                   1,017
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value
    Authorized shares: 1,000
    None issued                                                                            --                      --
  Common stock, $2 stated value
    Authorized shares: 20,000
    Issued and outstanding shares: 1998 8,443; 1997 8,437                              16,885                  16,873
  Additional paid-in capital                                                           38,232                  38,200
  Retained earnings                                                                    14,143                  16,249
                                                                             ----------------        ----------------
    Total shareholders' equity                                                         69,260                  71,322
                                                                             ----------------        ----------------
      Total liabilities and shareholders' equity                             $        147,131        $        171,476
                                                                             ================        ================


See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                     YEAR ENDED
                                                                -----------------------------------------------------
                                                                  OCTOBER 3,                  SEPTEMBER 30,
                                                                                    ---------------------------------
                                                                     1998               1997                1996
                                                                --------------      -------------       -------------
Net sales                                                       $      266,147      $     262,325       $     264,382
Cost of sales                                                          252,794            243,473             242,158
                                                                --------------      -------------       -------------
    Gross profit                                                        13,353             18,852              22,224
Selling, general and administrative expense                             13,410             12,395              11,973
                                                                --------------      -------------       -------------
    Operating income (loss)                                                (57)             6,457              10,251
Interest expense                                                         3,810              2,276               1,923
Other expense (income)                                                  (4,375)               193                 221
                                                                --------------      -------------       -------------
    Earnings from continuing operations before
      income taxes                                                         508              3,988               8,107
Provision for income taxes                                                 180              1,452               2,870
                                                                --------------      -------------       -------------
    Earnings from continuing operations before
        extraordinary item                                                 328              2,536               5,237
Discontinued operations:
    Loss from operations of Insteel Construction
        Systems net of income tax benefits of $395
        and $544                                                            --               (693)               (994)
    Loss on disposal of Insteel Construction Systems,
        including provision of $400 for operating losses
        during phase-out period (net of income tax
        benefit of $1,245)                                                  --             (2,184)                 --
            Loss from discontinued operations                               --             (2,877)               (994)
                                                                --------------      -------------       -------------
                Earnings (loss) before extraordinary item                  328               (341)              4,243
                                                                --------------      -------------       -------------
Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $224)                                   (408)                --                  --
                                                                --------------      -------------       -------------

        Net earnings (loss)                                     $          (80)     $        (341)      $       4,243
                                                                ==============      =============       =============

Per share (basic and diluted):
    Earnings from continuing operations                         $         0.04      $        0.30       $        0.62
    Loss from discontinued operations                                       --              (0.34)              (0.12)
    Extraordinary loss                                                   (0.05)                --                  --
                                                                --------------      -------------       -------------
        Net earnings (loss)                                     $        (0.01)     $       (0.04)      $        0.50
                                                                ==============      =============       =============

Cash dividends per share                                        $         0.24      $        0.24       $        0.24
                                                                ==============      =============       =============

See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                   YEAR ENDED
                                                            ---------------------------------------------------------
                                                             OCTOBER 3,                      SEPTEMBER 30,
                                                                                  -----------------------------------
                                                                1998                  1997                  1996
                                                            -------------         -------------         -------------
COMMON STOCK:
  Balance, beginning of year                                $      16,873         $      16,871         $      16,787
  Stock options exercised                                              12                     2                    84
                                                            -------------         -------------         -------------
    Balance, end of year                                    $      16,885         $      16,873         $      16,871
                                                            =============         =============         =============

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                                $      38,200         $      38,192         $      38,033
  Stock options exercised                                              32                     8                   159
                                                            -------------         -------------         -------------
    Balance, end of year                                    $      38,232         $      38,200         $      38,192
                                                            =============         =============         =============

RETAINED EARNINGS:
  Balance, beginning of year                                $      16,249         $      18,614         $      16,392
  Cash dividends declared                                          (2,026)               (2,024)               (2,021)
  Net earnings (loss)                                                 (80)                 (341)                4,243
                                                            -------------         -------------         -------------
    Balance, end of year                                    $      14,143         $      16,249         $      18,614
                                                            =============         =============         =============


See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             YEAR ENDED
                                                                        -----------------------------------------------------
                                                                                                     SEPTEMBER 30,
                                                                          OCTOBER 3,        ---------------------------------
                                                                             1998               1997                1996
                                                                        --------------      -------------       -------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net earnings (loss)                                                   $          (80)      $       (341)       $      4,243
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                              8,738              8,224               7,688
      Extraordinary loss                                                           408                 --                  --
      Gain on sale of assets                                                    (4,575)                --                  --
      Loss from discontinued operations                                             --              2,877                 994
      Net changes in assets and liabilities:
        Accounts receivable, net                                                 2,365              1,347              (2,476)
        Inventories                                                             13,898            (12,758)              8,760
        Accounts payable and accrued expenses                                   (6,083)             7,924              (2,451)
        Other changes                                                             (154)                 4              (1,029)
                                                                        --------------       ------------        ------------
          Total adjustments                                                     14,597              7,618              11,486
                                                                        --------------       ------------        ------------
            Net cash provided by continuing operating activities                14,517              7,277              15,729
                                                                        --------------       ------------        ------------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:
            Net cash provided by discontinued operating activities                 366              1,100               1,979

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (6,708)           (27,076)            (13,193)
  Proceeds from notes receivable                                                   222                638                 389
  Proceeds from sale of property, plant and equipment                            8,858                --                   --
                                                                        --------------       ------------        ------------
            Net cash provided by (used for) investing activities                 2,372            (26,438)            (12,804)
                                                                        --------------       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in short-term debt                                                 --                 --              (8,260)
    Proceeds from long-term debt                                               107,132            115,256              80,424
    Principal payments on long-term debt                                      (123,062)           (95,525)            (74,130)
    Proceeds from exercise of stock options                                         44                 10                 243
    Cash dividends paid                                                         (2,026)            (2,024)             (2,021)
                                                                        --------------      -------------       -------------
            Net cash provided by (used for) financing activities               (17,912)            17,717              (3,744)
                                                                        --------------      -------------       -------------

Net increase (decrease) in cash                                                   (657)              (344)              1,160
Cash and cash equivalents at beginning of year                                   1,079              1,423                 263
                                                                        --------------      -------------       -------------
Cash and cash equivalents at end of year                                $          422      $       1,079       $       1,423
                                                                        ==============      =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                            $        4,843      $       2,023       $       2,257
    Income taxes                                                                   596                896                 926


See accompanying notes to consolidated financial statements.

                   INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED OCTOBER 3, 1998 AND SEPTEMBER 30, 1997
             AND 1996 (Amounts in thousands, except per share data)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR. Effective October 1, 1997, the Company adopted a 52 or 53 week fiscal year ending on the Saturday nearest the last day of September in each year. Prior to fiscal 1998, the Company's fiscal year was the 12-month period ending September 30. All references to years relate to fiscal years rather than calendar years.

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

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings 10 - 30 years; land improvements, 5 - 15 years. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 1998 or 1996. Capitalized interest costs were $492 in 1997.

         OTHER ASSETS. Other assets consist principally of the cash surrender value of life insurance policies, various intangible assets and long-term notes receivable. Intangible assets are amortized on a straight-line basis over the expected periods to be benefited.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts for cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying amount of long-term debt approximates its estimated fair value.

         INCOME TAXES. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

         EARNINGS PER SHARE. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" in 1998. SFAS No. 128 replaces the primary and fully diluted earnings per share ("EPS") computations with basic and diluted EPS. Basic EPS are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and other dilutive equity securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS.

                 (Amounts in thousands, except per share data)


         RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. As the statement only impacts financial statement disclosures, it will not effect the Company's financial position or results of operations. The Company will adopt SFAS No. 130 as required in its interim financial statements for the first quarter of 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected information about operating segments and related disclosures about products and services, major customers and geographic areas. As the statement only impacts financial statement disclosures, it will not effect the Company's financial position or results of operations. Management is in the process of evaluating the effects of this change on its reporting. The Company will adopt SFAS No. 131 as required in its annual report for 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS No. 133 as required in its interim financial statements for the first quarter of 2000.

         RECLASSIFICATIONS. Certain reclassifications have been made in prior years' financial statements for consistent presentation.

(2) EXTRAORDINARY LOSS - EARLY EXTINGUISHMENT OF DEBT

         In 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its unsecured revolving credit facility. The Company recorded an extraordinary loss of $408,000 after income taxes, or approximately 5 cents per share, related to the redemption premium and write-off of deferred financing costs.

(3) DISCONTINUED OPERATIONS

         In 1997, the Company sold the assets of its Insteel Construction Systems division ("ICS"), which manufactured and marketed the Insteel 3-D(R) building panel. ICS has been classified as a discontinued operation in the accompanying financial statements in accordance with Accounting Principles Board ("APB") Opinion No. 30. The Company recorded a provision of $2,184 for the estimated loss on disposal of ICS (net of a $1,245 tax benefit) which included a $400 provision for anticipated operating losses prior to disposal.

         The operating results of the discontinued ICS division are as follows:

                                                                                                   YEAR ENDED
                                                                                  ----------------------------------------------
                                                                                  OCTOBER 3,                SEPTEMBER 30,
                                                                                                     ---------------------------
                                                                                     1998               1997             1996
                                                                                  ------------       -----------      ----------
         Net sales                                                                $         --       $       580      $    2,388
         Cost of sales                                                                      --               743           2,247
                                                                                  ------------       -----------      ----------
             Gross profit (loss)                                                            --              (163)            141
         Selling, general and administrative expense                                        --               720           1,465
                                                                                  ------------       -----------      ----------
             Operating loss                                                                 --              (883)         (1,324)
         Interest expense                                                                   --                82             350
         Other expense (income)                                                             --               123            (136)
                                                                                  ------------       -----------      ----------
             Loss from operations of Insteel Construction
         Systems                                                                            --            (1,088)         (1,538)
                 before income taxes
         Benefit for income taxes                                                           --              (395)           (544)
                                                                                  ------------       -----------       ---------
             Loss from operations of Insteel Construction Systems                 $         --       $      (693)      $    (994)
                                                                                  ============       ===========       =========

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The net assets of the discontinued ICS division were valued at the lower of cost or realizable value. The components of net assets are as follows:

                                                                                           OCTOBER 3,           SEPTEMBER 30,
                                                                                              1998                  1997
                                                                                          ------------          -------------
         Prepaid expenses and other                                                       $         --          $         323
         Property, plant and equipment, net                                                         --                  1,418
         Other assets                                                                               --                    803
                                                                                          ------------          -------------
             Total assets                                                                           --                  2,544
         Accrued expenses                                                                           --                    675
                                                                                          ------------          -------------
             Total liabilities                                                                      --                    675
                                                                                          ------------          -------------
                 Net assets of discontinued operations                                    $         --          $       1,869
                                                                                          ------------          -------------


(4) DEBT AND CREDIT FACILITIES

         Long-term debt, due dates and interest rates are as follows:

                                                                                           OCTOBER 3,           SEPTEMBER 30,
                                                                                              1998                  1997
                                                                                          ------------          -------------
         Revolving credit agreement; expires November 2000 at variable
             interest rate (7.53% at October 3, 1998 and 6.25% at September               $     31,823          $      36,133
             30, 1997)
         Industrial revenue refunding bonds; due dates through 2005 at
             6.50% - 7.75%                                                                       2,240                  2,520
         Industrial development revenue refunding bonds; due dates
             through 1999 at variable interest rate (3.80% at October 3, 1998                    1,700                  2,040
             and 4.20% at September 30, 1997)
         Mortgage note                                                                             600                    600
         Senior secured notes; due dates through 2002 at 8.25%                                      --                 11,000
                                                                                          ------------          -------------
             Total long-term debt                                                               36,363                 52,293
         Less current maturities                                                                   620                  2,620
                                                                                          ------------          -------------
             Long-term debt, excluding current maturities                                 $     35,743          $      49,673
                                                                                          ============          =============


         During 1998, the Company's unsecured revolving credit facility was amended, increasing the maximum availability on its line of credit to $60.0 million through October 3, 1998, declining to $57.5 million on October 4, 1998 and $55.0 million on January 3, 1999 thereafter. The Company utilized a portion of the increase to fund the prepayment of its $10.0 million 8.25% senior secured notes. At October 3, 1998, approximately $28.2 million was available under the facility.

         Under the revolving credit agreement, interest is payable at a variable rate based on LIBOR and the Company pays a commitment fee based on the unused portion of the facility. The interest spread over LIBOR and unused commitment fee are adjusted quarterly based on the Company?s ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA").

         The revolving credit facility and certain other debt agreements contain restrictive covenants which, among other restrictions, limit the amount of additional debt relative to total capitalization and EBITDA and require tangible net worth to be maintained at specified amounts. At October 3, 1998, the Company was in compliance with all of the restrictive covenants. Property, plant and equipment with an aggregate carrying value of $25,992 is pledged as collateral under the Company?s debt agreements.

         Aggregate maturities of long-term debt for the next five years are as follows: 1999, $620; 2000, $1,640; 2001, $31,823; 2002, $0; 2003, $840; beyond,
$1,440.

                 (Amounts in thousands, except per share data)


(5) SHAREHOLDERS' EQUITY

         Shares of common stock outstanding are as follows:

                                                                         YEAR ENDED
                                                       ----------------------------------------------
                                                       OCTOBER 3,               SEPTEMBER 30,
                                                                         ----------------------------
                                                          1998              1997             1996
                                                       ----------        ----------       -----------
           Balance, beginning of year                       8,437             8,435             8,393
           Stock options exercised                              6                 2                42
                                                       ----------        ----------       -----------
             Balance, end of year                           8,443             8,437             8,435
                                                       ==========        ==========       ===========


(6) STOCK OPTION PLANS

         The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the 1985 employee and 1990 director stock option plans vest over five years and expire five years from the date of the grant. By action of the Board of Directors in 1994, no further options may be granted under these plans. Options granted under the 1994 employee and director stock option plans vest over five years and expire ten years from the date of the grant.

         A summary of stock option activity follows:

                                                                                 EXERCISE PRICE PER SHARE
                                                                       ----------------------------------------------
                                                    OPTIONS                                                WEIGHTED
                                                  OUTSTANDING                    RANGE                     AVERAGE
                                                  -----------          -------------------------          -----------
      Balance, September 30, 1995                         409          $     5.21  -  $    12.25          $     9.05
        Granted                                            94                6.88  -        7.13                7.03
        Exercised                                         (42)               5.21  -        6.20                5.75
        Cancelled                                         (15)               5.21  -       12.25               10.49
                                                  -----------
      Balance, September 30, 1996                         446                6.88  -       10.68                8.88
        Granted                                           106                7.56  -        9.13                8.14
        Exercised                                         (13)               8.57  -        8.57                8.57
        Cancelled                                         (35)               7.00  -       10.44                9.31
                                                  -----------
      Balance, September 30, 1997                         504                6.88  -       10.68                8.71
        Granted                                           232                4.69  -        7.31                5.49
        Exercised                                          (6)               7.00  -        7.88                7.43
        Cancelled                                        (104)               6.38  -       10.68                9.41
                                                  ===========
      Balance, October 3, 1998                            626                4.69  -       10.44                7.41
                                                  ===========


         The weighted average characteristics of outstanding stock options at October 3, 1998 for various price ranges are as follows:


                                                 OUTSTANDING OPTIONS                         EXERCISABLE OPTIONS
                                    ----------------------------------------------       ----------------------------
                                                      REMAINING         WEIGHTED                           WEIGHTED
                                                        LIFE            AVERAGE                             AVERAGE
  RANGE OF EXERCISE PRICES            SHARES           (YEARS)            PRICE           SHARES             PRICE
----------------------------        ----------       -----------        ----------       ----------       -----------
$      4.69  -    $     4.69               130               9.9        $     4.69              26        $      4.69
       6.38  -          7.00               133               8.5              6.60              62               6.74
       7.13  -          7.56               130               8.0              7.42              71               7.40
       7.88  -          9.13               122               6.2              8.42             104               8.39
      10.44  -         10.44               111               0.1             10.44             111              10.44


         At October 3, 1998, 458 shares were available for future grants under the plans. Options exercisable were 374 at October 3, 1998 and 343 at September 30, 1997. The weighted average exercise price for these shares was $8.28 for 1998 and $8.99 for 1997.

                 (Amounts in thousands, except per share data)


         The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans. APB No. 25 specifies that no compensation expense is recognized when the exercise price of the stock options equals the market value of the underlying stock at the grant date, as in the case of options granted under the Company's plans. SFAS No. 123, "Accounting for Stock-Based Compensation," specifies the use of certain option valuation models to calculate estimated compensation expense to be reflected in pro forma net earnings and net earnings per share. The Company's pro forma information is as follows:

                                                                                                   YEAR ENDED
                                                                                 ----------------------------------------------
                                                                                  OCTOBER 3,              SEPTEMBER 30,
                                                                                                   ----------------------------
                                                                                     1998             1997             1996
                                                                                 -----------       ----------       -----------
         Net earnings (loss) as reported under:
                 APB No. 25                                                      $       (80)      $     (341)      $     4,243
                 SFAS No. 123                                                           (224)            (445)            4,187
         Basic and diluted net earnings (loss) per share as reported under:
                 APB No. 25                                                            (0.01)           (0.04)             0.50
                 SFAS No. 123                                                          (0.03)           (0.05)             0.50


         The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                                           YEAR ENDED
                                                          ---------------------------------------------
                                                          OCTOBER 3,              SEPTEMBER 30,
                                                                             --------------------------
                                                             1998              1997             1996
                                                          ----------         --------         --------
                    Expected life (in years)                     5.0              5.0              5.0
                    Risk-free interest rate                      5.5%             6.3%             5.8%
                    Expected volatility                         0.30             0.30             0.30
                    Expected dividend yield                      3.0%             3.0%             3.0%


         The weighted average estimated fair values of options granted during 1998, 1997 and 1996 were $1.61, $2.48 and $2.07 per share, respectively.

         The above pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on net earnings and net earnings per share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to 1996.

(7) INCOME TAXES

         The provision for income taxes for continuing operations consists of:

                                                                           YEAR ENDED
                                                          ---------------------------------------------
                                                          OCTOBER 3,              SEPTEMBER 30,
                                                                           ----------------------------
                                                             1998             1997             1996
                                                          -----------      -----------       ----------
                    CURRENT:
                      Federal                             $       373      $     1,673       $    3,574
                      State                                        (5)             112              268
                                                          -----------      -----------       ----------
                                                                  368            1,785            3,842

                    DEFERRED:
                      Federal                                      10             (522)            (683)
                      State                                      (198)             189             (289)
                                                         ------------      -----------       ----------
                                                                 (188)            (333)            (972)
                                                         ------------      -----------       ----------
                        Provision for income taxes       $        180      $     1,452       $    2,870
                                                         ============      ===========       ==========

                 (Amounts in thousands, except per share data)


         The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate to the Company?s earnings from continuing operations before taxes as a result of the following differences:

                                                                           YEAR ENDED
                                                          ---------------------------------------------
                                                          OCTOBER 3,              SEPTEMBER 30,
                                                                           ----------------------------
                                                             1998             1997             1996
                                                          -----------      -----------       ----------
       Provision for income taxes at statutory rate       $       173      $     1,356       $    2,756
       State income taxes, net of federal income                   (3)              74              177
           tax benefit
       Other, net                                                  10               22              (63)
                                                          -----------      -----------       ----------
           Provision for income taxes                     $       180      $     1,452       $    2,870
                                                          ===========      ===========       ==========


         Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

                                                                                                 OCTOBER 3,         SEPTEMBER 30,
                                                                                                   1998                1997
                                                                                               ------------       ---------------
         DEFERRED TAX ASSETS:
         Accrued expenses or asset reserves for financial statements not                       $      2,826       $        2,474
             yet deductible for tax purposes
         Alternative minimum tax credit carryforwards                                                 1,788                1,712
                                                                                               ------------       --------------
             Gross deferred tax assets                                                                4,614                4,186

         DEFERRED TAX LIABILITIES:
         Plant and equipment principally due to differences in
             Depreciation and capitalized interest                                                  (8,290)              (8,542)
         Other reserves                                                                               (557)                (525)
         Prepaid expenses for financial statements that were deducted for tax purposes                  --                 (127)
                                                                                               -----------        -------------
             Gross deferred tax liabilities                                                         (8,847)              (9,194)
                                                                                               -----------        -------------
                 Net deferred tax liability                                                    $    (4,233)       $      (5,008)
                                                                                               ===========        =============

                 (Amounts in thousands, except per share data)


(8) EMPLOYEE BENEFIT PLANS

         RETIREMENT PLANS. The Company currently has two defined benefit pension plans for eligible employees that provide benefits based primarily upon years of service and compensation levels: (1) the Pension Plan of Insteel Industries, Inc., ("the Insteel Plan"), and (2) the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware, ("the Delaware Plan"). The Company?s funding policy is to contribute amounts at least equal to those required by law.
         Effective October 1, 1997, the Company froze all benefit accruals for additional years of credited service for plan participants in the Insteel Plan. In August 1998, the Company terminated the Insteel Plan, recognizing a gain based upon the curtailment of plan benefits and settlements that had been made to date. The Company recorded a $1.2 million gain in other income relating to the plan termination. The Company expects to complete the settlement of the Insteel Plan by the end of 1999. Insteel Plan assets are primarily invested in short-term money market investments in anticipation of the settlement. The Insteel Plan held 27 shares of the Company's common stock with a market value of $126 at October 3, 1998. The funded status and components of net pension expense used for the Insteel Plan are as follows:

                                                                                 OCTOBER 3,          SEPTEMBER 30,
                                                                                    1998                 1997
                                                                                 ------------        -------------
         Actuarial present value of:
             Vested benefit obligation                                           $      4,960        $       7,227
             Nonvested benefit obligation                                                  --                  344
                                                                                 ------------        -------------
                 Accumulated benefit obligation                                         4,960                7,571
         Projected benefit obligation                                                   4,960               10,222
         Plan assets at fair market value                                               5,168                9,873
                                                                                 ------------        -------------
             Plan assets in excess of (less than) projected benefit obligation            208                 (349)
         Unrecognized net transition asset                                                (97)                (238)
         Unrecognized prior service cost                                                   --                  373
         Unrecognized net loss (gain)                                                      97               (2,075)
                                                                                 ------------        -------------
             Prepaid pension expense (accrued pension liability) included
                 in accrued expenses                                             $        208        $      (2,289)
                                                                                 ------------        -------------


                                                                                          YEAR ENDED
                                                                        -----------------------------------------------
                                                                        OCTOBER 3,                SEPTEMBER 30,
                                                                                           ----------------------------
                                                                           1998               1997             1996
                                                                        ----------         ----------        ----------
         Service cost - benefits earned during the period                $      --         $      555        $      506
         Interest cost on projected benefit obligation                         722                654               623
         Expected investment return on plan assets                            (776)            (2,081)             (823)
         Net amortization and deferral                                        (163)             1,304                76
         Curtailment gain                                                   (1,200)                --                --
                                                                         ---------         ----------        ----------
             Net pension expense (income)                                $  (1,417)        $      432        $      392
                                                                         =========         ==========        ==========


         The Delaware Plan assets are primarily invested in publicly traded equities and insurance company guaranteed investment accounts. The funded status and components of net pension expense for the Delaware Plan are as follows:

                                                                                          OCTOBER 3,         SEPTEMBER 30,
                                                                                             1998                 1997
                                                                                          ------------       --------------
         Actuarial present value of:
             Vested benefit obligation                                                    $      3,336       $        2,642
             Nonvested benefit obligation                                                          392                  359
                                                                                          ------------       --------------
                 Accumulated benefit obligation                                                  3,728                3,001
         Projected benefit obligation                                                            3,728                3,001
         Plan assets at fair market value                                                        2,806                3,235
                                                                                          ------------       --------------
             Projected benefit obligation (in excess of) less than plan assets                    (922)                 234
         Unrecognized net transition obligation                                                     30                   41
         Unrecognized prior service cost                                                            75                   19
         Unrecognized net gain                                                                     (45)                (293)
                                                                                          ------------       --------------
             Prepaid pension expense (accrued pension liability) included
               in accrued expenses                                                        $       (922)      $            1
                                                                                          ============       ==============


                 (Amounts in thousands, except per share data)

                                                                          YEAR ENDED
                                                      ---------------------------------------------------
                                                       OCTOBER 3,                  SEPTEMBER 30,
                                                                          -------------------------------
                                                          1998                1997               1996
                                                      -------------       ------------       ------------
       Service cost - benefits earned during
           the period                                 $          93       $        106       $        102
       Interest cost on projected benefit
           obligation                                           225                205                183
       Expected investment return on plan assets                445               (666)              (215)
       Net amortization and deferral                           (696)               481                 60
                                                      -------------       ------------       ------------
           Net pension expense                        $          67       $        126       $        130
                                                      -------------       ------------       ------------


         The weighted average assumptions used for the calculations for the Insteel and Delaware Plans are as follows:

                                                                          YEAR ENDED
                                                       --------------------------------------------------
                                                       OCTOBER 3,                  SEPTEMBER 30,
                                                                           ------------------------------
                                                          1998                1997                1996
                                                       -----------         ----------          ----------
       Assumptions at year-end:
           Discount rate                                  5.9%-6.5%               7.5%                7.5%
           Rate of increase in compensation levels             5.0%               5.0%                5.0%
           Expected long-term rate of return on assets         8.0%               8.0%                8.0%


         PROFIT-SHARING AND INCENTIVE PLANS. The Company has a profit-sharing plan covering substantially all of its employees. Under the plan, a profit pool of 10% of earnings before income taxes is paid to the Company's employees each year. Corporate officers, a portion of the Company's management and certain manufacturing facilities participate in other incentive plans based upon the attainment of targeted levels for return on capital and key performance measurements. Profit-sharing and incentive plan expense was $487 in 1998, $658 in 1997 and $1,074 in 1996.

         RETIREMENT SAVINGS PLAN. In 1996, the Company adopted the Retirement Savings Plan of Insteel Industries, Inc. ("the Plan") to provide retirement benefits and stock ownership for its employees. The Plan is an amendment and restatement of the Company's Employee Stock Ownership Plan ("ESOP"). As allowed under Sections 401(a) and 401(k) of the Internal Revenue Code, the Plan is a stock bonus plan that provides tax-deferred salary deductions for eligible employees.

         Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. For 1998, the Company provided a matching contribution of 50% of the first 5% of employee compensation paid to the Plan. In addition, the Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their compensation to the total compensation of all participants. Company contributions to the Plan were $496 in 1998 and $85 in 1997 and 1996.

         MANAGEMENT SECURITY PROGRAM. The Company has a management security program for certain employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is funded by life insurance policies on the participants purchased by the Company. Management security program expense was $37 in 1998, $84 in 1997 and $87 in 1996.

         VEBA. The Company has a Voluntary Employee Beneficiary Association ("VEBA"). Under the plan, both employees and the Company may make contributions to pay for medical benefits. Company contributions to the VEBA were $0 in 1998, $350 in 1997 and $727 in 1996.

(9) COMMITMENTS AND CONTINGENCIES

         LEASES. The Company leases a portion of its property, plant and equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $932 in 1998, $1,068 in 1997 and $1,084 in 1996. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 1999, $330; 2000, $217; 2001, $177; 2002, $114; 2003; $25; beyond, $569.

                 (Amounts in thousands, except per share data)


         PURCHASE COMMITMENTS. Commitments for the construction or purchase of property, plant and equipment approximate $257 at October 3, 1998.

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

(10) EARNINGS PER SHARE

         The reconciliation of basic and diluted EPS as required under SFAS No. 128 is as follows:


                                                                                          YEAR ENDED
                                                                         ---------------------------------------------
                                                                         OCTOBER 3,              SEPTEMBER 30,
                                                                                          ----------------------------
                                                                            1998             1997              1996
                                                                         ----------       ----------        ----------
         Earnings from continuing operations                             $      328       $    2,536        $    5,237
         Loss from discontinued operations                                       --           (2,877)             (994)
         Extraordinary loss                                                    (408)              --                --
                                                                         ----------       ----------        ----------
             Net earnings (loss)                                         $      (80)      $     (341)       $    4,243
                                                                         ==========       ==========        ==========
         Weighted average shares outstanding:
             Weighted average shares outstanding (basic)                      8,442            8,436             8,416
             Dilutive effect of stock options                                    --               --                 3
                                                                         ----------       ----------        ----------
                 Weighted average shares outstanding (diluted)                8,442            8,436             8,419
                                                                         ----------       ----------        ----------
         Earnings (loss) per share (basic and diluted):
             Earnings from continuing operations                         $     0.04       $     0.30        $     0.62
             Loss from discontinued operations                                   --            (0.34)            (0.12)
             Extraordinary loss                                               (0.05)              --                --
                                                                         ----------       ----------        ----------
                 Net earnings (loss)                                     $    (0.01)      $    (0.04)       $     0.50
                                                                         ==========       ==========        ==========


         Options to purchase 523 shares in 1998, 463 shares in 1997 and 403 shares in 1996 were antidilutive and were not included in the diluted EPS computation.

(11) MAJOR CUSTOMERS

         One customer accounted for 11% of the Company's net sales in 1998 and 10% in 1997. There were no customers that accounted for 10% or more of the Company's net sales in 1996.

(12) RELATED PARTY TRANSACTIONS

         Howard O. Woltz, Jr., Chairman of the Company, is a shareholder in ICS 3-D Panel Works, Inc. ("ICSPW"). As discussed in Note 3, in 1997, the Company sold its ICS division to ICSPW, a new corporation organized by the division's management group. Prior to the sale, the Audit Committee of the Company's Board of Directors reviewed the terms of the proposed transaction focusing particularly on the participation of Mr. Woltz as an investor. Based upon the continuing operating losses of ICS and the prospective benefit to the Company from the sale of the division, the Audit Committee concluded that (1) Mr. Woltz' participation was essential to the transaction and beneficial to the Company and (2) approval of the transaction was in the best interests of the Company. Based upon the Audit Committee's recommendation, the Board of Directors approved the transaction.

         C. Richard Vaughn, a director of the Company, is Chairman of John S. Clark Company, Inc. ("John S. Clark"), a general building contractor. Construction services provided by John S. Clark to the Company were $93 in 1998 and $5,904 in 1997.

                 (Amounts in thousands, except per share data)


(13) OTHER FINANCIAL DATA

         Balance sheet information:

                                                                          OCTOBER 3,             SEPTEMBER 30,
                                                                             1998                    1997
                                                                         -------------           -------------
                 Accounts receivable, net:
                     Accounts receivable                                 $      28,912            $     31,291
                     Less allowance for doubtful accounts                         (225)                   (242)
                                                                         -------------            ------------
                         Total                                           $      28,687            $     31,049
                                                                         =============            ============
                 Inventories:
                     Raw materials                                       $      15,514            $     24,698
                     Supplies                                                    2,242                   2,147
                     Work in process                                             1,525                   1,730
                     Finished goods                                             11,285                  15,888
                                                                         -------------            ------------
                         Total                                           $      30,566            $     44,463
                                                                         =============            ============

                 Property, plant and equipment, net:
                     Land and land improvements                          $       5,140            $      5,106
                     Buildings                                                  36,225                  35,938
                     Machinery and equipment                                    95,372                  99,554
                     Construction in progress                                    1,660                   1,851
                                                                         -------------            ------------
                                                                               138,397                 142,449
                     Less accumulated depreciation                             (58,047)                (56,048)
                                                                         -------------            ------------
                         Total                                           $      80,350            $     86,401
                                                                         =============            ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of October 3, 1998 and September 30, 1997 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended October 3, 1998 and September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of October 3, 1998 and September 30, 1997, and the results of their operations and their cash flows for the three years ended October 3, 1998 and September 30, 1997 and 1996 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 15, 1998.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED OCTOBER 3, 1998 AND SEPTEMBER 30, 1997 AND 1996

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)


                                                                                   YEAR ENDED
                                                            ---------------------------------------------------------
                                                             OCTOBER 3,                      SEPTEMBER 30,
                                                                                  -----------------------------------
                                                                1998                  1997                  1996
                                                            -------------         -------------         -------------
Balance, beginning of year                                  $         242         $         240         $         250
Additions charged to earnings                                          19                    18                   (10)
Accounts written off                                                  (36)                  (16)                   --
                                                            -------------         -------------         -------------
    Balance, end of year                                    $         225         $         242         $         240
                                                            =============         =============         =============

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of October 3, 1998 and September 30, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended October 3, 1998 and September 30, 1997 and 1996, and have issued our report thereon dated October 15, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 15, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information with respect to directors and nominees required for this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated by reference.

         Information on executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required for this item appears under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required for this item appears under the captions "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this item appears under the captions "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Transactions With Management and Others" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)(1) FINANCIAL STATEMENTS

         The financial statements as set forth under Item 8 are filed as part of this report.

         (A)(2) FINANCIAL STATEMENT SCHEDULES

         Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 27 of this report.

         All other schedules have been omitted because they are either not required or not applicable.

         (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended October 3, 1998.

         (C) EXHIBITS See exhibit index on page 31.

         (D) FINANCIAL STATEMENT SCHEDULES See Item 14 (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INSTEEL INDUSTRIES, INC.

Dated:  December 2, 1998               By: /s/ H. O. WOLTZ III
                                           -----------------------
                                           H. O. WOLTZ III
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 2, 1998 below by the following persons on behalf of the registrant and in the capacities indicated:


       Name and Signature                                                           Positions(s)
----------------------------------                            -------------------------------------------------

/s/ HOWARD O. WOLTZ, JR.                                      Chairman of the Board
-----------------------------------
HOWARD O. WOLTZ, JR.


/s/ H. O. WOLTZ III                                           President, Chief Executive Officer and a Director
-----------------------------------
H. O. WOLTZ III


/s/ MICHAEL C. GAZMARIAN                                      Chief Financial Officer and Treasurer (Principal
-----------------------------------                           Financial and Accounting Officer)
MICHAEL C. GAZMARIAN


/s/ LOUIS E. HANNEN                                           Director
-----------------------------------
LOUIS E. HANNEN


/s/ FRANCES H. JOHNSON                                        Director
-----------------------------------
FRANCES H. JOHNSON


/s/ CHARLES B. NEWSOME                                        Director
-----------------------------------
CHARLES B. NEWSOME


/s/ GARY L. PECHOTA                                           Director
-----------------------------------
GARY L. PECHOTA


/s/ W. ALLEN ROGERS II                                        Director
-----------------------------------
W. ALLEN ROGERS II


/s/ WILLIAM J. SHIELDS                                        Director
-----------------------------------
WILLIAM J. SHIELDS


/s/ C. RICHARD VAUGHN                                         Director
-----------------------------------
C. RICHARD VAUGHN

                                 EXHIBIT INDEX
                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                                OCTOBER 3, 1998

EXHIBIT
NUMBER                                    DESCRIPTION
3-                             ARTICLES OF INCORPORATION AND BYLAWS
                               ------------------------------------
                      3.1      Restated articles of incorporation of the
                               registrant, as amended (incorporated by
                               reference to Exhibit 3.1 to the Company's
                               Current Report on Form 8-K, dated May 3, 1988).
                      3.2      Bylaws of the registrant (as last amended
                               February 5, 1991) (incorporated by reference to
                               the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the
                               year ended September 30, 1991).

4-                             INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                               HOLDERS, INCLUDING INDENTURES
                               -------------------------------------------
                      4.2      Articles IV and VI of the registrant's  restated
                               articles of incorporation, which are incorporated
                               herein by reference to Exhibit 3.1.
                      4.3      Article 2, Section 8, of the registrant's
                               bylaws, which is incorporated herein by
                               reference to Exhibit 3.2.
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

                                       TO
    ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                                OCTOBER 3, 1998


EXHIBIT
NUMBER                                           DESCRIPTION
                  ##  4.41      Amended and Restated Credit Agreement between
                                First Union National Bank of North Carolina and
                                Insteel Industries, Inc. dated January 26, 1996
                                providing for a $35,000,000 revolving line of
                                credit and a $17,500,000 letter of credit and
                                banker's acceptance facility.
                  *** 4.42      First Amendment dated April 11, 1997 to Amended
                                and Restated Credit Agreement between First
                                Union National Bank of North Carolina and
                                Insteel Industries, Inc. dated January 26,
                                1996.
                  *** 4.43      Second Amendment dated April 30, 1997 to
                                Amended and Restated Credit Agreement between
                                First Union National Bank of North Carolina and
                                Insteel Industries, Inc. dated January 26,
                                1996.
                  +++ 4.44      Third Amendment dated November 17, 1997 to
                                Amended and Restated Credit Agreement between
                                First Union National Bank of North Carolina and
                                Insteel Industries, Inc. dated January 26,
                                1996.
                      4.45      Fourth Amendment dated January 6, 1998 to
                                Amended and Restated Credit Agreement between
                                First Union National Bank of North Carolina and
                                Insteel Industries, Inc. dated January 26,
                                1996.
                      4.46      Fifth Amendment dated March 27, 1998 to Amended
                                and Restated Credit Agreement between First
                                Union National Bank of North Carolina and
                                Insteel Industries, Inc. dated January 26,
                                1996.
                      4.47      Sixth Amendment dated August 7, 1998 to Amended
                                and Restated Credit Agreement between First
                                Union National Bank of North Carolina and
                                Insteel Industries, Inc. dated January 26,
                                1996.
                      4.48      Seventh Amendment dated October 27, 1998 to
                                Amended and Restated Credit Agreement between
                                First Union National Bank of North Carolina and
                                Insteel Industries, Inc. dated January 26,
                                1996. UNDERTAKING: The Company agrees to file
                                upon request of the Commission any instrument
                                with respect to long-term debt not registered
                                for which the total amount authorized does not
                                exceed 10% of the total assets of the Company
                                and its subsidiaries on a consolidated basis.

10-                             MATERIAL CONTRACTS
                   +  10.5      Employee Stock Ownership Plan of Insteel
                                Industries, Inc., including Employee Stock
                                Ownership Plan Trust Agreement.
                      10.6      1990 Director Stock Option Plan of Insteel
                                Industries, Inc. (incorporated by reference to
                                the exhibit of the same number contained in the
                                Company's Annual Report on Form 10-K for the
                                year ended September 30, 1991).
                   ** 10.7      Profit Sharing Plan of Insteel Wire Products
                                Company.
                   ** 10.8      Profit Sharing Plan of Insteel Industries, Inc.
                   ++ 10.9      1994 Employee Stock Option Plan of Insteel
                                Industries, Inc.
                      10.11     Nonqualified Stock Option Plan (incorporated by
                                reference to the exhibit of the same number
                                contained in the Company's Annual Report on
                                Form 10-K for the year ended September 30,
                                1995).
                      10.12     1994 Director Stock Option Plan of Insteel
                                Industries, Inc. as Amended and Restated
                                Effective as of April 28, 1998.
                  +++ 10.21     Insteel Industries, Inc. Return on Capital
                                Incentive Compensation Plan for Key Members of
                                Management
                  +++ 10.22     1997 Declaration of Amendment to Insteel
                                Industries, Inc. Return on Capital Incentive
                                Compensation Plan for Key Members of Management

                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                                OCTOBER 3, 1998


EXHIBIT
NUMBER                                          DESCRIPTION
                 +++  10.30     Insteel Industries, Inc. Director Compensation
                                Plan
21-                             List of Subsidiaries of Insteel Industries,
                                Inc., at October 3, 1998.

23-                             CONSENTS OF EXPERTS AND COUNSEL: INDEPENDENT
                                AUDITORS' CONSENT.
                                --------------------------------------------
                      23.1      Consent of Arthur Andersen LLP
27-                             Financial Data Schedule (for SEC use only)

* Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                                Report on Form 10-K for the year ended September
                                30, 1988.
+ Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                                Report on Form 10-K for the year ended September
                                30, 1989.
# Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                                Report on Form 10-K for the year ended September
                                30, 1990.
** Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                                Report on Form 10-K for the year ended September
                                30, 1993.
++ Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                                Report on Form 10-K for the year ended September
                                30, 1994.
## Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                                Report on Form 10-K for the year ended September
                                30, 1996.
*** Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly
                                Report on Form 10-Q for the quarter ended June
                                30, 1997.
+++ Incorporated by reference to the exhibit of the same number contained in the Company's Annual
                                Report on Form 10-K for the year ended September
                                30, 1997.