Form 10-Q
period 1999-01-02
INSTEEL INDUSTRIES INC
filed 1999-02-09
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1999

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

                       Yes [X]                          No [ ]

         The number of shares outstanding of the registrant's common stock as of February 5, 1999 was 8,442,512.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                      JANUARY 2,      OCTOBER 3,
                                                         1999            1998
                                                      ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                            $    565        $    422
  Accounts receivable, net                               24,476          28,687
  Inventories                                            30,710          30,566
  Prepaid expenses and other                              1,996           2,023
                                                       --------        --------
     Total current assets                                57,747          61,698
Property, plant and equipment, net                       79,968          80,350
Other assets                                              4,849           5,083
                                                       --------        --------
     Total assets                                      $142,564        $147,131
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 22,044        $ 28,758
  Accrued expenses                                        5,790           6,013
  Current portion of long-term debt                         620             620
                                                       --------        --------
     Total current liabilities                           28,454          35,391
Long-term debt                                           36,708          35,743
Deferred income taxes                                     6,113           5,726
Other liabilities                                         1,012           1,011
Shareholders' equity:
  Common stock                                           16,885          16,885
  Additional paid-in capital                             38,232          38,232
  Retained earnings                                      15,667          14,143
                                                       --------        --------
     Total shareholders' equity                          70,277          69,260
                                                       --------        --------
     Total liabilities and shareholders' equity        $142,564        $147,131
                                                       ========        ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                  (Unaudited)



                                                                   THREE MONTHS ENDED
                                                               ----------------------------
                                                               JANUARY 2,     DECEMBER 27,
                                                                  1999            1997
                                                               ----------     ------------

Net sales                                                        $62,267        $ 59,919
Cost of sales                                                     55,701          58,444
                                                                 -------        --------
  Gross profit                                                     6,566           1,475
Selling, general and administrative expense                        3,554           3,080
                                                                 -------        --------
  Operating income (loss)                                          3,012          (1,605)
Interest expense                                                     593             968
Other expense                                                         56              42
                                                                 -------        --------
    Earnings (loss) before income taxes                            2,363          (2,615)
Provision (benefit) for income taxes                                 839            (928)
                                                                 -------        --------
  Net earnings (loss)                                            $ 1,524        $ (1,687)
                                                                 =======        ========

  Weighted average shares outstanding (basic and diluted)          8,443           8,441
                                                                 =======        ========

  Net earnings (loss) per share (basic and diluted)              $  0.18        $  (0.20)
                                                                 =======        ========

  Dividends paid per share                                       $  0.06        $   0.06
                                                                 =======        ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                          -----------------------------
                                                                          JANUARY 2,       DECEMBER 27,
                                                                             1999              1997
                                                                          ----------       ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net earnings (loss)                                                      $  1,524         $ (1,687)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
        Depreciation and amortization                                         2,249            2,365
        Loss on sale of assets                                                   16               --
        Net changes in assets and liabilities:
          Accounts receivable, net                                            4,237            6,658
          Inventories                                                          (144)          (4,005)
          Accounts payable and accrued expenses                              (6,937)          (7,419)
          Other changes                                                         543             (422)
                                                                           --------         --------
           Total adjustments                                                    (36)          (2,823)
                                                                           --------         --------
             Net cash provided by (used for) operating activities             1,488           (4,510)
                                                                           --------         --------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:
             Net cash provided by discontinued operating activities              --               21

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (1,831)          (1,873)
  Proceeds from (payments on) notes receivable                                   19              (28)
  Proceeds from sale of property, plant and equipment                             9               --
                                                                           --------         --------
             Net cash used for investing activities                          (1,803)          (1,901)
                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                               23,540           32,629
  Principal payments on long-term debt                                      (22,575)         (26,706)
  Proceeds from exercise of stock options                                        --               44
  Cash dividends paid                                                          (507)            (507)
                                                                           --------         --------
             Net cash provided by financing activities                          458            5,460
                                                                           --------         --------

Net increase (decrease) in cash                                                 143             (930)
Cash and cash equivalents at beginning of period                                422            1,079
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $    565         $    149
                                                                           ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                               $    648         $  1,210
    Income taxes                                                                254              485

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)


(1) BASIS OF PRESENTATION

         The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 3, 1998.

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

(2) INVENTORIES


                                     JANUARY 2,     OCTOBER 3,
                                        1999           1998
                                     ---------      ----------
         Raw materials                $15,475        $15,514
         Supplies                       2,203          2,242
         Work in process                1,311          1,525
         Finished goods                11,721         11,285
                                      -------        -------
           Total inventories          $30,710        $30,566
                                      =======        =======



(3) EARNINGS PER SHARE

         In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the primary and fully diluted earnings per share ("EPS") computations with basic and diluted EPS. Basic EPS are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and dilutive securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS. Options to purchase 585,000 shares and 491,000 shares for the three months ended January 2, 1999 and December 27, 1997, respectively, were antidilutive and were not included in the diluted EPS computation.

         The reconciliation of basic and diluted EPS is as follows:

                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                JANUARY 2,    DECEMBER 27,
                                                                   1999           1997
                                                                ----------    ------------
         Net earnings (loss)                                      $1,524        $(1,687)
                                                                  ======        =======

         Weighted average shares outstanding:
           Weighted average shares outstanding (basic)             8,443          8,441
           Dilutive effect of stock options                           --             --
                                                                  ------        -------
             Weighted average shares outstanding (diluted)         8,443          8,441
                                                                  ======        =======

         Net earnings (loss) per share (basic and diluted)        $ 0.18        $ (0.20)
                                                                  ======        =======

(4) NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The Company has adopted SFAS No. 130 as required in its interim financial statements for the first quarter ended January 2, 1999. The adoption of this statement did not impact the Company's consolidated financial statements as there were no differences between net earnings and comprehensive income.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position or results of operations. The Company will adopt SFAS No. 133 as required in its interim financial statements for the first quarter of 2000.

(5) SUBSEQUENT EVENT

         In January 1999, the Company announced that it had acquired a 25% interest in Structural Reinforcement Products, Inc. ("SRP"), a manufacturer of welded wire fabric products for the construction industry. Under the terms of the purchase agreement, the Company acquired 25% of the common stock in SRP for $3.3 million. In addition, the Company provided SRP with $1.5 million of debt financing and $1.9 million of collateral to support its existing credit facility in order to assume a proportionate share of SRP's debt-related obligations. The Company may be obligated to increase its investment for its equity position by up to $1.0 million depending upon SRP's future financial performance.

         The Company will account for its investment in SRP on an equity basis and, accordingly, will include its share of SRP's earnings in its consolidated earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)


                                                      THREE MONTHS ENDED
                                               -----------------------------------
                                               JANUARY 2,             DECEMBER 27,
                                                  1999      CHANGE       1997
                                               ----------   ------    ------------

Net sales                                       $62,267        4%      $ 59,919
Gross profit                                      6,566      345%         1,475
  Percentage of net sales                          10.5%                    2.5%
Selling, general and administrative expense     $ 3,554       15%      $  3,080
  Percentage of net sales                           5.7%                    5.1%
Operating income (loss)                         $ 3,012      N/M       $ (1,605)
  Percentage of net sales                           4.8%                   (2.7%)
Interest expense                                $   593      (39%)     $    968
  Percentage of net sales                           1.0%                    1.6%
Effective income tax rate                          35.5%                   35.5%
Net earnings (loss)                             $ 1,524      N/M       $ (1,687)
  Percentage of net sales                           2.4%                   (2.8%)



         Net sales for the first quarter increased 4% to $62.3 million from $59.9 million in the year-ago period. The sales increase was in spite of the sale of the assets related to the Company's agricultural fencing product line in February 1998 which reduced current year sales relative to the prior year. On a comparable basis, sales rose 13%. Sales of concrete reinforcing products and nails increased sharply driven by strong construction markets. Sales of tire bead wire and welding wire rose to new highs during the quarter as the Company continued to make significant progress towards completing the required qualification process with its customers. Industrial wire sales declined from a year ago primarily due to a significant increase in the proportion of wire consumed internally to manufacture higher value products.

          Gross margins for the first quarter increased to 10.5% of sales compared with 2.5% in the prior year. The increase in margins was primarily caused by a widening in spreads between selling values and raw material costs for most products together with higher sales of tire bead wire and welding wire. The Company is incurring substantially all of the manufacturing costs related to these products while it operates at a low level of capacity utilization. As a result, any increases in volume significantly impact the Company's profitability. Gross margins were also favorably affected by higher shipments of most products.

         Selling, general and administrative expense ("SG&A expense") rose 15% for the first quarter, increasing to 5.7% of sales from 5.1% in the prior year. The increase in SG&A expense was primarily caused by higher profit-sharing and incentive plan expenses resulting from the significant improvement in the Company's financial results.

         Interest expense fell sharply for the first quarter compared with a year ago due to lower borrowing levels on the Company's revolving credit facility. The reduction in debt was primarily related to lower inventories and the improvement in the Company's earnings relative to the year-ago loss.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)


                                                                              THREE MONTHS ENDED
                                                                        ---------------------------------
                                                                        JANUARY 2,           DECEMBER 27,
                                                                            1999                 1997
                                                                        ----------           ------------
Net cash provided by (used for) continuing operating activities          $   1,488            $  (4,510)
Net cash used for investing activities                                      (1,803)              (1,901)
Net cash provided by financing activities                                      458                5,460
Total debt                                                                  37,328               58,206
  Percentage of total capital                                                   35%                  46%
Shareholders' equity                                                     $  70,277            $  69,172
  Percentage of total capital                                                   65%                  54%
Total capital (total debt + shareholders' equity)                        $ 107,605            $ 127,378



         Operating activities generated $1.5 million of cash for first quarter while using $4.5 million a year ago. The year-to-year change was principally related to a sharp reduction in the typical seasonal increase in inventories and the significant improvement in the Company's financial results. The increase in inventory levels during the current year was less pronounced as a result of unseasonable strong demand for construction-related products. During the prior year quarter, the Company had increased inventories in anticipation of potential supply disruptions resulting from the expiration of a labor agreement and scheduled downtime for maintenance at a primary raw material supplier.

         Investing activities used $1.8 million of cash for the first quarter compared with $1.9 million a year ago. Capital expenditures were primarily for recurring equipment maintenance and upgrades together with the tire bead wire and welding wire expansion.

         Financing activities provided $458,000 of cash for the first quarter compared with $5.5 million a year ago. The decrease in financing requirements resulted from the reduction in the seasonal inventory build and the improved financial performance relative to the prior year.

         The Company's debt to capital ratio decreased to 35% at January 2, 1999 compared with 46% at December 27, 1997. During 1998, the Company's revolving credit facility was amended, increasing the maximum availability to $60.0 million through October 3, 1998, declining to $57.5 million on October 4, 1998 and $55.0 million on January 3, 1999 and thereafter. At January 2, 1999, approximately $24.4 million was available under the facility. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

YEAR 2000

         The "Year 2000" issue refers to older computer systems and other equipment operating on software that uses only two digits to represent the year, rather than four digits. As a result, these older systems and equipment may not process information or otherwise function properly when using the year "2000", since that year will be indistinguishable from the year "1900".

         The Company has initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. During 1996, the Company began developing a plan to upgrade its business and operating systems to Year 2000 compliant software. In addition to addressing the Year 2000 issue, the systems upgrade is expected to enhance the performance of the Company's customer service, manufacturing and administrative processes. Implementation of the upgrade began in 1997 with the initial testing of the system on a limited basis prior to converting all of the Company's locations. As of January 2, 1999, the implementation had been completed at 25% of the Company's facilities with the pace of the conversion expected to accelerate for the remaining locations. The Company expects to complete the project by September 1999.

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

         Market conditions for hot-rolled wire rod, the Company's primary raw material, continue to be favorable. Recent expansions in domestic production capacity together with changes in the global market environment have significantly increased supplier competition. In December 1998, domestic wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission alleging that rising import levels had resulted in serious injury. The domestic producers are pursuing trade relief on a worldwide basis against all countries other than NAFTA nations through duties, quotas or other measures intended to reduce import competition. Although the impact of such actions on the Company's financial results is difficult to predict, the Company believes that rod market conditions will remain competitive in ensuing quarters until the trade actions are resolved.

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

         The Company expects that the recently enacted federal highway spending legislation ("TEA-21") will have a favorable impact on the demand for its concrete reinforcing products. As customer requirements rise, the Company expects to gradually increase the operating volumes of its recently expanded PC strand manufacturing facility to its full design capacity. During the first quarter, sales of the Company's most recent product additions, tire bead wire and welding wire, rose to new highs as the Company made significant progress towards completing the qualification process and establishing itself as a credible supplier. As the Company is currently incurring substantially all of the anticipated operating costs required to support its new businesses, the incremental impact of projected increases in sales is expected to have a significant favorable impact on its financial performance.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; the impact of the resolution of the Section 201 filing with the U.S International Trade Commission on the cost and availability of wire rod; legal, environmental or regulatory developments that significantly impact the Company's operating costs; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the success of the Company's new product initiatives, including the PC strand, collated fastener, tire bead wire and welding wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire and welding wire; and the failure of the Company to receive regular and substantial orders for its new products.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

         10 -              MATERIAL CONTRACTS
                           ------------------

                  10.31 Trust Under Insteel Industries, Inc., Directors Compensation Plan/Return on Capital Plan

         27 -              Financial Data Schedule (for SEC use only).

         b. Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended January 2, 1999.

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


                                          INSTEEL INDUSTRIES, INC.
                                          ------------------------
                                          Registrant



Date: February 5, 1999               By   /s/ H.O. Woltz III
                                          --------------------------------------
                                          H.O. Woltz III
                                          President and Chief Executive Officer




Date: February 5, 1999               By   /s/ Michael C. Gazmarian
                                          --------------------------------------
                                          Michael C. Gazmarian
                                          Chief Financial Officer and Treasurer