Form 10-Q
period 1999-04-03
INSTEEL INDUSTRIES INC
filed 1999-05-14
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended April 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Transition Period From ____________ to __________

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

              Yes [X]                      No [ ]

         The number of shares outstanding of the registrant's common stock as of May 12, 1999 was 8,457,226.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                        APRIL 3,      OCTOBER 3,
                                                          1999          1998
                                                        --------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                           $    822      $    422
    Accounts receivable, net                              27,368        28,687
    Inventories                                           28,547        30,566
    Prepaid expenses and other                             1,780         2,023
                                                        --------      --------
        Total current assets                              58,517        61,698
Property, plant and equipment, net                        79,497        80,350
Other assets                                              11,020         5,083
                                                        --------      --------
        Total assets                                    $149,034      $147,131
                                                        ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $ 20,614      $ 28,758
    Accrued expenses                                       7,489         6,013
    Current portion of long-term debt                        620           620
                                                        --------      --------
        Total current liabilities                         28,723        35,391
Long-term debt                                            40,296        35,743
Deferred income taxes                                      6,694         5,726
Other liabilities                                          1,012         1,011
Shareholders' equity:
    Common stock                                          16,894        16,885
    Additional paid-in capital                            38,244        38,232
    Retained earnings                                     17,171        14,143
                                                        --------      --------
        Total shareholders' equity                        72,309        69,260
                                                        --------      --------
        Total liabilities and shareholders' equity      $149,034      $147,131
                                                        ========      ========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                -------------------   --------------------
                                                                APRIL 3,  MARCH 28,   APRIL 3,   MARCH 28,
                                                                  1999       1998       1999       1998
                                                                --------  ---------   --------   ---------
Net sales                                                       $ 66,162  $  62,996   $128,429   $ 122,915
Cost of sales                                                     56,958     61,669    112,659     120,113
                                                                --------  ---------   --------   ---------
    Gross profit                                                   9,204      1,327     15,770       2,802
Selling, general and administrative expense                        4,565      3,338      8,119       6,418
                                                                --------  ---------   --------   ---------
    Operating income (loss)                                        4,639     (2,011)     7,651      (3,616)
Interest expense                                                     655      1,049      1,248       2,017
Other expense (income)                                                82     (2,472)       138      (2,430)
                                                                --------  ---------   --------   ---------
    Earnings (loss) before income taxes and
        extraordinary item                                         3,902       (588)     6,265      (3,203)
Provision (benefit) for income taxes                               1,385       (209)     2,224      (1,137)
                                                                --------  ---------   --------   ---------
    Earnings (loss) before extraordinary item                      2,517       (379)     4,041      (2,066)
Extraordinary item - loss on early extinguishment of debt             --       (408)        --        (408)
                                                                --------  ---------   --------   ---------

    Net earnings (loss)                                         $  2,517  $    (787)  $  4,041   $  (2,474)
                                                                ========  =========   ========   =========

Weighted average shares outstanding (basic)                        8,443      8,443      8,443       8,442
                                                                ========  =========   ========   =========

Per share (basic and diluted):
    Earnings (loss) before extraordinary item                   $   0.30  $   (0.04)  $   0.48   $   (0.24)
    Extraordinary item - loss on early extinguishment of debt         --      (0.05)        --       (0.05)
                                                                --------  ---------   --------   ---------
        Net earnings (loss)                                     $   0.30  $   (0.09)  $   0.48   $   (0.29)
                                                                ========  =========   ========   =========

Dividends paid per share                                        $   0.06  $    0.06   $   0.12   $    0.12
                                                                ========  =========   ========   =========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                             ------------------------
                                                                                             APRIL 3,       MARCH 28,
                                                                                               1999            1998
                                                                                             --------       ---------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
    Net earnings (loss)                                                                      $  4,041       $ (2,474)
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
            Depreciation and amortization                                                       4,497          4,696
            Gain on sale of assets                                                                (17)        (5,177)
            Extraordinary loss                                                                     --            408
            Net changes in assets and liabilities:
                Accounts receivable, net                                                        1,379         (3,450)
                Inventories                                                                     2,019            153
                Accounts payable and accrued expenses                                          (6,668)          (578)
                Other changes                                                                   1,638         (2,335)
                                                                                             --------       --------
                    Total adjustments                                                           2,848         (6,283)
                                                                                             --------       --------
                        Net cash provided by (used for) continuing operating activities         6,889         (8,757)
                                                                                             --------       --------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:
                        Net cash provided by discontinued operating activities                     --          1,869

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                       (3,664)        (3,937)
    Equity investments                                                                         (3,250)            --
    Purchases of short-term investments                                                        (1,875)            --
    Proceeds from (issuance of) notes receivable                                               (1,421)            12
    Proceeds from sale of property, plant and equipment                                           159          8,966
                                                                                             --------       --------
                        Net cash provided by (used for) investing activities                  (10,051)         5,041
                                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                               51,437         64,469
    Principal payments on long-term debt                                                      (46,884)       (61,635)
    Proceeds from exercise of stock options                                                        22             44
    Cash dividends paid                                                                        (1,013)        (1,013)
                                                                                             --------       --------
                        Net cash provided by financing activities                               3,562          1,865
                                                                                             --------       --------

Net increase in cash                                                                              400             18
Cash and cash equivalents at beginning of period                                                  422          1,079
                                                                                             --------       --------
Cash and cash equivalents at end of period                                                   $    822       $  1,097
                                                                                             ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                             $    685       $  2,288
        Income taxes                                                                            1,060            523

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(2) INVENTORIES

                               APRIL 3,      OCTOBER 3,
(Amounts in thousands)          1999           1998
                               -------      ----------
Raw materials                  $14,734       $15,514
Supplies                         2,614         2,242
Work in process                    649         1,525
Finished goods                  10,550        11,285
                               -------       -------
    Total inventories          $28,547       $30,566
                               =======       =======


(3) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             ------------------       ----------------
                                                            APRIL 3,    MARCH 28,    APRIL 3,    MARCH 28,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                1999         1998         1999        1998
                                                           --------    ----------    --------    --------
Earnings (loss) before extraordinary item                  $2,517      $  (379)      $4,041      $(2,066)
Extraordinary loss                                             --         (408)          --         (408)
                                                           ------      -------       ------      -------
    Net earnings (loss)                                    $2,517      $  (787)      $4,041      $(2,474)
                                                           ======      =======       ======      =======

Weighted average shares outstanding:
    Weighted average shares outstanding (basic)             8,443        8,443        8,443        8,442
    Dilutive effect of stock options                           15           --            2           --
                                                           ------      -------       ------      -------
        Weighted average shares outstanding (diluted)       8,458        8,443        8,445        8,442
                                                           ======      =======       ======      =======

Earnings (loss) per share (basic and diluted):
    Earnings (loss) before extraordinary item              $ 0.30      $ (0.04)      $ 0.48      $ (0.24)
    Extraordinary loss                                         --        (0.05)          --        (0.05)
                                                           ------      -------       ------      -------
        Net earnings (loss)                                $ 0.30      $ (0.09)      $ 0.48      $ (0.29)
                                                           ======      =======       ======      =======


         Options to purchase 443,000 shares and 532,000 shares for the three months ended April 3, 1999 and March 28, 1998, respectively, were antidilutive and were not included in the diluted EPS computation.

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

(5) INVESTMENT IN STRUCTURAL REINFORCEMENT PRODUCTS

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

         The Company is accounting for its investment in SRP on an equity basis and, accordingly, is including its share of SRP's earnings in its consolidated earnings. For the second quarter, the Company recorded an equity loss of $125,000 in other expense on its consolidated statement of earnings.

(6) SUBSEQUENT EVENT

         Following the end of the second quarter, in April 1999, the Company acquired the assets of the concrete reinforcing business of Northwestern Steel and Wire Company ("Northwestern"). Under the terms of the purchase agreement, the Company acquired the inventory, property, plant and equipment of Northwestern's Hickman, Kentucky facility for approximately $8.3 million. In addition, the companies entered into a three-year agreement under which Northwestern will supply Insteel with a portion of its raw material requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                   --------------------------------        -----------------------------------
                                                   APRIL 3,               MARCH 28,          APRIL 3,                MARCH 28,
                                                    1999        CHANGE      1998              1999        CHANGE       1998
                                                   -------      ------    ---------        ----------     ------     ---------
Net sales                                        $ 66,162         5%     $  62,996        $  128,429         4%      $ 122,915
Gross profit                                        9,204       594%         1,327            15,770       463%          2,802
    Percentage of net sales                          13.9%                     2.1%             12.3%                      2.3%
Selling, general and administrative expense      $  4,565        37%     $   3,338        $    8,119        27%      $   6,418
    Percentage of net sales                           6.9%                     5.3%              6.3%                      5.2%
Operating income (loss)                          $  4,639        N/M     $  (2,011)       $    7,651       N/M       $  (3,616)
    Percentage of net sales                           7.0%                    (3.2)%             6.0%                     (2.9)%
Interest expense                                 $    655       (38)%    $   1,049        $    1,248       (38)%     $   2,017
    Percentage of net sales                           1.0%                     1.7%              1.0%                      1.6%
Effective income tax rate                            35.5%                    35.5%             35.5%                     35.5%
Earnings (loss) before extraordinary item        $  2,517       N/M      $    (379)       $    4,041       N/M       $  (2,066)
    Percentage of net sales                           3.8%                    (0.6)%             3.1%                     (1.7)%



         Net sales for the second quarter increased 5% to $66.2 million from $63.0 million in the year-ago period. For the six-month period, sales increased 4% from the prior year. The sales increase was in spite of the sale of the assets related to the Company's agricultural fencing product line in February 1998 which reduced current year sales relative to the prior year. On a comparable basis, sales rose 9% for the quarter and 10% for the six-month period. Sales of concrete reinforcing products increased sharply driven by strong construction markets. Sales of tire bead wire and welding wire rose to new highs during the quarter as the Company continued to make significant progress towards obtaining customer approvals and furthering its market penetration. Industrial wire sales declined from a year ago primarily due to a significant increase in the proportion of wire consumed internally to manufacture higher value products.

          Gross margins for the second quarter increased to 13.9% of sales compared with 2.1% in the prior year. For the six-month period, gross margins rose to 12.3% of sales from 2.3% a year ago. The increase in margins was primarily caused by higher shipment volumes and widening spreads between selling values and raw material costs for most products together with increased operating efficiencies and lower per-unit manufacturing costs. Higher sales of tire bead wire and welding wire were also responsible for the margin improvement. The Company is incurring substantially all of the manufacturing costs related to these products while it operates at a low level of capacity utilization. As a result, any increases in volume significantly impact the Company's profitability.

         Selling, general and administrative expense ("SG&A expense") rose 37% for the second quarter, increasing to 6.9% of sales from 5.3% in the prior year. For the six-month period, SG&A expense increased 27%, rising to 6.3% of sales from 5.2% a year ago. The increase in SG&A expense was primarily caused by higher incentive plan and profit-sharing plan expenses resulting from the significant improvement in the Company's financial results.

         Interest expense fell sharply for the second quarter and six-month periods compared with a year ago due to lower borrowing levels on the Company's revolving credit facility. The reduction in debt was primarily related to lower inventories and the improvement in the Company's earnings relative to the year-ago loss.

         Second-quarter and six-month results for the prior year reflect a pre-tax gain of $2.5 million in other income related to the February 1998 sale of the assets related to the Company's agricultural fencing product line.

         Second-quarter and six-month results for the prior year reflect an extraordinary loss of $408,000 after income taxes, or approximately five cents per share, related to the early extinguishment of debt.. In March 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its unsecured revolving credit facility,

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)


                                                                            SIX MONTHS ENDED
                                                                    -----------------------------
                                                                      APRIL 3,        MARCH 28,
                                                                        1999             1998
                                                                    -----------      -----------
Net cash provided by (used for) continuing operating activities      $   6,889        $  (8,757)
Net cash provided by (used for) investing activities                   (10,051)           5,041
Net cash provided by financing activities                                3,562            1,865
Total long-term debt                                                    40,916           55,554
    Percentage of total capital                                             36%              45%
Shareholders' equity                                                 $  72,309        $  67,879
    Percentage of total capital                                             64%              55%
Total capital (total long-term debt + shareholders' equity)          $ 113,225        $ 123,433


         Operating activities generated $6.9 million of cash for six-month period while using $8.8 million a year ago. The year-to-year change was primarily related to the significant improvement in the Company's financial results. Cash generated from reductions in accounts receivables and inventories was offset by a reduction in accounts payable and accrued expenses.

         Investing activities used $10.1 million of cash for the six-month period while providing $5.0 million a year ago. The year-to-year change was principally due to the current year investments related to SRP together with the prior year proceeds from the sale of agricultural fencing equipment. Capital expenditures were primarily for recurring equipment maintenance and upgrades together with the tire bead wire and welding wire expansion.

         Financing activities provided $3.6 million of cash for the six-month period compared with $1.9 million a year ago. The increase in financing requirements primarily resulted from the investments relating to SRP.

         The Company's debt to capital ratio decreased to 36% at April 3, 1999 compared with 45% at March 28, 1998. At April 3, 1999, approximately $18.2 million was available under the Company's revolving credit facility which provided for maximum availability of $55.0 million. Following the end of the second quarter, in April 1999, the facility was amended, increasing the maximum availability to $60.0 million. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

YEAR 2000

         The "Year 2000" issue refers to older computer systems and other equipment operating on software that uses only two digits to represent the year, rather than four digits. As a result, these older systems and equipment may not process information or otherwise function properly when using the year "2000", since that year will be indistinguishable from the year "1900".

         The Company has initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. During 1996, the Company began developing a plan to upgrade its business and operating systems to Year 2000 compliant software. In addition to addressing the Year 2000 issue, the systems upgrade is expected to enhance the performance of the Company's customer service, manufacturing and administrative processes. Implementation of the upgrade began in 1997 with the initial testing of the system on a limited basis prior to converting all of the Company's locations. As of April 3, 1999, the implementation had been completed at 50% of the Company's facilities with the pace of the conversion expected to accelerate for the remaining locations. The Company expects to complete the project by September 1999.

         In order to identify potential Year 2000 problems at key suppliers and customers, the Company initiated external surveys to assess their level of compliance. As of April 3, 1999, the Company had received responses back from approximately 75% of its critical suppliers indicating that they were either already in compliance or planned on being in compliance by December 31, 1999. The Company is in the process of following up with those suppliers who have not responded that are considered to be critical to the Company's operations. Alternative suppliers will be identified and evaluated by October 31, 1999 for those vendors who have not indicated that they will be Year 2000 compliant by December 31, 1999.

         The Company also is in the process of reviewing embedded software in its equipment and facilities to identify potential Year 2000 issues. Equipment manufacturers are being requested to certify their compliance and assist the Company in developing solutions where they are currently non-compliant. As of April 3, 1999, approximately 90% of the Company's critical manufacturing equipment had been certified by vendors as being Year 2000 compliant. The Company expects to complete the assessment and testing process by September 1999. Any critical equipment that is non-compliant will be upgraded or replaced as necessary.

         The Company's efforts to date have been concentrated on mitigating Year 2000 disturbances. As the Company proceeds forward with its assessment, remediation and testing programs and evaluates the reasonable potential risks, it will determine the appropriate contingency plans and resources. Any such contingency actions and resources would be planned to be in place in sufficient time for the Year 2000.

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

         Market conditions for hot-rolled wire rod, the Company's primary raw material, continued to be favorable through the second quarter. Recent expansions in domestic production capacity together with changes in the global market environment significantly increased supplier competition. In December 1998, domestic wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission ("ITC") alleging that rising import levels had resulted in serious injury. The domestic producers are pursuing trade relief on a worldwide basis against all countries other than NAFTA nations through duties, quotas or other measures intended to reduce import competition. In May 1999, the ITC voted 3-3 in its initial injury determination with the investigation now proceeding to the remedy phase. Domestic rod producers have recently announced or implemented price increases in response to strong market conditions. The future impact of these actions on the Company's financial results is difficult to predict, depending upon the resolution of the trade filings together with the Company's ability to recover any raw material price increases in its markets.

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

         The Company expects that the recently enacted federal highway spending legislation ("TEA-21") will have a favorable impact on the demand for its concrete reinforcing products. As customer requirements rise, the Company expects to gradually increase the operating volumes of its recently expanded PC strand manufacturing facility to its full design capacity. During the second quarter, sales of the Company's most recent product additions, tire bead wire and welding wire, rose to new highs as the Company made significant progress towards completing the qualification process and establishing itself as a credible supplier. As the Company is currently incurring substantially all of the anticipated operating costs required to support its new businesses, the incremental impact of projected increases in sales is expected to have a significant favorable impact on its financial performance.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 26, 1999, the Board of Directors of the Company declared a dividend distribution of one Preferred Stock Purchase Right on each share of the Company's Common Stock to shareholders of record on May 17, 1999. One right will also be issued for each share of Common Stock issued after May 17, 1999. The Company issued the rights pursuant to a Rights Agreement dated as of April 27, 1999 between the Company and First Union National Bank, as Rights Agent. The issuance of the rights did not constitute a sale of securities for the purpose of Section 5 of the Securities Act of 1933. The rights and the Rights Agreement are described in the Company's Current Report on Form 8-K dated April 26, 1999, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1999 Annual Meeting of Shareholders on February 9, 1999. Three directors were elected to serve for three-year terms ending in 2002. Voting results were as follows:

                                          VOTES
                            --------------------------------
                                 FOR               WITHHELD
                            ------------          ----------
W. Allen Rogers II           7,898,020              56,694
Gary L. Pechota              7,896,617              58,097
William J. Shields           7,901,254              53,460



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

                    3 -             ARTICLES OF INCORPORATION AND BYLAWS
                                    ------------------------------------
                           3.1      Articles of amendment to the restated articles of incorporation of the registrant.
                           3.2      Bylaws of the registrant (as last amended April 26, 1999)

                  27 -              Financial Data Schedule (for SEC use only)

         b. Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended April 3, 1999.

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


                                           INSTEEL INDUSTRIES, INC.
                                           ------------------------
                                           Registrant


Date: May 12, 1999                    By   /s/  H.O. Woltz III
                                           ------------------------------
                                           H.O. Woltz III
                                           President and Chief Executive Officer



Date: May 12, 1999                    By   /s/  Michael C. Gazmarian
                                           ------------------------------
                                           Michael C. Gazmarian
                                           Chief Financial Officer and Treasurer