Form 10-Q
period 1999-07-03
INSTEEL INDUSTRIES INC
filed 1999-08-13
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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

                        Yes [X]          No [ ]

         The number of shares outstanding of the registrant's common stock as of August 11, 1999 was 8,457,226.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                         July 3,      October 3,
                                                          1999          1998
                                                        --------      --------
ASSETS
Current assets:
    Cash and cash equivalents                           $    517      $    422
    Accounts receivable, net                              28,940        28,687
    Inventories                                           31,929        30,566
    Prepaid expenses and other                             1,686         2,023
                                                        --------      --------
        Total current assets                              63,072        61,698
Property, plant and equipment, net                        85,504        80,350
Other assets                                              11,126         5,083
                                                        --------      --------
        Total assets                                    $159,702      $147,131
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $ 27,452      $ 28,758
    Accrued expenses                                       8,386         6,013
    Current portion of long-term debt                        620           620
                                                        --------      --------
        Total current liabilities                         36,458        35,391
Long-term debt                                            39,639        35,743
Deferred income taxes                                      7,311         5,726
Other liabilities                                          1,014         1,011
Shareholders' equity:
    Common stock                                          16,914        16,885
    Additional paid-in capital                            38,314        38,232
    Retained earnings                                     20,052        14,143
                                                        --------      --------
        Total shareholders' equity                        75,280        69,260
                                                        --------      --------
        Total liabilities and shareholders' equity      $159,702      $147,131
                                                        ========      ========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)

                                                                     Three Months Ended          Nine Months Ended
                                                                   ---------------------      ----------------------
                                                                   July 3,       June 27,      July 3,      June 27,
                                                                    1999           1998         1999          1998
                                                                   -------       -------      --------      --------
Net sales                                                          $72,676       $69,275      $201,105      $192,190
Cost of sales                                                       61,947        65,258       174,606       185,371
                                                                   -------       -------      --------      --------
    Gross profit                                                    10,729         4,017        26,499         6,819
Selling, general and administrative expense                          4,764         3,070        12,883         9,488
                                                                   -------       -------      --------      --------
    Operating income (loss)                                          5,965           947        13,616        (2,669)
Interest expense                                                       602           911         1,850         2,928
Other expense (income)                                                 (35)           28           103        (2,402)
                                                                   -------       -------      --------      --------
    Earnings (loss) before income taxes and
        extraordinary item                                           5,398             8        11,663        (3,195)
Provision (benefit) for income taxes                                 2,010             3         4,234        (1,134)
                                                                   -------       -------      --------      --------
    Earnings (loss) before extraordinary item                        3,388             5         7,429        (2,061)
Extraordinary item - loss on early extinguishment of debt               --            --            --          (408)
                                                                   -------       -------      --------      --------

    Net earnings (loss)                                            $ 3,388       $     5      $  7,429      $ (2,469)
                                                                   =======       =======      ========      ========

Weighted average shares outstanding (basic)                          8,453         8,443         8,446         8,442
                                                                   =======       =======      ========      ========

Per share (basic and diluted):
    Earnings (loss) before extraordinary item                      $  0.40       $    --      $   0.88      $  (0.24)
    Extraordinary item - loss on early extinguishment of debt           --            --            --         (0.05)
                                                                   -------       -------      --------      --------
        Net earnings (loss)                                        $  0.40       $    --      $   0.88      $  (0.29)
                                                                   =======       =======      ========      ========

Dividends paid per share                                           $  0.06       $  0.06      $   0.18      $   0.18
                                                                   =======       =======      ========      ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                             -----------------------
                                                                                              July 3,       June 27,
                                                                                               1999           1998
                                                                                             --------       --------
Cash Flows From Continuing Operating Activities:
    Net earnings (loss)                                                                      $  7,429       $ (2,469)
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
            Depreciation and amortization                                                       6,766          6,767
            Gain on sale of assets                                                               (113)        (4,704)
            Extraordinary loss                                                                     --            408
            Net changes in assets and liabilities:
                Accounts receivable, net                                                         (224)        (1,091)
                Inventories                                                                       263          7,082
                Accounts payable and accrued expenses                                           1,055         (4,639)
                Other changes                                                                   2,196         (2,688)
                                                                                             --------       --------
                    Total adjustments                                                           9,943          1,135
                                                                                             --------       --------
                        Net cash provided by (used for) continuing operating activities        17,372         (1,334)
                                                                                             --------       --------

Cash Flows From Discontinued Operating Activities:
                        Net cash provided by discontinued operating activities                     --          1,869

Cash Flows From Investing Activities:
    Capital expenditures                                                                       (5,126)        (5,261)
    Acquisition of business                                                                    (8,397)            --
    Equity investments                                                                         (3,250)            --
    Purchases of short-term investments                                                        (1,875)            --
    Proceeds from (issuance of) notes receivable                                               (1,355)           134
    Proceeds from sale of property, plant and equipment                                           239          8,864
                                                                                             --------       --------
                        Net cash provided by (used for) investing activities                  (19,764)         3,737
                                                                                             --------       --------

Cash Flows From Financing Activities:
    Proceeds from long-term debt                                                               81,142         86,118
    Principal payments on long-term debt                                                      (77,246)       (89,275)
    Proceeds from exercise of stock options                                                       111             44
    Cash dividends paid                                                                        (1,520)        (1,519)
                                                                                             --------       --------
                        Net cash provided by (used for) financing activities                    2,487         (4,632)
                                                                                             --------       --------

Net increase (decrease) in cash                                                                    95           (360)
Cash and cash equivalents at beginning of period                                                  422          1,079
                                                                                             --------       --------
Cash and cash equivalents at end of period                                                   $    517       $    719
                                                                                             ========       ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
        Interest                                                                             $  1,898       $  3,177
        Income taxes                                                                            2,355            596

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

(2) INVENTORIES

                                      July 3,     October 3,
          (Amounts in thousands)       1999          1998
                                      -------      -------
          Raw materials               $13,355      $15,514
          Supplies                      2,671        2,242
          Work in process               1,473        1,525
          Finished goods               14,430       11,285
                                      -------      -------
              Total inventories       $31,929      $30,566
                                      =======      =======


(3) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                            Three Months Ended         Nine Months Ended
                                                           --------------------      --------------------
                                                           July 3,      June 27,     July 3,      June 27,
(Amounts in thousands, except per share data)                1999         1998        1999          1998
                                                           -------      -------      -------      -------
Earnings (loss) before extraordinary item                  $ 3,388      $     5      $ 7,429      $(2,061)
Extraordinary loss                                              --           --           --         (408)
                                                           -------      -------      -------      -------
    Net earnings (loss)                                    $ 3,388      $     5      $ 7,429      $(2,469)
                                                           =======      =======      =======      =======

Weighted average shares outstanding:
    Weighted average shares outstanding (basic)              8,453        8,443        8,446        8,442
    Dilutive effect of stock options                            99           12           24           --
                                                           -------      -------      -------      -------
        Weighted average shares outstanding (diluted)        8,552        8,455        8,470        8,442
                                                           =======      =======      =======      =======

Earnings (loss) per share (basic and diluted):
    Earnings (loss) before extraordinary item              $  0.40      $    --      $  0.88      $ (0.24)
    Extraordinary loss                                          --           --           --        (0.05)
                                                           -------      -------      -------      -------
        Net earnings (loss)                                $  0.40      $    --      $  0.88      $ (0.29)
                                                           =======      =======      =======      =======


         Options to purchase 58,000 shares and 354,000 shares for the three months ended July 3, 1999 and June 27, 1998, respectively, were antidilutive and were not included in the diluted EPS computation.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position or results of operations. The Company will adopt SFAS No. 133 as required in its interim financial statements for the first quarter of 2001.

(5) INVESTMENT IN STRUCTURAL REINFORCEMENT PRODUCTS

         In January 1999, the Company acquired a 25% interest in Structural Reinforcement Products, Inc. ("SRP"), a manufacturer of welded wire fabric products for the construction industry. Under the terms of the purchase agreement, the Company acquired 25% of the common stock in SRP for $3.3 million. In addition, the Company provided SRP with $1.5 million of debt financing and $1.9 million of collateral to support its existing credit facility in order to assume a proportionate share of SRP's debt-related obligations. The Company may be obligated to increase its investment for its equity position by up to $1.0 million depending upon SRP's future financial performance.

         The Company is accounting for its investment in SRP on an equity basis and, accordingly, is including its share of SRP's earnings in its consolidated earnings. For the second quarter, the Company recorded an equity loss of $125,000 in other expense on its consolidated statement of earnings.

(6) ACQUISITION OF CONCRETE REINFORCING BUSINESS

         In April 1999, the Company acquired the assets of the concrete reinforcing business of Northwestern Steel and Wire Company ("Northwestern"). Under the terms of the purchase agreement, the Company acquired the inventory, property, plant and equipment of Northwestern's Hickman, Kentucky facility for approximately $8.4 million. In addition, the companies entered into a three-year agreement under which Northwestern will supply Insteel with a portion of its raw material requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)




                                                           Three Months Ended                         Nine Months Ended
                                                 -----------------------------------       ------------------------------------
                                                 July 3,                    June 27,       July 3,                     June 27,
                                                  1999          Change        1998          1999          Change        1998
                                                  ----          ------        ----          ----          ------        ----
Net sales                                        $72,676           5%       $69,275       $201,105           5%       $192,190
Gross profit                                      10,729         167%         4,017         26,499         289%          6,819
    Percentage of net sales                         14.8%                       5.8%          13.2%                        3.5%
Selling, general and administrative expense      $ 4,764          55%       $ 3,070       $ 12,883          36%       $  9,488
    Percentage of net sales                          6.6%                       4.4%           6.4%                        4.9%
Operating income (loss)                          $ 5,965         N/M        $   947       $ 13,616         N/M        $ (2,669)
    Percentage of net sales                          8.2%                       1.4%           6.8%                       (1.4%)
Interest expense                                 $   602         (34%)      $   911       $  1,850         (37%)      $  2,928
    Percentage of net sales                          0.8%                       1.3%           0.9%                        1.5%
Effective income tax rate                           37.2%                      37.5%          36.3%                       35.5%
Earnings (loss) before extraordinary item        $ 3,388         N/M        $     5       $  7,429         N/M        $ (2,061)
    Percentage of net sales                          4.7%                        .0%           3.7%                       (1.1%)


         Net sales for the third quarter increased 5% to $72.7 million from $69.3 million in the year-ago period. For the nine-month period, sales increased 5% from the prior year. The sales increase for the nine-month period was in spite of the sale of the assets related to the Company's agricultural fencing product line in February 1998 which reduced current year sales relative to the prior year. On a comparable basis, sales rose 10% for the nine-month period. Sales of concrete reinforcing products increased significantly for the three-month and nine-month periods as a result of strong construction markets, additional volume generated by the building mesh supply agreement with SRP, and the Company's recent acquisition of the assets of Northwestern's concrete reinforcing business. Sales of tire bead wire rose to a new high during the quarter as the Company continued to gain customer acceptance and further its market penetration. Industrial wire sales declined for the three-month and nine-month periods compared to the same periods in fiscal 1998, primarily due to a significant increase in the proportion of wire consumed internally to manufacture higher value products.

          Gross margins for the third quarter increased to 14.8% of sales compared with 5.8% in the prior year. For the nine-month period, gross margins rose to 13.2% of sales from 3.5% a year ago. The margin improvement was primarily caused by strong market conditions and widening spreads between selling values and raw material costs for most products together with lower per-unit manufacturing costs and additional building mesh sales provided by SRP. Gross margins were also favorably impacted by the higher sales of tire bead wire as the Company increased the capacity utilization of the Virginia manufacturing facility.

         Selling, general and administrative expense ("SG&A expense") rose 55% for the third quarter, increasing to 6.6% of sales from 4.4% in the prior year. For the nine-month period, SG&A expense increased 36%, rising to 6.4% of sales from 4.9% a year ago. The increase in SG&A expense was primarily caused by higher incentive plan and profit-sharing plan expenses resulting from the significant improvement in the Company's financial results together with legal fees related to acquisition activities and employment-related issues.

         Interest expense fell sharply for the third quarter and nine-month periods compared with a year ago due to lower borrowing levels and rates on the Company's revolving credit facility. The reduction in debt was primarily due to the significant improvement in the Company's earnings relative to the year-ago loss.

         The nine-month results for the prior year reflect a pre-tax gain of $2.5 million in other income related to the February 1998 sale of the assets associated with the Company's agricultural fencing product line.

         The nine-month results for the prior year reflect an extraordinary loss of $408,000 after income taxes, or approximately five cents per share, related to the early extinguishment of debt. In March 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its unsecured revolving credit facility.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                        Nine Months Ended
                                                                     ------------------------
                                                                      July 3,         June 27,
                                                                       1999            1998
                                                                     --------        --------
Net cash provided by (used for) continuing operating activities      $ 17,372        $ (1,334)
Net cash provided by (used for) investing activities                  (19,764)          3,737
Net cash provided by (used for) financing activities                    2,487          (4,632)
Total long-term debt                                                   40,259          49,118
    Percentage of total capital                                            35%             42%
Shareholders' equity                                                 $ 75,280        $ 67,378
    Percentage of total capital                                            65%             58%
Total capital (total long-term debt + shareholders' equity)          $115,539        $116,496


         Operating activities generated $17.4 million of cash for nine-month period while using $1.3 million a year ago. The year-to-year change was primarily related to the significant improvement in the Company's financial results and increases in accrued expenses and deferred taxes.

         Investing activities used $19.8 million of cash for the nine-month period while providing $3.7 million a year ago. The year-to-year change was principally due to the current year investments related to SRP and the acquisition of the assets of Northwestern's concrete reinforcing business compared with the prior year proceeds from the sale of agricultural fencing equipment. Capital expenditures were primarily for equipment replacements and upgrades together with the tire bead wire expansion.

         Financing activities provided $2.5 million of cash for the nine-month period while using $4.6 million a year ago. The increase in financing requirements primarily resulted from the investments related to SRP and the acquisition of the assets of Northwestern's concrete reinforcing business.

         The Company's debt to capital ratio decreased to 35% at July 3, 1999 compared with 42% at June 27, 1998. At July 3, 1999, approximately $23.7 million was available under the Company's revolving credit facility which provided for maximum availability of $60.0 million. The Company currently expects to fund its capital expenditure requirements and liquidity needs from a combination of internally generated funds, the revolving credit facility and additional long-term sources of financing.

YEAR 2000

         The "Year 2000" issue refers to older computer systems and other equipment operating on software that uses only two digits to represent the year, rather than four digits. As a result, these older systems and equipment may not process information or otherwise function properly when using the year "2000", since that year will be indistinguishable from the year "1900".

         The Company has initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. During 1996, the Company began developing a plan to upgrade its business and operating systems to Year 2000 compliant software. In addition to addressing the Year 2000 issue, the systems upgrade is expected to enhance the performance of the Company's customer service, manufacturing and administrative processes. Implementation of the upgrade began in 1997 with the initial testing of the system on a limited basis prior to converting all of the Company's locations. As of July 3, 1999, the implementation had been completed at all but one of the Company's facilities. The remaining location is expected to complete the implementation in September 1999.

         In order to identify potential Year 2000 problems at key suppliers and customers, the Company initiated external surveys to assess their level of compliance. As of July 3, 1999, the Company had received responses back from approximately 80% of its critical suppliers indicating that they were either already in compliance or planned on being in compliance by December 31, 1999. The Company is in the process of following up with those suppliers who have not responded that are considered to be critical to the Company's operations. Alternative suppliers will be identified and evaluated by October 31, 1999 for those vendors who have not indicated that they will be Year 2000 compliant by December 31, 1999.

         The Company also is in the process of reviewing embedded software in its equipment and facilities to identify potential Year 2000 issues. Equipment manufacturers are being requested to certify their compliance and assist the Company in developing solutions where they are currently non-compliant. As of July 3, 1999, approximately 90% of the Company's critical manufacturing equipment had been certified by vendors as being Year 2000 compliant. The Company expects to complete the assessment and testing process by September 1999. Any critical equipment that is non-compliant will be upgraded or replaced as necessary.

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

         Market conditions for hot-rolled wire rod, the Company's primary raw material, continued to be favorable through the third quarter. Recent expansions in domestic production capacity together with changes in the global market environment significantly increased supplier competition. In January 1999, domestic wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission ("ITC") alleging that rising import levels had resulted in serious injury. The domestic producers are pursuing trade relief on a worldwide basis against all countries other than NAFTA nations through duties, quotas or other measures intended to reduce import competition. In May 1999, three ITC commissioners found that the domestic wire rod industry had not been injured by imports. Two commissioners found that the industry had been injured by imports, and the sixth commissioner found that the industry had not been injured, but that a threat of injury existed. The investigation is now in the remedy phase. President Clinton is scheduled to make a determination on relief for the industry by September 27, 1999. Domestic rod producers have recently implemented price increases in response to strong market conditions. The future impact of these actions on the Company's financial results is difficult to predict, depending upon the resolution of the trade filings together with the Company's ability to recover any raw material price increases in its markets.

         The Company's business strategy continues to be focused on (1) further expansion into higher value products that offer the potential to generate returns that exceed the Company's cost of capital and (2) improving the financial performance of the Company's traditional businesses to acceptable levels. During 1994 - 1997, the Company built two new production facilities and reconfigured an existing operation in order to develop the manufacturing capabilities required to enter the markets for PC strand, collated fasteners and tire bead wire. Sales of these new products are expected to increase from $39.6 million in 1998 to $100.0 million when fully operational.

         The Company expects that the recently enacted federal highway spending legislation ("TEA-21") will have a favorable impact on the demand for its concrete reinforcing products. As customer requirements rise, the Company expects to gradually increase the operating volumes of its recently expanded PC strand manufacturing facility to its full design capacity. During the third quarter, sales of the Company's most recent product addition, tire bead wire, rose to a new high as the Company continued to make progress towards completing the qualification process and establishing itself as a credible supplier. As the Company is currently incurring substantially all of the anticipated operating costs required to support its new business, the incremental impact of projected increases in sales is expected to have a significant favorable impact on its financial performance.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the

Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; the impact of the resolution of the Section 201 filing with the U.S International Trade Commission on the cost and availability of wire rod; legal, environmental or regulatory developments that significantly impact the Company's operating costs; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the financial impact of the acquisition of the 25% interest in SRP and the Hickman, KY manufacturing facility; the success of the Company's new product initiatives, including the PC strand, collated fastener and tire bead wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire; and the failure of the Company to receive regular and substantial orders for its new products.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

                  27 -              Financial Data Schedule

         b. Reports on Form 8-K

                  The Company filed a report on Form 8-K, dated May 7, 1999. The Item reported was "Item 5. Other Events".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INSTEEL INDUSTRIES, INC.
                                                Registrant



Date: August 11, 1999                  By       /s/ H.O. WOLTZ III
------------------------------                  --------------------------------
                                                H.O. Woltz III
                                                President and Chief Executive
                                                Officer




Date: August 11, 1999                  By       /s/ MICHAEL C. GAZMARIAN
------------------------------                  --------------------------------
                                                Michael C. Gazmarian
                                                Chief Financial Officer and
                                                Treasurer