Form 10-K405
period 1999-10-02
INSTEEL INDUSTRIES INC
filed 1999-12-17
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant as of December 13, 1999 was $62,163,416.

         The number of shares outstanding of the registrant's common stock as of December 13, 1999 was 8,457,226.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

         Insteel Industries, Inc. ("Insteel" or "the Company") is one of the nation's leading manufacturers of wire products. Insteel Wire Products Company ("IWP"), the Company's wholly-owned subsidiary, manufactures and markets concrete reinforcing products, industrial wire, nails and tire bead wire for a broad range of construction and industrial applications.

         Insteel's business strategy is driven off of a return on capital framework with the primary objective of creating economic value through the generation of returns that exceed the Company's cost of capital. The Company seeks to attain leadership positions in the markets that it serves through internal growth as well as acquisitions. The Company also pursues expansion opportunities in new and related products that leverage off of its core competencies in the manufacture and marketing of wire products.

         During 1999, the Company furthered this strategy with the completion of two expansions in its concrete reinforcing business. In January 1999, the Company acquired a 25% interest in Structural Reinforcement Products, Inc. ("SRP"), a manufacturer of welded wire fabric products. In April 1999, the Company acquired the assets of the concrete reinforcing business of Northwestern Steel and Wire Company, consisting of the inventory, property, plant and equipment of its Hickman, Kentucky facility which manufactures welded wire fabric products.

PRODUCTS

         CONCRETE REINFORCING PRODUCTS include welded wire fabric and prestressed concrete strand ("PC strand"). Welded wire fabric is produced as both standard and specially engineered reinforcing products for concrete pipe manufacturers, precasters, distributors and construction companies. PC strand is a sophisticated reinforcing product sold to precasters and posttensioning suppliers that is used for both pretensioned and posttensioned prestressed concrete construction.

         INDUSTRIAL WIRE PRODUCTS are primarily sold to manufacturers of springs for bedding and furniture, appliances, display racks and a broad range of other products. Product attributes vary with the end use and can include galvanizing for corrosion resistance and intermediate heat-treating, in addition to stringent tolerance requirements and mechanical properties.

         BULK NAILS consist of a wide variety of products such as common nails, finishing nails, box nails, sinkers, duplex nails and galvanized nails sold to wholesalers and distributors primarily for construction-related applications. In addition, the Company produces machine quality nails that are used for industrial applications such as pallet manufacturing.

         COLLATED NAILS are comprised of a broad range of brite and galvanized collated nails that are used by a variety of pneumatic nailing tools. The products are sold to distributors and original equipment manufacturers ("OEMs") primarily for construction-related applications.

         TIRE BEAD WIRE is a bronze-plated steel wire sold to tire manufacturers that is used to reinforce the inside diameter of a tire and hold the tire to the wheel.

MARKETING AND DISTRIBUTION

         Insteel markets its products through sales representatives who are employees of the Company. The Company's sales organization is aligned with its product lines, assigned to the specific markets served. The Company's products are sold directly to users and through numerous wholesalers, distributors and retailers located primarily in the eastern part of the U.S. as well as portions of the Southwest and West Coast. Insteel delivers its products by truck using common or contract carriers.

CUSTOMERS

         The Company sells its products to a broad range of customers including OEMs, distributors, wholesalers and retailers. There were no customers that represented 10% or more of the Company's net sales in 1999. Sealy, Inc. accounted for approximately 11% of the Company's net sales in 1998 and 10% in 1997.

RAW MATERIALS

         The primary raw material required in the production of Insteel's wire products is hot rolled carbon steel wire rod. The Company purchases wire rod from both domestic and foreign suppliers. Wire rod supply was adequate during 1999 and the market was relatively stable. Worldwide demand for wire rod began to recover as the impact of the Asian financial crisis eased and global demand improved. Domestic wire rod producers successfully increased prices in the Company's third quarter, and again in the fourth quarter, as they sought to restore pricing to pre-1998 levels. In January 1999, domestic wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission ("ITC") alleging that rising import levels had resulted in serious injury to the domestic industry. The domestic producers are pursuing trade relief on a worldwide basis against all countries other than NAFTA nations through duties, quotas or other measures intended to reduce import competition. In May 1999, three ITC commissioners found that the domestic wire rod industry had not been injured by imports. Two commissioners found that the industry had been injured by imports, and the sixth commissioner found that the industry had not been injured, but that a threat of injury existed. The investigation is now in the remedy phase. Although President Clinton was scheduled to make a determination on relief for the industry by September 27, 1999, to date, no determination has been made. The future impact of these actions on the Company's financial results is difficult to predict, depending upon the resolution of the trade filings together with the Company's ability to recover any raw material price increases in its markets.

COMPETITION

         The markets in which the Company's business is conducted are highly competitive. Insteel faces formidable competition in most of its market segments, including competition from companies whose revenues and financial resources are much larger than the Company's. Some of its competitors are integrated steelmakers that produce both wire rod and wire products and offer multiple product lines over broad geographical areas. Other competitors are smaller independent wire mills that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Selling prices tend to ultimately move with changes in raw material costs, although spreads can widen or narrow depending upon market conditions. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. The Company believes that it is one of the leading low cost producers of wire products based upon its technologically-advanced manufacturing facilities and production capabilities. In addition, the Company offers a broader range of products through more diverse distribution channels than any of its competitors. The Company believes that it is well positioned to compete favorably on the industry's critical success factors.

EMPLOYEES

         As of October 2, 1999, the Company employed 1,004 people. The Company has a collective bargaining agreement with a labor union at its Delaware plant covering its hourly employees. The Company believes that relations with the labor union and employees are satisfactory.

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

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:


Name                       Age    Position with the Company
-----------------------    ---    -------------------------------------------------
Howard O. Woltz, Jr.       74     Chairman of the Board and a Director

H.O. Woltz III             43     President, Chief Executive Officer and a Director

Gary D. Kniskern           54     Vice President - Administration and Secretary

Michael C. Gazmarian       40     Chief Financial Officer and Treasurer

         Howard O. Woltz, Jr., has been Chairman of the Board since 1958 and has served in various capacities for more than 41 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc., a publicly-held manufacturer of knit apparel and fabrics, for more than 35 years prior to its acquisition in 1988 by Russell Corporation.

         H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in 1991 and has served in various capacities for more than 21 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, since 1981. Mr. Woltz has been a director of the Company since 1986 and also serves as President of Insteel Wire Products Company.

         Gary D. Kniskern was elected Vice President - Administration in 1994 and has served in various capacities for more than 20 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979.

         Michael C. Gazmarian joined Insteel as Chief Financial Officer and was elected Treasurer in 1994. He had been with Guardian Industries Corp., a privately held glass manufacturer, since 1986, serving in various financial capacities.

         The executive officers listed above were elected by the Board of Directors at its annual meeting held February 9, 1999 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 1, 2000.

ITEM 2.  PROPERTIES.

         Insteel's corporate headquarters and IWP's divisional office are located in Mount Airy, North Carolina. IWP has nine manufacturing facilities located in Andrews, South Carolina (2 plants); Gallatin, Tennessee (2 plants); Dayton, Texas; Fredericksburg, Virginia; Mount Airy, North Carolina; Wilmington, Delaware; and Hickman, Kentucky.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

         The Company's common stock is listed on the New York Stock Exchange under the symbol III. At December 1, 1999, there were 683 shareholders of record. Selected quarterly financial data appears under the caption "Financial Information by Quarter (Unaudited)" in Item 8(b) of this report.


ITEM 6. SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                        YEAR ENDED
                                        -------------------------------------------------------------------------------
                                                                                          SEPTEMBER 30,
                                        OCTOBER 2,       OCTOBER 3,        --------------------------------------------
                                           1999             1998             1997              1996              1995
                                        ---------        ----------        ---------        ---------         ---------
Net sales                               $ 270,992        $ 266,147         $ 262,325        $ 264,382         $ 258,582
Earnings from continuing operations
    before extraordinary loss               9,986              328             2,536            5,237             5,344
Net earnings (loss)                         9,986              (80)             (341)           4,243             6,336
Earnings per share from continuing
    operations before extraordinary
    loss (basic and diluted)                 1.18             0.04              0.03             0.62              0.64
Net earnings (loss) per share
    (basic and diluted)                      1.18            (0.01)            (0.04)            0.50              0.76
Cash dividends per share                     0.24             0.24              0.24             0.24              0.24
Total assets                              167,896          147,131           171,476          146,122           148,920
Long-term debt                             46,197           35,743            49,673           29,655            21,451
Shareholders' equity                       77,329           69,260            71,322           73,677            71,212

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

STATEMENTS OF EARNINGS - SELECTED DATA
(DOLLARS IN THOUSANDS)


                                                                                 YEAR ENDED
                                                  -----------------------------------------------------------------
                                                  OCTOBER 2,                 OCTOBER 3,               SEPTEMBER 30,
                                                    1999          CHANGE        1998        CHANGE         1997
                                                  ----------      ------     ----------     ------    -------------
Net sales                                          $270,992           2%      $266,147          1%      $262,325
Gross profit                                         35,647         167%        13,353        (29%)       18,852
     Percentage of net sales                           13.2%                       5.0%                      7.2%
Selling, general and administrative expense        $ 17,429          30%      $ 13,410          8%      $ 12,395
     Percentage of net sales                            6.4%                       5.0%                      4.7%
Operating income (loss)                              18,218          N/M           (57)        N/M         6,457
     Percentage of net sales                            6.7%                         -                      2.5%
Interest expense                                   $  2,482         (35%)     $  3,810         67%      $  2,276
     Percentage of net sales                            0.9%                       1.4%                      0.9%
Effective income tax rate                              36.3%                      35.4%                     36.4%
Earnings from continuing operations                $  9,986          N/M      $    328        (87%)     $  2,536
     Percentage of net sales                            3.7%                       0.1%                      1.0%

1999 COMPARED WITH 1998

         Net sales rose 2% to $271.0 million in 1999 from $266.1 million in 1998. The growth in sales was in spite of the sale of the Company's agricultural fencing product line in February 1998, which reduced current year sales relative to the prior year. On a comparable basis, sales rose 4% for the year. Sales of concrete reinforcing products increased 20% for the year as a result of strong construction markets together with the additional manufacturing capacity provided by the Company's supply agreement with SRP and its acquisition of a competitor's concrete reinforcing business. Sales of tire bead wire steadily increased during the year as the Company continued to gain customer acceptance and further its market penetration. Industrial wire sales declined for the year primarily due to a significant increase in the proportion of wire consumed internally by downstream value-added processes to manufacture other products.

         Gross margins increased to 13.2% of sales in 1999 from 5.0% in 1998. The margin improvement was primarily generated by the Company's recent expansions together with strong market conditions and widening spreads between selling values and raw material costs for certain product lines. Gross margins were also favorably impacted by higher operating volumes and lower per-unit manufacturing costs.

         Selling, general and administrative expense ("SG&A expense") rose 30%, increasing to 6.4% of sales in 1999 from 5.0% in 1998. The increase in SG&A expense was primarily due to higher employee incentive plan and profit-sharing expenses resulting from the significant improvement in the Company's financial results together with legal fees associated with employment-related issues.

         Interest expense fell sharply in 1999 compared with 1998 due to a decrease in average borrowing levels and lower interest rates on the Company's revolving credit facility. The reduction in debt was primarily due to the significant improvement in the Company's earnings relative to the year-ago loss.

         During 1998, the Company sold the inventory and equipment related to its agricultural fencing product line. The Company's 1998 financial results reflect a pre-tax gain of $3.4 million, or 26 cents per share after-tax, on the sale of the assets in other income, net of a provision for the estimated transition-related costs. Under the terms of the sale, the Company agreed to manufacture fencing products for the buyer until the equipment was relocated to the buyer's facilities. The Company ceased the remainder of its agricultural fencing activities in October 1998.

         The Company terminated one of its pension plans during 1998, recognizing a pre-tax gain of $1.2 million, or 7 cents per share after-tax, in other income for the curtailment of plan benefits and settlements that had been made to date. The Company completed the settlement of the plan in September 1999.

         Also in 1998, the Company retired its $10.0 million 8.25% senior secured notes, funding the prepayment under its unsecured revolving credit facility. The Company's financial results reflect an extraordinary loss of $408,000 after income taxes, or approximately 5 cents per share, related to the early extinguishment of debt.

1998 COMPARED WITH 1997

         Net sales rose 1% to $266.1 million in 1998 from $262.3 million in 1997. The growth in sales was in spite of the sale of the Company's agricultural fencing product line, which reduced current year sales relative to the prior year. Excluding sales of agricultural fencing products, sales increased 8%. Sales of bulk nails rose sharply in 1998 as shipments reached a new record high while industrial wire sales were flat. Sales of concrete reinforcing products increased 7% primarily as a result of higher shipments of welded wire fabric. Tire bead wire sales gradually increased during the year as the Company obtained customer approval on certain products and began to achieve consistent shipment levels.

          Gross margins fell to 5.0% of sales in 1998 from 7.2% in 1997. The reduction in margins was primarily caused by a narrowing in spreads between selling values and raw material costs in certain products and markets together with low operating volumes at the Company's recent expansions. The Virginia manufacturing facility continued to operate at a significant loss as revenues remained well below the levels required to cover the costs necessary to support the anticipated ramp-up of the tire bead wire business. The Company's other recent expansion, collated nails, also operated at a loss due to insufficient sales volume and pricing pressure resulting from increased import competition.

         SG&A expense rose 8%, increasing to 5.0% of sales in 1998 from 4.7% in 1997. The increase in SG&A expense was primarily due to higher selling expenses to support the new businesses, rising employee benefit costs and expenditures related to the upgrade of the Company's management information system. These increases were partially offset by a decline in employee incentive plan and profit-sharing expenses.

         Interest expense rose sharply in 1998 compared with 1997 due to higher average borrowing levels on the Company's revolving credit facility. The increase in debt was primarily related to higher average inventory levels together with capital expenditures for the tire bead wire expansion.

         During 1998, the Company sold the inventory and equipment related to its agricultural fencing product line. The Company's financial results reflect a pre-tax gain of $3.4 million, or 26 cents per share after-tax, on the sale of the assets in other income, net of a provision for the estimated transition-related costs. Under the terms of the sale, the Company agreed to manufacture fencing products for the buyer until the equipment was relocated to the buyer's facilities. The Company ceased the remainder of its agricultural fencing activities in October 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS)



                                                                             YEAR ENDED
                                                           -------------------------------------------------
                                                           OCTOBER 2,         OCTOBER 3,        SEPTEMBER 30,
                                                              1999               1998               1997
                                                           ----------         ----------        -------------
Net cash provided by continuing operating activities       $  13,708           $ 14,517           $   7,277
Net cash provided by (used for) investing activities         (21,840)             2,372             (26,438)
Net cash provided by (used for) financing activities           8,537            (17,912)             17,717
Working capital                                               35,633             26,307              36,687
Turnover ratios: (1)
     Working capital (2)                                         8.9                8.9                 8.2
     Receivables                                                 9.1                8.9                 8.2
     Inventories                                                 7.0                6.7                 6.4
Total debt                                                 $  46,817           $ 36,363           $  52,293
     Percentage of total capitalization                           38%                34%                 42%
Shareholders' equity                                       $  77,329           $ 69,260           $  71,322
     Percentage of total capitalization                           62%                66%                 58%
Total capital                                              $ 124,146           $105,623           $ 123,615


1 Based upon average year-end balances
2 Excluding cash and cash equivalents and net assets of discontinued operations

         Continuing operating activities generated $13.7 million of cash in 1999 compared with $14.5 million and $7.3 million in 1998 and 1997, respectively. The fluctuations were primarily due to changes in the Company's financial results and inventory levels. In 1999, cash generated from continuing operating activities was favorably impacted by the improvement in the Company's financial results in comparison to 1998 and 1997. The increase in earnings was partially offset by a planned build in inventories in anticipation of rising raw material prices and the potential unfavorable impact of trade actions filed by domestic rod producers. In 1998, inventories decreased due to a substantial reduction in raw material inventories together with the sale of finished goods inventories associated with the agricultural fencing product line. Cash generated from the inventory reduction was partially offset by a decline in accounts payable related to lower raw material purchases. In 1997, inventories were increased in anticipation of rising raw material prices together with potential supply disruptions resulting from labor contract negotiations at two major rod producers. Accounts payable increased as a result of the higher purchase volumes required to build inventories.

         Investing activities consumed $21.8 million and $26.4 million in 1999 and 1997, respectively, while providing $2.4 million in 1998. In 1999, investing activities reflect a total of $6.6 million relating to the investment in SRP and $8.4 million for the acquisition of a concrete reinforcing business. Capital expenditures amounted to $7.3 million, $6.7 million and $27.1 million in 1999, 1998 and 1997, respectively, primarily related to the tire bead wire and PC strand expansions. In 1998, proceeds primarily generated from the sale of the Company's agricultural fencing equipment exceeded capital expenditures.

         Financing activities provided $8.5 million and $17.7 million of cash in 1999 and 1997, respectively, while using $17.9 million in 1998. The increase in financing requirements in 1999 was primarily related to the investment in SRP and the acquisition of a concrete reinforcing business. During 1998, cash generated from the sharp reduction in inventories and the sale of assets related to the agricultural fencing product line was used to pay down debt. The increase in debt in 1997 was primarily related to funding the capital expenditures for the tire bead wire expansion together with the increase in inventories.

         The financial position of the Company remains strong. The Company's debt to capital ratio increased to 38% at October 2, 1999 compared with 34% and 42% at October 3, 1998 and September 30, 1997 respectively. The increase in debt was primarily due to the investment in SRP and the acquisition of a concrete reinforcing business. During 1999, the Company's revolving credit facility was amended, increasing the maximum availability to $60.0 million through November 2000. At October 2, 1999, approximately $17.1 million was available under the facility.

         In November 1999, the Company entered into a definitive agreement to acquire all of the outstanding stock of Florida Wire and Cable, Inc. for $68.5 million subject to a purchase price adjustment to be determined based upon the closing balance sheet. The Company plans to finance the acquisition with funding provided by a $150.0 million senior secured credit facility that it expects to enter into with a group of banks. The additional funding available under the credit facility will be used to refinance the Company's existing indebtedness and fund other ongoing requirements following the completion of the transaction. The Company expects to complete the closing of the credit facility and acquisition in January 2000.

YEAR 2000

         The "Year 2000" issue refers to older computer systems and other equipment operating on software that uses only two digits to represent the year, rather than four digits. As a result, these older systems and equipment may not process information or otherwise function properly when using the year "2000", since that year will be indistinguishable from the year "1900".

         The Company has initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. During 1996, the Company began a plan to upgrade its business and operating systems to Year 2000 compliant software. In addition to addressing the Year 2000 issue, the systems upgrade is expected to enhance the performance of the Company's customer service, manufacturing and administrative processes. Implementation of the upgrade began in 1997 with the initial testing of the system on a limited basis prior to converting all of the Company's locations. The Company completed the implementation in September 1999.

         In order to identify Year 2000 problems at key suppliers and customers, the Company initiated external surveys to assess their level of compliance. The Company has received responses back from substantially all of its critical suppliers indicating that they were either already in compliance or planned on being in compliance by December 31, 1999. Alternative suppliers have been identified and evaluated for those vendors who have indicated that they are not currently in compliance.

         The Company also reviewed embedded software in its equipment and facilities to identify potential Year 2000 issues. Equipment manufacturers were requested to certify their compliance and assist the Company in developing solutions in situations where they were not in compliance. As of October 2, 1999, substantially all of the Company's critical manufacturing equipment had been certified by vendors as being Year 2000 compliant.

         In addition to mitigating Year 2000 disturbances, the Company has identified potential risks and is in the process of finalizing a detailed contingency plan for each location. These plans will list the steps that are necessary to sufficiently protect the assets at each location and to minimize the disruption of Company operations. Such contingency plans will be finalized and in place by December 31, 1999.

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

         Market conditions for the Company's primary raw material, hot-rolled carbon steel wire rod, were relatively stable in 1999. Worldwide demand for wire rod began to recover as the impact of the Asian financial crisis eased and global demand improved. Domestic wire rod producers successfully increased prices in the Company's third quarter, and again in the fourth quarter, as they sought to restore pricing to pre-1998 levels. In January 1999, domestic wire rod producers initiated a Section 201 filing with the U.S. ITC alleging that rising import levels had resulted in serious injury to the domestic industry. The domestic producers are pursuing trade relief on a worldwide basis against all countries other than NAFTA nations through duties, quotas or other measures intended to reduce import competition. In May 1999, three ITC commissioners found that the domestic wire rod industry had not been injured by imports. Two commissioners found that the industry had been injured by imports, and the sixth commissioner found that the industry had not been injured, but that a threat of injury existed. The investigation is now in the remedy phase. Although President Clinton was scheduled to make a determination on relief for the industry by September 27, 1999, to date, no determination has been made. The future impact of these actions on the Company's financial results is difficult to predict, depending upon the resolution of the trade filings together with the Company's ability to recover any raw material price increases in its markets. The Company has built inventory during its third and fourth quarters in anticipation of the potential unfavorable impact of a negative outcome.

         The Company expects that the recently enacted federal highway spending legislation ("TEA-21") will have a favorable impact on the demand for its concrete reinforcing products. As customer requirements rise, the Company expects to gradually increase the operating volumes of its recently expanded PC strand manufacturing facility to its full capacity. During 1999, sales of the Company's most recent product addition, tire bead wire, steadily increased as the Company continued to gain customer acceptance and further its market penetration. The Company is currently incurring substantially all of the anticipated operating costs required to support its new business, therefore, the incremental impact of the projected increases in sales is expected to have a significant favorable impact on its financial performance.

         The Company's business strategy continues to be focused on: (1) expansion opportunities in existing businesses as well as in related products that leverage off of the Company's core competencies in the manufacture and marketing of wire products and (2) continued improvement in the financial performance of the Company's traditional businesses.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; the impact of the resolution of the Section 201 filing with the U.S. ITC on the cost and availability of wire rod; legal, environmental or regulatory developments that significantly impact the Company's operating costs; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the financial impact of the acquisition of the 25% interest in SRP and the Hickman, Kentucky manufacturing facility; the success of the Company's new product initiatives, including the PC strand, collated nail and tire bead wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire; the failure of the Company to receive regular and substantial orders for its new products; the impact of the Year 2000 issue; and the Company's ability to successfully integrate Florida Wire and Cable, Inc., assuming that the transaction is consummated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (A) FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 2, 1999 and October 3, 1998             12
Consolidated Statements of Earnings for the three years ended October 2, 1999,
  October 3, 1998 and September 30, 1997                                          13
Consolidated Statements of Shareholders' Equity for the three years ended
  October 2, 1999, October 3, 1998 and September 30, 1997                         14
Consolidated Statements of Cash Flows for the three years ended October 2, 1999,
  October 3, 1998 and September 30, 1997                                          15
Notes to Consolidated Financial Statements                                        16
Report of Independent Public Accountants                                          26
Schedule II - Valuation and Qualifying Accounts for the three years ended
  October 2, 1999, October 3, 1998 and September 30, 1997                         27
Report of Independent Public Accountants on Schedule                              28

(B) SUPPLEMENTARY DATA

Selected quarterly financial data is as follows:

                      FINANCIAL DATA BY QUARTER (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR PER SHARE AND PRICE DATA)



                                                                   QUARTER ENDED
                                               -------------------------------------------------------
                                                JANUARY 2       APRIL 3       JULY 3         OCTOBER 2
                                                ---------      ---------     --------       ----------
1999
OPERATING RESULTS
  Net sales                                     $ 62,267       $ 66,162      $ 72,676       $ 69,887
  Gross profit                                     6,566          9,204        10,729          9,148
  Net earnings                                     1,524          2,517         3,388          2,557
PER SHARE DATA (BASIC AND DILUTED)
  Net earnings                                      0.18           0.30          0.40           0.30
  Cash dividends                                    0.06           0.06          0.06           0.06
  Stock prices
     High                                           6.38           7.13          9.63           9.88
     Low                                            3.88           4.88          5.75           8.38

                                                                   QUARTER ENDED
                                               -----------------------------------------------------
                                               DECEMBER 27     MARCH 28      JUNE 27      OCTOBER 3
                                               -----------    ----------    ---------     ----------
1998
OPERATING RESULTS
  Net sales                                     $ 59,919       $ 62,996      $ 69,275       $ 73,957
  Gross profit                                     1,475          1,327         4,017          6,534
  Earnings (loss) before extraordinary item       (1,687)          (379)            5          2,389
  Extraordinary loss                                   -           (408)            -              -
  Net earnings (loss)                             (1,687)          (787)            5          2,389
PER SHARE DATA (BASIC AND DILUTED)
  Earnings (loss) before extraordinary item        (0.20)         (0.04)            -           0.28
  Extraordinary loss                                   -          (0.05)            -              -
  Net earnings (loss)                              (0.20)         (0.09)            -           0.28
  Cash dividends                                    0.06           0.06          0.06           0.06
  Stock prices
     High                                           8.63           7.81          8.44           6.69
     Low                                            6.25           6.19          6.13           4.50


                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                OCTOBER 2,      OCTOBER 3,
                                                                   1999            1998
                                                                ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                                      $    827        $    422
  Accounts receivable, net                                         31,054          28,687
  Inventories                                                      36,360          30,566
  Prepaid expenses and other                                        3,012           2,023
                                                                 --------        --------
    Total current assets                                           71,253          61,698
Property, plant and equipment, net                                 85,529          80,350
Other assets                                                       11,114           5,083
                                                                 --------        --------
    Total assets                                                 $167,896        $147,131
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                               $ 25,035        $ 28,758
  Accrued expenses                                                  9,965           6,013
  Current portion of long-term debt                                   620             620
                                                                 --------        --------
    Total current liabilities                                      35,620          35,391
Long-term debt                                                     46,197          35,743
Deferred income taxes                                               7,734           5,726
Other liabilities                                                   1,016           1,011
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value
    Authorized shares: 1,000
    None issued                                                         -               -
  Common stock, $2 stated value
    Authorized shares: 20,000
    Issued and outstanding shares: 1999 8,457; 1998 8,443          16,914          16,885
  Additional paid-in capital                                       38,314          38,232
  Retained earnings                                                22,101          14,143
                                                                 --------        --------
    Total shareholders' equity                                     77,329          69,260
                                                                 --------        --------
      Total liabilities and shareholders' equity                 $167,896        $147,131
                                                                 ========        ========


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                                   YEAR ENDED
                                                                    ------------------------------------------
                                                                    OCTOBER 2,    OCTOBER 3,     SEPTEMBER 30,
                                                                       1999           1998            1997
                                                                    ----------    ----------     -------------
Net sales                                                            $270,992      $ 266,147       $ 262,325
Cost of sales                                                         235,345        252,794         243,473
                                                                     --------      ---------       ---------
  Gross profit                                                         35,647         13,353          18,852
Selling, general and administrative expense                            17,429         13,410          12,395
                                                                     --------      ---------       ---------
  Operating income (loss)                                              18,218            (57)          6,457
Interest expense                                                        2,482          3,810           2,276
Other expense (income)                                                     59         (4,375)            193
  Earnings from continuing operations before income taxes              15,677            508           3,988
Provision for income taxes                                              5,691            180           1,452
                                                                     --------      ---------       ---------
  Earnings from continuing operations before extraordinary item         9,986            328           2,536
Discontinued operations:
  Loss from operations of Insteel Construction Systems net of
    income tax benefits of                                                                 -            (693)
  Loss on disposal of Insteel Construction Systems, including provision of $400 for operating losses during phase-out
    period (net of income tax benefit of $1,245)                            -              -          (2,184)
                                                                     --------      ---------       ---------
      Loss from discontinued operations                                     -              -          (2,184)
                                                                     --------      ---------       ---------
       Earnings (loss) before extraordinary item                        9,986            328            (341)
Extraordinary loss on early extinguishment of debt
  (net of income tax benefit of $224)                                       -           (408)              -
                                                                     --------      ---------       ---------

   Net earnings (loss)                                               $  9,986      $     (80)      $    (341)
                                                                     ========      =========       =========

Per share (basic and diluted):
  Earnings from continuing operations                                $   1.18      $    0.04       $    0.30
  Loss from discontinued operations                                         -              -           (0.34)
  Extraordinary loss                                                        -          (0.05)              -
                                                                     --------      ---------       ---------
    Net earnings (loss)                                              $   1.18      $   (0.01)      $   (0.04)
                                                                     ========      =========       =========

Cash dividends per share                                             $   0.24      $    0.24       $    0.24
                                                                     ========      =========       =========



See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                               YEAR ENDED
                                 -----------------------------------------
                                 OCTOBER 2,     OCTOBER 3,   SEPTEMBER 30,
                                    1999           1998           1997
                                 ----------     ----------   -------------
COMMON STOCK:
  Balance, beginning of year      $ 16,885       $ 16,873       $ 16,871
  Stock options exercised               29             12              2
                                  --------       --------       --------
    Balance, end of year          $ 16,914       $ 16,885       $ 16,873
                                  ========       ========       ========

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year      $ 38,232       $ 38,200       $ 38,192
  Stock options exercised               82             32              8
                                  --------       --------       --------
    Balance, end of year          $ 38,314       $ 38,232       $ 38,200
                                  ========       ========       ========

RETAINED EARNINGS:
  Balance, beginning of year      $ 14,143       $ 16,249       $ 18,614
  Cash dividends declared           (2,028)        (2,026)        (2,024)
  Net earnings (loss)                9,986            (80)          (341)
                                  --------       --------       --------
    Balance, end of year          $ 22,101       $ 14,143       $ 16,249
                                  ========       ========       ========



See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED
                                                                    -----------------------------------------------
                                                                    OCTOBER 2,       OCTOBER 3,       SEPTEMBER 30,
                                                                       1999             1998              1997
                                                                    ---------        ----------       -------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net earnings (loss)                                                $   9,986         $     (80)        $    (341)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by continuing operating activities:
   Depreciation and amortization                                        8,908             8,738             8,224
   Extraordinary loss                                                       -               408                 -
   Gain on sale of assets                                                 (75)           (4,575)                -
   Loss from discontinued operations                                        -                 -             2,877
   Net changes in assets and liabilities:
    Accounts receivable, net                                           (2,338)            2,365             1,347
    Inventories                                                        (4,168)           13,898           (12,758)
    Accounts payable and accrued expenses                                 217            (6,083)            7,924
    Other changes                                                       1,178              (154)                4
                                                                    ---------         ---------         ---------
     Total adjustments                                                  3,722            14,597             7,618
                                                                    ---------         ---------         ---------
      Net cash provided by continuing operating activities             13,708            14,517             7,277
                                                                    ---------         ---------         ---------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:
      Net cash provided by discontinued operating activities                -               366             1,100

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                  (7,344)           (6,708)          (27,076)
 Acquisition of business                                               (8,397)                -                 -
 Equity investments                                                    (3,250)                -                 -
 Purchases of short-term investments                                   (1,875)                -                 -
 Proceeds from (issuance of) notes receivable                          (1,290)              222               638
 Proceeds from sale of property, plant and equipment                      316             8,858                 -
                                                                    ---------         ---------         ---------
      Net cash provided by (used for) investing activities            (21,840)            2,372           (26,438)
                                                                    ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                         106,435           107,132           115,256
 Principal payments on long-term debt                                 (95,981)         (123,062)          (95,525)
 Proceeds from exercise of stock options                                  111                44                10
 Cash dividends paid                                                   (2,028)           (2,026)           (2,024)
                                                                    ---------         ---------         ---------
      Net cash provided by (used for) financing activities              8,537           (17,912)           17,717
                                                                    ---------         ---------         ---------

Net increase (decrease) in cash                                           405              (657)             (344)
Cash and cash equivalents at beginning of year                            422             1,079             1,423
                                                                    ---------         ---------         ---------
Cash and cash equivalents at end of year                            $     827         $     422         $   1,079
                                                                    =========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                        $   1,947         $   4,843         $   2,023
    Income taxes                                                        3,723               596               896


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 30, 1997
                (Amounts in thousands, except for per share data)


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

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; land improvements, 5 - 15 years. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 1999 or 1998. Capitalized interest costs were $492 in 1997.

         OTHER ASSETS. Other assets consist principally of investments in affiliated companies, long-term notes receivable, the cash surrender value of life insurance policies and various intangible assets. Investments in affiliated companies are accounted for using the equity method. Intangible assets are amortized on a straight-line basis over the expected periods to be benefited.

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

                (Amounts in thousands, except for per share data)


(2) EXTRAORDINARY LOSS - EARLY EXTINGUISHMENT OF DEBT

         In 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its unsecured revolving credit facility. The Company recorded an extraordinary loss of $408 after income taxes, or approximately 5 cents per share, related to the redemption premium and write-off of deferred financing costs.

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

         The operating results of the discontinued ICS division are as follows:


                                                                               YEAR ENDED
                                                            ----------------------------------------------
                                                            OCTOBER 2,         OCTOBER 3,    SEPTEMBER 30,
                                                                1999              1998           1997
                                                            -----------        ----------    -------------
         Net sales                                           $        -         $       -        $   580
         Cost of sales                                                -                 -            743
                                                            -----------        ----------        -------
             Gross loss                                               -                 -           (163)
         Selling, general and administrative expense                  -                 -            720
                                                            -----------        ----------        -------
             Operating loss                                           -                 -           (883)
         Interest expense                                             -                 -             82
         Other expense                                                -                 -            123
                                                            -----------        ----------        -------
             Loss from operations of Insteel
         Construction Systems before income taxes                     -                 -         (1,088)
         Benefit for income taxes                                     -                 -           (395)
                                                            ===========        ==========        =======
             Loss from operations of Insteel
         Construction Systems                               $         -        $        -        $  (693)
                                                            ===========        ==========        =======

(4) INVESTMENT IN STRUCTURAL REINFORCEMENT PRODUCTS

         In January 1999, the Company acquired a 25% interest in Structural Reinforcement Products, Inc. ("SRP"), a manufacturer of welded wire fabric products for the construction industry. Under the terms of the purchase agreement, the Company acquired 25% of the common stock in SRP for $3.3 million. In addition, the Company provided SRP with $1.5 million of debt financing and $1.9 million of collateral to support its existing credit facility in assuming a proportionate share of SRP's debt-related obligations. The Company may be obligated to increase its investment for its equity position by up to $500 depending upon SRP's future financial performance.

         The Company is accounting for its investment in SRP on an equity basis and, accordingly, is including its share of SRP's earnings in its consolidated earnings. In 1999, the Company recorded an equity loss of $149 in other expense on its consolidated statement of earnings.

(5) ACQUISITION OF CONCRETE REINFORCING BUSINESS

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

                (Amounts in thousands, except for per share data)


(6) DEBT AND CREDIT FACILITIES

         Long-term debt, due dates and interest rates are as follows:

                                                                                    OCTOBER 2,     OCTOBER 3,
                                                                                       1999           1998
                                                                                    ----------     ----------
         Revolving credit agreement; expires November 2000 at variable interest rate (5.76% at October 2, 1999 and 7.53% at October 3,
             1998)                                                                   $42,897        $31,823
         Industrial revenue refunding bonds; due dates through 2005 at
             7.20% - 7.75%                                                             1,960          2,240
         Industrial development revenue refunding bonds; due dates
             through 2003 at variable interest rate (3.90% at October 2, 1999
             and 3.80% at October 3, 1998)                                             1,360          1,700
         Mortgage note                                                                   600            600
                                                                                     -------        -------
             Total long-term debt                                                     46,817         36,363
         Less current maturities                                                         620            620
                                                                                     =======        =======
             Long-term debt, excluding current maturities                            $46,197        $35,743
                                                                                     =======        =======

         During 1999, the Company's unsecured revolving credit facility was amended, increasing the maximum availability on its line of credit to $60.0 million through November 2000. Borrowings under the line of credit bear interest at a variable rate based on LIBOR and a commitment fee is payable on the unused portion. The interest spread over LIBOR and unused commitment fee are adjusted quarterly based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At October 2, 1999, approximately $17.1 million was available under the facility.

         The revolving credit facility and certain other debt agreements contain restrictive covenants which, among other restrictions, limit the amount of additional debt relative to total capitalization and EBITDA and require tangible net worth to be maintained at or above specified amounts. At October 2, 1999, the Company was in compliance with all of the restrictive covenants. Property, plant and equipment with an aggregate carrying value of $24,937 is pledged as collateral under the Company's debt agreements.

         Aggregate maturities of long-term debt for the next five years are as follows: 2000, $620; 2001, $43,237; 2002, $340; 2003, $1,180; 2004, $0.

(7) SHAREHOLDERS' EQUITY

         Shares of common stock outstanding are as follows:

                                                     YEAR ENDED
                                         -------------------------------------
                                         OCTOBER 2,   OCTOBER 3,  SEPTEMBER 30,
                                            1999         1998         1997
                                         ----------   ---------   ------------
         Balance, beginning of year        8,443        8,437        8,435
         Stock options exercised              14            6            2
                                           =====        =====        =====
           Balance, end of year            8,457        8,443        8,437
                                           =====        =====        =====

(8) STOCK OPTION PLANS

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

                (Amounts in thousands, except for per share data)

         A summary of stock option activity follows:

                                                                         EXERCISE PRICE PER SHARE
                                                               ----------------------------------------------
                                            OPTIONS                                                WEIGHTED
                                          OUTSTANDING                    RANGE                     AVERAGE
                                          ------------         --------------------------         -----------
      Balance, September 30, 1996                 446          $     6.88  -  $    10.68          $     8.88
        Granted                                   106                7.56  -        9.13                8.14
        Exercised                                (13)                8.57  -        8.57                8.57
        Cancelled                                (35)                7.00  -       10.44                9.31
                                          -----------
      Balance, September 30, 1997                 504                6.88  -       10.68                8.71
        Granted                                   232                4.69  -        7.31                5.49
        Exercised                                 (6)                7.00  -        7.88                7.43
        Cancelled                               (104)                6.38  -       10.68                9.41
                                          -----------
      Balance, October 3, 1998                    626                4.69  -       10.44                7.41
        Granted                                   229                4.75  -        9.19                7.61
        Exercised                                (14)                4.69  -        8.94                7.58
        Cancelled                               (217)                4.69  -       10.44                8.85
                                          ===========
      Balance, October 2, 1999                    624                4.69  -        9.19                6.98
                                          ===========

         The weighted average characteristics of outstanding stock options at October 2, 1999 for various price ranges are as follows:

                                                   OUTSTANDING OPTIONS                          EXERCISABLE OPTIONS
                                      -----------------------------------------------       ----------------------------
                                                                           WEIGHTED                            WEIGHTED
                                                         REMAINING          AVERAGE                             AVERAGE
     RANGE OF EXERCISE PRICES            SHARES         LIFE (YEARS)         PRICE            SHARES             PRICE
    ----------------------------       -----------      ------------       -----------      ----------       ------------
     $     4.69  -  $     5.38               128               8.9        $     4.80              54         $     4.82
           5.50  -        6.56               164               8.9              6.47              64               6.44
           7.00  -        7.56               150               6.6              7.31             116               7.28
           7.88  -        9.13               112               5.9              8.38             100               8.32
           9.19  -        9.19                70               9.8              9.19              14               9.19

         At October 2, 1999, 335 shares were available for future grants under the plans. Options exercisable were 348 at October 2, 1999 and 374 at October 3, 1998. The weighted average exercise price for these shares was $7.12 for 1999 and $8.28 for 1998.

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

                                                                                      YEAR ENDED
                                                                    ---------------------------------------------------
                                                                     OCTOBER 2,        OCTOBER 3,        SEPTEMBER 30,
                                                                        1999              1998                1997
                                                                    --------------   --------------     ---------------
         Net earnings (loss) as reported under:
              APB No. 25                                              $ 9,986          $     (80)           $   (341)
              SFAS No. 123                                              9,763               (224)               (445)
         Basic net earnings (loss) per share as reported under:
              APB No. 25                                                 1.18              (0.01)              (0.04)
              SFAS No. 123                                               1.16              (0.03)              (0.05)

                (Amounts in thousands, except for per share data)

         The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                                          YEAR ENDED
                                                    ---------------------------------------------------
                                                     OCTOBER 2,         OCTOBER 3,       SEPTEMBER 30,
                                                        1999               1998               1997
                                                    ------------       ------------     ---------------
              Expected life (in years)                   5.0                5.0                5.0
              Risk-free interest rate                    5.4%               5.5%               6.3%
              Expected volatility                        0.40               0.30               0.30
              Expected dividend yield                    3.0%               3.0%               3.0%

         The weighted average estimated fair values of options granted during 1999, 1998 and 1997 were $2.75, $1.61 and $2.48 per share, respectively.

         The above pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on net earnings and net earnings per share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to 1996.

(9) INCOME TAXES

         The provision for income taxes for continuing operations consists of:

                                                                          YEAR ENDED
                                                    --------------------------------------------------
                                                     OCTOBER 2,         OCTOBER 3,       SEPTEMBER 30,
                                                        1999               1998              1997
                                                    -----------        -----------       -------------
               CURRENT:
                 Federal                             $    3,488         $      373       $      1,673
                 State                                      471                 (5)               112
                                                    -----------        -----------       -------------
                                                          3,959                368              1,785

               DEFERRED:
                 Federal                             $    1,569         $       10               (522)
                 State                                      163               (198)               189
                                                    -----------        -----------       -------------
                                                          1,732               (188)              (333)
                                                    -----------        -----------       -------------
                   Provision for income taxes        $    5,691         $      180       $      1,452
                                                    ===========        ===========       =============

         The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate to the Company's earnings from continuing operations before taxes as a result of the following differences:

                                                                         YEAR ENDED
                                                        ----------------------------------------------
                                                         OCTOBER 2,       OCTOBER 3,     SEPTEMBER 30,
                                                            1999             1998             1997
                                                        ------------     -----------     -------------
       Provision for income taxes at statutory rate      $    5,409      $      173       $   1,356
       State income taxes, net of federal income
         tax benefit                                            308              (3)             74
       Other, net                                               (26)             10              22
                                                        ===========      ==========       =========
           Provision for income taxes                    $    5,691      $      180       $   1,452
                                                        ===========      ==========       =========

                (Amounts in thousands, except for per share data)


         Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:



                                                                               OCTOBER 2,       OCTOBER 3,
                                                                                  1999            1998
                                                                               ----------       ----------
         DEFERRED TAX ASSETS:
         Accrued expenses or asset reserves for financial statements not
           yet deductible for tax purposes                                       $ 3,493         $ 2,826
         Alternative minimum tax credit carryforwards                                516           1,788
                                                                                 -------         -------
           Gross deferred tax assets                                               4,009           4,614

         DEFERRED TAX LIABILITIES:
         Plant and equipment principally due to differences in
           depreciation and capitalized interest                                  (9,426)         (8,290)
         Other reserves                                                             (399)           (557)
         Prepaid expenses for financial statements that were deducted for
           tax purposes                                                             (149)              -
                                                                                 -------         -------
           Gross deferred tax liabilities                                         (9,974)         (8,847)
                                                                                 -------         -------
              Net deferred tax liability                                         $(5,965)        $(4,233)
                                                                                 =======         =======

(10) EMPLOYEE BENEFIT PLANS

         RETIREMENT PLANS. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware, ("the Delaware Plan"). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company's funding policy is to contribute amounts at least equal to those required by law.

         Prior to September 1999, the Company had another defined benefit pension plan, the Pension Plan of Insteel Industries, Inc. ("the Insteel Plan"). In October 1997, the Company froze all benefit accruals for additional years of credited service for plan participants. In August 1998, the Company terminated the plan, recognizing a gain based upon the curtailment of plan benefits and settlements that had been made to date. The Company recorded a $1.2 million gain in other income relating to the plan termination. The settlement of the plan was completed in September 1999 and $401 was recorded as a settlement loss.

         The following table provides a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at October 2, 1999 and October 3, 1998:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (Amounts in thousands, except for per share data)



                                                                           INSTEEL PLAN                DELAWARE PLAN
                                                                            YEAR ENDED                   YEAR ENDED
                                                                     ------------------------    -------------------------
                                                                     OCTOBER 2,    OCTOBER 3,    OCTOBER 2,     OCTOBER 3,
                                                                        1999          1998          1999           1998
                                                                     ----------    ----------    ----------     ----------
CHANGE IN BENEFIT OBLIGATION:
 Benefit obligation at beginning of year                              $(4,960)      $(10,222)      $(3,728)      $(3,001)
 Service cost                                                               -              -           (97)          (93)
 Interest cost                                                           (316)          (722)         (240)         (225)
 Actuarial loss                                                           (52)        (3,663)          (30)         (514)
 Effect of settlement                                                   5,328          5,620             -             -
 Effect of curtailment                                                      -          3,796             -             -
 Benefits paid                                                              -            231           156           105

                                                                      -------       --------       -------       -------
   Benefit obligation at end of year                                  $     -       $ (4,960)      $(3,939)      $(3,728)
                                                                      =======       ========       =======       =======

CHANGE IN PLAN ASSETS:
 Fair value of plan assets at beginning of year                       $ 5,168       $  9,873       $ 2,806       $ 3,235
 Change in assets from disclosure to beginning of year                   (216)           343             -           121
 Actual return on plan assets                                             312            776           398          (445)
 Employer contributions                                                    64              -            32             -
 Effect of settlement                                                  (5,328)        (5,593)            -             -
 Benefits paid                                                              -           (231)         (156)         (105)
                                                                      -------       --------       -------       -------
   Fair value of plan assets at end of year                           $     -       $  5,168       $ 3,080       $ 2,806
                                                                      =======       ========       =======       =======

RECONCILIATION OF FUNDED STATUS TO NET AMOUNT RECOGNIZED:
 Funded status                                                        $     -       $    208       $  (859)      $  (922)
 Unrecognized net loss                                                      -             97           (30)          (45)
 Unrecognized prior service cost                                            -              -            12            15
 Unrecognized transition obligation (asset)                                 -            (97)           18            30
                                                                      -------       --------       -------       -------
   Net amount recognized                                              $     -       $    208       $  (859)      $  (922)
                                                                      =======       ========       =======       =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSIST OF:
 Prepaid benefit cost                                                 $     -       $    208       $     -       $     -
 Accrued benefit liability                                                  -              -          (859)         (922)
 Intangible asset                                                           -              -             -             -
 Accumulated other comprehensive loss                                       -              -             -             -
                                                                      -------       --------       -------       -------
   Net amount recognized                                              $     -       $    208       $  (859)      $  (922)
                                                                      =======       ========       =======       =======

Net periodic pension cost includes the following components:




                                                            INSTEEL PLAN                              DELAWARE PLAN
                                                             YEAR ENDED                                 YEAR ENDED
                                             ------------------------------------------   --------------------------------------
                                             OCTOBER 2,     OCTOBER 3,    SEPTEMBER 30,   OCTOBER 2,   OCTOBER 3,  SEPTEMBER 30,
                                                1999           1998            1998          1999         1998         1998
                                             ----------     ----------    -------------   ----------   ----------  -------------
COMPONENTS OF NET PERIODIC PENSION COST:
  Service cost                                  $   -         $     -         $ 555         $  97         $  93         $ 106
  Interest cost                                   316             722           654           240           225           205
  Actual return on plan assets                   (312)           (776)         (664)         (398)          445          (200)
  Deferred asset loss                             (94)             (6)            -           178          (708)            -
  Amortization of prior service cost                -              25           (33)            3             3             3
  Amortization of transition asset                (49)            (79)          (80)           12            11            12
  Recognized net actuarial loss                    10            (103)            -            52            (2)            -
  Curtailment gain                                  -          (1,200)            -             -             -             -
  Settlement loss                                 401               -             -             -             -             -
                                                -----         -------         -----         -----         -----         -----
    Net periodic pension cost                   $ 272         $(1,417)        $ 432         $ 184         $  67         $ 126
                                                =====         =======         =====         =====         =====         =====

                (Amounts in thousands, except for per share data)


         The weighted average assumptions used for the calculations for both plans are as follows:

                                                                              YEAR ENDED
                                                           --------------------------------------------------
                                                           OCTOBER 2,         OCTOBER 3,        SEPTEMBER 30,
                                                              1999               1998                1997
                                                           ----------         ----------        -------------
         Assumptions at year-end:
           Discount rate                                   5.9%-6.5%          5.9% - 6.5%             7.5%
           Rate of increase in compensation levels            N/A                 5.0%                5.0%
           Expected long-term rate of return on assets       8.0%                 8.0%                8.0%


         PROFIT-SHARING AND INCENTIVE PLANS. The Company has a profit-sharing plan and various incentive plans covering substantially all hourly and salary employees. Profit-sharing and incentive plan expense was $3,955 in 1999, $826 in 1998 and $993 in 1997.

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

         Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. For 1999, the Company provided a matching contribution of 50% of the first 5% of employee compensation paid to the Plan. In addition, the Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their compensation to the total compensation of all participants. Company contributions to the Plan were $405 in 1999, $496 in 1998 and $85 in 1997.

         MANAGEMENT SECURITY PROGRAM. The Company has a management security program for certain employees. Under the program, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The program is funded by life insurance policies on the participants purchased by the Company. Management security program expense was $52 in 1999, $37 in 1998 and $84 in 1997.

         VEBA. The Company has a Voluntary Employee Beneficiary Association ("VEBA"). Under the plan, both employees and the Company may make contributions to pay for medical benefits. Company contributions to the VEBA were $410 in 1999, $0 in 1998 and $350 in 1997.

(11) COMMITMENTS AND CONTINGENCIES

         LEASES. The Company leases a portion of its property, plant and equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $643 in 1999, $932 in 1998 and $1,068 in 1997. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2000, $298; 2001, $199; 2002, $148; 2003; $51; 2004, $42; beyond, $544.

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

                (Amounts in thousands, except for per share data)




(12) EARNINGS PER SHARE

         The reconciliation of basic and diluted EPS as required under SFAS No. 128 is as follows:





                                                                                 YEAR ENDED
                                                                  -------------------------------------------
                                                                  OCTOBER 2,     OCTOBER 3,     SEPTEMBER 30,
                                                                      1999          1998            1997
                                                                  ----------     ----------     -------------

         Earnings from continuing operations                        $9,986        $   328         $ 2,536
         Loss from discontinued operations                               -              -          (2,877)
         Extraordinary loss                                              -           (408)              -
                                                                    ======        =======         =======
            Net earnings (loss)                                     $9,986        $   (80)        $  (341)
                                                                    ======        =======         =======

         Weighted average shares outstanding:
            Weighted average shares outstanding (basic)              8,449          8,442           8,436
            Dilutive effect of stock options                            38              -               -
                                                                    ------        -------         -------
               Weighted average shares outstanding (diluted)         8,487          8,442           8,436
                                                                    ======        =======         =======

         Earnings (loss) per share (basic and diluted):
           Earnings from continuing operations                      $ 1.18        $  0.04         $  0.30
           Loss from discontinued operations                             -              -           (0.34)
           Extraordinary loss                                            -          (0.05)              -
                                                                    ------        -------         -------
               Net earnings (loss)                                  $ 1.18        $ (0.01)        $ (0.04)
                                                                    ======        =======         =======

         Options to purchase 273 shares in 1999, 523 shares in 1998 and 463 shares in 1997 were antidilutive and were not included in the diluted EPS computation.

(13) BUSINESS SEGMENT INFORMATION

         During 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected information about operating segments and related disclosures about products and services, major customers and geographic areas. The adoption of SFAS No. 131 did not affect the Company's financial position, results of operations or financial statement disclosures as the Company operates exclusively in the wire products industry and currently reports as a single industry segment.

         There were no customers that accounted for 10% or more of the Company's net sales in 1999. One customer accounted for 11% of the Company's net sales in 1998 and 10% in 1997.

(14) RELATED PARTY TRANSACTIONS

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

         In September 1998, the Company entered into a Conversion Agreement with SRP, an affiliated company, whereby SRP will produce welded wire fabric for the Company for a specified conversion fee. In 1999, the Company paid SRP approximately $1.6 million for the services provided under this agreement.

                (Amounts in thousands, except for per share data)



(15) SUBSEQUENT EVENT

         In November 1999, the Company entered into a definitive agreement to acquire Florida Wire and Cable, Inc. ("FWC") from GS Technologies Operating Co., Inc., a subsidiary of GS Industries, Inc. ("GSI"). Under the terms of the definitive agreement, the Company will purchase all of the outstanding stock of FWC for $68.5 million subject to a purchase price adjustment to be determined based upon the closing balance sheet. The Company plans to finance the acquisition with funding provided by a $150.0 million senior secured credit facility that it expects to enter into with a group of banks. The additional funding available under the credit facility will be used to refinance the Company's existing indebtedness and fund other ongoing requirements following the completion of the transaction. The Company expects to complete the closing of the credit facility and acquisition in January 2000. In addition, GSI and the Company will enter into a five-year agreement under which GSI will supply FWC with a portion of its raw material requirements.

(16) OTHER FINANCIAL DATA

         Balance sheet information:


                                                       October 2,        October 3,
                                                          1999              1998
                                                       ----------        ---------
         Accounts receivable, net:
           Accounts receivable                         $  31,429         $  28,912
           Less allowance for doubtful accounts             (375)             (225)
                                                       =========         =========
              Total                                    $  31,054         $  28,687
                                                       =========         =========

         Inventories:
           Raw materials                               $  20,414         $  15,514
           Supplies                                        2,601             2,242
           Work in process                                 1,578             1,525
           Finished goods                                 11,767            11,285
                                                       =========         =========
              Total                                    $  36,360         $  30,566
                                                       =========         =========

         Property, plant and equipment, net:
           Land and land improvements                  $   5,360         $   5,140
           Buildings                                      38,741            36,225
           Machinery and equipment                       102,829            95,372
           Construction in progress                        3,021             1,660
                                                       ---------         ---------
                                                         149,951           138,397
           Less accumulated depreciation                 (64,422)          (58,047)
                                                       =========         =========
              Total                                    $  85,529         $  80,350
                                                       =========         =========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of October 2, 1999 and October 3, 1998 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended October 2, 1999, October 3, 1998 and September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of October 2, 1999 and October 3, 1998, and the results of their operations and their cash flows for the three years ended October 2, 1999, October 3, 1998 and September 30, 1997 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 15, 1999.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 30, 1997

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)



                                                                        YEAR ENDED
                                                     -------------------------------------------------
                                                       OCTOBER 2,        OCTOBER 3,       SEPTEMBER 30,
                                                          1999              1998               1997
                                                     -------------      -----------       ------------
             Balance, beginning of year              $         225      $       242       $        240
             Additions charged to earnings                     150               19                 18
             Accounts written off                                -             (36)               (16)
                                                     =============      ===========       ============
                 Balance, end of year                $         375      $       225       $        242
                                                     =============      ===========       ============

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of October 2, 1999 and October 3, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended October 2, 1999, October 3, 1998 and September 30, 1997, and have issued our report thereon dated October 15, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 15, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information with respect to directors and nominees required for this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is herein incorporated by reference.

         Information on executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required for this item appears under the caption "Executive Compensation"?in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required for this item appears under the captions "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this item appears under the captions "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is herein incorporated by reference.

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

         (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended October 2, 1999.

         (C) EXHIBITS See exhibit index on page 31.

         (D) FINANCIAL STATEMENT SCHEDULES See Item 14 (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INSTEEL INDUSTRIES, INC.

Dated:  December 15, 1999                       By: H. O. WOLTZ III
                                                    -----------------------
                                                    H. O. WOLTZ III
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December X, 1999 below by the following persons on behalf of the registrant and in the capacities indicated:

   Name and Signature                       Position(s)
-----------------------------     -------------------------------------------


HOWARD O. WOLTZ, JR.              Chairman of the Board
-------------------------
HOWARD O. WOLTZ, JR.


H. O. WOLTZ III                   President, Chief Executive Officer and a
-------------------------         Director
H. O. WOLTZ III


MICHAEL C. GAZMARIAN              Chief Financial Officer and Treasurer
-------------------------         (Principal Financial and Accounting Officer)
MICHAEL C. GAZMARIAN


LOUIS E. HANNEN                   Director
-------------------------
LOUIS E. HANNEN


FRANCES H. JOHNSON                Director
-------------------------
FRANCES H. JOHNSON


CHARLES B. NEWSOME                Director
-------------------------
CHARLES B. NEWSOME


GARY L. PECHOTA                   Director
-------------------------
GARY L. PECHOTA


W. ALLEN ROGERS II                Director
-------------------------
W. ALLEN ROGERS II


WILLIAM J. SHIELDS                Director
-------------------------
WILLIAM J. SHIELDS


C. RICHARD VAUGHN                 Director
-------------------------
C. RICHARD VAUGHN

                                  EXHIBIT INDEX
                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                                 OCTOBER 2, 1999

 EXHIBIT
 NUMBER                                             DESCRIPTION
 ------                                             -----------
3-                             ARTICLES OF INCORPORATION AND BYLAWS
                      3.1      Restated articles of incorporation of the
                               Company, as amended (incorporated by reference to
                               Exhibit 3.1 to the Company's Current Report on
                               Form 8-K, dated May 3, 1988).
                      3.2      Bylaws of the Company (as last amended April 26,
                               1999) (incorporated by reference to the exhibit
                               of the same number contained in the Company's
                               Quarterly Report on Form 10-Q for the quarter
                               ended April 3, 1999).
                      3.3      Articles of Amendment to the restated articles of
                               incorporation of the Company (incorporated by
                               reference to Exhibit 3.1 to the Company's
                               Quarterly Report on Form 10-Q for the quarter
                               ended April 3, 1999).
4-                             INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                               HOLDERS, INCLUDING INDENTURES
                      4.2      Articles IV and VI of the Company's restated
                               articles of incorporation, which are incorporated
                               herein by reference to Exhibit 3.3.
                      4.3      Article 2, Section 8, of the registrant's bylaws,
                               which is incorporated herein by reference to
                               Exhibit 3.2.
                      4.4      Rights Agreement dated April 27, 1999 between
                               Insteel Industries, Inc. and First Union National
                               Bank (incorporated by reference to Exhibit 99.1
                               to the Company's Registration Statement on Form
                               8-A filed with the Securities and Exchange
                               Commission on May 7, 1999).
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

                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                                OCTOBER 2, 1999

   EXHIBIT
   NUMBER                                    DESCRIPTION
   ------                                    -----------
           ***     4.43     Second Amendment dated April 30, 1997 to Amended and
                            Restated Credit Agreement between First Union
                            National Bank of North Carolina and Insteel
                            Industries, Inc. dated January 26, 1996.
           +++     4.44     Third Amendment dated November 17, 1997 to Amended
                            and Restated Credit Agreement between First Union
                            National Bank of North Carolina and Insteel
                            Industries, Inc. dated January 26, 1996.
           ###     4.45     Fourth Amendment dated January 6, 1998 to Amended
                            and Restated Credit Agreement between First Union
                            National Bank of North Carolina and Insteel
                            Industries, Inc. dated January 26, 1996.
           ###     4.46     Fifth Amendment dated March 27, 1998 to Amended and
                            Restated Credit Agreement between First Union
                            National Bank of North Carolina and Insteel
                            Industries, Inc. dated January 26, 1996.
           ###     4.47     Sixth Amendment dated August 7, 1998 to Amended and
                            Restated Credit Agreement between First Union
                            National Bank of North Carolina and Insteel
                            Industries, Inc. dated January 26, 1996.
           ###     4.48     Seventh Amendment dated October 27, 1998 to Amended
                            and Restated Credit Agreement between First Union
                            National Bank of North Carolina and Insteel
                            Industries, Inc. dated January 26, 1996.
                   4.49     Eighth Amendment dated April 6, 1999 to Amended and
                            Restated Credit Agreement between First Union
                            National Bank of North Carolina and Insteel
                            Industries, Inc. dated January 26, 1996.
                            UNDERTAKING: The Company agrees to file upon request
                            of the Commission any instrument with respect to
                            long-term debt not registered for which the total
                            amount authorized does not exceed 10% of the total
                            assets of the Company and its subsidiaries on a
                            consolidated basis.

10-                         MATERIAL CONTRACTS
                            ------------------
             +     10.5     Employee Stock Ownership Plan of Insteel Industries,
                            Inc., including Employee Stock Ownership Plan Trust
                            Agreement.
                   10.6     1990 Director Stock Option Plan of Insteel
                            Industries, Inc. (incorporated by reference to the
                            exhibit of the same number contained in the
                            Company's Annual Report on Form 10-K for the year
                            ended September 30, 1991).
            **     10.7     Profit Sharing Plan of Insteel Wire Products
                            Company.
            **     10.8     Profit Sharing Plan of Insteel Industries, Inc.
            ++     10.9     1994 Employee Stock Option Plan of Insteel
                            Industries, Inc.
                   10.11    Nonqualified Stock Option Plan (incorporated by
                            reference to the exhibit of the same number
                            contained in the Company's Annual Report on Form
                            10-K for the year ended September 30, 1995).
           ###     10.12    1994 Director Stock Option Plan of Insteel
                            Industries, Inc. as Amended and Restated Effective
                            as of April 28, 1998.
           +++     10.21    Insteel Industries, Inc. Return on Capital Incentive
                            Compensation Plan for Key Members of Management
           +++     10.22    1997 Declaration of Amendment to Insteel Industries,
                            Inc. Return on Capital Incentive Compensation Plan
                            for Key Members of Management
           +++     10.30    Insteel Industries, Inc. Director Compensation Plan
                   10.50    Stock Purchase Agreement dated January 15, 1999
                            between H.A. Schlatter, Quilni B.V., Structural
                            Reinforcement Products, Inc. and Insteel Industries,
                            Inc.
                   10.51    Asset Purchase Agreement dated April 6, 1999 between
                            Insteel Industries, Inc. and Northwestern Steel and
                            Wire Company and Northwestern Steel and Wire Company
                            - Kentucky.

                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                                OCTOBER 2, 1999

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
21-                  List of Subsidiaries of Insteel Industries, Inc., at
                     October 2, 1999.
23-                  Consents of Experts and Counsel: Independent Auditors'
                     Consent.
              23.1   Consent of Arthur Andersen LLP
27-                  Financial Data Schedule (for SEC use only)

* Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1988.
+ Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1989.
# Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1990.
** Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
++ Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.
## Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.
*** Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
+++ Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.
### Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended October 3, 1998.