Form 10-Q
period 2000-01-01
INSTEEL INDUSTRIES INC
filed 2000-02-15
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM          TO
                                             ---------   ----------

                          COMMISSION FILE NUMBER 1-9929


                            INSTEEL INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     NORTH CAROLINA                                          56-0674867
             ------------------------------                             ------------------
            (State or other jurisdiction of                               (I.R.S. Employer
             incorporation or organization)                             Identification No.)

      1373 BOGGS DRIVE, MOUNT AIRY, NORTH CAROLINA                             27030
     ---------------------------------------------                           ---------
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

                   Yes [X]                              No [ ]

         The number of shares outstanding of the registrant's common stock as of February 14, 2000 was 8,460,187.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                        JANUARY 1,          OCTOBER 2,
                                                                           2000               1999
                                                                       ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $        885       $        827
    Accounts receivable, net                                                 21,105             31,054
    Inventories                                                              40,532             36,360
    Prepaid expenses and other                                                3,314              3,012
                                                                       ------------       ------------
        Total current assets                                                 65,836             71,253
Property, plant and equipment, net                                           85,994             85,529
Other assets                                                                 11,921             11,114
                                                                       ------------       ------------
        Total assets                                                   $    163,751       $    167,896
                                                                       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $     18,406       $     25,035
    Accrued expenses                                                          7,960              9,965
    Current portion of long-term debt                                           620                620
                                                                       ------------       ------------
        Total current liabilities                                            26,986             35,620
Long-term debt                                                               50,170             46,197
Deferred income taxes                                                         7,882              7,734
Other liabilities                                                             1,022              1,016
Shareholders' equity:
    Common stock                                                             16,920             16,914
    Additional paid-in capital                                               38,327             38,314
    Retained earnings                                                        22,444             22,101
                                                                       ------------       ------------
        Total shareholders' equity                                           77,691             77,329
                                                                       ------------       ------------
        Total liabilities and shareholders' equity                     $    163,751       $    167,896
                                                                       ============       ============

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                        -------------------------------
                                                         JANUARY 1,         JANUARY 2,
                                                            2000               1999
                                                        ------------       ------------
Net sales                                               $     58,571       $     62,267
Cost of sales                                                 52,454             55,701
                                                        ------------       ------------

    Gross profit                                               6,117              6,566
Selling, general and administrative expense                    4,095              3,554
                                                        ------------       ------------
    Operating income                                           2,022              3,012
Interest expense                                                 750                593
Other expense (income)                                          (110)                56
                                                        ------------       ------------
    Earnings before income taxes                               1,382              2,363
Provision for income taxes                                       532                839
                                                        ------------       ------------

    Net earnings                                        $        850       $      1,524
                                                        ============       ============

    Weighted average shares outstanding (basic)                8,458              8,443
                                                        ============       ============

    Net earnings per share (basic and diluted)          $       0.10       $       0.18
                                                        ============       ============

    Dividends paid per share                            $       0.06       $       0.06
                                                        ============       ============

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                       -------------------------------
                                                                        JANUARY 1,         JANUARY 2,
                                                                           2000               1999
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                       $        850       $      1,524
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                     2,295              2,249
            Gain (loss) on sale of assets                                       (21)                16
            Net changes in assets and liabilities:
                Accounts receivable, net                                      9,815              4,237
                Inventories                                                  (4,172)              (144)
                Accounts payable and accrued expenses                        (8,634)            (6,937)
                Other changes                                                   (24)               543
                                                                       ------------       ------------
                    Total adjustments                                          (741)               (36)
                                                                       ------------       ------------
                        Net cash provided by operating activities               109              1,488
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (2,760)            (1,831)
    Payment of acquisition related costs                                       (476)                --
    Proceeds from notes receivable                                              136                 19
    Proceeds from sale of property, plant and equipment                          85                  9
                                                                       ------------       ------------
                        Net cash used for investing activities               (3,015)            (1,803)
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                             25,500             23,540
    Principal payments on long-term debt                                    (21,527)           (22,575)
    Payment of debt issuance costs                                             (521)                --
    Proceeds from exercise of stock options                                      19                 --
    Cash dividends paid                                                        (507)              (507)
                                                                       ------------       ------------
                        Net cash provided by financing activities             2,964                458
                                                                       ------------       ------------

Net increase in cash                                                             58                143
Cash and cash equivalents at beginning of period                                827                422
                                                                       ------------       ------------
Cash and cash equivalents at end of period                             $        885       $        565
                                                                       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                       $        638       $        648
        Income taxes                                                            531                254

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except for per share data)


(1) BASIS OF PRESENTATION

         The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 2, 1999.

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

(2) INVENTORIES

                                                 JANUARY 1,         OCTOBER 2,
                                                    2000               1999
                                                ------------       ------------
Raw materials                                   $     22,656       $     20,414
Supplies                                               2,481              2,601
Work in process                                        1,420              1,578
Finished goods                                        13,975             11,767
                                                ------------       ------------
    Total inventories                           $     40,532       $     36,360
                                                ============       ============



(3) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                                              THREE MONTHS ENDED
                                                                       -------------------------------
                                                                        JANUARY 1,         JANUARY 2,
                                                                           2000               1999
                                                                       ------------       ------------
Net earnings                                                           $        850       $      1,524
                                                                       ============       ============

Weighted average shares outstanding:
    Weighted average shares outstanding (basic)                               8,458              8,443
    Dilutive effect of stock options                                            109                 --
                                                                       ------------       ------------
        Weighted average shares outstanding (diluted)                         8,567              8,443
                                                                       ============       ============

Earnings per share (basic and diluted)                                 $       0.10       $       0.18
                                                                       ============       ============

         Options to purchase 129,000 shares and 585,000 shares for the three months ended January 1, 2000 and January 2, 1999, respectively, were antidilutive and were not included in the diluted EPS computation.

(4)  SUBSEQUENT EVENT

         In January 2000, the Company completed its acquisition of Florida Wire and Cable, Inc. ("FWC"). FWC is the nation's leading producer of prestressed concrete strand ("PC strand") and one of the largest manufacturers of galvanized guy strand. Under the terms of the purchase agreement, the Company acquired all of the outstanding stock of FWC for $68.5 million from GS Technologies Operating Co., Inc., a subsidiary of GS Industries, Inc. ("GSI"). The purchase price is subject to a final adjustment that is to be determined based on FWC's closing balance sheet. In addition, the Company has entered into a five-year agreement with GSI under which GSI will supply FWC with a portion of its raw material requirements.

         The acquisition was financed with funding provided under a $140.0 million senior secured credit facility that the Company has entered into with Bank of America, N.A., as agent and lender, Branch Banking and Trust Company, First Union National Bank, and National Bank of Canada, a Canadian Chartered Bank, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were also used to pay off the balances outstanding on the Company's previous $60.0 million unsecured revolving credit facility. As a result, balances outstanding on the previous revolving credit facility as of January 1, 2000 have been classified as long-term debt in the accompanying balance sheet. The additional funding available under the new credit facility will be used for working capital, capital expenditures and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                               THREE MONTHS ENDED
                                                 ---------------------------------------------
                                                  JANUARY 1,                        JANUARY 2,
                                                    2000               CHANGE          1999
                                                 -----------          --------     -----------
Net sales                                        $    58,571             (6)%      $    62,267
Gross profit                                           6,117             (7)%            6,566
    Percentage of net sales                             10.4%                             10.5%
Selling, general and administrative expense      $     4,095             15%       $     3,554
    Percentage of net sales                              7.0%                              5.7%
Operating income                                 $     2,022            (33)%      $     3,012
    Percentage of net sales                              3.5%                              4.8%
Interest expense                                 $       750             26%       $       593
    Percentage of net sales                              1.3%                              1.0%
Effective income tax rate                               38.5%                             35.5%
Net earnings                                     $       850            (44)%      $     1,524
    Percentage of net sales                              1.5%                              2.4%

         Net sales for the first quarter decreased 6% to $58.6 million from $62.3 million in the year-ago period. The decrease was due to lower sales of industrial wire and bulk nails. Industrial wire sales dropped by 24% from the prior year primarily as a result of transition-related inefficiencies associated with changes in the Company's operating strategy as well as weakening market conditions. During the quarter, the Company realigned its industrial wire manufacturing capacity with the requirements of its current and prospective customers. The Company ceased the production of industrial wire at its Gallatin, TN plant, moving the majority of the business to its Andrews, SC facility. In addition, an increasing proportion of wire was consumed internally by downstream processes to manufacture other higher value products. Sales of bulk nails decreased 24% from a year ago due to inventory reduction initiatives by some of the Company's major customers. Tire bead wire sales rose to another new high, rising to more than double the year-ago quarter. Sales of concrete reinforcing products remained strong, rising 3% from the prior year on higher sales of welded wire fabric and PC strand.

          Gross profit for the quarter fell $449,000, declining to 10.4% of sales from 10.5% in the prior year period. The decrease was due to the reduced throughput and higher per unit manufacturing costs associated with the industrial wire transition together with the reduction in bulk nail sales. These factors were partially offset by the increased contribution generated by welded wire fabric as well as the ramp-up of the Company's recent expansions.

         Selling, general and administrative expense ("SG&A expense") rose 15% for the quarter, increasing to 7.0% of sales from 5.7% of sales in the prior year. The increase in SG&A expense was primarily due to higher compensation and MIS-related expenses.

         Interest expense for the quarter rose by $157,000 compared with a year ago due to higher average borrowing levels on the Company's revolving credit facility.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)


                                                     THREE MONTHS ENDED
                                               -------------------------------
                                                JANUARY 1,          JANUARY 2,
                                                  2000                1999
                                               -----------        -----------
Net cash provided by operating activities      $       109        $     1,488
Net cash used for investing activities              (3,015)            (1,803)
Net cash provided by financing activities            2,964                458
Total debt                                          50,790             37,328
    Percentage of total capital                         40%                35%
Shareholders' equity                           $    77,691        $    70,277
    Percentage of total capital                         60%                65%
Total capital                                  $   128,481        $   107,605

         Operating activities generated $109,000 of cash for the three-month period compared with $1.5 million a year ago. The year-to-year change was primarily related to a planned build in inventories together with the decrease in net earnings. The Company increased its inventory levels in anticipation of rising raw material prices and the potential unfavorable impact of the trade actions filed by domestic rod producers. Cash generated from a reduction in accounts receivable was partially offset by decreases in accounts payable and accrued expenses.

         Investing activities consumed $3.0 million of cash for the three-month period compared with $1.8 million a year ago. The year-to-year change was principally due to capital expenditures related to the tire bead wire expansion and costs associated with the acquisition of Florida Wire and Cable, Inc. ("FWC").

         Financing activities provided $3.0 million of cash for the three-month period compared with $458,000 a year ago. The increase in financing requirements was primarily related to the increase in raw material inventories.

         In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of FWC and pay off the balances outstanding on the Company's previous $60.0 million unsecured revolving credit facility. Under the terms of the credit agreement, the Company may elect different interest rate options based upon LIBOR or a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. Beginning in the Company's fiscal quarter ending September 30, 2000, the applicable interest rate margins and unused commitment fee will be adjusted quarterly based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Advances under the revolving credit facility are limited to the lesser of $60.0 million or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At January 31, 2000, approximately $15.8 million was available under the revolving credit facility.

         The credit facility contains restrictive covenants which, among other restrictions, places limitations on certain financial ratios, capital expenditures and additional liens or indebtedness as well as requiring that consolidated net worth be maintained at or above specified levels. The credit facility is collateralized by all of the Company's assets. The Company currently expects to fund its cash requirements for working capital, capital expenditures and other corporate purposes from internally generated funds together with borrowings available under the credit facility.

YEAR 2000

         The "Year 2000" issue refers to older computer systems and other equipment operating on software that uses only two digits to represent the year, rather than four digits. As a result, these older systems and equipment may not process information or otherwise function properly when using the year "2000", since that year will be indistinguishable from the year "1900".

         The Company initiated and completed a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. With the passage of most critical dates, including the commencement of the Company's fiscal year 2000, and January 1, 2000, the Company and its significant suppliers and customers have not experienced any disruptions due to the Year 2000 issue. Based on its experience thus far, the Company expects no significant disruptions in the future as a result of the Year 2000 issue or the fact that 2000 is a leap year. Accordingly, the Year 2000 issue has not had, and is not currently expected to have, any material adverse effect on the Company's financial condition or results of operations.

OUTLOOK

         The Company's operating results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         Market conditions for the Company's primary raw material, hot-rolled carbon steel wire rod, remained stable through the first quarter. In January 1999, domestic steel wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission ("ITC") alleging that rising import levels had resulted in serious injury to the domestic industry. In response to the ITC's report, on February 11, 2000, President Clinton announced import relief for the domestic industry in the form of a "tariff-rate-quota" ("TRQ"), which will go into effect two weeks from the issuance of a proclamation, and will remain in place for three years. In the first year, steel wire rod from countries subject to the TRQ will face additional duties of 10 percent once imports exceed 1.58 million net tons. In the second and third years, the quantity of imports exempt from the higher duty will increase by 2.0 percent a year and the level of the surcharge will decline by 2.5 percentage points a year. The future impact of these actions on the Company's financial results is difficult to predict, depending upon additional details surrounding the implementation and administration of the import relief program which are not yet available together with the Company's ability to recover any raw material price increases in its markets. The Company's preliminary analysis indicates that imported wire rod will continue to be available in quantities that are sufficient to support the requirements of the domestic market. The Company increased its inventories through the end of the first quarter to partially protect itself against the potential unfavorable impact of a negative outcome. Excluding the impact of the FWC acquisition, the Company expects to substantially reduce its inventory levels by the end of the second quarter.

         The Company expects that the recently enacted federal highway spending legislation ("TEA-21") will have a favorable impact on the demand for its concrete reinforcing products. As customer requirements rise, the Company expects to gradually increase the operating volumes of its recently expanded PC strand manufacturing facility to its full design capacity. During the first quarter, sales of the Company's most recent product addition, tire bead wire, rose to a new high as the Company continued to gain customer acceptance and further its market penetration. As the Company is currently incurring substantially all of the anticipated operating costs required to support its new business, the incremental impact of projected increases in sales is expected to have a significant favorable impact on its financial performance.

         The Company's business strategy continues to be focused on (1) expansion opportunities in existing businesses as well as in related products that leverage off of the Company's core competencies in the manufacture and marketing of wire products and (2) continued improvement in the financial performance of the Company's traditional businesses.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; the impact of the resolution of the Section 201 trade filing on the cost and availability of wire rod; legal, environmental or regulatory developments that significantly impact the Company's operating costs; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the financial impact of the acquisition of Florida Wire and Cable, Inc. ("FWC"), the 25% interest in SRP and the Hickman, KY manufacturing facility; the success of the Company's new product initiatives, including the PC strand, collated nail and tire bead wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire; the failure of the Company to receive regular and substantial orders for its new products; the remaining potential impact of the Year 2000 issue; and the Company's ability to successfully integrate FWC.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2000 Annual Meeting of Shareholders on February 1, 2000. The items acted upon at the meeting and voting results were as follows:

(1) Election of three directors of the Company for three-year terms ending in 2003:

                                     VOTES
                             ---------------------
                                FOR       WITHHELD
                             ---------    --------
H.O. Woltz III               6,913,421    622,704
Frances H. Johnson           6,909,826    626,299
Charles B. Newsome           6,913,506    622,619

(2) Approval of the Amendment and Restatement of the 1994 Employee Stock Option Plan:

                                   VOTES
              ---------------------------------------------------
                 FOR              WITHHELD                ABSTAIN
              ---------           ---------               -------
              4,259,610           2,131,572                29,057

ITEM 5. OTHER EVENTS

         On January 31, 2000, the Company completed its acquisition of Florida Wire & Cable, Inc. ("FWC"). The Company's press release, dated January 31, 2000, announcing the transaction, and Note (4) of Notes to Consolidated Financial Statements (unaudited) included in this report, are incorporated herein by reference for the purpose of complying with the requirements of Item 2 of Form 8-K. A copy of the press release is attached to this report as exhibit 99.1.

         In accordance with Item 7(a)(4) and 7(b)(4) of Form 8-K, the Company will file the financial statements of FWC called for by Item 7(a) of Form 8-K and the pro forma financial statements called by Item 7(b) of Form 8-K not later than April 17, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         4.1 Credit Agreement by and among Insteel Industries, Inc., as borrower, Bank of America, N.A., as Administrative Agent and as Lender, and The Lenders Party Hereto From Time to Time dated January 31, 2000 providing for a $80,000,000 term loan and a $60,000,000 revolving credit loan, including Forms of Facility Guaranty, Security Agreement, Intellectual Property Security Agreement and Pledge Agreement.
         10.1 Stock Purchase Agreement between GS Technologies Operating Co., Inc., and Insteel Industries, Inc. dated November 19, 1999.
         10.2 Rod Supply Agreement by and between GS Industries, Inc., and Florida Wire and Cable, Inc. dated November 19, 1999.
         27.1     Financial Data Schedule (for SEC use only).
         99.1     Press release of the Company dated January 31, 2000.

(b) The Company filed no current reports on Form 8-K during the quarter to which this report relates. However, Item 5 of this report includes information called for by Item 2 of Form 8-K, in accordance with General Instruction B.3 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INSTEEL INDUSTRIES, INC.
                                          Registrant



Date: February 14, 2000             By    /s/ H.O. Woltz III
                                          --------------------------------------
                                          H.O. Woltz III
                                          President and Chief Executive Officer




Date: February 14, 2000             By    /s/ Michael C. Gazmarian
                                          --------------------------------------
                                          Michael C. Gazmarian
                                          Chief Financial Officer and Treasurer