Form 10-Q
period 2000-04-01
INSTEEL INDUSTRIES INC
filed 2000-05-16
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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

                       Yes [X]                            No [ ]

         The number of shares outstanding of the registrant's common stock as of May 12, 2000 was 8,460,187.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                     APRIL 1,        OCTOBER 2,
                                                                      2000             1999
                                                                    ---------        ---------
Assets
Current assets:
    Cash and cash equivalents                                       $   1,326        $     827
    Accounts receivable, net                                           53,348           31,054
    Inventories                                                        52,152           36,360
    Prepaid expenses and other                                          6,128            3,012
                                                                    ---------        ---------
        Total current assets                                          112,954           71,253
Property, plant and equipment, net                                    112,398           85,529
Other assets                                                           32,808           11,114
                                                                    ---------        ---------
        Total assets                                                $ 258,160        $ 167,896
                                                                    =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $  30,475        $  25,035
    Accrued expenses                                                   15,728            9,965
    Current portion of long-term debt                                   8,840              620
                                                                    ---------        ---------
        Total current liabilities                                      55,043           35,620
Long-term debt                                                        115,930           46,197
Deferred income taxes                                                   8,082            7,734
Other liabilities                                                       1,023            1,016
Shareholders' equity:
    Common stock                                                       16,920           16,914
    Additional paid-in capital                                         38,327           38,314
    Retained earnings                                                  22,835           22,101
                                                                    ---------        ---------
        Total shareholders' equity                                     78,082           77,329
                                                                    ---------        ---------
        Total liabilities and shareholders' equity                  $ 258,160        $ 167,896
                                                                    =========        =========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             ----------------------      ----------------------
                                                             APRIL 1,      APRIL 3,      APRIL 1,      APRIL 3,
                                                               2000          1999          2000          1999
                                                             --------      --------      --------      --------

Net sales                                                    $ 78,822      $ 66,162      $137,393      $128,429
Cost of sales                                                  69,528        56,958       121,982       112,659
                                                             --------      --------      --------      --------
    Gross profit                                                9,294         9,204        15,411        15,770
Selling, general and administrative expense                     4,827         4,565         8,922         8,119
                                                             --------      --------      --------      --------
    Operating income                                            4,467         4,639         6,489         7,651
Interest expense                                                2,487           655         3,237         1,248
Other expense                                                     519            82           409           138
                                                             --------      --------      --------      --------
    Earnings before income taxes                                1,461         3,902         2,843         6,265
Provision for income taxes                                        563         1,385         1,095         2,224
                                                             --------      --------      --------      --------

    Net earnings                                             $    898      $  2,517      $  1,748      $  4,041
                                                             ========      ========      ========      ========

    Weighted average shares outstanding (basic)                 8,460         8,443         8,459         8,443
                                                             ========      ========      ========      ========

    Net earnings per share (basic)                           $   0.11      $   0.30      $   0.21      $   0.48
                                                             ========      ========      ========      ========

    Dividends paid per share                                 $   0.06      $   0.06      $   0.12      $   0.12
                                                             ========      ========      ========      ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                        ---------------------------
                                                                                        APRIL 1,           APRIL 3,
                                                                                          2000              1999
                                                                                        ---------         ---------
Cash Flows From Operating Activities:
    Net earnings                                                                        $   1,748         $   4,041
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                                   5,234             4,497
            Loss (gain) on sale of assets                                                     195               (17)
            Net changes in assets and liabilities (excluding effect of acquisition):
                Accounts receivable, net                                                      639             1,379
                Inventories                                                                 4,694             2,019
                Accounts payable and accrued expenses                                     (11,173)           (6,668)
                Other changes                                                                 427             1,638
                                                                                        ---------         ---------
                    Total adjustments                                                          16             2,848
                                                                                        ---------         ---------
                        Net cash provided by operating activities                           1,764             6,889
                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Florida Wire and Cable, Inc., net of cash acquired                     (68,494)               --
    Payment of acquisition related costs                                                   (1,144)               --
    Capital expenditures                                                                   (4,762)           (3,664)
    Equity investments                                                                         --            (3,250)
    Purchases of short-term investments                                                        --            (1,875)
    Proceeds from (issuance of) notes receivable                                              212            (1,421)
    Proceeds from sale of property, plant and equipment                                        95               159
                                                                                        ---------         ---------
                        Net cash used for investing activities                            (74,093)          (10,051)
                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                                                             80,000                --
    Repayments of long-term debt                                                           (2,450)             (450)
    Borrowings under revolving credit facility                                             88,958            51,437
    Repayments on revolving credit facility                                               (88,555)          (46,434)
    Payment of debt issuance costs                                                         (4,130)               --
    Proceeds from exercise of stock options                                                    19                22
    Cash dividends paid                                                                    (1,014)           (1,013)
                                                                                        ---------         ---------
                        Net cash provided by financing activities                          72,828             3,562
                                                                                        ---------         ---------

Net increase in cash                                                                          499               400
Cash and cash equivalents at beginning of period                                              827               422
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                              $   1,326         $     822
                                                                                        =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                        $   2,738         $     685
        Income taxes                                                                        1,201             1,060

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

(2) INVENTORIES

                                               APRIL 1,         OCTOBER 2,
(Amounts in thousands)                          2000              1999
                                              ---------         ---------
Raw materials                                 $  20,971         $  20,414
Supplies                                          4,213             2,601
Work in process                                   1,993             1,578
Finished goods                                   24,975            11,767
                                              ---------         ---------
    Total inventories                         $  52,152         $  36,360
                                              =========         =========


(3) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        -------------------------     -------------------------
                                                                         APRIL 1,       APRIL 3,       APRIL 1,       APRIL 3,
(Amounts in thousands, except per share data)                              2000          1999           2000           1999
                                                                         -------        -------        -------        -------
Net Earnings                                                             $   898        $ 2,517        $ 1,748        $ 4,041
                                                                         =======        =======        =======        =======

Weighted average shares outstanding:
    Weighted average shares outstanding (basic)                            8,460          8,443          8,458          8,443
    Dilutive effect of stock options                                          79             15             95              2
                                                                         -------        -------        -------        -------
        Weighted average shares outstanding (diluted)                      8,539          8,458          8,553          8,445
                                                                         =======        =======        =======        =======

Net earnings per share (basic)                                           $  0.11        $  0.30        $  0.21        $  0.48
                                                                         =======        =======        =======        =======

Net earnings per share (diluted)                                         $  0.11        $  0.30        $  0.20        $  0.48
                                                                         =======        =======        =======        =======


         Options to purchase 241,000 shares and 443,000 shares for the three months ended April 1, 2000 and April 3, 1999, respectively, were antidilutive and were not included in the diluted EPS computation.

(4) ACQUISITION OF FLORIDA WIRE AND CABLE, INC.

         On January 31, 2000, the Company completed its acquisition of Florida Wire and Cable, Inc. ("FWC"). FWC is the nation's leading producer of prestressed concrete strand ("PC strand") and one of the largest manufacturers of galvanized strand. Under the terms of the purchase agreement, the Company acquired all of the outstanding stock of FWC for $68.5 million from GS Technologies Operating Co., Inc., a subsidiary of GS Industries, Inc. ("GSI"). The purchase price is subject to an adjustment that is to be determined based on FWC's closing balance sheet which the Company expects will be finalized during the third quarter. In addition, the Company has entered into a five-year agreement with GSI under which GSI will supply FWC with a portion of its raw material requirements.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of FWC have been included in the consolidated financial statements since the acquisition date. The excess of cost over the estimated fair value of net assets acquired was approximately $18.3 million and has been recorded as goodwill. The goodwill amount may be adjusted for any change in the preliminary purchase price adjustment currently recorded as a receivable in the accompanying consolidated balance sheet. Goodwill is being amortized on a straight-line basis over 20 years.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                    THREE MONTHS ENDED                           SIX MONTHS ENDED
                                            ------------------------------------      --------------------------------------
                                             APRIL 1,                  APRIL 3,          APRIL 1,                  APRIL 3,
                                               2000       CHANGE         1999             2000        CHANGE        1999
                                           -----------   --------   ------------      ------------   --------   ------------

Net sales                                   $ 78,822         19%      $66,162          $ 137,393           7%     $ 128,429
Gross profit                                   9,294          1%        9,204             15,411          (2)%       15,770
    Percentage of net sales                     11.8%                    13.9%              11.2%                      12.3%
Selling, general and administrative expense $  4,827          6%      $ 4,565          $   8,922          10%     $   8,119
    Percentage of net sales                      6.1%                     6.9%               6.5%                       6.3%
Operating income                            $  4,467         (4)%     $ 4,639          $   6,489         (15)%    $   7,651
    Percentage of net sales                      5.7%                     7.0%               4.7%                       6.0%
Interest expense                            $  2,487        280%      $   655          $   3,237         159%     $   1,248
    Percentage of net sales                      3.2%                     1.0%               2.4%                       1.0%
Effective income tax rate                       38.5%                    35.5%              38.5%                      35.5%
Net earnings                                $    898        (64)%     $ 2,517          $   1,748         (57)%    $   4,041
    Percentage of net sales                      1.1%                     3.8%               1.3%                       3.1%



         Net sales for the second quarter increased 19% to $78.8 million from $66.2 million in the year-ago period. For the six-month period, sales rose 7% from the prior year. The increase was due to the additional revenues contributed by Florida Wire and Cable, Inc. ("FWC"), which was acquired in January 2000. On a comparable basis excluding the sales of FWC, sales decreased 5% for the quarter and 6% for the six-month period primarily as a result of lower sales of industrial wire. Industrial wire sales dropped 39% for the quarter due to the closure of the Company's Tennessee industrial wire plant during the first quarter together with transition-related inefficiencies associated with changes in the Company's operating strategy. During the first quarter, the Company completed a realignment of its manufacturing capacity, ceasing the production of industrial wire at its Gallatin, Tennessee plant and shifting the majority of the volume to its Andrews, South Carolina facility. In addition, an increasing proportion of wire was consumed internally by downstream processes to manufacture other higher value products. Sales of bulk nails decreased 8% from a year ago due to price deterioration largely driven by import competition. Collated nail sales rose 30% as a result of higher shipment volumes. Sales of tire bead wire increased to another new high for the quarter. Sales of concrete reinforcing products rose 13% for the quarter (excluding the sales of FWC) due to higher shipments of welded wire fabric. The increase was primarily generated by the Hickman, Kentucky facility, which was acquired in April 1999, together with favorable market conditions.

          Gross profit for the second quarter decreased to 11.8% of sales compared with 13.9% in the prior year. For the six-month period, gross profit decreased to 11.2% of sales from 12.3% a year ago. Gross profit was negatively impacted by the operating inefficiencies associated with the reconfiguration of the industrial wire business, which resulted in unfavorable manufacturing costs as well as reduced sales. These factors were partially offset by the contributions of the FWC acquisition, the improved performance of the concrete reinforcing business, and the higher operating volumes of the Company's recent expansions.

         Selling, general and administrative expense ("SG&A expense") rose 6% for the second quarter, but decreased as a percentage of sales to 6.1% from 6.9% in the prior year. For the six-month period, SG&A expense increased 10%, rising to 6.5% of sales from 6.3% a year ago. The increase was due to the incremental expenses associated with FWC that were partially offset by lower incentive plan expenses.

         Interest expense increased for the three and six-month periods compared with a year ago due to the higher debt levels principally related to the acquisition of FWC together with an increase in the Company's borrowing rates under its new credit facility.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                                             SIX MONTHS ENDED
                                                                                        ---------------------------
                                                                                         APRIL 1,         APRIL 3,
                                                                                          2000              1999
                                                                                        ---------         ---------
Net cash provided by operating activities                                               $   1,764         $   6,889
Net cash used for investing activities                                                    (74,093)          (10,051)
Net cash provided by financing activities                                                  72,828             3,562
Total long-term debt                                                                      124,770            40,916
    Percentage of total capital                                                                62%               36%
Shareholders' equity                                                                    $  78,082         $  72,309
    Percentage of total capital                                                                38%               64%
Total capital (total long-term debt + shareholders' equity)                             $ 202,852         $ 113,225


         Operating activities generated $1.8 million of cash for the six-month period compared with $6.9 million a year ago. The year-to-year change was primarily due to the reduction in accounts payable and accrued expenses resulting from lower raw material purchases as well as the decrease in net earnings. These uses of cash were offset by a planned reduction in raw material inventories.

         Investing activities consumed $74.1 million of cash for the six-month period compared with $10.1 million a year ago primarily due to the acquisition of FWC.

         Financing activities provided $72.8 million of cash for the six-month period compared with $3.6 million a year ago. In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of FWC and pay off the balances outstanding on the Company's previous $60.0 million unsecured revolving credit facility.

          Under the terms of the credit agreement, the Company may elect different interest rate options based upon LIBOR or a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. Beginning in the Company's fiscal quarter ending September 30, 2000, the applicable interest rate margins and unused commitment fee will be adjusted quarterly based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Advances under the revolving credit facility are limited to the lesser of $60.0 million or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At April 1, 2000, approximately $16.7 million was available under the revolving credit facility.

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

         In April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively convert $50 million of the Company's floating rate debt to a fixed rate of 9.825% based upon the current applicable interest rate margin.

OUTLOOK

         The Company's operating results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         Market conditions for the Company's primary raw material, hot-rolled carbon steel wire rod, remained stable through the first quarter. In January 1999, domestic steel wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission ("ITC") alleging that rising import levels had resulted in serious injury to the domestic industry. In response to the ITC's report, on February 11, 2000, President Clinton announced import relief for the domestic industry in the form of a "tariff-rate-quota" ("TRQ"), which will remain in place for three years. In the first year, steel wire rod from countries subject to the TRQ will face additional duties of 10 percent once imports exceed 1.58 million net tons. In the second and third years, the quantity of imports exempt from the higher duty will increase by 2.0 percent a year and the level of the surcharge will decline by 2.5 percentage points a year. The future impact of these actions on the Company's financial results is difficult to predict, depending upon the Company's ability to recover any raw material price increases in its markets. The Company's preliminary analysis indicates that imported wire rod will continue to be available in quantities that are sufficient to support the requirements of the domestic market. The Company increased its raw material inventories through the end of the first quarter to partially protect itself against the potential unfavorable impact of a negative outcome. The Company expects to substantially reduce its inventories through the remainder of the year.

         The Company expects that the recently enacted federal highway spending legislation ("TEA-21") will have a favorable impact on the demand for its concrete reinforcing products. As customer requirements rise, the Company expects to gradually increase the operating volumes of its recently expanded PC strand manufacturing facility to its full design capacity. During the second quarter, sales of the Company's most recent product addition, tire bead wire, rose to a new high as the Company continued to gain customer acceptance and further its market penetration. As the Company is currently incurring substantially all of the anticipated operating costs required to support its new business, the incremental impact of projected increases in sales is expected to have a significant favorable impact on its financial performance.

         The Company's business strategy continues to be focused on (1) expansion opportunities in existing businesses as well as in related products that leverage off of the Company's core competencies in the manufacture and marketing of wire products and (2) continued improvement in the financial performance of the Company's traditional businesses.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; the impact of the resolution of the Section 201 trade filing on the cost and availability of wire rod; legal, environmental or regulatory developments that significantly impact the Company's operating costs; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the financial impact of the acquisition of FWC, the 25% interest in SRP and the Hickman, Kentucky manufacturing facility; the success of the Company's new product initiatives, including the PC strand, collated nail and tire bead wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire; the failure of the Company to receive regular and substantial orders for its new products; the financial impact of the realignment of the Company's industrial wire manufacturing capacity; and the Company's ability to successfully integrate FWC.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         27 -              Financial Data Schedule (for SEC use only)

b.       Reports of Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended April 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INSTEEL INDUSTRIES, INC.
                                Registrant



Date: May 12, 2000       By:      /s/ H.O. Woltz III
                                  -------------------------------------------
                                      H.O. Woltz III
                                      President and Chief Executive Officer




Date: May 12, 2000       By:      /s/ Michael C. Gazmarian
                                  -------------------------------------------
                                      Michael C. Gazmarian
                                      Chief Financial Officer and Treasurer