Form 10-Q
period 2000-07-01
INSTEEL INDUSTRIES INC
filed 2000-08-11
CIK 764401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

                       Yes [X]                                     No [ ]

         The number of shares outstanding of the registrant's common stock as of August 11, 2000 was 8,460,187.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                     JULY 1,       OCTOBER 2,
                                                                      2000            1999
                                                                    --------       ----------
ASSETS
Current assets:
    Cash and cash equivalents                                       $    742        $    827
    Accounts receivable, net                                          42,314          31,054
    Inventories                                                       51,512          36,360
    Prepaid expenses and other                                         6,600           3,012
                                                                    --------        --------
        Total current assets                                         101,168          71,253
Property, plant and equipment, net                                   109,607          85,529
Other assets                                                          37,251          11,114
                                                                    --------        --------
        Total assets                                                $248,026        $167,896
                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $ 39,393        $ 25,035
    Accrued expenses                                                  16,736           9,965
    Current portion of long-term debt                                  9,620             620
                                                                    --------        --------
        Total current liabilities                                     65,749          35,620
Long-term debt                                                        93,950          46,197
Deferred income taxes                                                  8,270           7,734
Other liabilities                                                      1,030           1,016
Shareholders' equity:
    Common stock                                                      16,920          16,914
    Additional paid-in capital                                        38,327          38,314
    Retained earnings                                                 23,780          22,101
                                                                    --------        --------
        Total shareholders' equity                                    79,027          77,329
                                                                    --------        --------
        Total liabilities and shareholders' equity                  $248,026        $167,896
                                                                    ========        ========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)


                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    -------------------------         -------------------------
                                                                     JULY 1,         JULY 3,          JULY 1,          JULY 3,
                                                                      2000             1999             2000             1999
                                                                    --------         --------         --------         --------
Net sales                                                           $ 90,922         $ 72,676         $228,315         $201,105
Cost of sales                                                         80,129           61,947          202,111          174,606
                                                                    --------         --------         --------         --------
    Gross profit                                                      10,793           10,729           26,204           26,499
Selling, general and administrative expense                            5,429            4,764           14,351           12,883
                                                                    --------         --------         --------         --------
    Operating income                                                   5,364            5,965           11,853           13,616
Interest expense                                                       3,096              602            6,333            1,850
Other expense (income)                                                   (97)             (35)             312              103
                                                                    --------         --------         --------         --------
    Earnings before income taxes                                       2,365            5,398            5,208           11,663
Provision for income taxes                                               911            2,010            2,006            4,234
                                                                    --------         --------         --------         --------

    Net earnings                                                    $  1,454         $  3,388         $  3,202         $  7,429
                                                                    ========         ========         ========         ========

    Weighted average shares outstanding (basic)                        8,460            8,453            8,459            8,446
                                                                    ========         ========         ========         ========

    Net earnings per share (basic and diluted)                      $   0.17         $   0.40         $   0.38         $   0.88
                                                                    ========         ========         ========         ========

    Dividends paid per share                                        $   0.06         $   0.06         $   0.18         $   0.18
                                                                    ========         ========         ========         ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    NINE MONTHS ENDED
                                                                                  ----------------------
                                                                                  JULY 1,        JULY 3,
                                                                                   2000           1999
                                                                                  -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                  $ 3,202        $ 7,429
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                           8,495          6,766
            Loss (gain) on sale of assets                                              71           (113)
            Net changes in assets and liabilities:
                Accounts receivable, net                                            4,285           (224)
                Inventories                                                         5,334            263
                Accounts payable and accrued expenses                              (1,247)         1,055
                Other changes                                                       1,056          2,196
                                                                                  -------        -------
                    Total adjustments                                              17,994          9,943
                                                                                  -------        -------
                        Net cash provided by operating activities                  21,196         17,372
                                                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses (net of cash acquired)                              (66,594)        (8,397)
    Payment of acquisition-related costs                                           (1,376)            --
    Capital expenditures                                                           (7,293)        (5,126)
    Equity investments                                                                 --         (3,250)
    Purchases of short-term investments                                                --         (1,875)
    Proceeds from (issuance of) notes receivable                                       50         (1,355)
    Proceeds from sale of property, plant and equipment                             2,879            239
                                                                                  -------        -------
                        Net cash used for investing activities                    (72,334)       (19,764)
                                                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                   80,000         81,142
    Payments on long-term debt                                                     (6,350)       (77,246)
    Borrowings on revolving credit facility                                        92,058             --
    Payments on revolving credit facility                                         (108,955)           --
    Payment of debt issuance costs                                                 (4,196)            --
    Proceeds from exercise of stock options                                            19            111
    Cash dividends paid                                                            (1,523)        (1,520)
                                                                                  -------        -------
                        Net cash provided by financing activities                  51,053          2,487
                                                                                  -------        -------

Net increase (decrease) in cash                                                       (85)            95
Cash and cash equivalents at beginning of period                                      827            422
                                                                                  -------        -------
                                                                                  $   742        $   517
                                                                                  =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                  $ 5,669        $ 1,898
        Income taxes                                                                1,649          2,355

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

(2) INVENTORIES

                                            JULY 1,         OCTOBER 2,
(Amounts in thousands)                        2000             1999
                                           ---------        ----------
Raw materials                              $  19,981        $  20,414
Supplies                                       3,997            2,601
Work in process                                2,353            1,578
Finished goods                                25,181           11,767
                                           ---------        ---------
    Total inventories                      $  51,512        $  36,360
                                           =========        =========

(3) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:


                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    --------------------------        -------------------------
                                                                     JULY 1,          JULY 3,          JULY 1,          JULY 3,
(Amounts in thousands, except per share data)                         2000             1999             2000             1999
                                                                    --------         --------         --------         --------
Net earnings                                                        $  1,454         $  3,388         $  3,202         $  7,429
                                                                    ========         ========         ========         ========

Weighted average shares outstanding:
    Weighted average shares outstanding (basic)                        8,460            8,453            8,459            8,446
    Dilutive effect of stock options                                      24               99               64               24
                                                                    --------         --------         --------         --------
        Weighted average shares outstanding (diluted)                  8,484            8,552            8,523            8,470
                                                                    ========         ========         ========         ========

Net earnings per share (basic and diluted)                          $   0.17         $   0.40         $   0.38         $   0.88
                                                                    ========         ========         ========         ========

         Options to purchase 584,000 shares and 58,000 shares for the three months ended July 1, 2000 and July 3, 1999, respectively, were antidilutive and were not included in the diluted EPS computation.

(4)      ACQUISITION OF FLORIDA WIRE AND CABLE, INC.

         On January 31, 2000, the Company acquired Florida Wire and Cable, Inc. ("FWC"), the nation's leading producer of prestressed concrete strand ("PC strand") and one of the largest manufacturers of galvanized strand. Under the terms of the purchase agreement, the Company acquired all of the outstanding stock of FWC for $68.5 million from GS Technologies Operating Co., Inc. ("GSTOC"), a subsidiary of GS Industries, Inc. ("GSI") subject to a purchase price adjustment based upon FWC's closing balance sheet. In addition, the Company entered into a five-year agreement with GSI under which GSI will supply FWC with a portion of its raw material requirements. During the third quarter, the Company received a $1.9 million payment from GSTOC for a reduction in the purchase price based upon FWC's final closing balance sheet.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of FWC have been included in the consolidated financial statements since the acquisition date. The excess of cost over the estimated fair value of net assets acquired has been recorded as goodwill and was adjusted to approximately $23.9 million based upon the change in the preliminary purchase price adjustment which had previously been recorded as a receivable in the consolidated balance sheet. Goodwill is being amortized on a straight-line basis over 20 years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   ----------------------------------       -------------------------------------
                                                     JULY 1,                JULY 3,          JULY 1,                     JULY 3,
                                                      2000       CHANGE       1999             2000         CHANGE         1999
                                                   ----------   --------   ----------       ----------     --------      ---------
Net sales ....................................     $   90,922      25%     $   72,676       $  228,315        14%         $201,105
Gross profit .................................         10,793       1%         10,729           26,204        (1%)          26,499
    Percentage of net sales ..................           11.9%                   14.8%            11.5%                       13.2%
Selling, general and administrative expense...     $    5,429      14%     $    4,764       $   14,351        11%         $ 12,883
    Percentage of net sales ..................            6.0%                    6.6%             6.3%                        6.4%
Operating income .............................     $    5,364     (10%)    $    5,965       $   11,853       (13%)        $ 13,616
    Percentage of net sales ..................            5.9%                    8.2%             5.2%                        6.8%
Interest expense .............................     $    3,096     414%     $      602       $    6,333       242%         $  1,850
    Percentage of net sales ..................            3.4%                    0.8%             2.8%                        0.9%
Effective income tax rate ......... ...........          38.5%                   37.2%            38.5%                       36.3%
Net earnings .................................     $    1,454     (57%)    $    3,388       $    3,202       (57%)        $  7,429
    Percentage of net sales ..................            1.6%                    4.7%             1.4%                        3.7%

         Net sales for the third quarter increased 25% to $90.9 million from $72.7 million in the year-ago period as a result of the revenues contributed by Florida Wire and Cable, Inc. ("FWC"), which was acquired in January 2000. For the nine-month period, sales rose 14% from the prior year. On a comparable basis, excluding the sales of FWC, sales decreased 8% for the quarter and 6% for the nine-month period primarily as a result of lower sales of industrial wire.

         Industrial wire sales fell 38% for the quarter due to significant changes in the Company's operating strategy that were executed during the first quarter together with transition-related inefficiencies at the Andrews, South Carolina facility. The Company completed a realignment of its industrial wire manufacturing capacity, ceasing production at the Gallatin, Tennessee plant and shifting the majority of its volume to the South Carolina facility. The expected increase in the operating level of the South Carolina plant has proceeded slower than anticipated, constraining the sales of industrial wire as well as nails. Sales of concrete reinforcing products rose 3% for the quarter (excluding the sales of FWC) due to higher shipments of welded wire fabric. The increase was primarily generated by the Hickman, Kentucky facility, which was acquired in April 1999. Sales of bulk nails decreased 4% from a year ago due to price deterioration largely driven by import competition together with volume constraints resulting from the shortfall in wire production and unplanned equipment downtime. Collated nail sales rose 19% as a result of higher shipments. Sales of tire bead wire increased 14% from the year-ago quarter, but fell short of expected levels due to equipment-related constraints that resulted in production inefficiencies as well as lower than planned orders and operating volumes.

         Gross profit for the third quarter decreased to 11.9% of sales compared with 14.8% in the prior year. For the nine-month period, gross profit decreased to 11.5% of sales from 13.2% a year ago. Gross profit was negatively impacted by the operating inefficiencies associated with the reconfiguration of the industrial wire business, which resulted in unfavorable manufacturing costs as well as reduced sales. Margins were also compressed in certain product lines by higher raw material costs and lower selling prices. These factors were partially offset by the contribution of the FWC acquisition.

         Selling, general and administrative expense ("SG&A expense") rose 14% for the second quarter, but decreased as a percentage of sales to 6.0% from 6.6% in the prior year. For the nine-month period, SG&A expense increased 11%, declining to 6.3% of sales from 6.4% a year ago. The increase was primarily due to the incremental expenses associated with FWC that were partially offset by lower incentive plan expenses.

         Interest expense increased significantly for the three and nine-month periods compared with a year ago due to the higher debt levels principally related to the acquisition of FWC together with an increase in the Company's borrowing rates under its new credit facility.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                        NINE MONTHS ENDED
                                                                   ----------------------------
                                                                    JULY 1,            JULY 3,
                                                                     2000               1999
                                                                   ---------          ---------
Net cash provided by operating activities                          $  21,196          $  17,372
Net cash used for investing activities                               (72,334)           (19,764)
Net cash provided by financing activities                             51,053              2,487
Total long-term debt                                                 103,570             40,259
    Percentage of total capital                                           57%                35%
Shareholders' equity                                               $  79,027          $  75,280
    Percentage of total capital                                           43%                65%
Total capital (total long-term debt + shareholders' equity)        $ 182,597          $ 115,539

         Operating activities generated $21.2 million of cash for the nine-month period compared with $17.4 million a year ago. The increase was primarily due to the current year reductions in receivables and inventories (excluding the FWC-related additions) compared with the minimal year-ago changes. These sources of cash served to offset the decrease in net earnings.

         Investing activities consumed $72.3 million of cash for the nine-month period compared with $19.8 million a year ago primarily due to the acquisition of FWC. During the third quarter, the Company executed a sale-leaseback transaction that generated $2.8 million of cash, which was used to pay down the balance outstanding on its credit facility.

         Financing activities provided $51.1 million of cash for the nine-month period compared with $2.5 million a year ago. In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of FWC and pay off the balances outstanding on the Company's previous $60.0 million unsecured revolving credit facility.

          Under the terms of the credit agreement, the Company may elect different interest rate options based upon LIBOR or a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. The applicable interest rate margins and unused commitment fee are adjusted quarterly based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Advances under the revolving credit facility are limited to the lesser of $60.0 million or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories.

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

         At July 1, 2000, the Company was not in compliance with a financial covenant of the credit facility, which constitutes an event of default. The Company and its lenders have agreed to a waiver, effective for the period from July 1, 2000 through September 29, 2000. During the waiver period, the Company is subject to certain terms and conditions, including that it will not (1) permit the balances outstanding on its revolving credit facility (which were $26.0 million at July

1, 2000) to exceed $45.0 million, or (2) make dividend payments or repurchase shares in excess of $750,000. The Company is currently engaged in discussions with its lenders regarding an amendment to the credit agreement that would provide for the appropriate adjustments to the financial covenants in order to permit compliance following the expiration of the waiver period.

         In April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's floating rate debt to a fixed rate of 9.825% based upon the current applicable interest rate margin.

OUTLOOK

         The Company's operating results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         Market conditions for the Company's primary raw material, hot-rolled carbon steel wire rod, remained stable through the first quarter. In January 1999, domestic steel wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission ("ITC") alleging that rising import levels had resulted in serious injury to the domestic industry. In response to the ITC's report, in February 2000, President Clinton announced import relief for the domestic industry in the form of a "tariff-rate-quota" ("TRQ"), which will remain in place for three years. In the first year, steel wire rod from countries subject to the TRQ will face additional duties of 10% once imports exceed 1.58 million net tons. In the second and third years, the quantity of imports exempt from the higher duty will increase by 2.0% a year and the level of the surcharge will decline by 2.5% a year. The future impact of these actions on the Company's financial results is difficult to predict, depending upon the Company's ability to recover any raw material price increases in its markets. The Company's preliminary analysis indicates that imported wire rod will continue to be available in quantities that are sufficient to support the requirements of the domestic market. The Company increased its raw material inventories through the end of the first quarter to partially protect itself against the potential unfavorable impact of a negative outcome. During the second and third quarters, the Company continued to maintain higher inventory levels in light of the upward trend in wire rod prices. The Company expects to substantially reduce its inventories through the remainder of the year.

         The Company expects that the recently enacted federal highway spending legislation ("TEA-21") will have a favorable impact on the demand for its concrete reinforcing products. Although the demand for PC strand is expected to remain strong, the Company anticipates that pricing will continue to be depressed in the fourth quarter as a result of intense competitive pressures from domestic and foreign producers.

         During the third quarter, sales of the Company's most recent product addition, tire bead wire, decreased from the previous quarter primarily due to mechanical and electrical malfunctions in its wire plating process equipment. The Company expects to complete an extensive equipment upgrade and expansion program in the fourth quarter that should resolve these issues. Shipments are expected to decrease in the fourth quarter and begin to rebound in fiscal 2001 as the operating volumes of the facility are gradually increased. As the Company is currently incurring substantially all of the anticipated operating costs required to support its new business, the incremental impact of projected increases in sales is expected to significantly improve its financial performance.

         The Company anticipates significant improvement in the performance of its South Carolina and Kentucky facilities as both operations are expected to attain higher production levels in the fourth quarter.

         The Company's business strategy continues to be focused on (1) expansion opportunities in existing businesses as well as in related products that leverage off of the Company's core competencies in the manufacture and marketing of wire products and (2) continued improvement in the financial performance of the Company's traditional businesses.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact the Company's operating costs; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the financial impact of the acquisition of FWC, the Hickman, Kentucky manufacturing facility and the 25% interest in SRP; the success of the Company's new product initiatives, including the PC strand, collated nail and tire bead wire expansions; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire; the failure of the Company to receive regular and substantial orders for its new products; the financial impact of the realignment of the Company's industrial wire manufacturing capacity; the Company's ability to successfully integrate FWC; and the Company's ability to avoid events of default under its credit facility during the waiver period described above and its ability to enter into an amendment to the credit facility that would adjust the Company's financial covenants to permit compliance following the expiration of the waiver period.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         27    -           Financial Data Schedule

b.       Reports of Form 8-K

         The Company filed a report on Form 8-K, dated April 17, 2000. The Item reported was "Item 7. Financial Statements and Exhibits."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INSTEEL INDUSTRIES, INC.
                                       Registrant



Date: August 11, 2000          By:   /s/ H.O. Woltz III
                                     -------------------------------------------
                                          H.O. Woltz III
                                          President and Chief Executive Officer




Date: August 11, 2000          By:   /s/ Michael C. Gazmarian
                                     -------------------------------------------
                                          Michael C. Gazmarian
                                          Chief Financial Officer and Treasurer