Form 10-K405
period 2000-09-30
INSTEEL INDUSTRIES INC
filed 2001-01-12
CIK 764401

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

       Registrant's telephone number, including area code: (336) 786-2141

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


   Title of Each Class                Name of Each Exchange on Which Registered
---------------------------           -----------------------------------------
COMMON STOCK (NO PAR VALUE)                     NEW YORK STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant as of January 9, 2001 was $14,731,069.

         The number of shares outstanding of the registrant's common stock as of January 9, 2001 was 8,460,187.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Insteel Industries, Inc. ("Insteel" or "the Company") is one of the nation's largest manufacturers of wire products. The Company manufactures and markets concrete reinforcing products, industrial wire, nails, tire bead wire and galvanized products for a broad range of construction and industrial applications. Insteel is the parent holding company for two wholly-owned operating subsidiaries, Insteel Wire Products Company ("IWP") and Florida Wire and Cable, Inc. ("FWC").

         Insteel's business strategy is driven off of a return on capital framework with the primary objective of creating economic value through the generation of returns that exceed the Company's cost of capital. The Company seeks to achieve leadership positions in its markets and operate as the lowest cost producer. The Company pursues expansion opportunities in existing or related product lines sold to the same customers that leverage off of the Company's infrastructure and core competencies in the manufacture and marketing of wire products.

         During 2000, the Company furthered this strategy with the acquisition of FWC, a manufacturer of PC strand and galvanized products. The addition of FWC more than tripled the size of Insteel's PC strand business, making the Company the largest producer in North America. Insteel had entered this business in 1994 with the start-up of a new manufacturing facility and had expanded to become one of the leading producers.

PRODUCTS

         CONCRETE REINFORCING PRODUCTS (62% of 2000 consolidated net sales) include welded wire fabric and prestressed concrete strand ("PC strand"). Welded wire fabric is produced as both standard and specially engineered reinforcing products for concrete pipe manufacturers, precasters, distributors and construction companies. PC strand is a sophisticated reinforcing product sold to precasters and posttensioning suppliers that is used for both pretensioned and posttensioned prestressed concrete construction. The Company's concrete reinforcing products are used in concrete pipe and box culverts, concrete elements for bridges, buildings and other concrete structures, and other commercial and residential construction applications.

         INDUSTRIAL WIRE PRODUCTS (16% of 2000 consolidated net sales) are primarily sold to manufacturers of springs for bedding and furniture, appliances, display racks and a broad range of other products. Product attributes vary with the end use and can include galvanizing for corrosion resistance and intermediate heat-treating, in addition to stringent tolerance requirements and mechanical properties.

         BULK NAILS (8% of 2000 consolidated net sales) consist of a wide variety of products such as common nails, finishing nails, box nails, sinkers, duplex nails and galvanized nails sold to wholesalers and distributors primarily for construction-related applications. In addition, the Company produces machine quality nails that are used for industrial applications such as pallet manufacturing.

         GALVANIZED AND OTHER PRODUCTS (6% of 2000 consolidated net sales) include guy strand, Aluminum Conductor Steel Reinforced ("ACSR") support wire and strand, barrier strands and other ancillary products. Guy strand is a seven-wire strand constructed from galvanized high carbon wire that is used in the electrical distribution, telecommunication and cable television industries to support utility poles, traffic lights and electric transmission cables. ACSR support wire and strand are used in electric transmission lines as the load bearing members for aluminum conductors. Barrier products and guide rail strand are used in parking decks and other structures as a barrier medium, as well as for separation media between traffic lanes.

         TIRE BEAD WIRE (5% of consolidated net sales) is a bronze-plated steel wire sold to tire manufacturers that is used to reinforce the inside diameter of a tire and hold the tire to the wheel.

         COLLATED NAILS (3% of 2000 consolidated net sales) are comprised of a broad range of brite and galvanized collated nails that are used by a variety of pneumatic nailing tools. The products are sold to distributors and original equipment manufacturers ("OEMs") primarily for construction-related applications.

MARKETING AND DISTRIBUTION

         Insteel markets its products through sales representatives who are employees of the Company. The Company's sales organization is aligned with its product lines, assigned to the specific markets served. The Company's products are sold directly to users and through numerous wholesalers, distributors and retailers located nationwide as well as into Canada, Mexico, and Central and South America. Insteel delivers its products primarily by truck using common or contract carriers.

CUSTOMERS

         The Company sells its products to a broad range of customers including OEMs, distributors, wholesalers and retailers. There were no customers that represented 10% or more of the Company's net sales in 2000 or 1999. One customer accounted for approximately 11% of the Company's net sales in 1998.

SEASONALITY

         The Company's operating results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

RAW MATERIALS

         The primary raw material required in the production of Insteel's wire products is hot rolled carbon steel wire rod, which the Company purchases from both domestic and foreign suppliers. Market conditions for wire rod were relatively stable during 2000 following the resolution of trade actions. In January 1999, domestic steel wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission ("ITC") alleging that rising import levels had resulted in serious injury to the domestic industry. In response to the ITC's report, in February 2000, President Clinton announced import relief for the domestic industry in the form of a "tariff-rate-quota" ("TRQ"), which will remain in place for three years. In the first year, steel wire rod from countries subject to the TRQ will face additional duties of 10% once imports exceed 1.58 million net tons. In the second and third years, the quantity of imports exempt from the higher duty will increase by 2.0% a year and the level of the surcharge will decline by 2.5% a year. The Company believes that domestic and imported wire rod will continue to be available in quantities that are sufficient to support the requirements of its markets.

COMPETITION

         The markets in which Insteel's business is conducted are highly competitive, including competition from companies whose revenues and financial resources are much larger than the Company's. Some of its competitors are integrated steelmakers that produce both wire rod and wire products and offer multiple product lines over broad geographical areas. Other competitors are smaller independent wire mills that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Selling prices tend to ultimately move with changes in raw material costs, although spreads can widen or narrow depending upon market conditions. Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. The Company believes that it is one of the leading low cost producers of wire products based upon its technologically-advanced manufacturing facilities and production capabilities. In addition, the Company believes that it offers a broader range of products through more diverse distribution channels than any of its competitors. The Company believes that it is well positioned to compete favorably on the industry's critical success factors.

EMPLOYEES

         As of September 30, 2000, the Company employed 1,270 people. The Company has collective bargaining agreements with labor unions at its Wilmington, Delaware and Jacksonville, Florida plants, which expire in November 2003 and April 2003, respectively. Approximately 201 employees were covered by these agreements and were eligible for union membership of which 135 were union members. The Company believes that its relations with the labor unions and its employees are satisfactory.

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

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

Name                      Age       Position with the Company
--------------------      ---       ------------------------------------

Howard O. Woltz, Jr.       75       Chairman of the Board and a Director

H.O. Woltz III             44       President, Chief Executive Officer and a
                                    Director

Gary D. Kniskern           55       Vice President - Administration and
                                    Secretary

Michael C. Gazmarian       41       Chief Financial Officer and Treasurer

         Howard O. Woltz, Jr., has been Chairman of the Board since 1958 and has served in various capacities for more than 45 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc., a publicly-held manufacturer of knit apparel and fabrics, for more than 35 years prior to its acquisition in 1988 by Russell Corporation.

         H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in 1991 and has served in various capacities for more than 22 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, since 1981. Mr. Woltz has been a director of the Company since 1986 and also serves as President of IWP and FWC.

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

         The executive officers listed above were elected by the Board of Directors at its annual meeting held February 1, 2000 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 16, 2001.

ITEM 2.  PROPERTIES.

         Insteel's corporate headquarters are located in Mount Airy, North Carolina. IWP has nine manufacturing facilities located in Andrews, South Carolina (2 plants); Gallatin, Tennessee (2 plants); Dayton, Texas; Fredericksburg, Virginia; Mount Airy, North Carolina; Wilmington, Delaware; and Hickman, Kentucky. FWC has two manufacturing facilities located in Jacksonville and Sanderson Florida.

         The Company owns all of its properties with the exception of the land at its Wilmington facility, which is leased. All of the Company's properties are pledged as security under long-term financing agreements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

         The Company's common stock is listed on the New York Stock Exchange under the symbol III. At December 8, 2000, the record date for the 2001 Annual Meeting of Shareholders, there were 633 shareholders of record. Selected quarterly financial data appears under the caption "Financial Information by Quarter (Unaudited)" in Item 8(b) of this report.

         Historically, the Company has paid a quarterly dividend ($0.06 per share for each of the last eight quarters ending September 30, 2000). However, as previously announced on November 10, 2000, the Company suspended its quarterly cash dividend in connection with the terms of a covenant waiver with its senior lenders under its credit facility. Pursuant to an amendment to the credit facility dated January 12, 2001, the Company is prohibited from making dividend payments (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Facilities"). While the Company does not intend to pay cash dividends in the foreseeable future, it will continue to evaluate the strategic and financial rationale for the resumption of dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     YEAR ENDED
                                       ----------------------------------------------------------------------
                                                                                            SEPTEMBER 30,
                                       SEPTEMBER 30,  OCTOBER 2,    OCTOBER 3,       ------------------------
                                           2000          1999          1998             1997           1996
                                       -------------  ----------    ----------       ---------       --------
Net sales                                $315,285      $270,992      $ 266,147       $ 262,325       $264,382
Earnings from continuing operations
    before extraordinary loss               2,121         9,986            328           2,536          5,237
Net earnings (loss)                         2,121         9,986            (80)           (341)         4,243
Earnings per share from continuing
    operations before extraordinary
    loss (basic and diluted)                 0.25          1.18           0.04            0.03           0.62
Net earnings (loss) per share
    (basic and diluted)                      0.25          1.18          (0.01)          (0.04)          0.50
Cash dividends per share                     0.24          0.24           0.24            0.24           0.24
Total assets                              245,448       167,896        147,131         171,476        146,122
Total debt                                105,000        46,817         36,363          52,293         32,843
Shareholders' equity                       77,439        77,329         69,260          71,322         73,677

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as "expects," "plans," "believes," "will," "estimates," "intends," and other words of similar meaning that do not relate strictly to historical or current facts. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact the Company's operating costs; continuation of good labor relations; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the financial impact of the acquisition of FWC, the Hickman, Kentucky manufacturing facility and the 25% interest in SRP; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire and increase the operating volumes of its Fredericksburg, Virginia manufacturing facility; the failure of the Company to receive regular and substantial orders for its new products; the Company's ability to avoid events of default with respect to its indebtedness, particularly under its senior secured credit facility, as amended; and the Company's ability to refinance its current indebtedness on favorable terms.

RESULTS OF OPERATIONS

STATEMENTS OF EARNINGS - SELECTED DATA
(DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED
                                               ----------------------------------------------------------------
                                               SEPTEMBER 30,               OCTOBER 2,                OCTOBER 3,
                                                    2000       CHANGE         1999        CHANGE        1998
                                               -------------   ------      ----------     ------     ----------
Net sales                                        $315,285         16%       $270,992         2%       $266,147
Gross profit                                       32,002        (10)%        35,647       167%         13,353
     Percentage of net sales                         10.2%                      13.2%                      5.0%
Selling, general and administrative expense      $ 19,368         11%       $ 17,429        30%       $ 13,410
     Percentage of net sales                          6.1%                       6.4%                      5.0%
Operating income (loss)                            12,634        (31)%        18,218       N/M             (57)
     Percentage of net sales                          4.0%                       6.7%                       --
Interest expense                                 $  8,943        260%       $  2,482       (35)%      $  3,810
     Percentage of net sales                          2.8%                       0.9%                      1.4%
Effective income tax rate                            38.2%                      36.3%                     35.4%
Earnings before extraordinary loss               $  2,121        (79)%      $  9,986       N/M        $    328
     Percentage of net sales                          0.7%                       3.7%                      0.1%


2000 COMPARED WITH 1999

         Net sales rose 16% to $315.3 million in 2000 from $271.0 million in 1999 a result of the revenues contributed by Florida Wire and Cable, Inc. ("FWC"), which was acquired in January 2000. On a comparable basis, excluding the sales of FWC, sales decreased 7% primarily due to lower sales of industrial wire. Industrial wire sales fell 33% for the year as a result of significant changes in the Company's operating strategy that were executed during the first quarter together with transition-related inefficiencies at the Andrews, South Carolina facility. The Company completed a realignment of its industrial wire manufacturing capacity, ceasing production at the Gallatin, Tennessee plant and shifting the majority of its volume to the South Carolina facility. The expected increase in the operating level of the South Carolina plant proceeded slower than anticipated, constraining the sales of industrial wire as well as nails through most of the year. Sales of concrete reinforcing products rose 3% (excluding the sales of FWC) primarily due to higher shipments of welded wire fabric at the Hickman, Kentucky facility, which was acquired in April 1999. Although the demand for PC strand remained strong, pricing pressure continued as a result of increased import competition together with the announcement of a new competitor's plans to enter the business. Sales of bulk nails decreased 10% from a year ago due to price deterioration and lower shipments, while collated nail sales rose 17% as a result of higher operating volumes. Selling prices for bulk and collated nails were negatively impacted by import competition together with the substantial consolidation that has occurred in the Company's customer base. Sales of tire bead wire increased 26%, but fell short of expected levels due to equipment-related constraints that resulted in production inefficiencies as well as lower than planned orders and operating volumes. During the third quarter, sales of tire bead wire decreased primarily due to mechanical and electrical malfunctions on a process line. The Company completed an extensive equipment upgrade and expansion program in the fourth quarter that is expected to resolve these issues.

         Gross profit decreased to $32.0 million, or 10.2% of sales in 2000 from $35.6 million, or 13.2% of sales in 1999. Margins were negatively impacted by the operating inefficiencies associated with the reconfiguration of the industrial wire business, which resulted in unfavorable manufacturing costs as well as reduced sales. In certain product lines, margins were also compressed by the combination of higher raw material costs and lower selling prices. These unfavorable factors were partially offset by the contribution of the FWC acquisition.

         Selling, general and administrative expense ("SG&A expense") rose 11%, but decreased as a percentage of sales to 6.1% from 6.4% in the prior year. The increase was primarily due to the incremental expenses associated with FWC that were partially offset by lower incentive plan expenses.

         Interest expense increased significantly to $8.9 million in 2000 compared with $2.5 million in 1999 due to the higher debt levels principally related to the acquisition of FWC together with an increase in the Company's borrowing rates under its new credit facility.

1999 COMPARED WITH 1998

         Net sales rose 2% to $271.0 million in 1999 from $266.1 million in 1998. The growth in sales was in spite of the sale of the Company's agricultural fencing product line in February 1998, which reduced current year sales relative to the prior year. On a comparable basis, sales rose 4% for the year. Sales of concrete reinforcing products increased 20% for the year as a result of strong construction markets together with the additional manufacturing capacity provided by the Company's supply agreement with Structural Reinforcement Products, Inc. ("SRP") and its acquisition of a competitor's concrete reinforcing business. Sales of tire bead wire more than doubled from the prior year as the Company continued to gain customer acceptance and further its market penetration. Industrial wire sales declined 21% for the year primarily due to a significant increase in the proportion of wire consumed internally by downstream value-added processes to manufacture other products.

         Gross profit increased to $35.6 million, or 13.2% of sales in 1999 from $13.3 million, or 5.0% of sales in 1998. The margin improvement was primarily generated by the Company's recent expansions together with strong market conditions and widening spreads between selling values and raw material costs for certain product lines. Gross margins were also favorably impacted by higher operating volumes and lower per-unit manufacturing costs.

         SG&A expense rose 30%, increasing to 6.4% of sales in 1999 from 5.0% in 1998. The increase in SG&A expense was primarily due to higher employee incentive plan and profit-sharing expenses resulting from the significant improvement in the Company's financial results together with legal fees associated with employment-related issues.

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

         Also in 1998, the Company retired its $10.0 million 8.25% senior secured notes, funding the prepayment under its revolving credit facility. The Company's financial results reflect an extraordinary loss of $408,000 after income taxes, or approximately 5 cents per share, related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED
                                                        ----------------------------------------------
                                                        SEPTEMBER 30,      OCTOBER 2,       OCTOBER 3,
                                                            2000              1999             1998
                                                        -------------      ----------       ----------
Net cash provided by continuing operating activities      $  24,515        $  13,708        $  14,517
Net cash provided by (used for) investing activities        (74,088)         (21,840)           2,372
Net cash provided by (used for) financing activities         51,976            8,537          (17,912)
Working capital                                              38,336           35,633           26,307
Total debt                                                $ 105,000        $  46,817        $  36,363
     Percentage of total capitalization                          58%              38%              34%
Shareholders' equity                                      $  77,439        $  77,329        $  69,260
     Percentage of total capitalization                          42%              62%              66%
Total capital                                             $ 182,439        $ 124,146        $ 105,623

CASH FLOW ANALYSIS

         Continuing operating activities generated $24.5 million of cash in 2000 compared with $13.7 million and $14.5 million in 1999 and 1998, respectively. The increase in 2000 was primarily the result of reductions in inventories and receivables in relation to the prior year (excluding the FWC-related additions) which offset the decline in net earnings. The inventory decrease was primarily related to a reduction in FWC's inventories from the levels as of the acquisition date. The decrease in receivables was due to lower days sales outstanding on a comparable basis. Depreciation and amortization rose by $2.3 million, or 26%, in 2000 due to goodwill amortization associated with the FWC acquisition together with the amortization of capitalized financing costs related to the Company's new senior secured credit facility. In 1999, the higher earnings level was partially offset by a planned build in inventories in anticipation of rising raw material prices and the potential unfavorable impact of trade actions filed by domestic rod producers. In 1998, inventories decreased due to a substantial reduction in raw material inventories together with the sale of finished goods inventories associated with the agricultural fencing product line. Cash generated from the inventory reduction was partially offset by a decline in accounts payable related to lower raw material purchases.

         Investing activities used $74.1 million and $21.8 million of cash in 2000 and 1999, respectively, while providing $2.4 million in 1998. The increase in 2000 was principally related to the acquisition of FWC. The Company also executed a sale-leaseback transaction that generated $2.8 million of cash, which was used to pay down the term loan balance outstanding on its credit facility. In 1999, investing activities include a total of $6.6 million related to the investment in SRP and $8.4 million for the acquisition of a concrete reinforcing business. Capital expenditures amounted to $9.2 million, $7.3 million and $6.7 million in 2000, 1999 and 1998, respectively, principally related to the tire bead wire expansion. In 1998, proceeds primarily generated from the sale of the Company's agricultural fencing equipment exceeded capital expenditures.

         Financing activities provided $52.0 million and $8.5 million of cash in 2000 and 1999, respectively, while using $17.9 million in 1998. In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of FWC and pay off the balances outstanding on the Company's previous $60.0 million unsecured revolving credit facility. In 1999, the increase in financing requirements was primarily related to the investment in SRP and the acquisition of a concrete reinforcing business. During 1998, cash generated from the reduction in inventories and the sale of agricultural fencing assets was used to pay down debt.

         In April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's floating rate debt to a fixed rate of 10.58% based upon the interest rate margin that was applicable at September 30, 2000. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. As of September 30, 2000, the fair value of these swap agreements was ($978).

         The Company's total debt to capital ratio increased to 58% at September 30, 2000 compared with 38% and 34% at October 2, 1999 and October 3, 1998, respectively. The increase in the debt level was primarily related to the acquisition of FWC in January 2000.

DEBT FACILITIES

         At September 30, 2000, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constitutes an event of default. Pursuant to a waiver agreement, the default was waived through January 15, 2001. On January 12, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of the amendment, the maturity date of the credit facility was accelerated from January 31, 2005 to January 15, 2002. Additionally, the Company is subject to certain terms and conditions during fiscal 2001, including: (1) that it will maintain earnings before interest, taxes, depreciation and amortization ("EBITDA") at certain required levels; (2) that it will not make dividend payments or repurchase shares of the Company's common stock; and (3) that it will not allow capital expenditures to exceed $4.5 million. The Company has also agreed to permanent reductions in the revolving credit facility from $60.0 million to $50.0 million at January 12, 2001; to $45.0 million at October 1, 2001, and to $40.0 million at December 31, 2001. The amendment is expected to increase the Company's interest expense as a result of: (1) an increase in the applicable interest rates (from 9.62% as of September 30, 2000 to 10.75% as of January 12, 2001); (2) additional graduated fees payable to the lenders on certain dates if a refinancing of the credit facility is not completed prior to such dates, and (3) higher amortization expense related to capitalized financing costs due to the acceleration of the maturity date.

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of January 15, 2002. In the event that such efforts are unsuccessful, the Company would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

OUTLOOK

         In view of the Company's recent financial performance, it is pursuing a range of initiatives to reduce operating costs and debt. During the first and second quarters of 2001, the Company expects to complete the reconfiguration of certain of its manufacturing facilities and business operations in order to boost productivity levels and reduce operating costs. The Company anticipates that the suspension of its cash dividend, curtailment of capital outlays and improved management of working capital will facilitate reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance in 2001 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements").

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (A)      FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2000 and October 2, 1999                  11

         Consolidated Statements of Earnings for the three years ended September
         30, 2000, October 2, 1999 and October 3, 1998                                             12

         Consolidated Statements of Shareholders' Equity for the three years
         ended September 30, 2000, October 2, 1999 and October 3, 1998                             13

         Consolidated Statements of Cash Flows for the three years ended
         September 30, 2000, October 2, 1999 and October 3, 1998                                   14

         Notes to Consolidated Financial Statements                                                15

         Report of Management                                                                      26

         Report of Independent Public Accountants                                                  27

         Schedule II - Valuation and Qualifying Accounts for the three years
         ended September 30, 2000, October 2, 1999 and October 3, 1998                             28

         Report of Independent Public Accountants on Schedule                                      29

         (B)      SUPPLEMENTARY DATA

         Selected quarterly financial data is as follows:

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR PER SHARE AND PRICE DATA)



                                                                       QUARTER ENDED
                                               -----------------------------------------------------------
                                                JANUARY 1        APRIL 1         JULY 1       SEPTEMBER 30
                                               ----------      ----------      ----------     ------------
2000
OPERATING RESULTS
  Net sales                                    $   58,571      $   78,822      $   90,922      $   86,970
  Gross profit                                      6,117           9,294          10,793           5,798
  Net earnings (loss)                                 850             898           1,454          (1,081)
PER SHARE DATA
  Net earnings (loss) (basic and diluted)            0.10            0.11            0.17           (0.13)
  Cash dividends                                     0.06            0.06            0.06            0.06
  Stock prices
     High                                            9.34            8.91            6.79            6.61
     Low                                             6.51            4.83            5.14            3.75


                                                                      QUARTER ENDED
                                               ----------------------------------------------------------
                                                JANUARY 2        APRIL 3         JULY 3         OCTOBER 2
                                               ----------      ----------      ----------      ----------
1999
OPERATING RESULTS
  Net sales                                    $   62,267      $   66,162      $   72,676      $   69,887
  Gross profit                                      6,566           9,204          10,729           9,148
  Net earnings                                      1,524           2,517           3,388           2,557
PER SHARE DATA
  Net earnings (basic and diluted)                   0.18            0.30            0.40            0.30
  Cash dividends                                     0.06            0.06            0.06            0.06
  Stock prices
     High                                            6.38            7.13            9.63            9.88
     Low                                             3.88            4.88            5.75            8.38

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                               SEPTEMBER 30,   OCTOBER 2,
                                                                   2000           1999
                                                               -------------   ----------
Assets
Current assets:
  Cash and cash equivalents                                      $  3,230       $    827
  Accounts receivable, net                                         42,614         31,054
  Inventories                                                      48,475         36,360
  Prepaid expenses and other                                        7,179          3,012
                                                                 --------       --------
    Total current assets                                          101,498         71,253
Property, plant and equipment, net                                110,191         85,529
Other assets                                                       33,759         11,114
                                                                 --------       --------
    Total assets                                                 $245,448       $167,896
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                               $ 43,466       $ 25,035
  Accrued expenses                                                  9,576          9,965
  Current portion of long-term debt                                10,120            620
                                                                 --------       --------
    Total current liabilities                                      63,162         35,620
Long-term debt                                                     94,880         46,197
Deferred income taxes                                               8,934          7,734
Other liabilities                                                   1,033          1,016
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value
    Authorized shares: 1,000
    None issued                                                        --             --
  Common stock, $2 stated value
    Authorized shares: 20,000
    Issued and outstanding shares: 2000, 8,460; 1999, 8,457        16,920         16,914
  Additional paid-in capital                                       38,327         38,314
  Retained earnings                                                22,192         22,101
                                                                 --------       --------
    Total shareholders' equity                                     77,439         77,329
                                                                 --------       --------
      Total liabilities and shareholders' equity                 $245,448       $167,896
                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                                 YEAR ENDED
                                                              ------------------------------------------------
                                                              SEPTEMBER 30,       OCTOBER 2,        OCTOBER 3,
                                                                   2000             1999               1998
                                                              -------------       ----------        ----------
Net sales                                                        $315,285          $270,992          $ 266,147
Cost of sales                                                     283,283           235,345            252,794
                                                                 --------          --------          ---------
    Gross profit                                                   32,002            35,647             13,353
Selling, general and administrative expense                        19,368            17,429             13,410
                                                                 --------          --------          ---------
    Operating income (loss)                                        12,634            18,218                (57)
Interest expense                                                    8,943             2,482              3,810
Other expense (income)                                                258                59             (4,375)
                                                                 --------          --------          ---------
    Earnings before income taxes and extraordinary loss             3,433            15,677                508
Provision for income taxes                                          1,312             5,691                180
                                                                 --------          --------          ---------
    Earnings before extraordinary loss                              2,121             9,986                328
Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $224)                                --                --               (408)
                                                                 --------          --------          ---------

        Net earnings (loss)                                      $  2,121          $  9,986          $     (80)
                                                                 ========          ========          =========

Per share (basic and diluted):
    Earnings before extraordinary loss                           $   0.25          $   1.18          $    0.04
    Extraordinary loss                                                 --                --              (0.05)
                                                                 --------          --------          ---------
        Net earnings (loss)                                      $   0.25          $   1.18          $   (0.01)
                                                                 ========          ========          =========

Cash dividends per share                                         $   0.24          $   0.24          $    0.24
                                                                 ========          ========          =========

See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                       YEAR ENDED
                                   --------------------------------------------------
                                   SEPTEMBER 30,        OCTOBER 2,         OCTOBER 3,
                                       2000                1999               1998
                                   -------------        ----------         ----------
Common stock:
  Balance, beginning of year          $ 16,914           $ 16,885           $ 16,873
  Stock options exercised                    6                 29                 12
                                      --------           --------           --------
    Balance, end of year              $ 16,920           $ 16,914           $ 16,885
                                      ========           ========           ========

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year          $ 38,314           $ 38,232           $ 38,200
  Stock options exercised                   13                 82                 32
                                      --------           --------           --------
    Balance, end of year              $ 38,327           $ 38,314           $ 38,232
                                      ========           ========           ========

RETAINED EARNINGS:
  Balance, beginning of year          $ 22,101           $ 14,143           $ 16,249
  Cash dividends declared               (2,030)            (2,028)            (2,026)
  Net earnings (loss)                    2,121              9,986                (80)
                                      --------           --------           --------
    Balance, end of year              $ 22,192           $ 22,101           $ 14,143
                                      ========           ========           ========

See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                   YEAR ENDED
                                                                                  -----------------------------------------------
                                                                                  SEPTEMBER 30,     OCTOBER 2,         OCTOBER 3,
                                                                                      2000             1999               1998
                                                                                  -------------     ----------         ----------
Cash Flows From Operating Activities:
    Net earnings (loss)                                                            $   2,121         $   9,986         $     (80)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities (net of effect of acquisitions):
            Depreciation and amortization                                             11,203             8,908             8,738
            Extraordinary loss                                                            --                --               408
            Loss (gain) on sale of assets                                                774               (75)           (4,575)
            Deferred income taxes                                                      1,139             1,732              (188)
            Net changes in assets and liabilities:
                Accounts receivable, net                                               3,862            (2,338)            2,365
                Inventories                                                            8,371            (4,168)           13,898
                Accounts payable and accrued expenses                                   (717)              217            (6,083)
                Other changes                                                         (2,238)             (554)               34
                                                                                   ---------         ---------         ----------
                    Total adjustments                                                 22,394             3,722            14,597
                                                                                   ---------         ---------         ----------
                        Net cash provided by operating activities                     24,515            13,708            14,517
                                                                                   ---------         ---------         ----------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:
                        Net cash provided by discontinued operating activities            --                --               366
                                                                                   ---------         ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (9,230)           (7,344)           (6,708)
    Acquisition of businesses and investments                                        (66,594)          (11,647)               --
    Payment of acquisition-related costs                                              (1,453)               --                --
    Purchases of short-term investments                                                   --            (1,875)               --
    Proceeds from (issuance of) notes receivable                                         173            (1,290)              222
    Proceeds from sale of property, plant and equipment                                3,016               316             8,858
                                                                                   ---------         ---------         ----------
                        Net cash provided by (used for) investing activities         (74,088)          (21,840)            2,372
                                                                                   ---------         ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                     197,458           106,435           107,132
    Principal payments on long-term debt                                            (139,275)          (95,981)         (123,062)
    Payment of debt issuance costs                                                    (4,196)               --                --
    Proceeds from exercise of stock options                                               19               111                44
    Cash dividends paid                                                               (2,030)           (2,028)           (2,026)
                                                                                   ---------         ---------         ----------
                        Net cash provided by (used for) financing activities          51,976             8,537           (17,912)
                                                                                   ---------         ---------         ----------

Net increase (decrease) in cash and cash equivalents                                   2,403               405              (657)
Cash and cash equivalents at beginning of period                                         827               422             1,079
                                                                                   ---------         ---------         ----------
Cash and cash equivalents at end of period                                         $   3,230         $     827         $     422
                                                                                   =========         =========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                   $   8,363         $   1,947         $   4,843
        Income taxes                                                                   2,261             3,723               596

See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED SEPTEMBER 30, 2000, OCTOBER 2, 1999 AND OCTOBER 3, 1998
               (Amounts in thousands, except for per share data)


(1)      DESCRIPTION OF BUSINESS

         Insteel Industries, Inc. ("Insteel" or "the Company") is one of the nation's largest manufacturers of wire products. The Company manufactures and markets concrete reinforcing products, industrial wire, nails, tire bead wire and galvanized products for a broad range of construction and industrial applications. Insteel is the parent holding company for two wholly-owned operating subsidiaries, Insteel Wire Products Company ("IWP") and Florida Wire and Cable, Inc. ("FWC").

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR. Effective October 1, 1997, the Company adopted a 52 or 53-week fiscal year ending on the Saturday closest to September 30. Fiscal years 2000, 1999 and 1998 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

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

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; land improvements, 5 - 15 years. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2000, 1999 or 1998.

         OTHER ASSETS. Other assets consist principally of goodwill, capitalized financing costs, investments in affiliated companies, long-term notes receivable, the cash surrender value of life insurance policies and various intangible assets. Investments in affiliated companies are accounted for using the equity method. Goodwill and other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line basis over the economic lives of the respective assets.

         LONG-LIVED ASSETS. Long-lived assets include property, plant and equipment, identifiable intangible assets and goodwill. Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred. An impairment loss is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts for cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying amount of long-term debt approximates its estimated fair value under the amended terms of the Company's senior secured credit facility (see Note 7 - Debt Facilities).

                (Amounts in thousands, except for per share data)


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

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS 133 in the first quarter of fiscal 2001 and the initial adoption of the pronouncement did not have a material impact on its results of operations or financial position.

(3)      EXTRAORDINARY LOSS - EARLY EXTINGUISHMENT OF DEBT

         In 1998, the Company retired its $10.0 million 8.25% senior secured notes due 2002, funding the prepayment under its revolving credit facility. The Company recorded an extraordinary loss of $408 after income taxes, or approximately 5 cents per share, related to the redemption premium and write-off of deferred financing costs.

(4)      INVESTMENT IN STRUCTURAL REINFORCEMENT PRODUCTS

         In January 1999, the Company acquired a 25% interest in Structural Reinforcement Products, Inc. ("SRP"), a manufacturer of welded wire fabric products for the construction industry. Under the terms of the purchase agreement, the Company acquired 25% of the common stock in SRP for $3.3 million. In addition, the Company provided SRP with $1.5 million of debt financing and $1.9 million of collateral to support its existing credit facility in assuming a proportionate share of SRP's debt-related obligations. The Company may be obligated to increase its investment for its equity position by up to $500 depending upon SRP's future performance.

         The Company is accounting for its investment in SRP on an equity basis and, accordingly, is including its share of SRP's earnings in its consolidated earnings. The Company recorded equity income of $140 in 2000 and an equity loss of $149 in 1999 in other expense on its consolidated statement of earnings.

(5)      ACQUISITION OF FLORIDA WIRE AND CABLE, INC.

         In January 2000, the Company acquired Florida Wire and Cable, Inc. ("FWC"), a manufacturer of PC strand and galvanized products. Under the terms of the purchase agreement, the Company acquired all of the outstanding stock of FWC for $66.6 million from GS Technologies Operating Co., Inc. ("GSTOC"), a subsidiary of GS Industries, Inc. ("GSI"). In addition, the Company entered into a five-year agreement with GSI under which GSI will supply FWC with a portion of its raw material requirements.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of FWC have been included in the consolidated financial statements since the date of the acquisition, January 31, 2000. The excess of cost over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

                (Amounts in thousands, except for per share data)


         A summary of the purchase price and the preliminary purchase price allocation based on the net assets as of January 31, 2000 is as follows:


                                 PURCHASE PRICE

Cash paid to GSTOC                                                              $ 66,600
Financial advisors, accounting, legal and other direct acquisition costs           1,453
                                                                                --------
    Total purchase price                                                        $ 68,053
                                                                                ========

                    PRELIMINARY ALLOCATION OF PURCHASE PRICE

Total purchase price                                                            $ 68,053
Less: net book value of tangible net assets acquired                             (34,368)
                                                                                --------
    Excess of cost over net book value of tangible net assets acquired            33,685

Adjustments to record assets and liabilities at fair market value:
    Inventories                                                                    1,021
    Property, plant and equipment                                                (14,830)
    Deferred tax assets                                                           (2,446)
    Accrued expenses                                                               2,404
    Other                                                                             11
                                                                                --------
        Total adjustments                                                        (13,840)

Goodwill                                                                        $ 19,845
                                                                                ========

         In connection with the acquisition of FWC, on January 31, 2000 the Company began the execution of its plans to relocate certain FWC administrative activities to the Company's headquarters, to terminate certain management and administrative support employees of FWC, and to exit certain facility leases. Additional purchase price liabilities have been recorded for approximately $1,999 for severance and other exit costs related to these plans. As of September 30, 2000, 58 employees have been terminated. The Company expects to finalize its plans for the termination of employees and reconfiguration of facilities within one year from the date of the FWC acquisition. Additional liabilities for severance, relocation, and other facility-related costs may result in an adjustment to purchase accounting.

         A reconciliation of activity with respect to these liabilities, which are included in accrued expenses on the consolidated balance sheet as of September 30, 2000, is as follows:

                                                                              OTHER EXIT
                                                                SEVERANCE        COSTS          TOTAL
                                                                ---------     ----------       -------
              Recognized as liabilities assumed
                and included in purchase price allocation        $ 1,857       $     142       $ 1,999
              Payments made/reserve utilized                      (1,117)           (140)       (1,257)
                                                                 -------       ----------      -------
                  Balance, end of year                           $   740       $       2       $   742
                                                                 =======       ==========      =======

         The following unaudited pro forma information has been prepared as if the acquisition had occurred as of the beginning of fiscal 1999:

                                                                      YEAR ENDED
                                                             ---------------------------
                                                             SEPTEMBER 30,    OCTOBER 2,
                                                                 2000            1999
                                                             -------------    ----------
                 Net sales                                     $346,636        $376,211
                 Net earnings                                     1,802           7,662
                 Earnings per share (basic and diluted)            0.21            0.91

                (Amounts in thousands, except for per share data)

         The foregoing unaudited pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the acquisition been consummated at the beginning of fiscal 1999, nor is it intended to be indicative of future results.

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

(7) DEBT FACILITIES

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

         At September 30, 2000, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constitutes an event of default. Pursuant to a waiver agreement, the default was waived through January 15, 2001. On January 12, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of the amendment, the maturity date of the credit facility was accelerated from January 31, 2005 to January 15, 2002. Additionally, the Company is subject to certain terms and conditions during fiscal 2001, including: (1) that it will maintain earnings before interest, taxes, depreciation and amortization ("EBITDA") at certain required levels; (2) that it will not make dividend payments or repurchase shares of the Company's common stock; and (3) that it will not allow capital expenditures to exceed $4.5 million. The Company has also agreed to permanent reductions in the revolving credit facility from $60.0 million to $50.0 million at January 12, 2001; to $45.0 million at October 1, 2001, and to $40.0 million at December 31, 2001. The amendment is expected to increase the Company's interest expense as a result of: (1) an increase in the applicable interest rates (from 9.62% as of September 30, 2000 to 10.75% as of January 12, 2001); (2) additional graduated fees payable to the lenders on certain dates if a refinancing of the credit facility is not completed prior to such dates, and (3) higher amortization expense related to capitalized financing costs due to the acceleration of the maturity date.

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of January 15, 2002. In the event that such efforts are unsuccessful, the Company would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

         Scheduled maturity dates and interest rates (as of September 30, 2000 and October 2, 1999) related to the Company's debt are as follows:

                                                                                            SEPTEMBER 30,      OCTOBER 2,
                                                               INTEREST RATE    MATURITY        2000              1999
                                                               -------------    --------    -------------      ----------
         Term loan                                                      9.62%     2002        $   69,000        $     --
         Revolving credit facility                              8.88% - 9.62%     2002            32,700          42,897
         Industrial revenue refunding bonds                     7.20% - 7.75%     2005             1,680           1,960
         Industrial development revenue refunding bonds                 4.30%     2003             1,020           1,360
         Mortgage note                                                                               600             600
                                                                                              ----------        --------
            Total long-term debt                                                                 105,000          46,817
         Less current maturities                                                                  10,120             620
                                                                                              ----------        --------
            Long-term debt, excluding current maturities                                      $   94,880        $ 46,197
                                                                                              ==========        ========

         Under the amended terms of the credit agreement, interest rates are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus an applicable interest rate margin. In addition,

                (Amounts in thousands, except for per share data)

a commitment fee is payable on the unused portion of the revolving credit facility. Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At September 30, 2000, approximately $9.2 million was available on the facility and $69.0 million was outstanding on the term loan. The senior secured facility is collateralized by all of the Company's assets.

         In April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's floating rate debt to a fixed rate of 10.58% based upon the interest rate margin that was applicable at September 30, 2000. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. As of September 30, 2000, the fair value of these swap agreements was ($978).

         Aggregate scheduled maturities of long-term debt (reflecting the amended terms of the senior secured credit facility) for the next five years are as follows: 2001, $10,120; 2002, $92,820; 2003, $620; 2004, $280; 2005, $280.
Capitalized financing costs associated with the senior secured facility were $4.3 million and are being amortized on a straight-line basis over the remaining term of the facility.

(8) SHAREHOLDERS' EQUITY

         Shares of common stock outstanding are as follows:

                                                              YEAR ENDED
                                              -------------------------------------------
                                              SEPTEMBER 30,    OCTOBER 2,      OCTOBER 3,
                                                  2000            1999            1998
                                              -------------    ----------      ----------
         Balance, beginning of year               8,457           8,443           8,437
         Stock options exercised                      3              14               6
                                                 ------          ------          ------
           Balance, end of year                   8,460           8,457           8,443
                                                 ======          ======          ======

(9) STOCK OPTION PLANS

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

         A summary of stock option activity follows:

                                                               EXERCISE PRICE PER SHARE
                                                            -------------------------------
                                            OPTIONS                                WEIGHTED
                                          OUTSTANDING             RANGE             AVERAGE
                                          -----------       ------------------     --------
      Balance, September 30, 1997              504          $  6.88 - $  10.68      $  8.71
        Granted                                232             4.69 -     7.31         5.49
        Exercised                               (6)            7.00 -     7.88         7.43
        Cancelled                             (104)            6.38 -    10.68         9.41
                                             -----
      Balance, October 3, 1998                 626             4.69 -    10.44         7.41
        Granted                                229             4.75 -     9.19         7.61
        Exercised                              (14)            4.69 -     8.94         7.58
        Cancelled                             (217)            4.69 -    10.44         8.85
                                             -----
      Balance, October 2, 1999                 624             4.69 -     9.19         6.98
        Granted                                225             5.25 -     8.38         6.52
        Exercised                               (3)            4.69 -     8.63         6.36
                                             -----
      Balance, September 30, 2000              846             4.69 -     9.19         6.86
                                             =====

                (Amounts in thousands, except for per share data)


         The weighted average characteristics of outstanding stock options at September 30, 2000 for various price ranges are as follows:

                                            OUTSTANDING OPTIONS             EXERCISABLE OPTIONS
                                  --------------------------------------    -------------------
                                                                WEIGHTED               WEIGHTED
                                               REMAINING        AVERAGE                AVERAGE
    RANGE OF EXERCISE PRICES      SHARES      LIFE (YEARS)        PRICE     SHARES       PRICE
    ------------------------      ------      ------------      --------    ------     --------
       $ 4.69  -  $ 5.25            240           9.0            $ 5.00        91       $ 4.85
         5.38  -    6.56            184           7.9              6.35       112         6.26
         7.00  -    7.56            150           5.6              7.31       136         7.29
         7.88  -    8.38            144           7.4              8.19        82         8.05
         8.50  -    9.19            128           7.4              9.03        78         8.97

         At September 30, 2000, 860 shares were available for future grants under the plans. Options exercisable were 499 at September 30, 2000 and 348 at October 2, 1999. The weighted average exercise price for these shares was $7.00 for 2000 and $7.12 for 1999.

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

                                                                                 YEAR ENDED
                                                              ---------------------------------------------
                                                              SEPTEMBER 30,      OCTOBER 2,      OCTOBER 3,
                                                                  2000              1999            1998
                                                              -------------      ----------      ----------
         Net earnings (loss) - as reported                       $  2,121         $  9,986        $   (80)
         Net earnings (loss) - pro forma                            1,823            9,763           (224)
         Basic net earnings (loss) per share - as reported           0.25             1.18          (0.01)
         Basic net earnings (loss) per share - pro forma             0.22             1.16          (0.03)
         Diluted net earnings (loss) per share - as reported         0.25             1.18          (0.01)
         Diluted net earnings (loss) per share - pro forma           0.21             1.15          (0.03)

         The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                                       YEAR ENDED
                                                      -----------------------------------------
                                                      SEPTEMBER 30,    OCTOBER 2,    OCTOBER 3,
                                                          2000            1999          1998
                                                      -------------    ----------    ----------
                    Expected life (in years)                5.0             5.0           5.0
                    Risk-free interest rate                 6.3%            5.4%          5.5%
                    Expected volatility                    0.50            0.40          0.30
                    Expected dividend yield                 3.0%            3.0%          3.0%


         The weighted average estimated fair values of options granted during 2000, 1999 and 1998 were $2.85, $2.75 and $1.61 per share, respectively.

         The above pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on net earnings and net earnings per share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to 1996.

                (Amounts in thousands, except for per share data)


(10) INCOME TAXES

         The provision for income taxes for continuing operations consists of:

                                                                      YEAR ENDED
                                                     ------------------------------------------
                                                     SEPTEMBER 30,    OCTOBER 2,     OCTOBER 3,
                                                         2000            1999           1998
                                                     -------------    ----------     ----------
         Current:
           Federal                                      $     60        $  3,488       $    373
           State                                             113             471             (5)
                                                        --------        --------       --------
                                                             173           3,959            368

         Deferred:
           Federal                                           967           1,569             10
           State                                             172             163           (198)
                                                        --------        --------       --------
                                                           1,139           1,732           (188)
                                                        --------        --------       --------
           Provision for income taxes                   $  1,312        $  5,691       $    180
                                                        ========        ========       ========

         The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate to the Company's earnings from continuing operations before taxes as a result of the following differences:

                                                                              YEAR ENDED
                                                               ----------------------------------------
                                                               SEPTEMBER 30,   OCTOBER 2,    OCTOBER 3,
                                                                   2000           1999          1998
                                                               -------------   ----------    ----------
    Provision for income taxes at federal statutory rate          $ 1,167        $ 5,409        $ 173
    State income taxes, net of federal income tax benefit              74            308           (3)
    Other, net                                                         71            (26)          10
                                                                  -------        -------        -----
        Provision for income taxes                                $ 1,312        $ 5,691        $ 180
                                                                  =======        =======        =====

         Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

                                                                               SEPTEMBER 30,     OCTOBER 2,
                                                                                   2000             1999
                                                                               -------------     ----------
         DEFERRED TAX ASSETS:
         Accrued expenses or asset reserves for financial statements not
             yet deductible for tax purposes                                     $   6,158        $  3,493
         Alternative minimum tax credit carryforwards                                  400             516
                                                                                 ---------        --------
                 Gross deferred tax assets                                           6,558           4,009

         DEFERRED TAX LIABILITIES:
         Plant and equipment principally due to differences in
             depreciation and capitalized interest                                 (10,844)         (9,426)
         Other reserves                                                                (11)           (399)
         Prepaid expenses for financial statements that were deducted for
             tax purposes                                                             (361)           (149)
                 Gross deferred tax liabilities                                    (11,216)         (9,974)
                                                                                 ---------        --------
                     Net deferred tax liability                                  $  (4,658)       $ (5,965)
                                                                                 =========        ========

         The Company has recorded a current deferred tax asset of $4,276 at September 30, 2000 and $1,769 at October 2, 1999 in prepaid expenses and other on its consolidated balance sheet.

(11) EMPLOYEE BENEFIT PLANS

         RETIREMENT PLANS. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware, ("the Delaware Plan"). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company's funding policy is to

                (Amounts in thousands, except for per share data)


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

         The following table provides a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at September 30, 2000 and October 2, 1999:

                                                                            INSTEEL PLAN                  DELAWARE PLAN
                                                                             YEAR ENDED                     YEAR ENDED
                                                                     -------------------------     ---------------------------
                                                                     SEPTEMBER 30,  OCTOBER 2,     SEPTEMBER 30,    OCTOBER 2,
                                                                          2000         1999             2000           1999
                                                                     -------------  ----------     -------------    ----------
    Change in benefit obligation:
        Benefit obligation at beginning of year                        $      --    $  (4,960)       $  (3,939)      $  (3,728)
        Service cost                                                          --           --              (58)            (97)
        Interest cost                                                         --         (316)            (250)           (240)
        Amendments                                                            --           --               (6)             --
        Actuarial gain (loss)                                                 --          (52)             273             (30)
        Effect of settlement                                                  --        5,328               --              --
        Benefits paid                                                         --           --              184             156
                                                                       ---------    ---------        ---------       ---------
            Benefit obligation at end of year                          $      --    $      --        $  (3,796)      $  (3,939)
                                                                       =========    =========        =========       =========

    CHANGE IN PLAN ASSETS:
        Fair value of plan assets at beginning of year                        --    $   5,168        $   3,080       $   2,806
        Change in assets from disclosure to beginning of year                 --         (216)              --              --
        Actual return on plan assets                                          --          312              743             398
        Employer contributions                                                --           64               33              32
        Effect of settlement                                                  --       (5,328)              --              --
        Benefits paid                                                         --           --             (184)           (156)
                                                                       ---------    ---------        ---------       ---------
            Fair value of plan assets at end of year                   $      --    $      --        $   3,672       $   3,080
                                                                       =========    =========        =========       =========

    RECONCILIATION OF FUNDED STATUS TO NET AMOUNT RECOGNIZED:
        Funded status                                                  $      --    $      --        $    (124)      $    (859)
        Unrecognized net loss                                                 --           --             (171)            (30)
        Unrecognized prior service cost                                       --           --               15              12
        Unrecognized transition obligation                                    --           --                6              18
                                                                       ---------    ---------        ---------       ---------
            Net amount recognized                                      $      --    $      --        $    (274)      $    (859)
                                                                       =========    =========        =========       =========

    AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSIST OF:
        Accrued benefit liability                                      $      --    $      --        $    (274)      $    (859)
                                                                       ---------    ---------        ---------       ---------
            Net amount recognized                                      $      --    $      --        $    (274)      $    (859)
                                                                       =========    =========        =========       =========

                (Amounts in thousands, except for per share data)


         Net periodic pension cost includes the following components:

                                                          INSTEEL PLAN                               DELAWARE PLAN
                                                           YEAR ENDED                                 YEAR ENDED
                                           --------------------------------------    ----------------------------------------
                                            SEPTEMBER 30,  OCTOBER 2,   OCTOBER 3,    SEPTEMBER 30,   OCTOBER 2,   OCTOBER 3,
                                                2000          1999         1998           2000           1999         1998
                                            -------------  ----------   ----------    -------------   ----------   ----------
Components of net periodic pension cost:
    Service cost                             $      --     $      --    $      --      $      58      $      97    $      93
    Interest cost                                   --           316          722            250            240          225
    Actual return on plan assets                    --          (312)        (776)          (743)          (398)         445
    Deferred asset loss (gain)                      --           (94)          (6)           508            178         (708)
    Amortization of prior service cost              --            --           25              3              3            3
    Amortization of transition asset                --           (49)         (79)            12             12           11
    Recognized net actuarial loss (gain)            --            10         (103)             3             52           (2)
    Curtailment gain                                --            --       (1,200)            --             --           --
    Settlement loss                                 --           401           --             --             --           --
                                             ---------     ---------    ---------      ---------      ---------    ---------
        Net periodic pension cost            $      --     $     272    $  (1,417)     $      91      $     184    $      67
                                             =========     =========    =========      =========      =========    =========


The assumptions used for the calculations for both plans are as follows:

                                                                           YEAR ENDED
                                                        -------------------------------------------------
                                                        SEPTEMBER 30,      OCTOBER 2,          OCTOBER 3,
                                                             2000             1999                1998
                                                        -------------      ----------          ----------
        Assumptions at year-end:
         Discount rate                                      7.0%           5.9% - 6.5%         5.9% - 6.5%
         Rate of increase in compensation levels            N/A                   N/A                 5.0%
         Expected long-term rate of return on assets        8.0%                  8.0%                8.0%

         PROFIT-SHARING AND INCENTIVE PLANS. The Company has a profit-sharing plan and various incentive plans covering substantially all hourly and salary employees. Profit-sharing and incentive plan expense was $2,775 in 2000, $3,955 in 1999 and $826 in 1998.

         RETIREMENT SAVINGS PLAN. In 1996, the Company adopted the Retirement Savings Plan of Insteel Industries, Inc. ("the Plan") to provide retirement benefits and stock ownership for its employees. The Plan is an amendment and restatement of the Company's Employee Stock Ownership Plan ("ESOP"). As allowed under Sections 401(a) and 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary deductions for eligible employees.

         Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. For 2000, the Company provided a matching contribution of 50% of the first 5% of employee compensation paid to the Plan. In addition, the Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their compensation to the total compensation of all participants. Company contributions to the Plan were $400 in 2000, $405 in 1999 and $496 in 1998.

         SUPPLEMENTAL RETIREMENT PLAN. The Company has a supplemental retirement plan for certain employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is funded by life insurance policies on the participants purchased by the Company. Supplemental retirement plan expense was $66 in 2000, $52 in 1999 and $37 in 1998.

         VEBA. The Company has a Voluntary Employee Beneficiary Association ("VEBA"). Under the plan, both employees and the Company may make contributions to pay for medical benefits. Company contributions to the VEBA were $1,000 in 2000, $410 in 1999 and $0 in 1998.

                (Amounts in thousands, except for per share data)


(12) COMMITMENTS AND CONTINGENCIES

         LEASES. The Company leases a portion of its property, plant and equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $1,330 in 2000, $643 in 1999 and $932 in 1998. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2001, $1,362; 2002, $829; 2003, $642; 2004, $405; 2005, $380; beyond, $2,153.

         LEGAL PROCEEDINGS. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. Management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

(13) EARNINGS PER SHARE

         The reconciliation of basic and diluted EPS as required under SFAS No. 128 is as follows:

                                                                                       YEAR ENDED
                                                                     ---------------------------------------------
                                                                     SEPTEMBER 30,     OCTOBER 2,       OCTOBER 3,
                                                                         2000             1999             1998
                                                                     -------------     ----------       ----------
         Earnings before extraordinary loss                            $   2,121        $   9,986        $     328
         Extraordinary loss                                                   --               --             (408)
                                                                       ---------        ---------        ---------
             Net earnings (loss)                                       $   2,121        $   9,986        $     (80)
                                                                       =========        =========        =========

         Weighted average shares outstanding:
             Weighted average shares outstanding (basic)                   8,460            8,449            8,442
             Dilutive effect of stock options                                 49               38               --
                                                                       ---------        ---------        ---------
              Weighted average shares outstanding (diluted)                8,509            8,487            8,442
                                                                       =========        =========        =========

         Earnings (loss) per share (basic and diluted):
             Earnings before extraordinary loss                        $    0.25        $    1.18        $    0.04
             Extraordinary loss                                               --               --            (0.05)
                                                                       ---------        ---------        ---------
                 Net earnings (loss)                                   $    0.25        $    1.18        $   (0.01)
                                                                       =========        =========        =========

         Options to purchase 391 shares in 2000, 273 shares in 1999 and 523 shares in 1998 were antidilutive and were not included in the diluted EPS computation.

(14) BUSINESS SEGMENT INFORMATION

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

         There were no customers that accounted for 10% or more of the Company's net sales in 2000 and 1999. One customer accounted for 11% of the Company's net sales in 1998.

(15) RELATED PARTY TRANSACTIONS

         In September 1998, the Company entered into a Conversion Agreement with SRP, an affiliated company, whereby SRP will produce welded wire fabric for the Company for a specified conversion fee. The Company paid SRP approximately $2.3 million in 2000 and $1.6 million in 1999 for the services provided under this agreement.

                (Amounts in thousands, except for per share data)


(16) OTHER FINANCIAL DATA

         Balance sheet information:

                                                             SEPTEMBER 30,       OCTOBER 2,
                                                                  2000              1999
                                                             -------------       ----------
         Accounts receivable, net:
             Accounts receivable                              $   43,974         $   31,429
             Less allowance for doubtful accounts                 (1,360)              (375)
                                                              ----------         ----------
                 Total                                        $   42,614         $   31,054
                                                              ==========         ==========

         Inventories:
             Raw materials                                    $   21,010         $   20,414
             Supplies                                              2,276              2,601
             Work in process                                       2,449              1,578
             Finished goods                                       22,740             11,767
                                                              ----------         ----------
                 Total                                        $   48,475         $   36,360
                                                              ==========         ==========

         Other assets:
             Goodwill                                         $   19,845         $       --
             Less accumulated amortization                          (838)                --
                                                              ----------         ----------
                 Goodwill, net                                    19,007                 --
             Capitalized financing costs, net                      3,717                238
             Equity investment                                     3,241              3,101
             Other                                                 7,794              7,775
                                                              ----------         ----------
                 Total                                        $   33,759         $   11,114
                                                              ==========         ==========

         Property, plant and equipment, net:
             Land and land improvements                       $    7,550         $    5,360
             Buildings                                            48,148             38,741
             Machinery and equipment                             114,972            102,829
             Construction in progress                              4,692              3,021
                                                              ----------         ----------
                                                                 175,362            149,951
             Less accumulated depreciation                       (65,171)           (64,422)
                                                              ----------         ----------
                 Total                                        $  110,191         $   85,529
                                                              ==========         ==========

                              REPORT OF MANAGEMENT


The management of Insteel Industries, Inc. is responsible for preparing the consolidated financial statements and all related financial information that appears in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that assets are safeguarded, and that transactions are properly executed and recorded in accordance with management's authorization and are properly recorded and reported in the financial statements.

Arthur Andersen LLP audits the Company's financial statements in accordance with auditing standards generally accepted in the United States and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations.

The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with management, the Company's internal auditor, and the independent public accountants to review internal accounting controls and accounting, auditing, and financial reporting matters. Both Arthur Andersen LLP and the internal auditor have unrestricted access to the Audit Committee.


H. O. WOLTZ III                            MICHAEL C. GAZMARIAN
-------------------------------------      -------------------------------------
H. O. WOLTZ III                            MICHAEL C. GAZMARIAN
President and Chief Executive Officer      Chief Financial Officer and Treasurer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries as of September 30, 2000 and October 2, 1999 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years ended September 30, 2000, October 2, 1999 and October 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 30, 2000 and October 2, 1999, and the results of their operations and their cash flows for each of the years ended September 30, 2000, October 2, 1999 and October 3, 1998 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 13, 2000,
except for Note 7,
as to which the date is
January 12, 2001.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED SEPTEMBER 30, 2000, OCTOBER 2, 1999 AND OCTOBER 3, 1998

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED
                                              ----------------------------------------------
                                              SEPTEMBER 30,     OCTOBER 2,        OCTOBER 3,
                                                   2000            1999              1998
                                              -------------     ----------        ----------
         Balance, beginning of year             $     375        $     225        $     242
         Additions charged to earnings                458              150               19
         Additions from acquisition                   524               --               --
         Accounts collected, net                        3               --               --
                                                ---------        ---------        ---------
             Balance, end of year               $   1,360        $     375        $     225
                                                =========        =========        =========

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 30, 2000 and October 2, 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years ended September 30, 2000, October 2, 1999 and October 3, 1998, and have issued our report thereon dated October 13, 2000, except for Note 7, as to which the date is January 12, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 13, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information with respect to directors and nominees required for this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is herein incorporated by reference.

         Information on executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required for this item appears under the caption "Executive Compensation""in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required for this item appears under the caption "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required for this item appears under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is herein incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)(1) FINANCIAL STATEMENTS

         The financial statements as set forth under Item 8 are filed as part of this report.

         (A)(2) FINANCIAL STATEMENT SCHEDULES

         Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 28 of this report.

         All other schedules have been omitted because they are either not required or not applicable.

         (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000

         (C) EXHIBITS
         See exhibit index on page 32.

         (D) FINANCIAL STATEMENT SCHEDULES
         See Item 14 (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INSTEEL INDUSTRIES, INC.

Dated:  January 12, 2001             By:  H. O. WOLTZ III
                                          -------------------------------------
                                          H. O. WOLTZ III
                                          Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 12, 2001 below by the following persons on behalf of the registrant and in the capacities indicated:

      Name and Signature                                      Position(s)
-----------------------------               -------------------------------------------------


HOWARD O. WOLTZ, JR.                        Chairman of the Board
-----------------------------
HOWARD O. WOLTZ, JR.


H. O. WOLTZ III                             President, Chief Executive Officer and a Director
-----------------------------
H. O. WOLTZ III


MICHAEL C. GAZMARIAN                        Chief Financial Officer and Treasurer (Principal
-----------------------------               Financial and Accounting Officer)
MICHAEL C. GAZMARIAN


LOUIS E. HANNEN                             Director
-----------------------------
LOUIS E. HANNEN


FRANCES H. JOHNSON                          Director
-----------------------------
FRANCES H. JOHNSON


CHARLES B. NEWSOME                          Director
-----------------------------
CHARLES B. NEWSOME


GARY L. PECHOTA                             Director
-----------------------------
GARY L. PECHOTA


W. ALLEN ROGERS II                          Director
-----------------------------
W. ALLEN ROGERS II


WILLIAM J. SHIELDS                          Director
-----------------------------
WILLIAM J. SHIELDS


C. RICHARD VAUGHN                           Director
-----------------------------
C. RICHARD VAUGHN

                                  EXHIBIT INDEX
                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                               SEPTEMBER 30, 2000

EXHIBIT
 NUMBER                                                           DESCRIPTION
-------                                                           -----------
3-                             ARTICLES OF INCORPORATION AND BYLAWS
                      3.1      Restated articles of incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated May
                               3, 1988).
                      3.2      Bylaws of the Company (as last amended April 26, 1999) (incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on
                               Form 10-Q for the quarter ended April 3, 1999).
                      3.3      Articles of Amendment to the restated articles of incorporation of the Company
                               (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on
                               Form 10-Q for the quarter ended April 3, 1999).
4-                             INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
               ++++   4.1      Credit Agreement by and among Insteel Industries,  Inc., as borrower, Bank of
                               America, N.A., as Administrative Agent and as Lender, and The Lenders Party
                               Hereto From Time to Time dated January 31, 2000 providing for a $80,000,000 term loan and a $60,000,000 revolving credit loan, including Forms of Facility
                               Guaranty, Security Agreement, Intellectual Property Security Agreement and
                               Pledge Agreement.
                      4.1(a)   Amendment  Agreement No. 1 dated January 12, 2001 to Credit Agreement  between
                               Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31,
                               2000. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
                      4.2      Articles IV and VI of the Company's restated articles of incorporation, which are incorporated herein by reference to Exhibit 3.3.
                      4.3      Article 2, Section 8, of the registrant's bylaws, which is incorporated herein by reference to Exhibit 3.2.
                      4.4      Rights Agreement dated April 27, 1999 between Insteel Industries, Inc. and First
                               Union National Bank (incorporated by reference to Exhibit 99.1 to the Company's
                               Registration Statement on Form 8-A filed with the Securities and Exchange
                               Commission on May 7, 1999).
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

                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                               SEPTEMBER 30, 2000

EXHIBIT
 NUMBER                                                           DESCRIPTION
-------                                                           -----------
                  #  4.25      Refunding Agreement between Industrial Development Authority of the City of
                               Fredericksburg, Virginia ("Issuer") and Insteel Industries, Inc., and
                               Rappahannock Wire Company (since renamed Insteel Wire Products Company)
                               (together, the "Companies"), dated as of September 1, 1990 pursuant to which the
                               Issuer agreed to loan the proceeds from its $4,205,000 Industrial Development
                               First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock
                               Wire Company Project), Series of 1990 to the Companies and the Companies agreed to repay such loan to the Issuer.
                 ##  4.41      Amended and Restated Credit Agreement between First Union National Bank of North
                               Carolina and Insteel Industries, Inc. dated January 26, 1996 providing for a
                               $35,000,000 revolving line of credit and a $17,500,000 letter of credit and banker's acceptance facility.
                ***  4.42      First Amendment dated April 11, 1997 to Amended and Restated Credit Agreement
                               between First Union National Bank of North Carolina and Insteel Industries, Inc.
                               dated January 26, 1996.
                ***  4.43      Second Amendment dated April 30, 1997 to Amended and Restated Credit Agreement
                               between First Union National Bank of North Carolina and Insteel Industries, Inc.
                               dated January 26, 1996.
                +++  4.44      Third Amendment dated November 17, 1997 to Amended and Restated Credit Agreement
                               between First Union National Bank of North Carolina and Insteel Industries, Inc.
                               dated January 26, 1996.
                ###  4.45      Fourth Amendment dated January 6, 1998 to Amended and Restated Credit Agreement
                               between First Union National Bank of North Carolina and Insteel Industries, Inc.
                               dated January 26, 1996.
                ###  4.46      Fifth Amendment dated March 27, 1998 to Amended and Restated Credit Agreement between
                               First Union National Bank of North Carolina and Insteel Industries, Inc. dated
                               January 26, 1996.
                ###  4.47      Sixth Amendment dated August 7, 1998 to Amended and Restated Credit Agreement between
                               First Union National Bank of North Carolina and Insteel Industries, Inc. dated
                               January 26, 1996.
                ###  4.48      Seventh Amendment dated October 27, 1998 to Amended and Restated Credit Agreement
                               between First Union National Bank of North Carolina and Insteel Industries, Inc.
                               dated January 26, 1996.
               ****  4.49      Eighth Amendment dated April 6, 1999 to Amended and Restated Credit Agreement between
                               First Union National Bank of North Carolina and Insteel Industries, Inc. dated January 26,
                               1996.
                               UNDERTAKING: The Company agrees to file upon request of the Commission any instrument with respect to long-term debt not registered for which the total amount authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10-                            MATERIAL CONTRACTS
               ++++  10.1      Stock Purchase Agreement between GS Technologies Operating Co., Inc., and Insteel
                               Industries, Inc. dated November 19, 1999.
               ++++  10.2      Rod Supply Agreement by and between GS Industries, Inc., and Florida Wire and Cable,
                               Inc. dated November 19, 1999.
                  +  10.5      Employee Stock Ownership Plan of Insteel Industries, Inc., including Employee Stock
                               Ownership Plan Trust Agreement.

                                       TO
     ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC., FOR YEAR ENDED
                               SEPTEMBER 30, 2000


EXHIBIT
 NUMBER                                                           DESCRIPTION
-------                                                           -----------
                      10.6     1990 Director Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to the exhibit of the same number contained in the Company's Annual
                               Report on Form 10-K for the year ended September 30, 1991).
                 **   10.7     Profit Sharing Plan of Insteel Wire Products Company.
                 **   10.8     Profit Sharing Plan of Insteel Industries, Inc.
                 ++   10.9     1994 Employee Stock Option Plan of Insteel Industries, Inc.
                     10.11     Nonqualified Stock Option Plan (incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form
                               10-K for the year ended September 30, 1995).
                ###  10.12     1994 Director Stock Option Plan of Insteel Industries, Inc. as Amended and
                               Restated Effective as of April 28, 1998.
                +++  10.21     Insteel Industries, Inc. Return on Capital Incentive Compensation Plan for Key
                               Members of Management
                +++  10.22     1997 Declaration of Amendment to Insteel Industries, Inc. Return on Capital
                               Incentive Compensation Plan for Key Members of Management
                +++  10.30     Insteel Industries, Inc. Director Compensation Plan
               ****  10.50     Stock Purchase Agreement dated January 15, 1999 between H.A. Schlatter,
                               Quilni B.V., Structural Reinforcement Products, Inc. and Insteel Industries, Inc.
               ****  10.51     Asset Purchase Agreement dated April 6, 1999 between Insteel Industries, Inc. and
                               Northwestern Steel and Wire Company and Northwestern Steel and Wire Company -
                               Kentucky.
21-                            List of Subsidiaries of Insteel Industries, Inc., at September 30, 2000.
23-                            Consents of Experts and Counsel: Independent Auditors' Consent.
                      23.1     Consent of Arthur Andersen LLP
27-                            Financial Data Schedule (for SEC use only)

*                              Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended September 30, 1988.
+                              Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended September 30, 1989.
#                              Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended September 30, 1990.
**                             Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended September 30, 1993.
++                             Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended September 30, 1994.
##                             Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended September 30, 1996.
***                            Incorporated by reference to the exhibit of the same number contained in the
                               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
+++                            Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended September 30, 1997.
###                            Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended October 3, 1998.
****                           Incorporated by reference to the exhibit of the same number contained in the
                               Company's Annual Report on Form 10-K for the year ended October 2, 1999.
++++                           Incorporated by reference to the exhibit of the same number contained in the
                               Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2000.