Form 10-Q
period 2000-12-30
INSTEEL INDUSTRIES INC
filed 2001-02-13
CIK 764401

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000

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

                       Yes [X]                   No [ ]

         The number of shares outstanding of the registrant's common stock as of February 12, 2001 was 8,460,187.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                            DECEMBER 30,       SEPTEMBER 30,
                                                                2000               2000
                                                            ------------       -------------
ASSETS
Current assets:
    Cash and cash equivalents                                 $   3,423           $   3,230
    Accounts receivable, net                                     33,659              42,614
    Inventories                                                  44,555              48,475
    Prepaid expenses and other                                    7,088               7,179
                                                              ---------           ---------
        Total current assets                                     88,725             101,498
Property, plant and equipment, net                              108,315             110,191
Other assets                                                     33,062              33,759
                                                              ---------           ---------
        Total assets                                          $ 230,102           $ 245,448
                                                              =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $  30,074           $  43,466
    Accrued expenses                                              8,214               9,576
    Current portion of long-term debt                            10,620              10,120
                                                              ---------           ---------
        Total current liabilities                                48,908              63,162
Long-term debt                                                   99,500              94,880
Deferred income taxes                                             6,780               8,934
Other liabilities                                                 1,035               1,033
Shareholders' equity:
    Common stock                                                 16,920              16,920
    Additional paid-in capital                                   38,327              38,327
    Retained earnings                                            18,632              22,192
                                                              ---------           ---------
        Total shareholders' equity                               73,879              77,439
                                                              ---------           ---------
        Total liabilities and shareholders' equity            $ 230,102           $ 245,448
                                                              =========           =========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                             -------------------------------
                                                             DECEMBER 30,         JANUARY 1,
                                                                 2000                2000
                                                             ------------         ----------
Net sales                                                     $  68,939           $  58,571
Cost of sales                                                    66,024              52,454
                                                              ---------           ---------
    Gross profit                                                  2,915               6,117
Selling, general and administrative expense                       5,435               4,095
                                                              ---------           ---------
    Operating income (loss)                                      (2,520)              2,022
Interest expense                                                  3,387                 750
Other income                                                       (194)               (110)
                                                              ---------           ---------
    Earnings (loss) before income taxes                          (5,713)              1,382
Provision (benefit) for income taxes                             (2,153)                532
                                                              ---------           ---------

    Net earnings (loss)                                       $  (3,560)          $     850
                                                              =========           =========

    Weighted average shares outstanding (basic)                   8,460               8,458
                                                              =========           =========

    Net earnings (loss) per share (basic and diluted)         $   (0.42)          $    0.10
                                                              =========           =========

    Dividends paid per share                                  $      --           $    0.06
                                                              =========           =========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                           ---------------------------------
                                                                                           DECEMBER 30,           JANUARY 1,
                                                                                               2000                  2000
                                                                                           ------------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                                     $  (3,560)            $     850
    Adjustments to reconcile net earnings (loss) to
        net cash provided by (used for) operating activities:
            Depreciation and amortization                                                       3,292                 2,295
            Gain on sale of assets                                                                (32)                  (21)
            Deferred income taxes                                                              (2,153)                  148
            Net changes in assets and liabilities:
                Accounts receivable, net                                                        8,973                 9,815
                Inventories                                                                     3,920                (4,172)
                Accounts payable and accrued expenses                                         (14,741)               (8,634)
                Other changes                                                                       2                  (172)
                                                                                            ---------             ---------
                    Total adjustments                                                            (739)                 (741)
                                                                                            ---------             ---------
                        Net cash provided by (used for) operating activities                   (4,299)                  109
                                                                                            ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                         (657)               (2,760)
    Payment of acquisition-related costs                                                           --                  (476)
    Proceeds from (issuance of) notes receivable                                                  (18)                  136
    Proceeds from sale of property, plant and equipment                                            47                    85
                                                                                            ---------             ---------
                        Net cash used for investing activities                                   (628)               (3,015)
                                                                                            ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                               39,600                25,500
    Principal payments on long-term debt                                                      (34,480)              (21,527)
    Payment of debt issuance costs                                                                 --                  (521)
    Proceeds from exercise of stock options                                                        --                    19
    Cash dividends paid                                                                            --                  (507)
                                                                                            ---------             ---------
                        Net cash provided by financing activities                               5,120                 2,964
                                                                                            ---------             ---------

Net increase in cash                                                                              193                    58
Cash and cash equivalents at beginning of period                                                3,230                   827
                                                                                            ---------             ---------
Cash and cash equivalents at end of period                                                  $   3,423             $     885
                                                                                            =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                            $   3,068             $     638
        Income taxes                                                                                5                   531

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

         The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

(2) INVENTORIES

                                                                     DECEMBER 30,       SEPTEMBER 30,
         (Amounts in thousands)                                          2000               2000
                                                                     ------------       -------------
         Raw materials                                                 $ 15,060           $ 21,010
         Supplies                                                         2,072              2,276
         Work in process                                                  2,314              2,449
         Finished goods                                                  25,109             22,740
                                                                       --------           --------
             Total inventories                                         $ 44,555           $ 48,475
                                                                       ========           ========

(3) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                                            THREE MONTHS ENDED
                                                                     --------------------------------
                                                                     DECEMBER 30,        JANUARY 1,
         (Amounts in thousands, except per share data)                   2000               2000
                                                                     ------------       -------------
         Net earnings (loss)                                           $ (3,560)          $    850
                                                                       ========           ========

         Weighted average shares outstanding:
             Weighted average shares outstanding (basic)                  8,560              8,458
             Dilutive effect of stock options                                --                109
                                                                       --------           --------
                 Weighted average shares outstanding (diluted)            8,560              8,567
                                                                       ========           ========

         Net earnings (loss) per share (basic and diluted)             $  (0.42)          $   0.10
                                                                       ========           ========

         Options to purchase 846,000 shares and 129,000 shares for the three months ended December 30, 2000 and January 1, 2000, respectively, were antidilutive and were not included in the diluted EPS computation.

(4) ACQUISITION OF FLORIDA WIRE AND CABLE, INC.

         In January 2000, the Company acquired Florida Wire and Cable, Inc. ("FWC"), a manufacturer of prestressed concrete strand ("PC strand") and galvanized products. Under the terms of the purchase agreement, the Company acquired all of the outstanding stock of FWC for $66.6 million from GS Technologies Operating Co., Inc., a subsidiary of GS Industries, Inc. ("GSI"). In addition, the Company entered into a five-year agreement with GSI under which GSI will supply FWC with a portion of its raw material requirements.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of FWC have been included in the consolidated financial statements since the date of the acquisition, January 31, 2000. The excess of cost over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In connection with the completion of the Company's operating plans for FWC, further adjustments may be made to the purchase accounting and purchase price allocation. These adjustments are expected to be finalized in the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as "expects," "plans," "believes," "will," "estimates," "intends," and other words of similar meaning that do not relate strictly to historical or current facts. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact the Company's operating costs; continuation of good labor relations; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the financial impact of the acquisition of FWC, the Hickman, Kentucky manufacturing facility and the 25% interest in SRP; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire and increase the operating volumes of the Fredericksburg, Virginia manufacturing facility; the failure of the Company to receive regular and substantial orders for its new products; the Company's ability to avoid events of default with respect to its indebtedness, particularly under its senior secured credit facility, as amended; and the Company's ability to refinance its current indebtedness on favorable terms.

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                                                    THREE MONTHS ENDED
                                                                     ----------------------------------------------
                                                                     DECEMBER 30,                       JANUARY 1,
                                                                         2000              CHANGE          2000
                                                                     ------------          ------       -----------
         Net sales                                                     $ 68,939              18%          $ 58,571
         Gross profit                                                     2,915             (52)%            6,117
             Percentage of net sales                                        4.2%                              10.4%
         Selling, general and administrative expense                   $  5,435              33%          $  4,095
             Percentage of net sales                                        7.9%                               7.0%
         Operating income (loss)                                       $ (2,520)           (225)%         $  2,022
             Percentage of net sales                                       (3.7)%                              3.5%
         Interest expense                                              $  3,387             352%          $    750
             Percentage of net sales                                        4.9%                               1.3%
         Effective income tax rate                                         37.7%                              38.5%
         Net earnings (loss)                                           $ (3,560)            N/M           $    850
             Percentage of net sales                                       (5.2)%                              1.5%

         Net sales for the first quarter increased 18% to $68.9 million from $58.6 million in the prior year period due to the revenues contributed by Florida Wire and Cable, Inc. ("FWC"), which was acquired in January 2000. On a comparable basis, excluding the revenues of FWC, sales decreased 15% as a result of severe weather conditions and lower than planned shipments in certain markets together with competitive pricing pressures. Sales of concrete reinforcing products rose 36% due to the additional PC strand revenues contributed by FWC, while sales of industrial wire, nails and tire bead wire fell 31%. The reduction in industrial wire sales was primarily due to changes in the Company's operating strategy that were completed late in the year-ago quarter with the closure of the Gallatin, TN plant together with soft market conditions. Nail sales fell due to pricing erosion and lower shipments resulting from inventory reduction initiatives by the Company's customers. Sales of tire bead wire remained at reduced levels due to the previous performance problems that were resolved during the fourth quarter of 2000.

         Gross profit for the first quarter decreased to $2.9 million, or 4.2% of sales compared with $6.1 million, or 10.4% of sales in the prior year. Lower than expected shipments, compressed spreads between selling values and raw material costs for certain product lines, and unfavorable costs relative to the reduced operating volumes more than offset the additional gross profit contribution of FWC.

         Selling, general and administrative expense rose 33% for the first quarter, increasing as a percentage of sales to 7.9% from 7.0% in the prior year. The increase was primarily due to the incremental expenses associated with FWC.

         Interest expense for the first quarter rose to $3.4 million from $750,000 a year ago due to the higher borrowing levels principally related to the acquisition of FWC and higher interest rates and fees associated with the Company's senior secured credit facility.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                                                THREE MONTHS ENDED
                                                                                         ----------------------------------
                                                                                          DECEMBER 30,          JANUARY 1,
                                                                                              2000                  2000
                                                                                         -------------          -----------
         Net cash provided by (used for) operating activities                              $   (4,299)           $      109
         Net cash used for investing activities                                                  (628)               (3,015)
         Net cash provided by financing activities                                              5,120                 2,964
         Total long-term debt                                                                 110,120                50,790
             Percentage of total capital                                                           60%                   40%
         Shareholders' equity                                                              $   73,879            $   77,691
             Percentage of total capital                                                           40%                   60%
         Total capital (total long-term debt + shareholders' equity)                       $  183,999            $  128,481

         Operating activities used $4.3 million of cash for the first quarter while providing $109,000 a year ago. The year-to-year change was primarily due to the current year loss of $3.6 million compared with net earnings of $850,000 in the prior year. Depreciation and amortization rose by $1.0 million, or 43%, due to goodwill amortization associated with the FWC acquisition together with the amortization of capitalized financing costs related to the Company's senior secured credit facility. Inventories declined in the current year compared with the year-ago increase that was in anticipation of rising raw material prices and the potential unfavorable impact of trade actions filed by domestic rod producers. Cash used to reduce accounts payable and accrued expenses rose by $6.1 million in the current year as a result of lower purchasing levels and the decrease in inventories.

         Investing activities consumed $628,000 of cash for the first quarter compared with $3.0 million a year ago. The decrease was principally due to capital expenditures related to the tire bead wire expansion and costs associated with the acquisition of FWC in the prior year period.

         Financing activities provided $5.1 million of cash for the first quarter compared with $3.0 million a year ago. The increase in financing requirements was primarily related to the operating cash deficit in the current year.

         In April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's floating rate debt to a fixed rate of 10.58% based upon the interest rate margin that was applicable at December 30, 2000. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense.

         The Company's total debt to capital ratio increased to 60% at December 30, 2001 compared with 40% at January 1, 2000 primarily due to the additional debt associated with the acquisition of FWC in January 2000.

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

         At September 30, 2000, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. Pursuant to a waiver agreement, the default was waived through January 15, 2001. On January 12, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of the amendment, the maturity date of the credit facility was accelerated from January 31, 2005 to January 15, 2002. Additionally, the Company is subject to certain terms and conditions during fiscal 2001, including: (1) that it will maintain earnings before interest, taxes, depreciation and amortization ("EBITDA") at certain required levels; (2) that it will not make dividend payments or repurchase shares of the Company's common stock; and (3) that it will not allow capital expenditures to exceed $4.5 million. The Company has also agreed to permanent reductions in the revolving credit facility from $60.0 million to $50.0 million at January 12, 2001; to $45.0 million at October 1, 2001, and to $40.0 million at December 31, 2001. The amendment is expected to increase the Company's interest expense as a result of: (1) an increase in the applicable interest rates (from 9.62% as of September 30, 2000 to 10.75% as of January 12, 2001); (2) additional graduated fees payable to the lenders on certain dates if a refinancing of the credit facility is not completed prior to such dates, and (3) higher amortization expense related to capitalized financing costs due to the acceleration of the maturity date.

         Under the amended terms of the credit agreement, interest rates are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus an applicable interest rate margin. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At December 30, 2000, approximately $3.6 million was available on the facility and $67.0 million was outstanding on the term loan. The senior secured facility is collateralized by all of the Company's assets.

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

         In view of the Company's recent financial performance, it is pursuing a range of initiatives to reduce operating costs and debt. During the first quarter, the Company completed the reconfiguration of certain of its manufacturing facilities and business operations in order to boost productivity levels and reduce operating costs. The actions are expected to begin having a favorable impact on the Company's financial results beginning in the second quarter. The Company anticipates that the suspension of its cash dividend, curtailment of capital outlays and improved management of working capital will facilitate reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for the remainder of 2001 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements").

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

                  None.

b.       Reports of Form 8-K

                  The Company filed a report on Form 8-K, dated November 10, 2000. The Item reported was "Item 5. Other Events."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INSTEEL INDUSTRIES, INC.
                                      ------------------------------------------
                                      Registrant



Date: February 12, 2001          By:  /s/ H.O. Woltz III
                                      ------------------------------------------
                                          H.O. Woltz III
                                          President and Chief Executive Officer



Date: February 12, 2001          By:  /s/ Michael C. Gazmarian
                                      ------------------------------------------
                                          Michael C. Gazmarian
                                          Chief Financial Officer and Treasurer