Form 10-Q
period 2001-03-31
INSTEEL INDUSTRIES INC
filed 2001-05-21
CIK 764401

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                       Yes [X]                        No [ ]

         The number of shares outstanding of the registrant's common stock as of May 18, 2001 was 8,460,187.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                          MARCH 31,       SEPTEMBER 30,
                                                             2001             2000
                                                          ---------         --------
ASSETS
Current assets:
    Cash and cash equivalents                             $     371         $  3,230
    Accounts receivable, net                                 41,005           42,614
    Inventories                                              46,316           48,475
    Prepaid expenses and other                                7,180            7,179
                                                          ---------         --------
        Total current assets                                 94,872          101,498
Property, plant and equipment, net                          106,648          110,191
Other assets                                                 31,641           33,759
                                                          ---------         --------
        Total assets                                      $ 233,161         $245,448
                                                          =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $  38,366         $ 43,466
    Accrued expenses                                          7,354            9,576
    Current portion of long-term debt                         7,370           10,120
                                                          ---------         --------
        Total current liabilities                            53,090           63,162
Long-term debt                                              104,680           94,880
Deferred income taxes                                         3,314            8,934
Other liabilities                                             4,559            1,033
Shareholders' equity:
    Common stock                                             16,920           16,920
    Additional paid-in capital                               38,327           38,327
    Retained earnings                                        14,444           22,192
    Accumulated other comprehensive loss                     (2,173)              --
                                                          ---------         --------
        Total shareholders' equity                           67,518           77,439
                                                          ---------         --------
        Total liabilities and shareholders' equity        $ 233,161         $245,448
                                                          =========         ========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       ---------------------------        ---------------------------
                                                       MARCH 31,         APRIL 1,         MARCH 31,         APRIL 1,
                                                          2001             2000              2001              2000
                                                       ---------         ---------        ---------         ---------

Net sales                                              $  70,834         $  78,822        $ 139,773         $ 137,393
Cost of sales                                             67,756            69,528          133,780           121,982
                                                       ---------         ---------        ---------         ---------
    Gross profit                                           3,078             9,294            5,993            15,411
Selling, general and administrative expense                4,863             4,827           10,298             8,922
                                                       ---------         ---------        ---------         ---------
    Operating income (loss)                               (1,785)            4,467           (4,305)            6,489
Interest expense                                           4,544             2,487            7,931             3,237
Other expense (income)                                       (40)              519             (234)              409
                                                       ---------         ---------        ---------         ---------
    Earnings (loss) before income taxes                   (6,289)            1,461          (12,002)            2,843
Provision (benefit) for income taxes                      (2,102)              563           (4,255)            1,095
                                                       ---------         ---------        ---------         ---------

    Net earnings (loss)                                $  (4,187)        $     898        $  (7,747)        $   1,748
                                                       =========         =========        =========         =========

    Weighted average shares outstanding (basic)            8,460             8,460            8,460             8,459
                                                       =========         =========        =========         =========

    Net earnings (loss) per share (basic)              $   (0.49)        $    0.11        $   (0.92)        $    0.21
                                                       =========         =========        =========         =========

    Dividends paid per share                           $      --         $    0.06        $      --         $    0.12
                                                       =========         =========        =========         =========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                  -------------------------
                                                                                  MARCH 31,        APRIL 1,
                                                                                     2001            2000
                                                                                  ---------       ---------
Cash Flows From Operating Activities:
    Net earnings (loss)                                                           $  (7,747)      $   1,748
    Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities (net of effect of acquisitions):
            Depreciation and amortization                                             7,125           5,234
            Loss (gain) on sale of assets                                               (55)            195
            Deferred income taxes                                                    (5,620)            348
            Net changes in assets and liabilities:
                Accounts receivable, net                                              1,656             639
                Inventories                                                           2,159           4,694
                Accounts payable and accrued expenses                                (6,799)        (11,173)
                Other changes                                                           926              79
                                                                                  ---------       ---------
                    Total adjustments                                                  (608)             16
                                                                                  ---------       ---------
                        Net cash provided by (used for) operating activities         (8,355)          1,764
                                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses                                                            --         (68,494)
    Payment of acquisition-related costs                                                 --          (1,144)
    Capital expenditures                                                             (1,589)         (4,762)
    Proceeds from (issuance of) notes receivable                                        (47)            212
    Proceeds from sale of property, plant and equipment                                  82              95
                                                                                  ---------       ---------
                        Net cash used for investing activities                       (1,554)        (74,093)
                                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                     66,900         168,958
    Principal payments on long-term debt                                            (59,850)        (91,005)
    Payment of debt issuance costs                                                       --          (4,130)
    Proceeds from exercise of stock options                                              --              19
    Cash dividends paid                                                                  --          (1,014)
                                                                                  ---------       ---------
                        Net cash provided by financing activities                     7,050          72,828
                                                                                  ---------       ---------

Net increase (decrease) in cash                                                      (2,859)            499
Cash and cash equivalents at beginning of period                                      3,230             827
                                                                                  ---------       ---------
Cash and cash equivalents at end of period                                        $     371       $   1,326
                                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                  $   6,536       $   2,738
        Income taxes                                                                      5           1,201

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

(2) NEW ACCOUNTING STANDARD

         Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires each derivative to be classified as either a fair value hedge or a cash flow hedge at the time the contract is initiated.

         The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Changes in the fair value of the swap agreements are recorded as a component of "accumulated other comprehensive income" in accordance with the provisions of SFAS No. 133 for derivatives qualifying as cash flow hedges.

         As a result of adopting SFAS No. 133, the Company recorded an unrealized loss of $0.6 million, net of taxes, in "accumulated other comprehensive income" as a cumulative effect of a change in accounting principle to recognize the fair value of its interest rate swap agreements.

         The Company recorded an unrealized loss of approximately $1.6 million, net of taxes, during the quarter ended March 31, 2001 in "accumulated comprehensive income" for the change in aggregate fair value of its interest rate swap agreements. The estimated fair value of the Company's interest rate swap agreements, as determined using market pricing models, was $3.5 million at March 31, 2001 and has been recognized as a liability and included in "other liabilities" on the accompanying consolidated balance sheets.

(3) INVENTORIES

                             MARCH 31,     SEPTEMBER 30,
(Amounts in thousands)         2001           2000
                             -------        -------
Raw materials                $19,218        $21,010
Supplies                       1,898          2,276
Work in process                2,387          2,449
Finished goods                22,813         22,740
                             -------        -------
    Total inventories        $46,316        $48,475
                             =======        =======

(4) DEBT FACILITIES

         In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of FWC and pay off the balances outstanding on the Company's then existing $60.0 million unsecured revolving credit facility.

         At September 30, 2000, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. Pursuant to a waiver agreement, the default was waived through January 15, 2001. On January 12, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of the amendment, the maturity date of the credit facility was accelerated from January 31, 2005 to January 15, 2002. Additionally, the Company agreed to certain other terms and conditions, including: (1) that it would maintain earnings before interest, taxes, depreciation and amortization ("EBITDA") at specified levels; (2) that it would not make dividend payments or repurchase shares of the Company's common stock; and (3) that it would not allow capital expenditures to exceed $4.5 million for fiscal 2001. The Company also agreed to permanent reductions in the revolving credit facility from $60.0 million to $50.0 million at January 12, 2001; to $45.0 million at October 1, 2001, and to $40.0 million at December 31, 2001.

         At March 31, 2001, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. On May 21, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of the amendment, the maturity date of the credit facility was extended from January 15, 2002 to April 15, 2002. In addition, certain other terms and conditions were amended, including: (1) a deferral of the June 30, 2001 and September 30, 2001 $2.5 million principal payments on the term loan until the amended maturity date; and (2) a reduction in the specified levels for certain of the financial covenants.

         These amendments are expected to significantly increase the Company's interest expense as a result of: (1) scheduled increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company's stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility, and (3) higher amortization expense related to capitalized financing costs due to the acceleration of the maturity date. Upon an event of default under the amended terms of the credit agreement, the lenders would be entitled to the right to payment of that portion of the fees that are based upon the Company's stock price.

         Under the amended terms of the credit agreement, interest rates are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus an applicable interest rate margin. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At March 31, 2001, approximately $2.6 million was available on the facility and $64.5 million was outstanding on the term loan. The senior secured facility is collateralized by all of the Company's assets.

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of April 15, 2002. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

(5) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            -------------------------      -------------------------
                                                            MARCH 31,        APRIL 1,      MARCH 31,        APRIL 1,
(Amounts in thousands, except per share data)                  2001            2000           2001            2000
                                                             -------         -------        -------         -------
Net earnings (loss)                                          $(4,187)        $   898        $(7,747)        $ 1,748

Weighted average shares outstanding:
    Weighted average shares outstanding (basic)                8,460           8,460          8,460           8,458
    Dilutive effect of stock options                              --              79             --              95
                                                             -------         -------        -------         -------
        Weighted average shares outstanding (diluted)          8,460           8,539          8,460           8,553
                                                             =======         =======        =======         =======

Earnings (loss) per share (basic and diluted):
    Net earnings (loss)                                      $ (0.49)        $  0.11        $ (0.92)        $  0.20
                                                             =======         =======        =======         =======

         Options to purchase 846,000 shares and 241,000 shares for the three months ended March 31, 2001 and April 1, 2000, respectively, were not included in the diluted EPS computation.

(6) COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, were as follows:

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            -------------------------      -------------------------
                                                            MARCH 31,        APRIL 1,      MARCH 31,        APRIL 1,
(Amounts in thousands)                                         2001            2000           2001            2000
                                                             -------         -------        -------         -------
Net earnings (loss)                                          $(4,187)        $   898        $(7,747)        $ 1,748
Change in fair market value of financial  instruments           (378)             --         (1,569)             --
                                                             -------         -------        -------         -------
    Total comprehensive income (loss)                         (4,565)            898         (9,316)          1,748
                                                             =======         =======        =======         =======

         The changes in the accumulated other comprehensive loss for the six months ended March 31, 2001 was as follows:

Balance, September 30, 2000                                     $    --
    Cumulative effect of change in accounting principle            (604)
    Change in fair market value of financial instruments         (1,569)
                                                                -------
        Balance, March 31, 2001                                 $ 2,173
                                                                =======

(7) ACQUISITION OF FLORIDA WIRE AND CABLE, INC.

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

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of FWC have been included in the consolidated financial statements since the date of the acquisition, January 31, 2000. The excess of cost over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The allocation of the purchase price was finalized during the quarter ended March 31, 2001 resulting in goodwill and other intangibles of $19.9 million.

         A summary of the purchase price and the final purchase price allocation based on the net assets as of January 31, 2000 is as follows (amounts in thousands):

                                 PURCHASE PRICE

Cash paid to GSTOC                                                              $ 66,600
Financial advisors, accounting, legal and other direct acquisition costs           1,453
                                                                                --------
    Total purchase price                                                        $ 68,053
                                                                                ========

                       FINAL ALLOCATION OF PURCHASE PRICE

Total purchase price                                                            $ 68,053
Less: net book value of tangible net assets acquired                             (34,368)
                                                                                --------
    Excess of cost over net book value of tangible net assets acquired            33,685

Adjustments to record assets and liabilities at fair market value:
    Inventories                                                                    1,021
    Property, plant and equipment                                                (14,830)
    Deferred tax assets                                                           (2,446)
    Accrued expenses                                                               2,440
    Other                                                                             11
                                                                                --------
        Total adjustments                                                        (13,804)

Goodwill and other intangibles                                                  $ 19,881
                                                                                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that reflect the Company's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as "expects," "plans," "believes," "will," "estimates," "intends," and other words of similar meaning that do not relate strictly to historical or current facts. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod; the Company's ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact the Company's operating costs; continuation of good labor relations; increased demand for the Company's concrete reinforcing products resulting from increased federal funding levels provided for in the TEA-21 highway spending legislation; the financial impact of the acquisition of FWC; the inability of the Company to expedite the qualification process with prospective customers for tire bead wire and increase the operating volumes of the Fredericksburg, Virginia manufacturing facility; the failure of the Company to receive regular and substantial orders for its new products; the Company's ability to avoid events of default with respect to its indebtedness, particularly under its senior secured credit facility, as amended; and the Company's ability to refinance its current indebtedness in a timely manner and on favorable terms.

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                   THREE MONTHS ENDED                             SIX MONTHS ENDED
                                          --------------------------------------      --------------------------------------
                                          MARCH 31,                  APRIL 1,          MARCH 31,                 APRIL 1,
                                             2001        CHANGE        2000              2001        CHANGE        2000
                                          -----------    --------   ------------      ------------   --------   ------------

Net sales                                   $ 70,834        (10%)      $ 78,822         $ 139,773         2%      $ 137,393
Gross profit                                   3,078        (67%)         9,294             5,993       (61%)        15,411
    Percentage of net sales                     4.3%                      11.8%              4.3%                     11.2%
Selling, general and administrative expense $  4,863          1%       $  4,827         $  10,298        15%      $   8,922
    Percentage of net sales                     6.9%                       6.1%              7.4%                      6.5%
Operating income (loss)                     $ (1,785)      (140%)      $  4,467         $  (4,305)     (166%)     $   6,489
    Percentage of net sales                    (2.5%)                      5.7%             (3.1%)                     4.7%
Interest expense                            $  4,544         83%       $  2,487         $   7,931       145%      $   3,237
    Percentage of net sales                     6.4%                       3.2%              5.7%                      2.4%
Effective income tax rate                      33.4%                      38.5%             35.5%                     38.5%
Net earnings                                $ (4,187)      (566%)         $ 898         $  (7,747)     (543%)     $   1,748
    Percentage of net sales                    (5.9%)                      1.1%             (5.5%)                     1.3%


SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2000

Net Sales

         Net sales decreased $8.0 million, or 10%, in the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. On a comparable basis, excluding the sales of Florida Wire and Cable, Inc. ("FWC"), which was acquired in January 2000, sales decreased 17%. The decrease in net sales was due to lower shipments as well as reduced average selling prices. Shipments fell 7% as a result of weaker market conditions in the current year and lower order levels. Average selling prices declined 3% due to competitive pricing pressures as well as the weakening in demand. Sales of concrete reinforcing products were flat during the quarter while sales of industrial wire, nails and tire bead wire decreased 29%.

Gross Profit

         Gross profit decreased $6.2 million, or 67%, in the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. Gross margin as a percentage of net sales fell to 4.3% in the current quarter from 11.8% in the prior year period.

The decrease in gross profit was primarily due to the combination of lower shipments and higher unit manufacturing costs resulting from the reduced operating rates. In addition, spreads between average selling prices and raw material costs compressed from year-ago levels, largely due to the pricing erosion.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A expenses") were flat in the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. SG&A expenses as a percentage of net sales increased to 6.9% in the second quarter of fiscal 2001 from 6.1% in the same prior year period as a result of the lower current year net sales.

Interest Expense

         Interest expense increased $2.1 million, or 83% in the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. The increase in interest expense was primarily due to a $1.3 million increase in amortization expense associated with capitalized financing costs. The higher amortization expense was principally related to the acceleration in the maturity date of the Company's senior secured credit facility together with additional lender fees. The remainder of the increase in interest expense ($0.8 million) was largely due to higher average interest rates ($0.6 million) and higher average borrowing levels ($0.2 million) in the current year quarter.

Income Taxes

         The Company's effective income tax rate was 33.4% in the second quarter of fiscal 2001 compared to 38.5% in the same quarter of fiscal 2000. The decrease was primarily related to a reduction in the effective state income tax rate resulting from the uncertainty of the future utilization of tax loss carryforwards and the related establishment of valuation allowances.

FIRST SIX MONTHS OF FISCAL 2001 COMPARED WITH FIRST SIX MONTHS OF FISCAL 2000

Net Sales

         Net sales increased $2.4 million, or 2%, in the first six months of fiscal 2001 compared to the same prior year period. On a comparable basis, excluding the sales of FWC, sales decreased 16%. The increase in net sales was due to slight increases in shipments and average selling prices. Sales of concrete reinforcing products were flat during the quarter while sales of industrial wire, nails and tire bead wire decreased 29%.

Gross Profit

         Gross profit decreased $9.4 million, or 61%, in the first six months of fiscal 2001 compared to the same prior year period. Gross margin as a percentage of net sales fell to 4.3% in the first six months of fiscal 2001 from 11.2% in the same prior year period. The decrease in gross profit was primarily due to the combination of lower shipments and higher unit manufacturing costs resulting from the reduced operating rates. In addition, spreads between average selling prices and raw material costs compressed from year-ago levels.

Selling, General and Administrative Expenses

         SG&A expenses rose $1.4 million, or 15%, in the first six months of fiscal 2001 compared to the same prior year period. SG&A expenses as a percentage of net sales increased to 7.4% in the first six months of fiscal 2001 from 6.5% in the same prior year period. The increase in SG&A expenses was primarily due to a $1.1 million increase in expenses associated with FWC in the current year compared to the partial prior year levels based upon the January 2000 acquisition date.

Interest Expense

         Interest expense increased $4.7 million, or 145% in the first six months of fiscal 2001 compared to the same prior year period. The increase in interest expense was primarily due to a $1.8 million increase in amortization expense associated with capitalized financing costs. The higher amortization expense was principally related to the acceleration in the maturity date of the Company's senior secured credit facility and additional lender fees in the current year. In addition, the prior year amortization expense on the credit facility was only applicable for a portion of the six-month period following the January 2000 closing date. The remainder of the increase in interest expense ($2.9 million) was largely due to higher average interest rates ($1.5 million) and higher average borrowing levels ($1.4 million) in the current year.

Income Taxes

         The Company's effective income tax rate was 35.5% in the first six months of fiscal 2001 and 38.5% in the same prior year period. The decrease was primarily related to a reduction in the effective state income tax rate resulting from the uncertainty of the future utilization of tax loss carryforwards and the related establishment of valuation allowances.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                         SIX MONTHS ENDED
                                                                   -----------------------------
                                                                   MARCH 31,           APRIL 1,
                                                                      2001               2000
                                                                   ----------         ----------
Net cash provided by (used for) operating activities               $  (8,355)         $   1,764
Net cash used for investing activities                                (1,554)           (74,093)
Net cash provided by financing activities                              7,050             72,828
Total debt                                                           112,050            124,770
    Percentage of total capital                                           62%                62%
Shareholders' equity                                               $  67,518          $  78,082
    Percentage of total capital                                           38%                38%
Total capital (total long-term debt + shareholders' equity)        $ 179,568          $ 202,852

         Operating activities used $8.4 million of cash for the first six months of fiscal 2001 while providing $1.8 million for the same prior year period. The year-to-year change was primarily due to the current year loss of $7.7 million compared with net earnings of $1.7 million in the prior year. Depreciation and amortization rose by $1.9 million, or 36%, primarily due to a $1.8 million increase in amortization expense associated with the capitalized financing costs related to the Company's senior secured credit facility. Cash used to reduce accounts payable and accrued expenses fell by $4.4 million.

         Investing activities consumed $1.5 million of cash for the first six months of fiscal 2001 compared to $74.1 million for the same prior year period. The decrease was principally related to the acquisition of FWC in the prior year together with lower capital expenditures in the current year. The Company has curtailed its capital outlays to conserve cash and it expects capital expenditures for fiscal 2001 to be significantly lower than the prior year.

         Financing activities provided $7.1 million of cash for the first six months of fiscal 2001 compared with $72.8 million for the same prior year period. The reduction in financing requirements was primarily related to the acquisition of FWC in the prior year together with the operating cash deficit in the current year.

         As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's floating rate debt to fixed rate debt. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense.

         The Company's total debt to capital ratio increased slightly to 63% at March 31, 2001 compared with 62% at April 1, 2000.

DEBT FACILITIES

         In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of FWC and pay off the balances outstanding on the Company's then existing $60.0 million unsecured revolving credit facility.

         At September 30, 2000, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. Pursuant to a waiver agreement, the default was waived through January 15, 2001. On January 12, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of the amendment, the maturity date of the credit facility was accelerated from January 31, 2005 to January 15, 2002. Additionally, the Company agreed to certain other terms and conditions, including: (1) that it would maintain earnings before interest, taxes, depreciation and amortization ("EBITDA") at specified levels; (2) that it would not make dividend payments or repurchase shares of the Company's common stock; and (3) that it would not allow capital expenditures to exceed $4.5 million for fiscal 2001. The Company also agreed to permanent reductions in the revolving credit facility from $60.0 million to $50.0 million at January 12, 2001; to $45.0 million at October 1, 2001, and to $40.0 million at December 31, 2001.

         At March 31, 2001, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. On May 21, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of the amendment, the maturity date of the credit facility was extended from January 15, 2002 to April 15, 2002. In addition, certain other terms and conditions were amended, including: (1) a deferral of the June 30, 2001 and September 30, 2001 $2.5 million principal payments on the term loan until the amended maturity date; and (2) a reduction in the specified levels for certain of the financial covenants.

         These amendments are expected to significantly increase the Company's interest expense as a result of: (1) scheduled increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company's stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility, and (3) higher amortization expense related to capitalized financing costs due to the acceleration of the maturity date. Upon an event of default under the amended terms of the credit agreement, the lenders would be entitled to the right to payment of that portion of the fees that are based upon the Company's stock price.

         Under the amended terms of the credit agreement, interest rates are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus an applicable interest rate margin. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At March 31, 2001, approximately $2.6 million was available on the facility and $64.5 million was outstanding on the term loan. The senior secured facility is collateralized by all of the Company's assets.

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of April 15, 2002. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

OUTLOOK

         The Company's operating results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         In view of the Company's recent financial performance, it is pursuing a range of initiatives to reduce operating costs and debt. During and following the second quarter, the Company completed further staffing reductions together with the reconfiguration and consolidation of manufacturing activities at certain of its facilities in order to boost productivity levels and reduce operating costs. The actions are expected to begin having a favorable impact on the Company's financial results beginning in the third quarter. The Company anticipates that the suspension of its cash dividend, curtailment of capital outlays and improved management of working capital will facilitate reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for the remainder of 2001 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements").

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's cash flows and earnings are subject to fluctuations resulting from changes in commodity prices, interest rates and foreign exchange rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as necessary.

Commodity Prices

         The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot rolled carbon steel wire rod, the Company's primary raw material, which is purchased from both domestic and foreign suppliers. The Company has purchasing procedures and arrangements in place with customers to manage its exposure to changes in wire rod prices.

Interest Rates

         The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's floating rate debt to fixed rate debt. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense.

Foreign Exchange Exposure

         The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of March 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         4.1(b) Amendment Agreement No. 2 dated May 21, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000, as amended January 12, 2001. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

b.       Reports of Form 8-K

         None.

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


                                       INSTEEL INDUSTRIES, INC.
                                       ------------------------
                                       Registrant



Date: May 21, 2001                 By: /s/ H.O. Woltz III
                                       -----------------------------------------
                                           H.O. Woltz III
                                           President and Chief Executive Officer




Date: May 21, 2001                 By: /s/ Michael C. Gazmarian
                                       -----------------------------------------
                                           Michael C. Gazmarian
                                           Chief Financial Officer and Treasurer
                                           (and Principal Accounting Officer)