Form 10-Q
period 2001-06-30
INSTEEL INDUSTRIES INC
filed 2001-08-14
CIK 764401

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 1-9929

                            INSTEEL INDUSTRIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                                      56-0674867
--------------------------------------------                 -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

1373 BOGGS DRIVE, MOUNT AIRY, NORTH CAROLINA                        27030
--------------------------------------------                 -------------------
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

                Yes [X]                                No [X]

         The number of shares outstanding of the registrant's common stock as of August 10, 2001 was 8,460,187.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                JUNE 30,       SEPTEMBER 30,
                                                                                  2001             2000
                                                                                --------       -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $  3,261         $  3,230
    Accounts receivable, net                                                      42,705           42,614
    Inventories                                                                   37,395           48,475
    Prepaid expenses and other                                                     4,371            7,179
                                                                                --------         --------
        Total current assets                                                      87,732          101,498
Property, plant and equipment, net                                                76,149          110,191
Other assets                                                                      38,979           33,759
                                                                                --------         --------
        Total assets                                                            $202,860         $245,448
                                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $ 34,830         $ 43,466
    Accrued expenses                                                               8,575            9,576
    Current portion of long-term debt                                              7,370           10,120
                                                                                --------         --------
        Total current liabilities                                                 50,775           63,162
Long-term debt                                                                    96,680           94,880
Deferred income taxes                                                                 --            8,934
Other liabilities                                                                  3,959            1,033
Shareholders' equity:
    Common stock                                                                  16,920           16,920
    Additional paid-in capital                                                    38,327           38,327
    Retained earnings (accumulated deficit)                                       (2,001)          22,192
    Accumulated other comprehensive loss                                          (1,800)              --
                                                                                --------         --------
        Total shareholders' equity                                                51,446           77,439
                                                                                --------         --------
        Total liabilities and shareholders' equity                              $202,860         $245,448
                                                                                ========         ========

                            INSTEEL INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except for per share data)
                                   (Unaudited)



                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         ------------------------         -------------------------
                                                                         JUNE 30,         JULY 1,         JUNE 30,          JULY 1,
                                                                           2001             2000            2001             2000
                                                                         --------         -------         --------         --------
Net sales                                                                $ 82,418         $90,922         $222,191         $228,315
Cost of sales                                                              74,049          80,129          207,829          202,111
                                                                         --------         -------         --------         --------
    Gross profit                                                            8,369          10,793           14,362           26,204
Selling, general and administrative expense                                 3,771           5,429           14,069           14,351
Restructuring charges                                                      28,299              --           28,299               --
                                                                         --------         -------         --------         --------
    Operating income (loss)                                               (23,701)          5,364          (28,006)          11,853
Interest expense                                                            3,514           3,096           11,445            6,333
Other expense (income)                                                       (342)            (97)            (576)             312
                                                                         --------         -------         --------         --------
    Earnings (loss) before income taxes                                   (26,873)          2,365          (38,875)           5,208
Provision (benefit) for income taxes                                      (10,428)            911          (14,683)           2,006
                                                                         --------         -------         --------         --------

    Net earnings (loss)                                                  $(16,445)        $ 1,454         $(24,192)        $  3,202
                                                                         ========         =======         ========         ========

    Weighted average shares outstanding (basic)                             8,460           8,460            8,460            8,459
                                                                         ========         =======         ========         ========

    Net earnings (loss) per share (basic and diluted)                    $  (1.94)        $  0.17         $  (2.86)        $   0.38
                                                                         ========         =======         ========         ========

    Dividends paid per share                                             $     --         $  0.06         $     --         $   0.18
                                                                         ========         =======         ========         ========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                      NINE MONTHS ENDED
                                                                                                  --------------------------
                                                                                                  JUNE 30,          JULY 1,
                                                                                                    2001             2000
                                                                                                  --------         ---------
Cash Flows From Operating Activities:
    Net earnings (loss)                                                                           $(24,192)        $   3,202
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities (net of effect of acquisitions):
            Depreciation and amortization                                                           10,495             8,495
            Loss (gain) on sale of assets                                                             (219)               71
            Restructuring charges                                                                   28,299                --
            Deferred income taxes                                                                  (16,261)              356
            Net changes in assets and liabilities:
                Accounts receivable, net                                                            (1,811)            4,285
                Inventories                                                                          9,715             5,334
                Accounts payable and accrued expenses                                               (9,114)           (1,247)
                Other changes                                                                       (2,256)              700
                                                                                                  --------         ---------
                    Total adjustments                                                               18,848            17,994
                                                                                                  --------         ---------
                        Net cash provided by (used for) operating activities                        (5,344)           21,196
                                                                                                  --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                            (1,819)           (7,293)
    Acquisition of businesses                                                                           --           (66,594)
    Payment of acquisition-related costs                                                                --            (1,376)
    Proceeds from sale of business                                                                   8,078                --
    Proceeds from (issuance of) notes receivable                                                       (43)               50
    Proceeds from sale of property, plant and equipment                                                109             2,879
                                                                                                  --------         ---------
                        Net cash provided by (used for) investing activities                         6,325           (72,334)
                                                                                                  --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                                    81,100           172,058
    Principal payments on long-term debt                                                           (82,050)         (115,305)
    Payment of debt issuance costs                                                                      --            (4,196)
    Proceeds from exercise of stock options                                                             --                19
    Cash dividends paid                                                                                 --            (1,523)
                                                                                                  --------         ---------
                        Net cash provided by (used for) financing activities                          (950)           51,053
                                                                                                  --------         ---------

Net increase (decrease) in cash                                                                         31               (85)
Cash and cash equivalents at beginning of period                                                     3,230               827
                                                                                                  --------         ---------
Cash and cash equivalents at end of period                                                        $  3,261         $     742
                                                                                                  ========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                                  $  9,427         $   5,669
        Income taxes                                                                                     5             1,649

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

(2) NEW ACCOUNTING STANDARD

         Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires each derivative to be classified as either a fair value hedge or a cash flow hedge at the time the contract is initiated.

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

         The Company recorded an unrealized gain of approximately $0.4 million, net of taxes, during the quarter ended June 30, 2001 in "accumulated comprehensive income" for the change in aggregate fair value of its interest rate swap agreements. The estimated fair value of the Company's interest rate swap agreements, as determined using market pricing models, was $2.9 million at June 30, 2001 and has been recognized as a liability and included in "other liabilities" on the accompanying consolidated balance sheets.

(3) INVENTORIES

                                                         JUNE 30,     SEPTEMBER 30,
(Amounts in thousands)                                     2001           2000
                                                         --------     -------------
Raw materials                                             $16,973        $21,010
Supplies                                                    1,773          2,276
Work in process                                             1,772          2,449
Finished goods                                             16,877         22,740
                                                          -------        -------
    Total inventories                                     $37,395        $48,475
                                                          =======        =======

(4) DEBT FACILITIES

         In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of Florida Wire and Cable, Inc. ("FWC") and pay off the balances outstanding on the Company's then existing $60.0 million unsecured revolving credit facility.

         At September 30, 2000, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. Pursuant to a waiver agreement, the default was waived through January 15, 2001. On January 12, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of this amendment, the maturity date of the credit facility was accelerated from January 31, 2005 to January 15, 2002. Additionally, the Company agreed to certain other terms and conditions, including: (1) that it would maintain earnings before interest, taxes, depreciation and amortization ("EBITDA") at specified levels; (2) that it would not make dividend payments or repurchase shares of the Company's common stock; and (3) that it would not allow capital expenditures to exceed $4.5 million for fiscal 2001. The Company also agreed to permanent reductions in the revolving credit facility from $60.0 million to $50.0 million at January 12, 2001; to $45.0 million at October 1, 2001, and to $40.0 million at December 31, 2001.

         At March 31, 2001, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. On May 21, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of this amendment, the maturity date of the credit facility was extended from January 15, 2002 to April 15, 2002. In addition, certain other terms and conditions were amended, including:
(1) a deferral of the June 30, 2001 and September 30, 2001 $2.5 million principal payments on the term loan until the amended maturity date; and (2) a reduction in the specified levels for certain of the financial covenants.

         At June 30, 2001, the Company was not in compliance with a financial covenant of its senior secured credit facility as a result of the restructuring charges that were recorded during the quarter, which constituted an event of default. On August 9, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified the financial covenant, curing the event of default. In addition, under the terms of this amendment, the maturity date of the credit facility was extended from April 15, 2002 to July 15, 2002.

         These amendments have significantly increased the Company's interest expense as a result of: (1) scheduled increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company's stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility, and (3) higher amortization expense related to capitalized financing costs due to the acceleration of the original maturity date of the credit facility. Upon an event of default under the amended terms of the credit agreement, the lenders would be entitled to the right to payment of that portion of the fees that are calculated based upon the Company's stock price.

         Under the amended terms of the credit agreement, interest rates are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus an applicable interest rate margin. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At June 30, 2001, approximately $3.6 million was available under the facility and $58.0 million was outstanding on the term loan. The senior secured facility is collateralized by all of the Company's assets.

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of July 15, 2002. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

(5) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              -----------------------        -----------------------
                                                                              JUNE 30,        JULY 1,        JUNE 30,        JULY 1,
(Amounts in thousands, except per share data)                                   2001            2000           2001            2000
                                                                              --------        -------        --------        -------
Net earnings (loss)                                                           $(16,445)        $1,454        $(24,192)        $3,202

Weighted average shares outstanding:
    Weighted average shares outstanding (basic)                                  8,460          8,460           8,460          8,459
    Dilutive effect of stock options                                                --             24              --             64
                                                                              --------         ------        --------         ------
        Weighted average shares outstanding (diluted)                            8,460          8,484           8,460          8,523
                                                                              ========         ======        ========         ======

    Net earnings (loss) per share (basic and diluted)                         $  (1.94)        $ 0.17        $  (2.86)        $ 0.38
                                                                              ========         ======        ========         ======

         Options to purchase 1,191,000 shares and 584,000 shares for the three months ended June 30, 2001 and July 1, 2000, respectively, were not included in the diluted EPS computation.

(6) COMPREHENSIVE INCOME

         The components of comprehensive income (loss), net of tax, were as follows:

                                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              -----------------------        -----------------------
                                                                              JUNE 30,        JULY 1,        JUNE 30,        JULY 1,
(Amounts in thousands, except per share data)                                   2001            2000           2001            2000
                                                                              --------        -------        --------        -------
Net earnings (loss)                                                           $(16,445)        $1,454        $(24,192)        $3,202
Change in fair market value of financial instruments                               372             --          (2,800)            --
                                                                              --------         ------        --------         ------
    Total comprehensive income (loss)                                          (16,073)         1,454         (26,992)         3,202
                                                                              ========         ======        ========         ======

         The changes in the accumulated other comprehensive loss for the nine months ended June 30, 2001 were as follows:

(Amounts in thousands)
Balance, September 30, 2000                                                    $    --
    Cumulative effect of change in accounting principle                           (604)
    Change in fair market value of financial instruments                        (1,196)
                                                                               -------
        Balance, June 30, 2001                                                 $(1,800)
                                                                               =======

(7) RESTRUCTURING CHARGES

         The Company recorded non-cash restructuring charges totaling $28.3 million (pre-tax) in the third quarter of fiscal 2001. The charges consisted of $26.2 million of impairment losses associated with write-downs in the carrying values of the Company's tire bead wire and galvanized strand manufacturing facilities, and $2.1 million for the estimated plant closure costs associated with the sale of its galvanized strand business.

         The impairment loss on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. In determining the impairment loss, the Company considered historical performance and future estimated results in the evaluation of potential impairment. This analysis indicated that the carrying amount of the assets was not recoverable through the future undiscounted cash flows expected to result from the use of the assets. The impairment loss on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility. The impairment charges on the tire bead wire and galvanized strand facilities reflect a reduction in the carrying value of the property, plant and equipment to their estimated fair market value based on estimates of current selling prices less the associated selling costs.

         The estimated plant closure costs associated with the sale of the galvanized strand business consisted of $1.1 million for estimated losses through the completion of contractual obligations with the acquirer, $0.6 million for employee separation costs, and $0.4 million for the early termination of contractual obligations and inventory valuation adjustments.

(8) SALE OF GALVANIZED STRAND BUSINESS

         On May 31, 2001, the Company sold certain assets related to its galvanized strand business for $9.0 million, subject to a final purchase price adjustment based upon the actual accounts receivable and inventory balances as of the closing date. Based upon the adjustment, during the quarter, the Company agreed to a final purchase price of $8.1 million and recorded a gain of $0.3 million in "other income" on the accompanying consolidated statements of earnings. Under the terms of the agreement, the Company agreed to continue to manufacture galvanized strand for the acquirer of the business until equipment was relocated to the acquirer's production facilities. Following the completion of the transition period with the acquirer, expected to be no later than the end of September 2001, the Company will cease the operations of the galvanized strand facility and pursue a sale of the remaining assets.

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

RESULTS OF OPERATIONS

                     STATEMENTS OF EARNINGS - SELECTED DATA
                                ($ in thousands)

                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   ------------------------------------        -----------------------------------
                                                   JUNE 30,                     JULY 1,        JUNE 30,                    JULY 1,
                                                     2001         CHANGE         2000            2001        CHANGE         2000
                                                   --------       ------       --------        --------      ------       --------
Net sales                                          $ 82,418          (9)%      $ 90,922        $222,191         (3)%      $228,315
Gross profit                                          8,369         (22)%        10,793          14,362        (45)%        26,204
    Percentage of net sales                                                        10.2%           11.9%       6.5%           11.5%
Selling, general and administrative expense        $  3,771         (31)%      $  5,429        $ 14,069         (2)%      $ 14,351
    Percentage of net sales                                                         4.6%            6.0%       6.3%            6.3%
Restructuring charges                              $ 28,299         N/M        $     --        $(28,006)       N/M        $     --
Operating income (loss)                             (23,701)        N/M           5,364         (28,006)       N/M          11,853
    Percentage of net sales                                                       (28.8)%           5.9%     (12.6)%           5.2%
Interest expense                                   $  3,514          14%       $  3,096        $ 11,445         81%       $  6,333
    Percentage of net sales                                                         4.3%            3.4%       5.2%            2.8%
Effective income tax rate                                                          38.8%           38.5%      37.8%           38.5%
Net earnings                                       $(16,445)        N/M        $  1,454        $(24,192)       N/M        $  3,202
    Percentage of net sales                           (20.0)%                       1.6%          (10.9)%                      1.4%

THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000

Net Sales

         Net sales decreased $8.5 million, or 9%, in the third quarter of fiscal 2001 compared to the same quarter of fiscal 2000. The decrease in net sales was due to lower shipments as well as reduced average selling prices. Shipments fell 2% as a result of weaker market conditions and lower order levels. Average selling prices declined 8% due to competitive pricing pressures together with weakening demand. Sales of concrete reinforcing products fell 2% while sales of industrial wire, nails and tire bead wire decreased 19%.

Gross Profit

         Gross profit decreased $2.4 million, or 22%, in the third quarter of fiscal 2001 compared to the same quarter of fiscal 2000, falling as a percentage of net sales to 10.2% from 11.9%. The decrease in gross profit was primarily due to the compression in spreads between average selling prices and raw material costs together with lower shipments.

Selling, General and Administrative Expense

         Selling, general and administrative expense ("SG&A expense") decreased $1.7 million, or 31%, in the third quarter of fiscal 2001 compared to the same quarter of fiscal 2000, falling as a percentage of net sales to 4.6% from 6.0%. The decrease was primarily related to the cost reduction measures that have been implemented by the Company.

Restructuring Charges

         The Company recorded non-cash restructuring charges totaling $28.3 million (pre-tax) in the third quarter of fiscal 2001. The charges consisted of $26.2 million of impairment losses associated with write-downs in the carrying values of the Company's tire bead wire and galvanized strand manufacturing facilities, and $2.1 million for the estimated plant closure costs associated with the sale of its galvanized strand business. The impairment loss on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. The impairment loss on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility.

Interest Expense

         Interest expense increased $0.4 million, or 14%, in the third quarter of fiscal 2001 compared to the same quarter of fiscal 2000. The increase in interest expense was primarily due to a $0.4 million increase in amortization expense associated with capitalized financing costs. The higher amortization expense was principally related to the acceleration in the original maturity date of the Company's senior secured credit facility together with additional lender fees. The increase in interest expense was also due to higher average interest rates ($0.2 million) which were offset by lower average borrowing levels ($0.2 million).

Other Income

         The Company recorded other income of $0.3 million (pre-tax) in the third quarter of fiscal 2001 from the gain on the sale of certain assets related to its galvanized strand business.

Income Taxes

         The Company's effective income tax rate was 38.8% in the third quarter of fiscal 2001 compared to 38.5% in the same quarter of fiscal 2000.

Net Earnings (Loss)

         The Company's net loss in the third quarter of fiscal 2001 was $16.4 million, or $1.94 per share, compared to net earnings of $1.5 million, or $0.17 per share, for the same quarter of fiscal 2000. Excluding the restructuring charges and gains on asset sales that were recorded in the current year quarter, the Company generated net earnings of $0.7 million, or $0.08 per share.

FIRST NINE MONTHS OF FISCAL 2001 COMPARED WITH FIRST NINE MONTHS OF FISCAL 2000

Net Sales

         Net sales decreased $6.1 million, or 3%, in the first nine months of fiscal 2001 compared to the same prior year period. On a comparable basis, excluding the sales of Florida Wire and Cable, Inc. ("FWC"), which was acquired in January 2000, sales decreased 12%. The decrease in net sales was due to lower average selling prices, which declined 3% as a result of competitive pricing pressures together with weakening demand. Shipments were flat as the additional volume contributed by FWC offset lower order levels for the remainder of the Company's business. Sales of concrete reinforcing products rose 8% while sales of industrial wire, nails and tire bead wire decreased 26%.

Gross Profit

         Gross profit decreased $11.8 million, or 45%, in the first nine months of fiscal 2001 compared to the same prior year period, decreasing as a percentage of net sales to 6.5% from 11.5%. The decrease in gross profit was primarily due to the compression in spreads between average selling prices and raw material costs together with lower shipments. In addition, unit-manufacturing costs increased in the current year largely as a result of the reduced operating rates that occurred during the first and second fiscal quarters.

Selling, General and Administrative Expense

         SG&A expense decreased $0.3 million, or 2%, in the nine months of fiscal 2001 compared to the same prior year period, remaining constant as a percentage of net sales at 6.3%. The impact of the cost reduction measures that have been implemented by the Company offset the increase in FWC's SG&A expense which was only incurred for a portion of the prior year period following the January 2000 acquisition date.

Restructuring Charges

         The Company recorded non-cash restructuring charges totaling $28.3 million (pre-tax) in the first nine months of fiscal 2001. The charges consisted of $26.2 million of impairment losses associated with write-downs in the carrying values of the Company's tire bead wire and galvanized strand manufacturing facilities, and $2.1 million for the estimated plant closure costs associated with the sale of its galvanized strand business. The impairment loss on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. The impairment loss on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility.

Interest Expense

         Interest expense increased $5.1 million, or 81%, in the first nine months of fiscal 2001 compared to the same prior year period. The increase in interest expense was primarily due to a $2.2 million increase in amortization expense associated with capitalized financing costs. The higher amortization expense was principally related to the acceleration in the original maturity date of the Company's senior secured credit facility and additional lender fees in the current year. In addition, amortization expense on the credit facility was only incurred for a portion of the prior year period following the January 2000 closing date. The remainder of the increase in interest expense ($2.9 million) was due to higher average interest rates ($1.8 million) and higher average borrowing levels ($1.1 million).

Other Income

         The Company recorded other income of $0.3 million (pre-tax) in the first nine months of fiscal 2001 from the gain on the sale of certain assets related to its galvanized strand business.

Income Taxes

         The Company's effective income tax rate was 37.8% in the first nine months of fiscal 2001 and 38.5% in the same prior year period.

Net Earnings (Loss)

         The Company's net loss in the first nine months of fiscal 2001 was $24.2 million, or $2.86 per share, compared to net earnings of $3.2 million, or $0.38 per share, for the same prior year period. Excluding the restructuring charges and gains on asset sales that were recorded in the current year, the Company incurred a net loss of $7.0 million, or $0.83 per share.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                ---------------------------
                                                                                JUNE 30,           JULY 1,
                                                                                  2001              2000
                                                                                --------          ---------
Net cash provided by (used for) operating activities                            $ (5,344)         $  21,196
Net cash provided by (used for) investing activities                               6,325            (72,334)
Net cash provided by (used for) financing activities                                (950)            51,053
Total debt                                                                       104,050            103,570
    Percentage of total capital                                                       67%                57%
Shareholders' equity                                                            $ 51,446          $  79,027
    Percentage of total capital                                                       33%                43%
Total capital (total long-term debt + shareholders' equity)                     $155,496          $ 182,597

         Operating activities used $5.3 million of cash for the first nine months of fiscal 2001 while providing $21.2 million for the same prior year period. The year-to-year change was primarily due to the current year loss and associated change in deferred income taxes partially offset by the non-cash restructuring charges, compared with net earnings in the prior year. In addition, the net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $1.2 million in the current year while providing $8.4 million in the prior year. Depreciation and amortization rose by $2.0 million, or 24%, due to a $2.2 million increase in amortization expense associated with the capitalized financing costs related to the Company's senior secured credit facility.

         Investing activities provided $6.3 million of cash for the first nine months of fiscal 2001 while using $72.3 million for the same prior year period. The year-to-year change was principally related to the proceeds from the sale of the galvanized strand business and lower capital expenditures in the current year compared with cash used to acquire FWC in the prior year. The Company has curtailed its capital outlays to conserve cash and it expects capital expenditures for the remainder of fiscal 2001 and for fiscal 2002 to continue to be significantly lower than recent historical levels.

         Financing activities consumed $1.0 million of cash for the first nine months of fiscal 2001 while providing $51.1 million for the same prior year period. The reduction in financing requirements was primarily related to the acquisition of FWC in the prior year together with the Company's debt reduction efforts in the current year.

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

         The Company's total debt to capital ratio increased to 67% at June 30, 2001 compared with 57% at July 1, 2000.

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

         At September 30, 2000, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. Pursuant to a waiver agreement, the default was waived through January 15, 2001. On January 12, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of this amendment, the maturity date of the credit facility was accelerated from January 31, 2005 to January 15, 2002. Additionally, the Company agreed to certain other terms and conditions, including: (1) that it would maintain earnings before interest, taxes, depreciation and amortization ("EBITDA") at specified levels; (2) that it would not make dividend payments or repurchase shares of the Company's common stock; and (3) that it would not allow capital expenditures to exceed $4.5 million for fiscal 2001. The Company also agreed to permanent reductions in the revolving credit facility from $60.0 million to $50.0 million at January 12, 2001; to $45.0 million at October 1, 2001, and to $40.0 million at December 31, 2001.

         At March 31, 2001, the Company was not in compliance with certain financial covenants of its senior secured credit facility, which constituted an event of default. On May 21, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified these financial covenants, curing the event of default. Under the terms of this amendment, the maturity date of the credit facility was extended from January 15, 2002 to April 15, 2002. In addition, certain other terms and conditions were amended, including:
(1) a deferral of the June 30, 2001 and September 30, 2001 $2.5 million principal payments on the term loan until the amended maturity date; and (2) a reduction in the specified levels for certain of the financial covenants.

         At June 30, 2001, the Company was not in compliance with a financial covenant of its senior secured credit facility as a result of the restructuring charges that were recorded during the quarter, which constituted an event of default. On August 9, 2001, the Company and its senior lenders agreed to an amendment to the credit agreement that modified the financial covenant, curing the event of default. In addition, under the terms of this amendment, the maturity date of the credit facility was extended from April 15, 2002 to July 15, 2002.

         These amendments have significantly increased the Company's interest expense as a result of: (1) scheduled increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company's stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility, and (3) higher amortization expense related to capitalized financing costs due to the acceleration of the original maturity date of the credit facility. Upon an event of default under the amended terms of the credit agreement, the lenders would be entitled to the right to payment of that portion of the fees that are calculated based upon the Company's stock price.

         Under the amended terms of the credit agreement, interest rates are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus an applicable interest rate margin. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At June 30, 2001, approximately $3.6 million was available under the facility and $58.0 million was outstanding on the term loan. The senior secured facility is collateralized by all of the Company's assets.

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of July 15, 2002. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

OUTLOOK

         The Company's operating results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

         In view of the Company's recent financial performance and difficult market conditions, it is pursuing a range of initiatives to reduce operating costs and debt. During the third quarter, the Company completed further staffing reductions, curtailed discretionary spending, and achieved higher productivity levels at its manufacturing facilities in reducing operating costs. The Company anticipates that the suspension of its cash dividend, curtailment of capital outlays, improved management of working capital and disposal of excess assets will facilitate reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for the remainder of 2001 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements").

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

Foreign Exchange Exposure

         The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         4.1(c)   Amendment Agreement No. 3 dated August 9, 2001 to Credit Agreement between Insteel Industries, Inc.,
                  Bank of America, N.A. and Lenders dated January 31, 2000, as amended January 12, 2001 and May 21,
                  2001. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

b.       Reports of Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSTEEL INDUSTRIES, INC.
                                       Registrant


Date: August 14, 2001              By: /s/ H.O. Woltz III
                                       ----------------------------------------
                                           H.O. Woltz III
                                           President and Chief Executive Officer


Date: August 14, 2001              By: /s/ Michael C. Gazmarian
                                       ----------------------------------------
                                           Michael C. Gazmarian
                                           Chief Financial Officer and Treasurer
                                           (and Principal Accounting Officer)