Form 10-K405
period 2001-09-29
INSTEEL INDUSTRIES INC
filed 2001-12-14
CIK 764401

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of December 11, 2001 was $3,991,102.

     The number of shares outstanding of the registrant's common stock as of December 11, 2001 was 8,460,187.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Insteel Industries, Inc. ("Insteel" or "the Company") is one of the nation's largest manufacturers of wire products. The Company manufactures and markets concrete reinforcing products, industrial wire, nails and tire bead wire for a broad range of construction and industrial applications. Insteel is the parent holding company for two wholly-owned operating subsidiaries, Insteel Wire Products Company ("IWP") and Florida Wire and Cable, Inc. ("FWC").

     Insteel's business strategy is focused on achieving leadership positions in its markets and operating as the lowest cost producer. The Company pursues expansion opportunities in existing or related product lines sold to the same customers that leverage off of the Company's infrastructure and core competencies in the manufacture and marketing of wire products.

PRODUCTS

     CONCRETE REINFORCING PRODUCTS (67% of 2001 consolidated net sales) include welded wire fabric and prestressed concrete strand ("PC strand"). Welded wire fabric is produced as both a standard and specially engineered reinforcing product for concrete pipe manufacturers, precasters, distributors and construction companies. PC strand is a sophisticated reinforcing product sold to precasters and posttensioning suppliers that is used for both pretensioned and posttensioned prestressed concrete construction. The Company's concrete reinforcing products are used in concrete pipe and box culverts, concrete elements for bridges, buildings and other concrete structures, and other commercial and residential construction applications.

     INDUSTRIAL WIRE PRODUCTS (14% of 2001 consolidated net sales) are primarily sold to manufacturers of springs for bedding and furniture, appliances, display racks and a broad range of other products. Product attributes vary with the end use and can include galvanizing for corrosion resistance and intermediate heat-treating, in addition to stringent tolerance requirements and mechanical properties.

     NAILS (8% of 2001 consolidated net sales) consist of a wide variety of products such as common nails, finishing nails, box nails, sinkers, duplex nails and galvanized nails. The Company also produces a broad range of brite and galvanized collated nails that are used by pneumatic nailing tools. In December 2001, the Company announced plans to exit the collated nail business (2% of 2001 consolidated net sales). The Company's nail products are sold to wholesalers, distributors and original equipment manufacturers ("OEMs") primarily for construction-related applications.

     GALVANIZED AND OTHER PRODUCTS (6% of 2001 consolidated net sales) include guy strand, Aluminum Conductor Steel Reinforced ("ACSR") support wire and strand, barrier strands and other ancillary products. Guy strand is a seven-wire strand constructed from galvanized high carbon wire that is used in the electrical distribution, telecommunication and cable television industries to support utility poles, traffic lights and electric transmission cables. ACSR support wire and strand are used in electric transmission lines as the load bearing members for aluminum conductors. Barrier products and guide rail strand are used in parking decks and other structures as a barrier medium, as well as for separation media between traffic lanes. In May 2001, the Company exited the galvanized strand business and no longer manufactures or markets these products.

     TIRE BEAD WIRE (5% of 2001 consolidated net sales) is a bronze-plated steel wire sold to tire manufacturers that is used to reinforce the inside diameter of a tire and hold the tire to the wheel.

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

CUSTOMERS

     The Company sells its products to a broad range of customers including OEMs, distributors, wholesalers and retailers. There were no customers that represented 10% or more of the Company's net sales in 2001, 2000 or 1999.

SEASONALITY

     The Company's operating results are impacted by seasonal factors, particularly in the first quarter of the fiscal year, which has historically represented the lowest quarterly sales volume. Shipments typically increase in the second quarter and reach a high point in the third or fourth quarter, reflecting the buying patterns of the Company's customers.

RAW MATERIALS

     The primary raw material required in the production of Insteel's wire products is hot rolled carbon steel wire rod, which the Company purchases from both domestic and foreign suppliers. In January 1999, domestic steel wire rod producers initiated a Section 201 filing with the U.S. International Trade Commission ("ITC") alleging that rising import levels had resulted in serious injury to the domestic industry. In response to the ITC's report, in February 2000, President Clinton announced import relief for the domestic industry in the form of a "tariff-rate-quota" ("TRQ"), under which imported rod would be subject to duties once the imported quantities exceeded certain levels.

     In 2001, demand for wire rod in the United States fell by approximately 20% from the prior year. This reduction in demand was primarily related to the weakening in the domestic economy. In spite of reductions in wire rod production capacity due to mill closures during the year, domestic production together with the availability of imported material resulted in sufficient supply to wire rod consuming industries and a relatively stable pricing environment. The TRQ framework that was implemented in February 2000 provides for a gradual increase in the annual tonnage that may enter the domestic market each year as well as a gradual reduction in the applicable tariff for imports in excess of the quota. For the final year of the quota program, which is March 2002 to February 2003, the duty rate for imports in excess of the quota decreases to 5.0% from 7.5%. In November 2001, President Bush amended the terms of the TRQ by changing the administration of the quota system to a regional approach from the previous worldwide structure. In addition, administrative changes were made that are intended to balance the flow of imported material into the market. At this point in time, the Company is not able to determine the effect of these changes on the future supply of imported wire rod or the impact on pricing.

     In addition to the TRQ limitations, in August 2001, four domestic producers of wire rod filed anti-dumping and countervailing duty complaints against twelve wire rod exporting countries. These countries accounted for over 80% of the imported wire rod that entered the domestic market during the year preceding the filing.

     In recent years, the Company has relied on imported wire rod to satisfy between 10% and 40% of its total requirements. During 2001, purchases of imported wire rod accounted for approximately 32% of the Company's total wire rod purchases, all of which were subject to the TRQ. Approximately 24% of the Company's total wire rod purchases in 2001 originated in countries against which anti-dumping or countervailing duty petitions were filed in August 2001.

     The Company believes that these trade cases could result in a significant reduction in availability of imported wire rod from the affected countries and is pursuing alternative sources of supply. Although the Company believes that it will be able to locate alternative sources of supply that are sufficient to support the requirements of its markets, wire rod prices are expected to rise, particularly if domestic demand recovers.

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

EMPLOYEES

     As of September 29, 2001, the Company employed 968 people. The Company has collective bargaining agreements with labor unions at its Wilmington, Delaware and Jacksonville, Florida plants, which expire in November 2003 and April 2003, respectively. Approximately 72 employees were covered by these agreements and were eligible for union membership of which all were union members. The Company believes that its relations with the labor unions and its employees are satisfactory.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name                               Age          Position with the Company
----                               ---          -------------------------
Howard O. Woltz, Jr.                76          Chairman of the Board and a director
H.O. Woltz III                      45          President, Chief Executive Officer and a director
Gary D. Kniskern                    56          Vice President - Administration and Secretary
Michael C. Gazmarian                42          Chief Financial Officer and Treasurer

     Howard O. Woltz, Jr., has been a director and Chairman of the Board since 1958 and has served in various capacities for more than 46 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc., a publicly-held manufacturer of knit apparel and fabrics, for more than 35 years prior to its acquisition in 1988 by Russell Corporation.

     H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in 1991 and has served in various capacities for more than 23 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and also serves as President of IWP and FWC.

     Gary D. Kniskern was elected Vice President - Administration in 1994 and has served in various capacities for more than 21 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979.

     Michael C. Gazmarian joined Insteel as Chief Financial Officer and was elected Treasurer in 1994. He had been with Guardian Industries Corp., a privately held glass manufacturer, since 1986, serving in various financial capacities.

     The executive officers listed above were elected by the Board of Directors at its annual meeting held February 16, 2001 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 19, 2002.

ITEM 2.  PROPERTIES.

     Insteel's corporate headquarters are located in Mount Airy, North Carolina. IWP has nine manufacturing facilities located in Andrews, South Carolina (2 plants); Gallatin, Tennessee (2 plants); Dayton, Texas; Fredericksburg, Virginia; Mount Airy, North Carolina; Wilmington, Delaware; and Hickman, Kentucky. FWC has two manufacturing facilities located in Jacksonville and Sanderson Florida. In connection with the Company's exit from the galvanized strand business in May 2001, and its plans to exit the collated nail business, the Company is pursuing a sale of the Jacksonville, Florida facility and one of the Andrews, South Carolina facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

     The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol III. At December 11, 2001, there were 626 shareholders of record. Selected quarterly financial data appears under the caption "Financial Information by Quarter (Unaudited)" in Item 8(b) of this report.

     In June 2001, the Company announced that it had been notified by the NYSE that it had fallen below the continued listing criteria requiring total market capitalization of not less than $15.0 million over a 30 trading-day period. As required by the NYSE, the Company submitted a business plan to the Listings and Compliance Committee of the NYSE demonstrating how the Company intended to comply with the continued listing standards within eighteen months of the NYSE's notification. Following the NYSE's acceptance of the plan in August 2001, the Company's listing was continued, subject to quarterly monitoring by the Listings and Compliance Committee for compliance with the goals and initiatives as outlined in the plan. Failure to achieve the plan's financial and operational goals will likely result in the Company being subject to NYSE trading suspension and delisting.

     In November 2001, the Company announced that it had been notified by the NYSE that its share price had fallen below the continued listing criteria requiring an average closing price of not less than $1.00 over a consecutive 30 trading-day period. Following notification by the NYSE, the Company has up to six months by which time its share price and average share price over a consecutive 30 trading-day period may not be less than $1.00. The Company is currently considering alternatives to bring its average share price back into compliance with NYSE requirements. In the event that these requirements are not met by the end of the six-month period, the Company would be subject to NYSE trading suspension and delisting.

     In the event that trading in the Company's shares were suspended and the Company's shares were delisted from the NYSE, the Company believes that an alternative trading venue would be available.

     In November 2000, the Company suspended its quarterly cash dividend in connection with the terms of a covenant waiver with its senior lenders under its credit facility. Pursuant to an amendment to the credit facility, the Company is prohibited from making dividend payments (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities"). While the Company does not intend to pay cash dividends in the foreseeable future, it will continue to evaluate the strategic and financial rationale for the resumption of dividend payments.

ITEM 6. SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED
                                     -----------------------------------------------------------------------------------
                                     SEPTEMBER 29,     SEPTEMBER 30,     OCTOBER 2,       OCTOBER 3,       SEPTEMBER 30,
                                         2001              2000             1999             1998             1997
                                     -------------     -------------     ----------       ----------       -------------

Net sales                             $ 299,798         $ 315,285        $ 270,992        $ 266,147         $ 262,325
Restructuring charges                    28,299                --               --               --                --
Earnings (loss) from continuing
  operations before
  extraordinary loss                    (23,754)            2,121            9,986              328             2,536
Net earnings (loss)                     (23,754)            2,121            9,986              (80)             (341)
Earnings (loss) per share from
    continuing operations before
    extraordinary loss
    (basic and diluted)                   (2.81)             0.25             1.18             0.04              0.03
Net earnings (loss) per share
    (basic and diluted)                   (2.81)             0.25             1.18            (0.01)            (0.04)
Cash dividends per share                     --              0.24             0.24             0.24              0.24
Total assets                            198,846           245,784          167,896          147,131           171,476
Total debt                              100,705           105,000           46,817           36,363            52,293
Shareholders' equity                     50,064            77,439           77,329           69,260            71,322

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that reflect the Company's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as "expects," "plans," "believes," "will," "estimates," "intends," and other words of similar meaning that do not relate strictly to historical or current facts. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic and competitive conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company's primary raw material, hot rolled steel wire rod from domestic and foreign suppliers; the Company's ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact the Company's operating costs; continuation of good labor relations; the Company's ability to avoid events of default with respect to its indebtedness, particularly under its senior secured credit facility, as amended; and the Company's ability to refinance its current indebtedness in a timely manner and on favorable terms.

RESULTS OF OPERATIONS

STATEMENTS OF OPERATIONS - SELECTED DATA
(DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED
                                                    -----------------------------------------------------------------------------
                                                      SEPTEMBER 29,                  SEPTEMBER 30,                     OCTOBER 2,
                                                         2001            CHANGE           2000          CHANGE           1999
                                                      -------------     --------     -------------      -------        ----------
Net sales                                                $299,798          (5%)         $315,285           16%          $270,992
Gross profit                                               21,291         (33%)           32,002          (10%)           35,647
     Percentage of net sales                                  7.1%                          10.2%                           13.2%
Selling, general and administrative expense              $ 17,145         (11%)         $ 19,368           11%          $ 17,429
     Percentage of net sales                                  5.7%                           6.1%                            6.4%
Restructuring charges                                    $ 28,299         N/M           $     --          N/M           $     --
Operating income (loss)                                   (24,153)        N/M             12,634          N/M             18,218
     Percentage of net sales                                 (8.1%)                          4.0%                            6.7%
Interest expense                                         $ 14,767          65%          $  8,943          260%          $  2,482
     Percentage of net sales                                  4.9%                           2.8%                            0.9%
Effective income tax rate                                    37.7%                          38.2%                           36.3%
Net earnings (loss)                                      $(23,754)        N/M           $  2,121          N/M           $  9,986
     Percentage of net sales                                 (7.9%)                          0.7%                            3.7%


     "N/M" = not meaningful

2001 COMPARED WITH 2000

Net Sales

     Net sales decreased 5% to $299.8 million in 2001 from $315.3 million in 2000. The decrease in net sales was due to lower shipments as well as reduced average selling prices. Shipments fell 1% as a result of weaker market conditions and lower order levels for most of the Company's product lines. Average selling prices declined 4% due to competitive pricing pressures together with weakening demand. Sales of the Company's concrete reinforcing products (welded wire fabric and PC strand) rose 4% compared with the prior year while sales of wire products (industrial wire, nails and tire bead wire) fell 20%. Sales of concrete reinforcing products rose to 67% of consolidated sales in 2001 from 62% in 2000, while sales of wire products fell to 27% of consolidated sales from 32% in 2000. The changes in product mix were primarily due to lower sales of nails and industrial wire in 2001 together with increased sales of PC strand generated by FWC in comparison to the eight months of sales contributed in 2000 subsequent to the January 2000 acquisition date. Following the Company's sale of its galvanized strand business in May 2001 and its planned exit from the collated nail business, the Company will no longer generate revenues from these product lines.

Gross Profit

     Gross profit decreased 33% to $21.3 million, or 7.1% of net sales in 2001 from $32.0 million, or 10.2% of net sales in 2000. The decrease in gross profit was primarily due to the compression of spreads between average selling prices and raw material costs resulting from the competitive pricing pressures and lower average selling prices.

Selling, General and Administrative Expense

     Selling, general and administrative expense ("SG&A expense") decreased 11% to $17.1 million, or 5.7% of net sales in 2001 from $19.4 million, or 6.1% of net sales in 2000. The decrease was primarily related to the cost reduction measures that have been implemented by the Company.

Restructuring Charges

     The Company recorded $28.3 million of restructuring charges (pre-tax) in the third quarter of 2001. The charges consisted of non-cash impairment losses totaling $26.2 million associated with write-downs in the carrying values of the Company's tire bead wire and galvanized strand manufacturing facilities, and estimated plant closure costs of $2.1 million associated with the sale of the galvanized strand business located at the Jacksonville Florida facility. The $16.1 million impairment loss recorded on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. The $10.1 million impairment loss recorded on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility.

Interest Expense

     Interest expense increased $5.8 million to $14.8 million in 2001 from $8.9 million in 2000. The rise in interest expense was due to increases in amortization expense associated with capitalized financing costs ($2.5 million), average interest rates ($2.3 million) and average borrowing levels ($1.0 million). The increase in amortization expense was principally related to the acceleration in the original maturity date of the Company's senior secured credit facility and associated reduction in the period over which the capitalized financing costs are amortized together with additional lender fees. In addition, $1.0 million of amortization expense was recorded in 2001 to write off a portion of the capitalized financing costs as a result of the reduction in the amount of the revolving credit facility and the acceleration of the original maturity date.

Income Taxes

     The Company's effective income tax rate was 37.7% in 2001 compared to 38.2% in 2000.

Net Earnings (Loss)

     The Company's net loss for 2001 was $23.8 million, or $2.81 per share, compared with net earnings of $2.1 million, or 25 cents per share, in 2000. Excluding the restructuring charges (after-tax), the 2001 net loss was $6.4 million, or 76 cents per share.

2000 COMPARED WITH 1999

Net Sales

     Net sales increased 16% to $315.3 million in 2000 from $271.0 million in 1999 as a result of the revenues contributed by FWC, which was acquired in January 2000. On a comparable basis, excluding the sales of FWC, net sales decreased 7% primarily due to lower sales of industrial wire. Shipments rose 9% as a result of the additional volume provided by FWC, which offset an 8% decrease in the remainder of the Company's business. Average selling prices increased 6% primarily due to changes in the Company's product mix associated with the higher average selling prices for FWC's product lines. Sales of the Company's concrete reinforcing products (welded wire fabric and PC strand) rose 33% compared with the prior year while sales of wire products (industrial wire, nails and tire bead wire) fell 19%. Sales of concrete reinforcing products rose to 62% of consolidated sales in 2000 from 54% in 1999, while sales of wire products fell to 32% of consolidated sales from 46% in 1999.

The changes in product mix were primarily due to lower sales of industrial wire in 2000 together with increased sales of PC strand generated by FWC, which was acquired in January 2001, and increased sales of welded wire fabric contributed by the Hickman, Kentucky facility, which was acquired in April 1999.

Gross Profit

     Gross profit decreased 10% to $32.0 million, or 10.2% of net sales in 2000 from $35.6 million, or 13.2% of net sales in 1999. The decrease in gross profit was primarily due to operating inefficiencies associated with the reconfiguration of the industrial wire business, which resulted in unfavorable manufacturing costs as well as reduced sales. Gross profit was also negatively impacted by the compression in spreads between average selling prices and raw material costs in certain product lines. These unfavorable factors were partially offset by the incremental contribution from the FWC acquisition.

Selling, General and Administrative Expense

     SG&A expense rose 11% to $19.4 million, or 6.1% of net sales in 2000, from $17.4 million, or 6.4% of net sales in 1999. The increase was primarily due to the incremental expenses associated with FWC that were partially offset by lower incentive plan expenses.

Interest Expense

     Interest expense increased $6.5 million to $8.9 million in 2000 from $2.5 million in 1999. The increase in interest expense was due to the additional debt associated with the acquisition of FWC and the refinancing of the Company's credit facility, and resulted from increases in the Company's average borrowing levels ($3.2 million), average interest rates ($2.6 million) and the amortization expense associated with capitalized financing costs ($0.6 million).

Income Taxes

     The Company's effective income tax rate was 38.2% in 2000 compared to 36.3% in 1999.

Net Earnings

     Net earnings fell to $2.1 million, or 25 cents per share, in 2000 from $10.0 million, or $1.18 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED
                                                        ---------------------------------------------
                                                        SEPTEMBER 29,     SEPTEMBER 30,    OCTOBER 2,
                                                           2001              2000             1999
                                                        -------------     -------------    ----------
Net cash provided by (used for) operating activities      $    (733)       $  24,515        $  13,708
Net cash provided by (used for) investing activities          5,981          (74,088)         (21,840)
Net cash provided by (used for) financing activities         (4,295)          51,976            8,537
Working capital                                              42,411           38,336           35,633
Total debt                                                  100,705          105,000           46,817
     Percentage of total capital                                 67%              58%              38%
Shareholders' equity                                      $  50,064        $  77,439        $  77,329
     Percentage of total capital                                 33%              42%              62%
Total capital                                             $ 150,769        $ 182,439        $ 124,146

CASH FLOW ANALYSIS

     Operating activities used $0.7 million of cash in 2001 while providing $24.5 million and $13.7 million in 2000 and 1999, respectively. The decrease in 2001 was primarily due to the current year loss and associated change in deferred income taxes partially offset by the non-cash restructuring charges, compared with the prior year net earnings. In addition, the net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $1.0 million in the current year while providing $11.8 million in 2000. Depreciation and amortization rose by $1.8 million, or 16%, due to a $2.5 million increase in amortization expense associated with the capitalized financing costs related to the Company's senior secured credit facility. In 2000, reductions in inventories and receivables relative to the prior year (excluding the FWC-related additions) offset the decrease in net earnings. In addition, depreciation and amortization rose by $2.3 million, or 26%, due to depreciation and goodwill amortization related to the FWC acquisition together with the amortization of capitalized financing costs associated with the Company's senior secured credit facility. In 1999, the higher earnings level was partially offset by a planned build in inventories in anticipation of rising raw material prices and the potential unfavorable impact of trade actions filed by domestic rod producers.

     Investing activities provided $6.0 million of cash in 2001 while using $74.1 million and $21.8 million in 2000 and 1999, respectively. The cash provided in 2001 was principally related to the proceeds from the sale of certain of the assets of the Company's galvanized strand and nail businesses. In 2000, investing activities include the $66.6 million acquisition of FWC, and in 1999, the investments totaling $6.6 million associated with SRP and the $8.4 million acquisition of a concrete reinforcing business. Capital expenditures amounted to $2.3 million, $9.2 million and $7.3 million in 2001, 2000 and 1999, respectively. The decrease in capital expenditures for 2001 was primarily related to the curtailment of the Company's capital outlays in connection with its efforts to reduce debt. The Company expects that capital expenditures will remain at reduced levels in 2002 in comparison to the recent historical levels prior to 2001

     Financing activities used $4.3 million of cash in 2001 while providing $52.0 million and $8.5 million in 2000 and 1999, respectively. The reduction in financing requirements in 2001 was primarily related to the Company's debt reduction efforts in the current year. In 2000, the Company entered into a new senior secured credit facility which was used to fund the acquisition of FWC and pay off the balances outstanding on its previous unsecured revolving credit facility. The Company also executed a sale-leaseback transaction that generated $2.8 million of cash, which was used to pay down the term loan balance outstanding on the credit facility. In 1999, the increase in financing requirements was primarily related to the investment in SRP and the acquisition of a concrete reinforcing business.

     As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's floating rate debt to fixed rate debt. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. As of September 29, 2001, the fair value of these swap agreements was ($5.0 million) and was recorded in other liabilities on the Company's consolidated balance sheet.

     The Company's total debt to capital ratio increased to 67% at September 29, 2001 compared with 58% and 38% at September 30, 2000 and October 2, 1999, respectively. The increase was primarily related to the net loss of $23.8 million in 2001 and related reduction in shareholder's equity together with the additional debt employed to finance the $66.6 million acquisition of FWC in January 2000.

CREDIT FACILITIES

     In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of FWC and pay off the balances outstanding on the Company's previous $60.0 million unsecured revolving credit facility.

     Through a series of amendments to the credit agreement, the most recent which was executed in November 2001, the Company and its senior lenders agreed to certain modifications in the senior secured credit facility. Under the terms of these amendments, the maturity date of the credit facility was accelerated from January 31, 2005 to October 15, 2002 and the amount of the revolving credit facility was reduced from $60.0 million to $50.0 million. In addition, the Company is subject to financial covenants that require the maintenance of earnings before interest, taxes, depreciation and amortization ("EBITDA") and net worth above specified levels. The amendments also provided for certain other terms and conditions, including: (1) a deferral in the payment dates and reduction in the amounts of the principal payments on the term loan; and (2) restrictions that prevent the payment of dividends or the repurchase of shares of the Company's common stock.

     Under the amended terms of the credit agreement, interest rates are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus an applicable interest rate margin. As of September 29, 2001, the interest rate on the senior secured credit facility was 8.50%. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. The amendments have significantly increased the Company's interest expense as a result of: (1) scheduled increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company's stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility; and (3) higher amortization expense due to the acceleration of the original maturity date of the credit facility and associated reduction in the period over which the capitalized financing costs are amortized. Upon an event of default, the lenders would be entitled to the right to payment of that portion of the fees that are calculated based upon the Company's stock price.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At September 29, 2001, approximately $5.0 million was available under the revolving credit facility and $57.5 million was outstanding on the term loan. The senior secured credit facility is collateralized by all of the Company's assets.

     The Company intends to refinance the senior secured credit facility prior to its amended maturity date of October 15, 2002. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

OUTLOOK

     The Company believes that the general weakening in the economy together with the increased uncertainty and volatility in demand will continue to create challenging business conditions in 2002. In addition, reduced domestic capacity together with the pending antidumping and countervailing duty actions could significantly reduce the supply of hot rolled carbon steel wire rod, the Company's primary raw material, to domestic producers of steel wire products, leading to higher prices and compressed profit margins.

     In view of the Company's recent financial performance and the expected continuation of difficult market conditions, it is continuing to pursue a range of initiatives to reduce operating costs and debt. During 2001, the Company completed staffing reductions, curtailed discretionary spending, and achieved higher productivity levels at its manufacturing facilities in reducing operating costs. The Company anticipates that the reductions in operating costs together with the suspension of its cash dividend, curtailment of capital outlays, improved management of working capital and disposal of excess assets will facilitate reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for 2002 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN EXCHANGE EXPOSURE

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of September 29, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(A)  FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of September 29, 2001 and September 30, 2000                                         13
    Consolidated Statements of Operations for the three years ended September 29, 2001, September 30, 2000 and
    October 2, 1999                                                                                                     14
    Consolidated Statements of Shareholders' Equity for the three years ended September 29, 2001, September 30,
    2000 and October 2, 1999                                                                                            15
    Consolidated Statements of Cash Flows for the three years ended September 29, 2001, September 30, 2000 and
    October 2, 1999                                                                                                     16
    Notes to Consolidated Financial Statements                                                                          17
    Report of Management                                                                                                31
    Report of Independent Public Accountants                                                                            32
    Schedule II - Valuation and Qualifying Accounts for the three years ended September 29, 2001, September 30,
    2000 and October 2, 1999                                                                                            33
    Report of Independent Public Accountants on Schedule                                                                34


(B)  SUPPLEMENTARY DATA

     Selected quarterly financial data is as follows:

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR PER SHARE AND PRICE DATA)



                                                              QUARTER ENDED
                                       ------------------------------------------------------------
                                       DECEMBER 30       MARCH 31       JUNE 30       SEPTEMBER 29
                                       -------------   -------------  -------------   -------------
2001
OPERATING RESULTS
  Net sales                                 $68,939         $70,834        $82,418         $77,607
  Gross profit                                2,915           3,078          8,369           6,929
  Restructuring charges                          --              --         28,299              --
  Net earnings (loss)                        (3,560)         (4,187)       (16,445)            438
PER SHARE DATA

  Net earnings (loss) (basic and              (0.42)          (0.49)         (1.94)           0.05
  diluted)
  Cash dividends                                 --              --             --              --
  Stock prices
     High                                      4.50            3.38           2.04            1.50
     Low                                       0.94            1.65           1.13            0.65


                                                              QUARTER ENDED
                                       ------------------------------------------------------------
                                        JANUARY 1        APRIL 1         JULY 1       SEPTEMBER 30
                                       -------------   -------------  -------------   -------------
2000
OPERATING RESULTS
  Net sales                                 $58,571         $78,822        $90,922         $86,970
  Gross profit                                6,117           9,294         10,793           5,798
  Net earnings (loss)                           850             898          1,454          (1,081)
PER SHARE DATA
  Net earnings (loss) (basic and
  diluted)                                     0.10            0.11           0.17           (0.13)
  Cash dividends                               0.06            0.06           0.06            0.06
  Stock prices
     High                                      9.34            8.91           6.79            6.61
     Low                                       6.51            4.83           5.14            3.75

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 29,    SEPTEMBER 30,
                                                                    2001           2000
                                                              ---------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $   4,183       $   3,230
  Accounts receivable, net                                          43,912          42,614
  Inventories                                                       34,576          48,475
  Prepaid expenses and other                                         4,645           7,515
                                                                 ---------       ---------
    Total current assets                                            87,316         101,834
Property, plant and equipment, net                                  74,234         110,191
Other assets                                                        37,296          33,759
                                                                 ---------       ---------
    Total assets                                                 $ 198,846       $ 245,784
                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                               $  32,293       $  43,466
  Accrued expenses                                                   9,692           9,912
  Current portion of long-term debt                                  2,920          10,120
                                                                 ---------       ---------
    Total current liabilities                                       44,905          63,498
Long-term debt                                                      97,785          94,880
Deferred income taxes                                                   --           8,934
Other liabilities                                                    6,092           1,033
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value
    Authorized shares: 1,000
    None issued                                                         --              --
  Common stock, $2 stated value
    Authorized shares: 20,000
    Issued and outstanding shares: 2001, 8,460; 2000, 8,460         16,920          16,920
  Additional paid-in capital                                        38,327          38,327
  Retained earnings (deficit)                                       (1,562)         22,192
  Accumulated other comprehensive loss                              (3,621)             --
                                                                 ---------       ---------
    Total shareholders' equity                                      50,064          77,439
                                                                 ---------       ---------
      Total liabilities and shareholders' equity                 $ 198,846       $ 245,784
                                                                 =========       =========


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                              YEAR ENDED
                                                             -------------------------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                                2001             2000           1999
                                                             -------------   -------------   -----------
Net sales                                                      $ 299,798       $ 315,285      $ 270,992
Cost of sales                                                    278,507         283,283        235,345
                                                               ---------       ---------      ---------
    Gross profit                                                  21,291          32,002         35,647
Selling, general and administrative expense                       17,145          19,368         17,429
Restructuring charges                                             28,299              --             --
                                                               ---------       ---------      ---------
    Operating income (loss)                                      (24,153)         12,634         18,218
Interest expense                                                  14,767           8,943          2,482
Other expense (income)                                              (802)            258             59
                                                               ---------       ---------      ---------
    Earnings (loss) before income taxes                          (38,118)          3,433         15,677
Provision (benefit) for income taxes                             (14,364)          1,312          5,691
                                                               ---------       ---------      ---------
        Net earnings (loss)                                    $ (23,754)      $   2,121      $   9,986
                                                               =========       =========      =========
        Net earnings (loss) per share (basic and diluted)      $   (2.81)      $    0.25      $    1.18
                                                               =========       =========      =========
        Cash dividends per share                               $      --       $    0.24      $    0.24
                                                               =========       =========      =========


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                       YEAR ENDED
                                        ------------------------------------------
                                        SEPTEMBER 29,  SEPTEMBER 30,    OCTOBER 2,
                                            2001           2000           1999
                                        -------------  -------------    ----------
COMMON STOCK:
  Balance, beginning of year              $ 16,920       $ 16,914       $ 16,885
  Stock options exercised                       --              6             29
                                          --------       --------       --------
    Balance, end of year                  $ 16,920       $ 16,920       $ 16,914
                                          ========       ========       ========
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year              $ 38,327       $ 38,314       $ 38,232
  Stock options exercised                       --             13             82
                                          --------       --------       --------
    Balance, end of year                  $ 38,327       $ 38,327       $ 38,314
                                          ========       ========       ========

RETAINED EARNINGS (DEFICIT):
  Balance, beginning of year              $ 22,192       $ 22,101       $ 14,143
  Cash dividends declared                       --         (2,030)        (2,028)
  Net earnings (loss)                      (23,754)         2,121          9,986
                                          --------       --------       --------
    Balance, end of year                  $ (1,562)      $ 22,192       $ 22,101
                                          ========       ========       ========
ACCUMULATED OTHER COMPREHENSIVE LOSS      $ (3,621)      $     --       $     --
                                          ========       ========       ========
    Total shareholders' equity            $ 50,064       $ 77,439       $ 77,329
                                          ========       ========       ========


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED
                                                                                 -------------------------------------------
                                                                                 SEPTEMBER 29,    SEPTEMBER 30,   OCTOBER 2,
                                                                                    2001              2000          1999
                                                                                 -------------    -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                           $ (23,754)      $   2,121       $   9,986
    Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities (net of effect of
        acquisitions):
            Depreciation and amortization                                            13,000          11,203           8,908
            Loss (gain) on sale of assets                                               (67)            774             (75)
            Restructuring charges                                                    28,299              --              --
            Deferred income taxes                                                   (11,379)          1,139           1,732
            Net changes in assets and liabilities:
                Accounts receivable, net                                             (2,619)          3,862          (2,338)
                Inventories                                                          12,534           8,371          (4,168)
                Accounts payable and accrued expenses                               (11,702)           (381)            217
                Other changes                                                        (5,045)         (2,574)           (554)
                                                                                  ---------       ---------       ---------
                    Total adjustments                                                23,021          22,394           3,722
                                                                                  ---------       ---------       ---------
                        Net cash provided by (used for) operating activities           (733)         24,515          13,708
                                                                                  ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (2,257)         (9,230)         (7,344)
    Acquisitions of businesses                                                           --         (66,594)        (11,647)
    Payment of acquisition-related costs                                                 --          (1,453)             --
    Dispositions of businesses                                                        8,078              --              --
    Purchases of short-term investments                                                  --              --          (1,875)
    Proceeds from (issuance of) notes receivable                                       (442)            173          (1,290)
    Proceeds from sale of property, plant and equipment                                 602           3,016             316
                                                                                  ---------       ---------       ---------
                        Net cash provided by (used for) investing activities          5,981         (74,088)        (21,840)
                                                                                  ---------       ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from long-term debt                                                     81,100         197,458         106,435
    Principal payments on long-term debt                                            (85,395)       (139,275)        (95,981)
    Payment of debt issuance costs                                                       --          (4,196)             --
    Proceeds from exercise of stock options                                              --              19             111
    Cash dividends paid                                                                  --          (2,030)         (2,028)
                                                                                  ---------       ---------       ---------
                        Net cash provided by (used for) financing activities         (4,295)         51,976           8,537
                                                                                  ---------       ---------       ---------
Net increase in cash and cash equivalents                                               953           2,403             405
Cash and cash equivalents at beginning of period                                      3,230             827             422
                                                                                  ---------       ---------       ---------
Cash and cash equivalents at end of period                                        $   4,183       $   3,230       $     827
                                                                                  =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                  $  12,205       $   8,363       $   1,947
        Income taxes                                                                      5           2,261           3,723


See accompanying notes to consolidated financial statements.

                    INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                (Amounts in thousands, except for per share data)


(1)  DESCRIPTION OF BUSINESS

     Insteel Industries, Inc. ("Insteel" or "the Company") is one of the nation's largest manufacturers of wire products. The Company manufactures and markets concrete reinforcing products, industrial wire, nails and tire bead wire for a broad range of construction and industrial applications. Insteel is the parent holding company for two wholly-owned operating subsidiaries, Insteel Wire Products Company ("IWP") and Florida Wire and Cable, Inc. ("FWC").

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR. The Company's fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2001, 2000 and 1999 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

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

     SHIPPING AND HANDLING COSTS. Costs incurred in the shipping and handling of customers' goods are included in cost of sales. Revenues derived from billings to customers for shipping and handling costs are included in net sales.

     INVENTORIES. Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost or otherwise stated at reduced values to the extent of asset impairment write-downs. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; land improvements, 5 - 15 years. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2001, 2000 or 1999.

     OTHER ASSETS. Other assets consist principally of goodwill, non-current deferred tax assets, assets held for sale, investments in affiliated companies, the cash surrender value of life insurance policies, capitalized financing costs, long-term notes receivable and various intangible assets. Investments in affiliated companies are accounted for using the equity method. Goodwill and other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line basis over the economic lives of the respective assets.

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

                (Amounts in thousands, except for per share data)


     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts for cash and cash equivalents, accounts and notes receivable, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying amount of long-term debt approximates its estimated fair value under the amended terms of the Company's senior secured credit facility (see Note 5 - Credit Facilities).

     INCOME TAXES. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

     EARNINGS PER SHARE. Basic earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and other dilutive equity securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The discontinuation of goodwill and intangibles amortization as required under SFAS 142 will increase earnings before taxes by approximately $711 over each of the next 18.25 years. The Company is currently assessing whether to adopt the new standard in fiscal 2002 or fiscal 2003 and is uncertain at this time if an impairment charge will be required upon adoption.

     RECLASSIFICATIONS. Certain 2000 amounts in the accompanying consolidated balance sheet have been reclassified in order to conform with their 2001 presentation.

(3)  ACQUISITIONS AND DIVESTITURES

     DIVESTITURE OF GALVANIZED STRAND BUSINESS. In May 2001, the Company sold certain assets related to its galvanized strand business for $8.1 million and recorded a gain of $0.3 million in other income on its consolidated statement of operations. Under the terms of the agreement, the Company agreed to continue to manufacture galvanized strand for the acquirer of the business until equipment was relocated to the acquirer's production facilities. Following the completion of the transition period with the acquirer in October 2001, the Company ceased the operations of the galvanized strand facility and is pursuing a sale of the remaining assets.

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

     A summary of the purchase price and the purchase price allocation based on the net assets as of January 31, 2000 is as follows:

                           PURCHASE PRICE
                           --------------

Cash paid to GSTOC                                                       $ 66,600
Financial advisors, accounting, legal and other direct acquisition
costs                                                                       1,453
                                                                         --------
    Total purchase price                                                 $ 68,053
                                                                         ========

                    ALLOCATION OF PURCHASE PRICE
                    ----------------------------

Total purchase price                                                     $ 68,053
Less: net book value of tangible net assets acquired                      (34,368)
                                                                         --------
    Excess of cost over net book value of tangible net assets
      acquired                                                             33,685

Adjustments to record assets and liabilities at fair market value:
    Inventories                                                             1,021
    Property, plant and equipment                                         (14,830)
    Deferred tax assets                                                    (2,446)
    Accrued expenses                                                        2,441
    Other                                                                      11
                                                                         --------
        Total adjustments                                                 (13,803)
                                                                         --------
Goodwill and other intangibles                                           $ 19,882
                                                                         ========


     Following the acquisition of FWC, the Company relocated certain FWC administrative activities to the Company's headquarters, terminated certain management and administrative support employees of FWC, and exited certain facility leases. Additional purchase price liabilities of approximately $2.0 million were recorded for severance and other exit costs related to these plans. As of September 29, 2001, the remaining estimated severance and other exit costs to be paid were $426.

     A reconciliation of activity with respect to these liabilities, which are included in accrued expenses on the consolidated balance sheet as of September 29, 2001 and September 30, 2000, is as follows:

                                                                                YEAR ENDED
                                              -------------------------------------------------------------------------------
                                                         SEPTEMBER 29, 2001                      SEPTEMBER 30, 2000
                                              -------------------------------------     -------------------------------------
                                                            OTHER EXIT                               OTHER EXIT
                                              SEVERANCE       COSTS         TOTAL       SEVERANCE      COSTS           TOTAL
                                              ---------     ----------     --------     ---------    ----------      --------
Recognized as liabilities assumed and
    included in purchase price allocation      $   740       $     2       $   742       $ 1,857       $   142       $ 1,999
Payments made or reserve utilized                 (314)           (2)         (316)       (1,117)         (140)       (1,257)
                                               -------       -------       -------       -------       -------       -------
   Balance, end of year                        $   426       $    --       $   426       $   740       $     2       $   742
                                               =======       =======       =======       =======       =======       =======

                (Amounts in thousands, except for per share data)


     The following unaudited pro forma information has been prepared as if the acquisition had occurred as of the beginning of fiscal 1999:

                                                  YEAR ENDED
                                          --------------------------
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

     ACQUISITION OF CONCRETE REINFORCING BUSINESS. In April 1999, the Company acquired the assets of the concrete reinforcing business of Northwestern Steel and Wire Company ("Northwestern"). Under the terms of the purchase agreement, the Company acquired the inventory, property, plant and equipment of Northwestern's Hickman, Kentucky facility for approximately $8.4 million. In addition, the companies entered into a three-year agreement under which Northwestern will supply Insteel with a portion of its raw material requirements.

     INVESTMENT IN STRUCTURAL REINFORCEMENT PRODUCTS. In January 1999, the Company acquired a 25% interest in Structural Reinforcement Products, Inc. ("SRP"), a manufacturer of welded wire fabric products for the construction industry. Under the terms of the purchase agreement, the Company acquired 25% of the common stock in SRP for $3.3 million. In addition, the Company provided SRP with $1.5 million of debt financing and $1.9 million of collateral to support its existing credit facility in assuming a proportionate share of SRP's debt-related obligations.

     The Company is accounting for its investment in SRP on an equity basis and, accordingly, is including its share of SRP's earnings in its consolidated earnings. The Company recorded equity income of $160 in 2001 and $140 in 2000, and an equity loss of $149 in 1999 in other expense on its consolidated statement of operations.

(4)  RESTRUCTURING CHARGES

     The Company recorded $28.3 million of restructuring charges (pre-tax) in the third quarter of 2001. The charges consisted of non-cash impairment losses totaling $26.2 million associated with write-downs in the carrying values of the Company's tire bead wire and galvanized strand manufacturing facilities, and estimated plant closure costs of $2.1 million associated with the sale of the galvanized strand business.

     The $16.1 million impairment loss recorded on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. In determining the impairment loss, the Company considered historical performance and future estimated results in the evaluation of potential impairment. This analysis indicated that the carrying amount of the assets was not recoverable through the future undiscounted cash flows expected to result from the use of the assets.

     The $10.1 million impairment loss on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility. The impairment charges on the tire bead wire and galvanized strand facilities reflect a reduction in the carrying value of the property, plant and equipment to their estimated fair market value based on estimates of current selling prices less the associated selling costs. The $2.1 million of estimated plant closure costs associated with the sale of the galvanized strand business consisted of $1.1 million for estimated losses through the completion of contractual obligations with the acquirer, $0.6 million for employee separation costs, and $0.4 million for the early termination of contractual obligations and inventory valuation adjustments.

                (Amounts in thousands, except for per share data)


     A reconciliation of the restructuring charge activity associated with the plant closure costs as of September 29, 2001 is as follows:

                                                               BALANCE AT
                                        TOTAL       CASH      SEPTEMBER 29,
                                        CHARGE     PAYMENTS      2001
                                        ------     --------   -------------
Severance costs                         $  628      $  220      $  408
Estimated operating losses through
    the completion of contractual
    obligations                          1,097         559         538

Other costs                                350         160         190
                                        ------      ------      ------
    Total                               $2,075      $  939      $1,136
                                        ======      ======      ======

(5)  CREDIT FACILITIES

     Scheduled maturity dates and interest rates (as of September 29, 2001 and September 30, 2000) related to the Company's debt are as follows:

                                                                                  SEPTEMBER 29,  SEPTEMBER 30,
                                                   INTEREST RATE      MATURITY        2001          2000
                                                   -------------      --------    -------------  -------------
Term loan                                              8.50%            2002        $ 57,535     $ 69,000
Revolving credit facility                              8.50%            2002          40,490       32,700
Industrial revenue refunding bonds                 7.63% - 7.75%        2005           1,400        1,680
Industrial development revenue
    refunding bonds                                    4.50%            2003             680        1,020
Mortgage note                                                                            600          600
                                                                                    --------     --------
    Total long-term debt                                                             100,705      105,000
Less current maturities                                                                2,920       10,120
                                                                                    --------     --------
    Long-term debt, excluding current maturities                                    $ 97,785     $ 94,880
                                                                                    ========     ========

     In January 2000, the Company entered into a $140.0 million senior secured credit facility with a group of banks, consisting of a $60.0 million revolving credit loan and a $80.0 million term loan. Borrowings under the new credit facility were used to fund the acquisition of FWC and pay off the balances outstanding on the Company's previous $60.0 million unsecured revolving credit facility.

     Through a series of amendments to the credit agreement, the most recent which was executed in November 2001, the Company and its senior lenders agreed to certain modifications in the senior secured credit facility. Under the terms of these amendments, the maturity date of the credit facility was accelerated from January 31, 2005 to October 15, 2002 and the amount of the revolving credit facility was reduced from $60.0 million to $50.0 million. In addition, the Company is subject to financial covenants that require the maintenance of earnings before interest, taxes, depreciation and amortization ("EBITDA") and net worth above specified levels. The amendments also provided for certain other terms and conditions, including: (1) a deferral in the payment dates and reduction in the amounts of the principal payments on the term loan; and (2) restrictions that prevent the payment of dividends or the repurchase of shares of the Company's common stock.

     Under the amended terms of the credit agreement, interest rates are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus an applicable interest rate margin. As of September 29, 2001, the interest rate on the senior secured credit facility was 8.50%. In addition, a commitment fee is payable on the unused portion of the revolving credit facility. The amendments have significantly increased the Company's interest expense as a result of: (1) scheduled increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company's stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility; and (3) higher amortization expense due to the acceleration of the original maturity date of the credit facility and associated reduction in the period over which the capitalized financing costs are amortized. Upon an event of default, the lenders would be entitled to the right to payment of that portion of the fees that are calculated based upon the Company's stock price.

                (Amounts in thousands, except for per share data)


     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At September 29, 2001, approximately $5.0 million was available under the revolving credit facility and $57.5 million was outstanding on the term loan. The senior secured credit facility is collateralized by all of the Company's assets.

     The Company intends to refinance the senior secured credit facility prior to its amended maturity date of October 15, 2002. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

     As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's variable rate debt to fixed rate debt. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. As of September 29, 2001, the fair value of these swap agreements was ($5.0 million) and was recorded in other liabilities on the Company's consolidated balance sheet.

     Aggregate scheduled maturities of long-term debt (reflecting the amended terms of the senior secured credit facility) for the next five years are as follows: 2002, $2.9 million; 2003, $96.3 million; 2004, $0.3 million; 2005, $0.3 million; 2006, $0.3 million. Capitalized financing costs associated with the senior secured facility were $1.8 million at September 29, 2001 and $4.3 million at September 30, 2000, and are being amortized on a straight-line basis over the remaining term of the facility.

(6)  SHAREHOLDERS' EQUITY

     Shares of common stock outstanding are as follows:

                                              YEAR ENDED
                             -------------------------------------------
                             SEPTEMBER 29,   SEPTEMBER 30,    OCTOBER 2,
                                 2001           2000            1999
                             -------------   -------------    ----------
Balance, beginning of year      8,460           8,457           8,443
Stock options exercised            --               3              14
                                -----           -----           -----
  Balance, end of year          8,460           8,460           8,457
                                =====           =====           =====

(7)  STOCK OPTION PLANS

     The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans vest over five years and expire ten years from the date of the grant.

     A summary of stock option activity follows:

                                                                 EXERCISE PRICE PER SHARE
                                                              --------------------------------
                                        OPTIONS                                       WEIGHTED
                                      OUTSTANDING                  RANGE              AVERAGE
                                      -----------             --------------          --------
Balance, October 3, 1998                   626                $4.69 - $10.44           $7.41
  Granted                                  229                 4.75 -   9.19            7.61
  Exercised                                (14)                4.69 -   8.94            7.58
  Cancelled                               (217)                4.69 -  10.44            8.85
                                         -----
Balance, October 2, 1999                   624                 4.69 -   9.19            6.98
  Granted                                  225                 5.25 -   8.38            6.52
  Exercised                                 (3)                4.69 -   8.63            6.36
                                         -----
Balance, September 30, 2000                846                 4.69 -   9.19            6.86
  Granted                                  345                 2.12 -   2.12            2.12
  Cancelled                                (7)                 8.63 -   8.63            8.63
                                         -----
Balance, September 29, 2001              1,184                 2.12 -   9.19            5.46
                                         =====

                (Amounts in thousands, except for per share data)


     The weighted average characteristics of outstanding stock options at September 29, 2001 for various price ranges are as follows:


                                            OUTSTANDING OPTIONS                     EXERCISABLE OPTIONS
                                  -----------------------------------------       -------------------------
                                                                WEIGHTED                        WEIGHTED
                                               REMAINING         AVERAGE                        AVERAGE
RANGE OF EXERCISE PRICES          SHARES      LIFE (YEARS)        PRICE           SHARES         PRICE
---------------------------       --------    ------------     ------------       --------    -------------
$    2.12   -   $     2.12            345             9.4      $      2.12             80      $      2.12
     4.69   -         6.38            331             7.6             5.31            218             5.34
     6.56   -         7.88            297             5.2             7.17            262             7.25
     8.38   -         9.19            211             7.2             8.76            137             8.81

     At September 29, 2001, 522 shares were available for future grants under the plans. Options exercisable were 697 at September 29, 2001 and 499 at September 30, 2000. The weighted average exercise price for these shares was $6.37 for 2001 and $7.00 for 2000.

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

                                                                                   YEAR ENDED
                                                          --------------------------------------------
                                                          SEPTEMBER 29,     SEPTEMBER 30,   OCTOBER 2,
                                                              2001              2000            1999
                                                          -------------     -------------   ----------
Net earnings (loss) - as reported                         $    (23,754)      $   2,121      $   9,986
Net earnings (loss) - pro forma                                (24,107)          1,823          9,763
Basic net earnings (loss) per share - as reported                (2.81)           0.25           1.18
Basic net earnings (loss) per share - pro forma                  (2.85)           0.22           1.16
Diluted net earnings (loss) per share - as reported              (2.81)           0.25           1.18
Diluted net earnings (loss) per share - pro forma                (2.85)           0.21           1.15



     The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                               YEAR ENDED
                            ---------------------------------------------
                            SEPTEMBER 29,    SEPTEMBER 30,     OCTOBER 2,
                                2001             2000            1999
                            -------------    -------------     ----------
Expected life (in years)         5.0             5.0             5.0
Risk-free interest rate          5.1%            6.3%            5.4%
Expected volatility              0.85            0.50            0.40
Expected dividend yield          0.0%            3.0%            3.0%


     The weighted average estimated fair values of options granted during 2001, 2000 and 1999 were $1.64, $2.85 and $2.75 per share, respectively.

                (Amounts in thousands, except for per share data)


(8)  INCOME TAXES

     The provision (benefit) for income taxes consisted of:

                                                              YEAR ENDED
                                             -------------------------------------------
                                             SEPTEMBER 29,   SEPTEMBER 30,    OCTOBER 2,
                                                 2001            2000           1999
                                             -------------   -------------    ----------
Earnings (loss) before income taxes            $(38,118)       $  3,433       $ 15,677
Provision (benefit) for income taxes:
     Current:
         Federal                               $ (3,034)       $     60       $  3,488
         State                                       49             113            471
                                               --------        --------       --------
                                                 (2,985)            173          3,959
     Deferred:
         Federal                                (10,149)            967          1,569
         State                                   (1,230)            172            163
                                               --------        --------       --------
                                                (11,379)          1,139          1,732
                                               --------        --------       --------
     Provision (benefit) for income taxes      $(14,364)       $  1,312       $  5,691
                                               ========        ========       ========
Effective income tax rate                          37.7%           38.2%          36.3%
                                               ========        ========       ========


     The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to the Company's earnings (loss) before taxes as a result of the following differences:

                                                                                  YEAR ENDED
                                                                 ------------------------------------------
                                                                 SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                                      2001           2000          1999
                                                                 -------------   -------------   ----------
Provision (benefit) for income taxes at federal statutory rate      $(13,341)      $  1,167      $  5,409
State income taxes, net of federal income tax benefit                 (1,144)            74           308
Other, net                                                               121             71           (26)
                                                                    --------       --------      --------
    Provision (benefit) for income taxes                            $(14,364)      $  1,312      $  5,691
                                                                    ========       ========      ========

     Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

                                                                           YEAR ENDED
                                                                  -----------------------------
                                                                  SEPTEMBER 29,   SEPTEMBER 30,
                                                                       2001          2000
                                                                  -------------   -------------
DEFERRED TAX ASSETS:
Accrued expenses or asset reserves for financial
     statements, not yet deductible for tax purposes                $  5,163       $  6,158
Alternative minimum tax credit carryforwards                           2,201            400
Federal and state net operating loss carryforwards                     2,047              0
Unrealized loss on hedge instruments                                   1,920              0
                                                                    --------       --------
    Gross deferred tax assets                                         11,331          6,558

DEFERRED TAX LIABILITIES:

Plant and equipment principally due to differences in
     depreciation, impairment charges and capitalized interest        (2,143)       (10,844)
Other reserves                                                          (220)           (11)
Prepaid expenses for financial statements that were
     deducted for tax purposes                                             0           (361)
                                                                    --------       --------
    Gross deferred tax liabilities                                    (2,363)       (11,216)
                                                                    --------       --------
        Net deferred tax asset (liability)                          $  8,968       $ (4,658)
                                                                    ========       ========

                (Amounts in thousands, except for per share data)


     The Company has recorded a current deferred tax asset of $3.2 million at September 29, 2001 and $4.3 million at September 30, 2000 in prepaid expenses and other on its consolidated balance sheet. In addition, the Company has recorded a current income tax refund receivable of $3.0 million in accounts receivable, net on its consolidated balance sheet. The Company has gross federal operating loss carryforwards of $3.5 million that will expire in 20 years and gross state operating loss carryforwards of $19.3 million that begin to expire in two years, but principally expire in 15 - 20 years. The Company also has federal alternative minimum tax credit carryforwards of $2.2 million that do not expire.

     The realization of the Company's deferred tax assets is entirely dependent upon the Company's ability to generate future taxable income. Generally accepted accounting principles require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on long-term historical financial performance and projections of future operations, the Company believes that the net deferred tax asset of $9.0 million will be fully realized and, as such, no valuation allowance has been recorded as of September 29, 2001. The need for a valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances, with any such changes reflected as adjustments to income tax expense in the period recorded.

(9)  EMPLOYEE BENEFIT PLANS

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

     Prior to September 1999, the Company had another defined benefit pension plan, the Pension Plan of Insteel Industries, Inc. ("the Insteel Plan"). In October 1997, the Company froze all benefit accruals for additional years of credited service for plan participants. In August 1998, the Company terminated the plan, recognizing a gain based upon the curtailment of plan benefits and settlements that had been made to date. The Company recorded a $1.2 million gain in other income relating to the plan termination. The settlement of the plan was completed in September 1999 and the Company recorded a settlement loss of $401.

                (Amounts in thousands, except for per share data)


     The following table provides a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at September 29, 2001 and September 30, 2000:

                                                                         DELAWARE PLAN
                                                                           YEAR ENDED
                                                                  -----------------------------
                                                                  SEPTEMBER 29,   SEPTEMBER 30,
                                                                      2001            2000
                                                                  -------------   -------------
CHANGE IN BENEFIT OBLIGATION:

    Benefit obligation at beginning of year                           $ 3,796       $ 3,939
    Service cost                                                           67            58
    Interest cost                                                         255           250
    Amendments                                                             --             6
    Actuarial gain                                                        (42)         (273)
    Benefits paid                                                        (338)         (184)
                                                                      -------       -------
        Benefit obligation at end of year                             $ 3,738       $ 3,796
                                                                      =======       =======

CHANGE IN PLAN ASSETS:

    Fair value of plan assets at beginning of year                    $ 3,672       $ 3,080
    Actual return on plan assets                                         (769)          743
    Employer contributions                                                 65            33
    Other                                                                (112)           --
    Benefits paid                                                        (338)         (184)
                                                                      -------       -------
        Fair value of plan assets at end of year                      $ 2,518       $ 3,672
                                                                      =======       =======

RECONCILIATION OF FUNDED STATUS TO NET AMOUNT RECOGNIZED:

    Funded status                                                     $(1,220)      $  (124)
    Unrecognized net gain (loss)                                          946          (171)
    Unrecognized prior service cost                                        13            15
    Unrecognized transition obligation                                     --             6
                                                                      -------       -------
        Net amount recognized                                         $  (261)      $  (274)
                                                                      =======       =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSIST OF:

    Accrued benefit liability                                         $(1,220)      $  (274)
    Accumulated other comprehensive loss                                  959            --
                                                                      -------       -------
        Net amount recognized                                         $  (261)      $  (274)
                                                                      =======       =======


Net periodic pension cost includes the following components:

                                                          INSTEEL PLAN                                  DELAWARE PLAN
                                                           YEAR ENDED                                     YEAR ENDED
                                          -------------------------------------------    -------------------------------------------
                                          SEPTEMBER 29,  SEPTEMBER 30,   OCTOBER 2,      SEPTEMBER 29,  SEPTEMBER 30,   OCTOBER 2,
                                              2001           2000           1999             2001           2000           1999
                                          -------------  -------------  -------------    -------------  -------------  -------------
COMPONENTS OF NET PERIODIC PENSION COST:
    Service cost                              $--              $--          $  --           $  67           $  58           $  97
    Interest cost                              --               --            316             255             250             240
    Expected return on plan assets             --               --           (312)           (279)           (235)           (220)
    Deferred asset gain                        --               --            (94)             --              --              --
    Amortization of prior service cost         --               --             --               3               3               3
    Amortization of transition asset           --               --            (49)              6              12              12
    Recognized net actuarial loss (gain)       --               --             10              --               3              52
    Curtailment gain                           --               --             --              --              --              --
    Settlement loss                            --               --            401              --              --              --
                                              ---              ---          -----           -----           -----           -----
        Net periodic pension cost             $--              $--          $ 272           $  52           $  91           $ 184
                                              ===              ===          =====           =====           =====           =====


                (Amounts in thousands, except for per share data)


     The assumptions used for the calculations for both plans are as follows:

                                                                    YEAR ENDED
                                                   ----------------------------------------------
                                                   SEPTEMBER 29,     SEPTEMBER 30,     OCTOBER 2,
                                                       2001              2000              1999
                                                   -------------     -------------     ----------
Assumptions at year-end:
    Discount rate                                      7.0%              7.0%           5.9%-6.5%
    Rate of increase in compensation levels            N/A               N/A               N/A
    Expected long-term rate of return on assets        8.0%              8.0%              8.0%



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

     Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. For 2001, the Company provided a matching contribution of 50% of the first 5% of employee compensation paid to the Plan. In addition, the Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their compensation to the total compensation of all participants. Company contributions to the Plan were $515 in 2001, $400 in 2000 and $405 in 1999.

     SUPPLEMENTAL RETIREMENT PLAN. The Company has a supplemental retirement plan for certain employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is funded by life insurance policies on the participants purchased by the Company. Supplemental retirement plan expense was $84 in 2001, $66 in 2000 and $52 in 1999.

     VEBA. The Company has a Voluntary Employee Beneficiary Association ("VEBA"). Under the plan, both employees and the Company may make contributions to pay for medical benefits. Company contributions to the VEBA were $0 in 2001, $1,000 in 2000 and $410 in 1999.

(10) COMMITMENTS AND CONTINGENCIES

     LEASES. The Company leases a portion of its property, plant and equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $1,482 in 2001, $1,330 in 2000 and $643 in 1999. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2002, $697; 2003, $487; 2004, $153; 2005, $47; 2006, $35; beyond, $494.

     LEGAL PROCEEDINGS. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

                (Amounts in thousands, except for per share data)


(11) EARNINGS PER SHARE

     The reconciliation of basic and diluted EPS is as follows:

                                                                    YEAR ENDED
                                                    -----------------------------------------
                                                    SEPTEMBER 29,  SEPTEMBER 30,   OCTOBER 2,
                                                       2001           2000           1999
                                                    -------------  -------------   ----------
Net earnings (loss)                                  $(23,754)      $  2,121       $  9,986
                                                     --------       --------       --------
Weighted average shares outstanding:
    Weighted average shares outstanding (basic)         8,460          8,460          8,449
    Dilutive effect of stock options                       --             49             38
                                                     --------       --------       --------
    Weighted average shares outstanding (diluted)       8,460          8,509          8,487
                                                     --------       --------       --------
Net earnings (loss) (basic and diluted)              $ ($2.81)      $   0.25       $   1.18
                                                     ========       ========       ========

     Options to purchase 1,184 shares in 2001, 391 shares in 2000 and 273 shares in 1999 were antidilutive and were not included in the diluted EPS computation.

(12) BUSINESS SEGMENT INFORMATION

     Insteel's operations involve the manufacturing and marketing of wire products. The Company is organized into two business units: Concrete Reinforcing Products, which consists of the welded wire fabric and PC strand product lines, and Wire Products, which consists of the industrial wire, nail and tire bead wire product lines. The Company's business unit structure was primarily established for purposes of administrative oversight for the plants and selling activities associated with the business unit's product lines. This business unit structure is consistent with the way in which the Company is managed, both organizationally and from a internal financial reporting standpoint. Each of the business units is headed by general managers who report directly to the Chief Executive Officer ("CEO"). As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the CEO is the Company's chief operating decision maker. The CEO evaluates performance and allocates resources to the plants and business units using information about their revenues and gross profit. Based upon the criteria specified in SFAS 131, the Company has one reportable segment.

     There were no customers that accounted for 10% or more of the Company's net sales in 2001, 2000 or 1999.

(13) RELATED PARTY TRANSACTIONS

     In September 1998, the Company entered into a Conversion Agreement with SRP, an affiliated company, whereby SRP would produce welded wire fabric for the Company for a specified conversion fee. The Company paid SRP approximately $2.5 million in 2001 and $2.3 million in 2000 for the services provided under this agreement.

(14) COMPREHENSIVE GAIN (LOSS)

     The components of comprehensive gain (loss), net of tax, are as follows:

                                                                 YEAR ENDED
                                                        ----------------------------
                                                        SEPTEMBER 29,  SEPTEMBER 30,
                                                            2001            2000
                                                        -------------  -------------
Net earnings (loss)                                       $(23,754)      $  2,121
Change in fair market value of financial instruments
    (net of tax of $1,920 in 2001)                          (3,106)            --
Recognition of additional pension plan liability
    (net of tax of $316 in 2001)                              (515)            --
                                                          --------       --------
        Total comprehensive gain (loss)                   $(27,375)      $  2,121
                                                          ========       ========

                (Amounts in thousands, except for per share data)


     The changes in the accumulated other comprehensive loss for 2001 is as follows:

                                                             YEAR ENDED
                                                            SEPTEMBER 29,
                                                               2001
                                                            -------------
Balance, September 30, 2000                                   $    --
    Cumulative effect of change in accounting principle          (604)
    Change in fair market value of financial instruments       (2,502)
    Recognition of additional pension plan liability             (515)
                                                              -------
        Balance, September 29, 2001                           $(3,621)
                                                              =======

(15) OTHER FINANCIAL DATA

     Balance sheet information:

                                                       SEPTEMBER 29,   SEPTEMBER 30,
                                                            2001            2000
                                                       -------------   -------------
Accounts receivable, net:
    Accounts receivable                                  $  41,810       $  43,974
    Less allowance for doubtful accounts                      (932)         (1,360)
    Other receivables - income tax refund                    3,034              --
                                                         ---------       ---------
        Total                                            $  43,912       $  42,614
                                                         =========       =========

Inventories:
    Raw materials                                        $  16,514       $  21,010
    Supplies                                                 1,901           2,276
    Work in process                                          1,791           2,449
    Finished goods                                          14,370          22,740
                                                         ---------       ---------
        Total                                            $  34,576       $  48,475
                                                         =========       =========

Other assets:
    Goodwill                                             $  16,132       $  19,845
    Less accumulated amortization                           (1,774)           (838)
                                                         ---------       ---------
        Goodwill, net                                       14,358          19,007
    Non-current deferred tax asset                           5,806              --
    Assets held for sale                                     4,724              --
    Equity investment                                        3,401           3,241
    Cash surrender value of life insurance policies          2,380           2,270
    Capitalized financing costs, net                         1,771           3,717
    Other                                                    4,856           5,524
                                                         ---------       ---------
        Total                                            $  37,296       $  33,759
                                                         =========       =========

Property, plant and equipment, net:
    Land and land improvements                           $   6,708       $   7,550
    Buildings                                               40,239          48,148
    Machinery and equipment                                 97,446         114,972
    Construction in progress                                 1,444           4,692
                                                         ---------       ---------
                                                           145,837         175,362
    Less accumulated depreciation                          (71,603)        (65,171)
                                                         ---------       ---------
        Total                                            $  74,234       $ 110,191
                                                         =========       =========

                (Amounts in thousands, except for per share data)


(16) SUBSEQUENT EVENTS

     In December 2001, the Company reached an agreement with its insurance company on the settlement of a property damage and business interruption claim associated with an accident that occurred at its Fredericksburg, Virginia facility in August 1999. Under the terms of the agreement, the Company expects to receive payment of $1.3 million in 2002 as final settlement of the claim. In connection with the proceeds from the settlement less the associated expenses, the Company will record a pre-tax gain of $1.0 million in the first quarter of 2002.

     Also in December 2001, the Company announced plans to exit the collated nail business and dispose of the collated nail manufacturing facility located in Andrews, South Carolina. In connection with the planned sale, the Company will compile and review information that is currently available from internal and third-party sources to determine the estimated fair market value of the long-lived assets to be disposed of based upon estimates of current selling prices less the associated selling costs. If the estimated fair market value is less than the carrying amount of the assets (approximately $4.6 million at September 29, 2001), the Company will record an impairment loss in the first quarter of 2002.

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

/s/ H. O. WOLTZ III                            /s/ MICHAEL C. GAZMARIAN
    -----------------------                        ---------------------------
    H. O. WOLTZ III                                MICHAEL C. GAZMARIAN
    President and Chief Executive Officer          Chief Financial Officer and
                                                   Treasurer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries as of September 29, 2001 and September 30, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years ended September 29, 2001, September 30, 2000 and October 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the years ended September 29, 2001, September 30, 2000 and October 2, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 12, 2001,
Except for Notes 5 and 16,
as to which the dates are
November 19, 2001 and
December 4, 2001, respectively.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                 YEAR ENDED
                                 ------------------------------------------------
                                 SEPTEMBER 29,      SEPTEMBER 30,      OCTOBER 2,
                                     2001               2000              1999
                                 -------------      -------------      ----------
Balance, beginning of year         $ 1,360             $   375          $   225
Additions charged to earnings          137                 458              150
Additions from acquisition              --                 524               --
Write-offs, net of recoveries         (565)                  3               --
                                   -------             -------          -------
    Balance, end of year           $   932             $ 1,360          $   375
                                   =======             =======          =======

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years ended September 29, 2001, September 30, 2000 and October 2, 1999, and have issued our report thereon dated October 12, 2001 except for Notes 5 and 16, as to which the dates are November 19, 2001 and December 4, 2001, respectively. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 12, 2001,
Except for Notes 5 and 16,
as to which the dates are
November 19, 2001 and
December 4, 2001, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information with respect to directors and nominees required for this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders and is herein incorporated by reference.

     Information on executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required for this item appears under the caption "Executive Compensation""in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this item appears under the caption "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item appears under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders and is herein incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) FINANCIAL STATEMENTS

     The financial statements as set forth under Item 8 are filed as part of this report.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 33 of this report.

     All other schedules have been omitted because they are either not required or not applicable.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 29, 2001.

     (C) EXHIBITS

     See exhibit index on page 37.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14 (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INSTEEL INDUSTRIES, INC.

Dated:  December 13, 2001         By: /s/ H. O. WOLTZ III
                                      ------------------------
                                      H. O. WOLTZ III
                                      Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 13, 2001 below by the following persons on behalf of the registrant and in the capacities indicated:

       Name and Signature                                            Position(s)
---------------------------------               -------------------------------------------------
/s/ HOWARD O. WOLTZ, JR.                        Chairman of the Board
---------------------------------
     HOWARD O. WOLTZ, JR.


/s/ H. O. WOLTZ III                             President, Chief Executive Officer and a Director
---------------------------------
    H. O. WOLTZ III

/s/ MICHAEL C. GAZMARIAN                        Chief Financial Officer and Treasurer (Principal
---------------------------------               Financial and Accounting Officer)
     MICHAEL C. GAZMARIAN


/s/ LOUIS E. HANNEN                             Director
---------------------------------
     LOUIS E. HANNEN


/s/ FRANCES H. JOHNSON                          Director
---------------------------------
     FRANCES H. JOHNSON


/s/ CHARLES B. NEWSOME                          Director
---------------------------------
     CHARLES B. NEWSOME


/s/ GARY L. PECHOTA                             Director
---------------------------------
     GARY L. PECHOTA


/s/ W. ALLEN ROGERS II                          Director
---------------------------------
     W. ALLEN ROGERS II


/s/ WILLIAM J. SHIELDS                          Director
---------------------------------
     WILLIAM J. SHIELDS


/s/ C. RICHARD VAUGHN                           Director
---------------------------------
    C. RICHARD VAUGHN


                                  EXHIBIT INDEX
                                       TO
             ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC.,
                       FOR YEAR ENDED SEPTEMBER 29, 2001

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

                4.1(a)    Amendment Agreement No. 1 dated January 12, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders
                          dated January 31, 2000 (incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

                4.1(b)    Amendment Agreement No. 2 dated May 21, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders
                          dated January 31, 2000, as amended January 12, 2001 (incorporated by reference to the exhibit of the same number contained in the Company's
                          Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
                          Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

                4.1(c)    Amendment Agreement No. 3 dated August 9, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders
                          dated January 31, 2000, as amended January 12, 2001 and May 21, 2001
                          (incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 2001. Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

                4.1(d)    Amendment Agreement No. 4 dated November 16, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders
                          dated January 31, 2000 as amended January 12, 2001, May 21, 2001 and
                          August 9, 2001. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

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


                                       TO
             ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC.,
                       FOR YEAR ENDED SEPTEMBER 29, 2001



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
                Agreement between First Union National Bank of North Carolina and
                Insteel Industries, Inc. dated January 26, 1996.


                                       TO
             ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC.,
                       FOR YEAR ENDED SEPTEMBER 29, 2001

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
                          Industries, Inc. and Northwestern Steel and Wire Company and
                          Northwestern Steel and Wire Company - Kentucky.

21-                       List of Subsidiaries of Insteel Industries, Inc., at September 29, 2001.

23-                       Consent of Arthur Andersen LLP

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


                                       TO
             ANNUAL REPORT ON FORM 10-K OF INSTEEL INDUSTRIES, INC.,
                       FOR YEAR ENDED SEPTEMBER 29, 2001

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
