Form 10-Q
period 2001-12-29
INSTEEL INDUSTRIES INC
filed 2002-02-06
CIK 764401

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001

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

                       Yes [X]                           No [ ]

         The number of shares outstanding of the registrant's common stock as of February 5, 2002 was 8,460,187.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)





                                                               DECEMBER 29,       SEPTEMBER 29,
                                                                   2001               2001
                                                               ------------       -------------
Assets
Current assets:
    Cash and cash equivalents                                    $   5,116         $   4,183
    Accounts receivable, net                                        33,225            43,912
    Inventories                                                     37,539            34,576
    Prepaid expenses and other                                       4,433             4,645
                                                                 ---------         ---------
        Total current assets                                        80,313            87,316
Property, plant and equipment, net                                  72,496            74,234
Other assets                                                        36,173            37,296
                                                                 ---------         ---------
        Total assets                                             $ 188,982         $ 198,846
                                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $  25,879         $  32,293
    Accrued expenses                                                 9,045             9,692
    Current portion of long-term debt                                2,920             2,920
                                                                 ---------         ---------
        Total current liabilities                                   37,844            44,905
Long-term debt                                                      95,615            97,785
Other liabilities                                                    5,426             6,092
Shareholders' equity:
    Common stock                                                    16,920            16,920
    Additional paid-in capital                                      38,327            38,327
    Retained deficit                                                (1,951)           (1,562)
    Accumulated other comprehensive loss                            (3,199)           (3,621)
                                                                 ---------         ---------
        Total shareholders' equity                                  50,097            50,064
                                                                 ---------         ---------
        Total liabilities and shareholders' equity               $ 188,982         $ 198,846
                                                                 =========         =========

                            INSTEEL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except for per share data)
                                   (Unaudited)


                                                                     THREE MONTHS ENDED
                                                               -------------------------------
                                                                DECEMBER 29,      DECEMBER 30,
                                                                    2001             2000
                                                               --------------    -------------
Net sales                                                        $  62,714         $  68,939
Cost of sales                                                       57,646            66,024
                                                                 ---------         ---------
    Gross profit                                                     5,068             2,915
Selling, general and administrative expense                          3,322             5,435
Restructuring charges                                                  121                --
                                                                 ---------         ---------
    Operating income (loss)                                          1,625            (2,520)
Interest expense                                                     3,143             3,387
Other income                                                          (956)             (194)
                                                                 ---------         ---------
    Loss before income taxes                                          (562)           (5,713)
Benefit for income taxes                                              (173)           (2,153)
                                                                 ---------         ---------

    Net loss                                                     $    (389)        $  (3,560)
                                                                 =========         =========

    Weighted average shares outstanding (basic and diluted)          8,460             8,460
                                                                 =========         =========

    Net loss per share (basic and diluted)                       $   (0.05)        $   (0.42)
                                                                 =========         =========

                         INSTEEL INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                  ----------------------------------
                                                                                   DECEMBER 29,         DECEMBER 30,
                                                                                       2001                 2000
                                                                                  -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $   (389)          $ (3,560)
    Adjustments to reconcile net loss to net cash provided
        by (used for) operating activities:
            Depreciation and amortization                                                2,541              3,292
            Loss (gain) on sale of assets                                                   28                (32)
            Restructuring charges                                                          121                 --
            Deferred income taxes                                                         (186)            (2,153)
            Net changes in assets and liabilities:
                Accounts receivable, net                                                10,608              8,973
                Inventories                                                             (2,963)             3,920
                Accounts payable and accrued expenses                                   (7,061)           (14,741)
                Other changes                                                              405                  2
                                                                                      --------           --------
                    Total adjustments                                                    3,493               (739)
                                                                                      --------           --------
                        Net cash provided by (used for) operating activities             3,104             (4,299)
                                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   (86)              (657)
    Proceeds from (issuance of) notes receivable                                            79                (18)
    Proceeds from sale of property, plant and equipment                                      6                 47
                                                                                      --------           --------
                        Net cash used for investing activities                              (1)              (628)
                                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                         2,100             39,600
    Principal payments on long-term debt                                                (4,270)           (34,480)
                                                                                      --------           --------
                        Net cash provided by (used for) financing activities            (2,170)             5,120
                                                                                      --------           --------

Net increase in cash                                                                       933                193
Cash and cash equivalents at beginning of period                                         4,183              3,230
                                                                                      --------           --------
Cash and cash equivalents at end of period                                            $  5,116           $  3,423
                                                                                      ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                      $  2,054           $  3,068
        Income taxes                                                                        --                  5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 29, 2001.

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting literature prior to the full adoption of SFAS 142.

         SFAS 142 requires goodwill and certain intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted SFAS 142 effective September 30, 2001 and will be completing its assessment of whether there is an indication that goodwill is impaired as of the date of adoption before the end of the second quarter. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. Because of the extensive requirements associated with the adoption of SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adoption on the Company's financial statements as of the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(3) CREDIT FACILITIES

         The Company has a senior secured credit facility with a group of banks, consisting of a $50.0 million revolving credit loan and a $57.5 million term loan. In January 2002, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2002 to January 15, 2003.

         Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of December 29, 2001, the interest rate on the credit facility was 7.75%. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

         Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At December 29, 2001, approximately $0.6 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of earnings before interest, taxes, depreciation and amortization ("EBITDA") and net worth above specified levels. The senior secured credit facility is collateralized by all of the Company's assets.

         The Company and its senior lenders have agreed to certain modifications in the credit facility through a series of amendments to the credit agreement. The previous amendments had the effect of increasing the Company's interest expense from the amounts that would have been incurred under the original terms of the credit agreement as a result of: (1) increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company's stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility; and (3) a reduction in the term of the credit facility and the period over which the capitalized financing costs are amortized, resulting in higher amortization expense. Upon an event of default, the lenders would be entitled to the right to payment of that portion of the fees that are calculated based upon the Company's stock price.

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of January 15, 2003. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

         As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's variable rate debt to fixed rate debt. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of "accumulated other comprehensive income." As of December 29, 2001, the fair value of the swap agreements was ($4.3 million) and was recorded in other liabilities on the Company's consolidated balance sheet.

(4) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                                                          THREE MONTHS ENDED
                                                                                 -------------------------------------
                                                                                  DECEMBER 29,           DECEMBER 30,
(Amounts in thousands, except per share data)                                         2001                   2000
                                                                                 -------------            -------------
              Net loss                                                            $       (389)          $      (3,560)
                                                                                  ============           =============

              Weighted average shares outstanding:
                  Weighted average shares outstanding (basic)                            8,460                   8,460
                  Dilutive effect of stock options                                          --                      --
                                                                                  ------------           -------------
                      Weighted average shares outstanding (diluted)                      8,460                   8,460
                                                                                  ============           =============

              Net loss per share (basic and diluted)                              $      (0.05)          $       (0.42)
                                                                                  ============           =============


         Options to purchase 1,184,000 shares and 846,000 shares for the three months ended December 29, 2001 and December 30, 2000, respectively, were antidilutive and were not included in the diluted EPS computation.

(5) COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, for the three months ended December 29, 2001 and December 30, 2000 are as follows:


                                                                                  THREE MONTHS ENDED
                                                                           ---------------------------------
                                                                           DECEMBER 29,         DECEMBER 30,
                                                                               2001                  2000
                                                                           ------------         ------------
               Net loss                                                     $     (389)          $   (3,560)
               Change in fair market value of financial instruments
                   (net of tax of $743 and $261 respectively)                      422               (1,204)
                                                                            ----------           ----------
                       Total comprehensive income (loss)                    $       33           $   (4,764)
                                                                            ==========           ==========

         The components of the change in the accumulated other comprehensive loss for the three months ended December 29, 2001 are as follows:

                                                                               Three
                                                                            Months Ended
                                                                            December 29,
                                                                                  2001
                                                                            ------------
     Balance, September 29, 2001                                            $   (3,621)
         Change in fair market value of financial instruments                      422
                                                                            ----------
             Balance, December 29, 2001                                     $   (3,199)
                                                                            ==========


(6) OTHER FINANCIAL DATA

         Balance sheet information:

                                                                        DECEMBER 29,                 SEPTEMBER 29,
                                                                           2001                          2001
                                                                       -------------                -------------
     Accounts receivable, net:
         Accounts receivable                                           $      31,121                $      41,810
         Less allowance for doubtful accounts                                   (930)                        (932)
         Other receivables - income tax refund                                 3,034                        3,034
                                                                       -------------                -------------
             Total                                                     $      33,225                $      43,912
                                                                       =============                =============

     Inventories:
         Raw materials                                                 $      15,179                $      16,514
         Supplies                                                              1,706                        1,901
         Work in process                                                       1,936                        1,791
         Finished goods                                                       18,718                       14,370
                                                                       -------------                -------------
             Total                                                     $      37,539                $      34,576
                                                                       =============                =============

     Other assets:
         Goodwill, net                                                 $      14,358                $      14,358
         Non-current deferred tax asset                                        5,544                        5,806
         Assets held for sale                                                  4,742                        4,724
         Equity investment                                                     3,401                        3,401
         Cash surrender value of life insurance policies                       2,430                        2,380
         Capitalized financing costs, net                                      1,681                        1,771
         Other                                                                 4,017                        4,856
                                                                       -------------                -------------
             Total                                                     $      36,173                $      37,296
                                                                       =============                =============

     Property, plant and equipment, net:
         Land and land improvements                                    $       6,708                $       6,708
         Buildings                                                            40,222                       40,239
         Machinery and equipment                                              96,879                       97,446
         Construction in progress                                              1,398                        1,444
                                                                       -------------                -------------
                                                                             145,207                      145,837
         Less accumulated depreciation                                       (72,711)                     (71,603)
                                                                       -------------                -------------
             Total                                                     $      72,496                $      74,234
                                                                       =============                =============

(7) SUBSEQUENT EVENTS

         During the quarter, the Company announced plans to exit the collated nail business and dispose of the collated nail manufacturing facility located in Andrews, South Carolina. Following unsuccessful efforts to sell the collated nail business as a going concern, in January 2002, the Company ceased the operations of the collated nail facility.

         In January 2002, the Company announced plans to exit the bulk nail business and dispose of the assets of the bulk nail operation, also located in Andrews, South Carolina. The Company expects to complete the closure of the bulk nail operation before the end of the second quarter and continue to operate the industrial wire operation that is located in the same facility. Following the closure of the bulk nail operation, the Company will no longer participate in the nail business. For fiscal 2001, sales of bulk and collated nails were $24.3 million, or 8% of the Company's consolidated sales.

         The Company is in discussions with prospective purchasers for the collated and bulk nail assets and expects to determine the estimated fair market value of the long-lived assets to be disposed of during the second quarter based upon the outcome of these discussions. If the estimated fair market value is less than the carrying amount of the assets (approximately $4.5 million for collated nails and $2.2 million for bulk nails as of December 29, 2001), the Company will record an impairment loss in the second quarter.

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

RESULTS OF OPERATIONS

                    STATEMENTS OF OPERATIONS - SELECTED DATA
                                ($ in thousands)


                                                                                     THREE MONTHS ENDED
                                                               ------------------------------------------------------------
                                                               DECEMBER 29,                                    DECEMBER 30,
                                                                  2001                     CHANGE                 2000
                                                               ------------                ------              ------------
     Net sales                                                 $ 62,714                       (9)%               $ 68,939
     Gross profit                                                 5,068                       74 %                  2,915
         Percentage of net sales                                    8.1%                                              4.2%
     Selling, general and administrative expense               $  3,322                      (39)%               $  5,435
         Percentage of net sales                                    5.3%                                              7.9%
     Restructuring charges                                     $    121                      N/M                 $     --
     Operating income (loss)                                      1,625                     (164)%                 (2,520)
         Percentage of net sales                                    2.6%                                             (3.7)%
     Interest expense                                          $  3,143                       (7)%               $  3,387
         Percentage of net sales                                    5.0%                                              4.9%
     Effective income tax rate                                     30.8%                                             37.7%
     Net loss                                                  $   (389)                     N/M                 $ (3,560)


FIRST QUARTER OF FISCAL 2002 COMPARED TO FIRST QUARTER OF FISCAL 2001

Net Sales

         Net sales for the quarter decreased 9% to $62.7 million from $68.9 million in the same year-ago period primarily due to the elimination of revenues associated with the galvanized strand business which the company exited during the third quarter of fiscal 2001. On a comparable basis, excluding galvanized strand and related products, sales decreased 1% from the prior year due to lower average selling prices. Sales of the Company's concrete reinforcing products (welded wire fabric and PC strand) declined 3% from the year-ago quarter, but rose to 70% of consolidated sales from 66%. Sales of wire products (industrial wire, nails and tire bead wire) increased 5% from the year-ago quarter and rose to 29% of consolidated sales from 25%. The changes in product mix were primarily due to increased sales of welded wire fabric and tire bead wire together with the elimination of galvanized strand sales in the current year. Following the Company's sale of the galvanized strand business in the third quarter of fiscal 2001 and its planned exit from the nail business during the second quarter of fiscal

2002, the Company will no longer generate revenues from these product lines. For fiscal 2001, sales of bulk and collated nails were $24.3 million, or 8% of the Company's consolidated sales.

Gross Profit

         Gross profit rose 74% to $5.1 million, or 8.1% of net sales in the quarter compared with $2.9 million, or 4.2% of net sales in the same year-ago period. The increase was largely driven by the higher productivity levels and reduced conversion costs that were attained by most of the Company's manufacturing facilities.

Selling, General and Administrative Expense

         Selling, general and administrative expense fell 39% to $3.3 million, or 5.3% of net sales in the quarter from $5.4 million, or 7.9% of net sales in the same year-ago period. The decrease was primarily due to the Company's cost reduction initiatives and the elimination of expenses associated with the galvanized strand business. During the current quarter, the Company completed further administrative staffing reductions in connection with its efforts to align the costs of its selling and administrative activities with current business conditions.

Restructuring Charges

         During the quarter, the Company completed further administrative staffing reductions and recorded charges totaling $0.1 million for the associated employee separation costs.

Interest Expense

         Interest expense for the quarter decreased $0.2 million to $3.1 million from $3.4 million in the same year-ago period. The decrease was primarily due to lower average borrowing levels on the Company's senior secured credit facility.

Other Income

         The Company recorded a pre-tax gain of $1.0 million in other income for the quarter, or eight cents per share after-tax, in connection with the settlement of a property damage and business interruption insurance claim associated with an accident that occurred at its Fredericksburg, Virginia facility in August 1999.

Income Taxes

         The Company's effective income tax rate decreased to 30.8% in the quarter compared to 37.7% in the year-ago period due to the increasing impact of permanent book - tax differences on the reduced taxable loss in the current year.

Net Loss

         The Company's net loss for the quarter fell to $389,000, or five cents per share, from a net loss of $3.6 million, or 42 cents per share, for the same year-ago period.

FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
                                ($ in thousands)


                                                                                         THREE MONTHS ENDED
                                                                               ---------------------------------------
                                                                               DECEMBER 29,               DECEMBER 30,
                                                                                  2001                      2000
                                                                               -----------               ------------
     Net cash provided by (used for) operating activities                      $   3,104                 $  (4,299)
     Net cash used for investing activities                                           (1)                     (628)
     Net cash provided by (used for) financing activities                         (2,170)                    5,120
     Total long-term debt                                                         98,535                   110,120
         Percentage of total capital                                                  66%                       60%
     Shareholders' equity                                                      $  50,097                 $  73,879
         Percentage of total capital                                                  34%                       40%
     Total capital (total long-term debt + shareholders' equity)               $ 148,632                 $ 183,999


CASH FLOW ANALYSIS

         Operating activities provided $3.1 million of cash for the quarter while using $4.3 million in the same year-ago period. The year-to-year change was primarily due to the current year loss of $0.4 million compared with the net loss of $3.6 million in the prior year and the related $2.0 million reduction in the change in deferred income taxes. In addition, the net change in the working capital components of receivables, inventories and accounts payable and accrued expenses provided $0.6 million in the current year while using $1.8 million in the prior year. Depreciation and amortization declined by $0.8 million, or 23%, compared to the prior year quarter primarily due to the reduced depreciation resulting from the impairment losses and write-downs in the carrying values of the Company's tire bead wire and galvanized strand facilities in the third quarter of fiscal 2001.

         Investing activities were essentially breakeven for the quarter while using $0.6 million in the same year-ago period. The decrease was principally due to the Company's curtailment of capital outlays in connection with its debt reduction efforts.

         Financing activities used $2.2 million of cash for the quarter while providing $5.1 million for the same year-ago period. The reduction in financing requirements was primarily due to the Company's debt reduction efforts.

         As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's variable rate debt to fixed rate debt. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of "accumulated other comprehensive income." As of December 29, 2001, the fair value of the swap agreements was ($4.3 million) and was recorded in other liabilities on the Company's consolidated balance sheet.

         The Company's total debt to capital ratio increased to 66% at December 29, 2001 compared with 60% at December 30, 2000 primarily due to the net losses over the prior twelve-month period and related reduction in shareholders' equity.

CREDIT FACILITIES

         The Company has a senior secured credit facility with a group of banks, consisting of a $50.0 million revolving credit loan and a $57.5 million term loan. In January 2002, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2002 to January 15, 2003.

         Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of December 29, 2001, the interest rate on the credit facility was 7.75%. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

         Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At December 29, 2001, approximately $0.6 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of earnings before interest, taxes, depreciation and amortization ("EBITDA") and net worth above specified levels. The senior secured credit facility is collateralized by all of the Company's assets.

         The Company and its senior lenders have agreed to certain modifications in the credit facility through a series of amendments to the credit agreement. The previous amendments had the effect of increasing the Company's interest expense from the amounts that would have been incurred under the original terms of the credit agreement as a result of: (1) increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company's stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility; and (3) a reduction in the term of the credit facility and the period over which the capitalized financing costs are amortized, resulting in higher amortization expense. Upon an event of default, the lenders would be entitled to the right to payment of that portion of the fees that are calculated based upon the Company's stock price.

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of January 15, 2003. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operation.

OUTLOOK

         The Company believes that the general weakening in the economy together with the increased uncertainty and volatility in demand will continue to create challenging business conditions in 2002. In addition, reduced domestic capacity together with the pending antidumping and countervailing duty actions could significantly reduce the supply of hot rolled carbon steel wire rod, the Company's primary raw material, to domestic producers of steel wire products, leading to higher prices. In the event that it was unsuccessful in recovering these higher costs in its markets, the Company's financial performance would be negatively impacted.

         In view of the Company's recent financial performance and the expected continuation of difficult market conditions, it is continuing to pursue a range of initiatives to reduce operating costs and debt. Over the prior year, the Company completed staffing reductions, curtailed discretionary spending, and achieved higher productivity levels at its manufacturing facilities in reducing operating costs. The Company anticipates that the reductions in operating costs together with the suspension of its cash dividend, curtailment of capital outlays, improved management of working capital and disposal of excess assets will facilitate reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for the remainder of 2002 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements").

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

Foreign Exchange Exposure

         The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of December 29, 2001.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER MATTERS.

         In January 2002, the Company was notified by the New York Stock Exchange ("NYSE") that it would initiate procedures to suspend trading and delist the common stock of the Company in view of the fact that it had fallen below the following NYSE continued listing standards: (1) average global market capitalization over a consecutive 30 trading-day period less than $15.0 million, and (2) average closing price of the Company's common stock less than $1.00 over a consecutive 30 trading-day period. The Company expects to begin trading its common stock on the OTC bulletin board at the opening of trading on February 8, 2002, the date the NYSE intends to suspend trading.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         4.1(e) Amendment Agreement No. 5 dated January 28, 2002 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001 and November 16, 2001.
                  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

b.       Reports of Form 8-K

         None.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTEEL INDUSTRIES, INC.
                                   Registrant



Date: February 5, 2002         By:   /s/  H.O. Woltz III
                                  ---------------------------------------------
                                          H.O. Woltz III
                                          President and Chief Executive Officer




Date: February 5, 2002         By:   /s/ Michael C. Gazmarian
                                  ---------------------------------------------
                                         Michael C. Gazmarian
                                         Chief Financial Officer and Treasurer