Form 10-Q
period 2002-03-30
INSTEEL INDUSTRIES INC
filed 2002-05-14
CIK 764401

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

         Yes [X]                                                 No [ ]


         The number of shares outstanding of the registrant's common stock as of May 13, 2002 was 8,460,187.

                        PART I - - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            INSTEEL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                   (Unaudited)


                                                                   MARCH 30,         SEPTEMBER 29,
                                                                      2002               2001
                                                                   ---------         -------------
Assets
Current assets:

    Cash and cash equivalents                                      $   1,764           $   4,183
    Accounts receivable, net                                          38,984              43,912
    Inventories                                                       36,524              34,576
    Prepaid expenses and other                                         2,688               4,645
                                                                   ---------           ---------
        Total current assets                                          79,960              87,316
Property, plant and equipment, net                                    60,489              74,234
Other assets                                                          18,467              37,296
                                                                   ---------           ---------
        Total assets                                               $ 158,916           $ 198,846
                                                                   =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $  27,049           $  32,293
    Accrued expenses                                                   7,876               9,692
    Current portion of long-term debt                                  5,720               2,920
                                                                   ---------           ---------
        Total current liabilities                                     40,645              44,905
Long-term debt                                                        89,145              97,785
Other liabilities                                                      4,593               6,092
Shareholders' equity:
    Common stock                                                      16,920              16,920
    Additional paid-in capital                                        38,327              38,327
    Retained deficit                                                 (28,040)             (1,562)
    Accumulated other comprehensive loss                              (2,674)             (3,621)
                                                                   ---------           ---------
        Total shareholders' equity                                    24,533              50,064
                                                                   ---------           ---------
        Total liabilities and shareholders' equity                 $ 158,916           $ 198,846
                                                                   =========           =========

                            INSTEEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except for per share data)
                                   (Unaudited)


                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               ---------------------------         --------------------------
                                                                MARCH 30,        MARCH 31,         MARCH 30,         MARCH 31,
                                                                  2002             2001               2002               2001
                                                               ---------         ---------         ---------         ---------
Net sales                                                      $  64,900         $  70,834         $ 127,614         $ 139,773
Cost of sales                                                     59,903            67,756           117,549           133,780
                                                               ---------         ---------         ---------         ---------
    Gross profit                                                   4,997             3,078            10,065             5,993
Selling, general and administrative expense                        2,784             4,863             6,106            10,298
Restructuring charges                                             12,802                --            12,923                --
                                                               ---------         ---------         ---------         ---------
    Operating loss                                               (10,589)           (1,785)           (8,964)           (4,305)
Interest expense                                                   2,984             4,544             6,127             7,931
Other income                                                         (66)              (40)           (1,023)             (234)
                                                               ---------         ---------         ---------         ---------
    Loss before income taxes and accounting change               (13,507)           (6,289)          (14,068)          (12,002)
Benefit for income taxes                                          (1,776)           (2,102)           (1,948)           (4,255)
                                                               ---------         ---------         ---------         ---------
    Loss before accounting change                                (11,731)           (4,187)          (12,120)           (7,747)
Cumulative effect of accounting change                                --                --           (14,358)               --
                                                               ---------         ---------         ---------         ---------
    Net loss                                                   $ (11,731)        $  (4,187)        $ (26,478)        $  (7,747)
                                                               =========         =========         =========         =========
Weighted average shares outstanding (basic and diluted)            8,460             8,460             8,460             8,460
                                                               =========         =========         =========         =========
Per share (basic and diluted):

    Loss before accounting change                              $   (1.39)        $   (0.49)        $   (1.43)        $   (0.92)
    Cumulative effect of accounting change                            --                --             (1.70)               --
                                                               ---------         ---------         ---------         ---------
    Net loss                                                   $   (1.39)        $   (0.49)        $   (3.13)        $   (0.92)
                                                               =========         =========         =========         =========

                            INSTEEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                                                           SIX MONTHS ENDED
                                                                                   -----------------------------
                                                                                    MARCH 30,        MARCH 31,
                                                                                      2002             2001
                                                                                   ----------        ---------
Cash Flows From Operating Activities:
    Net loss                                                                        $(26,478)        $ (7,747)
    Adjustments to reconcile net loss to net cash provided
        by (used for) operating activities:
            Cumulative effect of accounting change                                    14,358               --
            Depreciation and amortization                                              4,564            7,125
            Gain on sale of assets                                                      (131)             (55)
            Restructuring charges                                                     12,923               --
            Deferred income taxes                                                        768           (5,620)
            Net changes in assets and liabilities:
                Accounts receivable, net                                               4,688            1,656
                Inventories                                                           (1,948)           2,159
                Accounts payable and accrued expenses                                 (7,060)          (6,799)
                Other changes                                                          1,784              926
                                                                                    --------         --------
                    Total adjustments                                                 29,946             (608)
                                                                                    --------         --------
                        Net cash provided by (used for) operating activities           3,468           (8,355)
                                                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (337)          (1,589)
    Proceeds from (issuance of) notes receivable                                         240              (47)
    Proceeds from sale of property, plant and equipment                                   50               82
                                                                                    --------         --------
                        Net cash used for investing activities                           (47)          (1,554)
                                                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                       2,100           66,900
    Principal payments on long-term debt                                              (7,940)         (59,850)
                                                                                    --------         --------
                        Net cash provided by (used for) financing activities          (5,840)           7,050
                                                                                    --------         --------
Net decrease in cash                                                                  (2,419)          (2,859)
Cash and cash equivalents at beginning of period                                       4,183            3,230
                                                                                    --------         --------
Cash and cash equivalents at end of period                                          $  1,764         $    371
                                                                                    ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                    $  5,228         $  6,536
        Income taxes                                                                      --                5

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

(2) RESTRUCTURING CHARGES

         The Company recorded restructuring charges totaling $12.8 million (pre-tax) in the quarter. During the quarter, the Company exited the bulk and collated nail business with the closure of the nail manufacturing operations located in Andrews, South Carolina and disposed of most of the nail-related assets as well as certain of the remaining assets of the galvanized strand business, which the Company exited in May 2001. The restructuring charges consisted of: (1) losses on the sale of certain assets associated with the Company's nail business and write-downs in the carrying value of the remaining assets to be disposed of totaling $5.7 million; (2) estimated costs related to the closure of the Company's nail operations amounting to $0.2 million; (3) losses on the sale of certain assets associated with the Company's galvanized strand business and write-downs in the carrying value of the remaining assets to be disposed of totaling $2.9 million; and (4) an impairment loss on the long-lived assets associated with the industrial wire business amounting to $4.0 million. Approximately $12.6 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $0.2 million were cash charges associated with the closure of the nail business. Total net proceeds from the asset sales amounted to $1.6 million and were received by the Company subsequent to the end of the quarter.

         The $4.0 million impairment loss recorded on the long-lived assets related to the industrial wire business was primarily related to the impact of the closure of the nail business and related reduction in wire requirements together with unfavorable changes in the market. In determining the impairment loss, the Company considered historical performance and future estimated results in the evaluation of potential impairment. This analysis indicated that the carrying amount of the assets was not recoverable through the future undiscounted cash flows expected to result from the use of the assets. The impairment charge reflects a reduction in the carrying value of the property, plant and equipment to their estimated fair market value based on estimates of current selling prices less the associated selling costs.

(3) GOODWILL AND INTANGIBLE ASSETS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company will no longer amortize goodwill and intangibles which have indefinite lives. SFAS 142 requires that the Company assess goodwill and certain intangible assets with indefinite useful lives for impairment upon adoption at the beginning of the fiscal year (September 30, 2002) and at least annually thereafter. The Company has determined that it will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2002.

         Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For purposes of the impairment testing, the Company determined that the goodwill asset to be tested was entirely related to the continuing operations of Florida Wire and Cable, Inc. ("FWC"), a subsidiary of the Company that was acquired in January 2000. In calculating the impairment charge, the fair value of the impaired reporting unit, FWC, was estimated using a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA") based on recent comparable transactions and using a discounted cash flow methodology based on estimated future cash flows.

         Based on the impairment testing, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, as the cumulative effect of a change in accounting principle to write off the entire goodwill balance associated with FWC as of the beginning of the fiscal year. Including the cumulative effect of the accounting change, the first quarter net loss was $14.7 million, or $1.74 per share, compared with a net loss of $0.4 million, or 5 cents per share as previously reported (prior to the charge).

         The Company's fiscal 2001 results reflect goodwill amortization expense (pre-tax) of $0.3 million for the second quarter and $0.5 million for the six-month period. A reconciliation of the previously reported fiscal 2001 statement of operations information to pro forma amounts that reflect the elimination of goodwill amortization is presented below:


                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                       MARCH 31, 2001                    MARCH 31, 2001
                                ------------------------------    ------------------------------
                                                 NET LOSS PER                      NET LOSS PER
                                                 SHARE (BASIC)                     SHARE (BASIC)
                                  NET LOSS       AND DILUTED)       NET LOSS       AND DILUTED)
                                --------------   -------------    -------------    -------------
Net loss, as reported             $(4,187)          $(0.49)          $(7,747)        $(0.92)
Add back goodwill amortization        168             0.02               329          0.04
                                  -------           ------           -------         -----
    Net loss, pro forma           $(4,019)          $(0.47)          $(7,418)        $(0.88)
                                  =======           ======           =======         =====

(4) DEFERRED TAX ASSET

         As of March 30, 2002, the Company recorded a deferred tax asset of $7.6 million, net of valuation allowance of $7.5 million. The realization of the Company's deferred tax assets is entirely dependent upon the Company's ability to generate future taxable income. Generally accepted accounting principles ("GAAP") require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company's projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its NOLs. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company's ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the loss incurred for the quarter, the Company established a valuation allowance of $7.5 million against its deferred tax assets, $6.7 million of which relates to non-current tax assets. The provision to establish this valuation allowance is included in the benefit for income taxes reported for the quarter ended March 30, 2002. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances.

(5) CREDIT FACILITIES

         The Company has a senior secured credit facility with a group of banks, consisting of a $50.0 million revolving credit loan and a $57.5 million term loan. In May 2002, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from January 15, 2003 to October 15, 2003. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margin that allow the Company to lower its borrowing rates through improvements in the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") or future reductions in the term loan outstandings; (2) a reduction in the amount of the revolving credit commitment from $50.0 million to $42.0 million that is to occur no later than July 31, 2002 based on decreases in the borrowing base resulting from the Company's divestitures and expected reductions in the Company's borrowing requirements;
(3) the deferral of certain scheduled fee payments and increases in the fee amounts payable; (4) annual limitations on the amount of capital expenditures; and (5) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

         Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of March 30, 2002, the interest rate on the credit facility was 8.00%. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

         Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At March 30, 2002, approximately $7.6 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The senior secured credit facility is collateralized by all of the Company's assets.

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

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of October 15, 2003. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operations.

         As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's variable rate debt to fixed rate debt. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of "accumulated other comprehensive income." As of March 30, 2002, the fair value of the swap agreements was ($3.5 million) and was recorded in other liabilities on the Company's consolidated balance sheet.

(6) EARNINGS PER SHARE

         The reconciliation of basic and diluted earnings per share ("EPS") is as follows:

                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             --------------------------       --------------------------
                                                             MARCH 30,        MARCH 31,        MARCH 30,        MARCH 31,
(Amounts in thousands, except per share data)                  2002             2001             2002             2001
                                                             ---------       ----------       ----------        ---------
Net loss                                                     $(11,731)        $ (4,187)        $(26,478)        $ (7,747)
Weighted average shares outstanding:
    Weighted average shares outstanding (basic)                 8,460            8,460            8,460            8,460
    Dilutive effect of stock options                               --               --               --               --
                                                             --------         --------         --------         --------
        Weighted average shares outstanding (diluted)           8,460            8,460            8,460            8,460
                                                             ========         ========         ========         ========
    Net loss (basic and diluted)                             $  (1.39)        $  (0.49)        $  (3.13)        $  (0.92)
                                                             ========         ========         ========         ========

         Options to purchase 1,169,000 shares and 846,000 shares for the three months ended March 30, 2002 and March 31, 2001, respectively, were antidilutive and were not included in the diluted EPS computation.

(7) COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, for the three months ended March 30, 2002 and March 31, 2001 are as follows:

                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            -------------------------       ----------------------------
                                                            MARCH 30,       MARCH 31,         MARCH 30,         MARCH 31,
(Amounts in thousands)                                       2002             2001             2002             2001
                                                            --------         --------       ----------         ---------
Net loss                                                    $(11,731)        $ (4,187)        $(26,478)        $ (7,747)
Change in fair market value of financial instruments             525             (378)             947           (1,569)
                                                            --------         --------         --------         --------
    Total comprehensive loss                                $(11,206)        $ (4,565)        $(25,531)        $ (9,316)
                                                            ========         ========         ========         ========

          The components of the change in the accumulated other comprehensive loss for the six months ended March 30, 2002 are as follows:

(Amounts in thousands)
Balance, September 29, 2001                                 $(3,621)
Change in fair market value of financial instruments            947
                                                            -------
    Balance, March 30, 2002                                 $(2,674)
                                                            =======

(8) OTHER FINANCIAL DATA

         Balance sheet information:

                                                            MARCH 30,        SEPTEMBER 29,
                                                                2002              2001
                                                           ---------         -------------
Accounts receivable, net:
    Accounts receivable                                    $  37,277         $  41,810
    Other receivables (income tax refund)                      2,816             3,034
    Less allowance for doubtful accounts                      (1,109)             (932)
                                                           ---------         ---------
        Total                                              $  38,984         $  43,912
                                                           =========         =========

Inventories:
    Raw materials                                          $  15,588         $  16,514
    Supplies                                                   1,145             1,901
    Work in process                                            1,163             1,791
    Finished goods                                            18,628            14,370
                                                           ---------         ---------
        Total                                              $  36,524         $  34,576
                                                           =========         =========

Other assets:
    Non-current deferred taxes, net                        $   5,370         $   5,806
    Equity investment                                          3,250             3,401
    Cash surrender value of life insurance policies            2,480             2,380
    Assets held for sale                                       1,764             4,724
    Capitalized financing costs, net                           1,355             1,771
    Goodwill, net                                                 --            14,358
    Other                                                      4,248             4,856
                                                           ---------         ---------
        Total                                              $  18,467         $  37,296
                                                           =========         =========

Property, plant and equipment, net:

    Land and land improvements                             $   5,788         $   6,708
    Buildings                                                 34,376            40,239
    Machinery and equipment                                   76,481            97,446
    Construction in progress                                   1,483             1,444
                                                           ---------         ---------
                                                             118,128           145,837
    Less accumulated depreciation                            (57,639)          (71,603)
                                                           ---------         ---------
        Total                                              $  60,489         $  74,234
                                                           =========         =========

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



RESULTS OF OPERATIONS


                    STATEMENTS OF EARNINGS - - SELECTED DATA
                                ($ in thousands)


                                                          THREE MONTHS ENDED                              SIX MONTHS ENDED
                                            ----------------------------------------       ----------------------------------------
                                             MARCH 30,                   MARCH 31,          MARCH 30,                  MARCH 31,
                                               2002         CHANGE         2001               2002         CHANGE         2001
                                            ------------    --------    ------------       ------------    --------   -------------
Net sales                                      $  64,900         (8%)    $  70,834          $ 127,614         (9%)      $ 139,773
Gross profit                                       4,997         62%         3,078             10,065         68%           5,993
    Percentage of net sales                          7.7%                      4.3%               7.9%                        4.3%
Selling, general and administrative expense    $   2,784        (43%)    $   4,863          $   6,106        (41%)      $  10,298
    Percentage of net sales                          4.3%                      6.9%               4.8%                        7.4%
Restructuring charges                          $  12,802         N/M     $      --          $  12,923        N/M        $      --
Operating loss                                 $ (10,589)        N/M     $  (1,785)         $  (8,964)       N/M        $  (4,305)
    Percentage of net sales                       (16.3%)                    (2.5%)              (7.0%)                      (3.1%)
Interest expense                               $   2,984        (34%)    $   4,544          $   6,127        (23%)      $   7,931
    Percentage of net sales                          4.6%                      6.4%               4.8%                        5.7%
Effective income tax rate                           13.1%                     33.4%              13.8%                       35.5%
Cumulative effect of accounting change         $      --         --      $      --          $ (14,358)       N/M        $      --
Net loss                                       $ (11,731)       180%     $  (4,187)         $ (26,478)       242%       $  (7,747)
    Percentage of net sales                        (18.1%)                    (5.9%)            (20.7%)                      (5.5%)


N/M = Not meaningful

SECOND QUARTER OF FISCAL 2002 COMPARED TO SECOND QUARTER OF FISCAL 2001

Net Sales

         Net sales for the quarter decreased 8% to $64.9 million from $70.8 million in the same year-ago period primarily due to the Company's exit from the galvanized strand and nail businesses. On a comparable basis, excluding the revenues from these discontinued product lines, sales rose 1%. Sales of the Company's concrete reinforcing products (welded wire fabric and PC strand) declined 4% from the year-ago quarter, but rose to 68% of consolidated sales from 65%. Sales of wire products (industrial wire and tire bead wire, excluding nails) increased 19% from the year-ago quarter and rose to 25% of consolidated sales from 20%. The changes in product mix were primarily due to increased sales of welded wire fabric and tire bead wire together with the elimination of galvanized strand sales and the reduction in nail sales in the current year.

Following the Company's exit from the galvanized strand business in the third quarter of fiscal 2001 and from the nail business during the current quarter, the Company no longer generates revenues from these product lines. For fiscal 2001, sales of bulk and collated nails were $24.3 million, or 8% of the Company's consolidated sales.

Gross Profit

         Gross profit rose 62% to $5.0 million, or 7.7% of net sales in the quarter compared with $3.1 million, or 4.3% of net sales in the same year-ago period. The 3.4 point improvement in gross margins was due to manufacturing cost reductions and higher productivity levels at the Company's facilities, which served to more than offset lower spreads between average selling prices and raw material costs.

Selling, General and Administrative Expense

         Selling, general and administrative expense ("SG&A expense") fell 43% to $2.8 million, or 4.3% of net sales in the quarter from $4.9 million, or 6.9% of net sales in the same year-ago period. The decrease in SG&A expense was largely driven by the Company's exit from the galvanized strand and nail businesses together with the favorable impact of the cost reduction measures that have been implemented.

Restructuring Charges

         During the quarter, the Company recorded pre-tax restructuring charges totaling $12.8 million ($11.1 million after-tax, or $1.31 per share), for losses on the sale of assets associated with the nail and galvanized strand businesses, write-downs in the carrying value of the remaining assets to be disposed of, closure costs associated with the nail business, and an impairment loss on the long-lived assets of the industrial wire business. Approximately $12.6 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $0.2 million were cash charges associated with the closure of the nail business (see Note 2 - Restructuring Charges).

Operating Loss

         The Company's operating loss increased to $10.6 million for the quarter from $1.8 million in the same year-ago period due to the restructuring charges that were recorded in the current year quarter. On a comparable basis, excluding restructuring charges in the current year and goodwill amortization expense in the prior year, the Company's operating income was $2.2 million for the quarter, compared with an operating loss of $1.5 million in the same year-ago period.

Interest Expense

         Interest expense for the quarter fell $1.5 million to $3.0 million from $4.5 million in the same year-ago period. The decrease was primarily due to reductions in amortization expense associated with capitalized financing costs ($1.0 million), average borrowing levels ($0.4 million) and average interest rates ($0.1 million).

Income Taxes

         The Company's effective income tax rate decreased to 13.1% for the quarter compared to 33.4% in the same year-ago period. The decrease was due to the establishment of a $7.5 million valuation allowance against the Company's deferred tax assets related to the tax benefit generated by the loss incurred for the current quarter.

Net Loss

         The Company's net loss for the quarter increased to $11.7 million, or $1.39 per share, from $4.2 million, or 49 cents per share, in the same year-ago period. On a comparable basis, excluding restructuring charges in the current year and goodwill amortization expense in the prior year, the Company's net loss was $0.6 million, or 7 cents per share, for the quarter, compared with a net loss of $4.0 million, or 48 cents per share, in the same year-ago period.

FIRST SIX MONTHS OF FISCAL 2002 COMPARED WITH FIRST SIX MONTHS OF FISCAL 2001

Net Sales

         Net sales for the first six months of fiscal 2002 decreased 9% to $127.6 million from $139.8 million in the same year-ago period primarily due to the Company's exit from the galvanized strand and nail businesses. On a comparable basis, excluding the revenues from these discontinued product lines, sales were essentially flat. Sales of the Company's concrete reinforcing products (welded wire fabric and PC strand) declined 4% from the year-ago period, but rose to 69% of consolidated sales from 66%. Sales of wire products (industrial wire and tire bead wire, excluding nails) increased 16% from the year-ago quarter and rose to 24% of consolidated sales from 19%. The changes in product mix were primarily due to increased sales of welded wire fabric and tire bead wire together with the elimination of galvanized strand sales and reduction in nail sales in the current year. Following the Company's exits from the galvanized strand business in the third quarter of fiscal 2001 and from the nail business during the current quarter, the Company no longer generates revenues from these product lines. For fiscal 2001, sales of bulk and collated nails were $24.3 million, or 8% of the Company's consolidated sales.

Gross Profit


         Gross profit rose 68% to $10.1 million, or 7.9% of net sales for the first six months of fiscal 2002 compared with $6.0 million, or 4.3% of net sales in the same year-ago period. The 3.6 point improvement in gross margins was due to manufacturing cost reductions and higher productivity levels at the Company's facilities, which served to more than offset lower spreads between average selling prices and raw material costs.

Selling, General and Administrative Expense

         Selling, general and administrative expense ("SG&A expense") fell 41% to $6.1 million, or 4.8% of net sales for the first six months of fiscal 2002 from $10.3 million, or 7.4% of net sales in the same year-ago period. The decrease in SG&A expense was largely driven by the Company's exit from the galvanized strand and nail businesses together with the favorable impact of the cost reduction measures that have been implemented.

Restructuring Charges

         During the current year, the Company recorded pre-tax restructuring charges totaling $12.9 million ($11.1 million after-tax, or $1.32 per share), for losses on the sale of assets associated with the nail and galvanized strand businesses, write-downs in the carrying value of the remaining assets to be disposed of, closure costs associated with the nail business, an impairment loss on the long-lived assets of the industrial wire business, and separation costs associated with other selling and administrative staffing reductions. Approximately $12.6 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $0.3 million were cash charges associated with the closure of the nail business and employee separation costs (See Note 2-Restructuring Charges).

Operating Loss

         The Company's operating loss increased to $9.0 million for the first six months of fiscal 2002 from $4.3 million in the same year-ago period due to the restructuring charges that were recorded in the current year. On a comparable basis, excluding restructuring charges in the current year and goodwill amortization expense in the prior year, the Company's operating income was $4.0 million for the first six months of the current year, compared with an operating loss of $3.8 million in the same year-ago period.

Interest Expense

         Interest expense for the first six months of fiscal 2002 fell $1.8 million to $6.1 million from $7.9 million in the same year-ago period. The decrease was primarily due to reductions in amortization expense associated with capitalized financing costs ($1.0 million), average borrowing levels ($0.6 million) and average interest rates ($0.2 million).

Other Income

         The Company's results for the first six months of fiscal 2002 reflect a pre-tax gain of $1.0 million that was recorded in other income in connection with an insurance settlement. The settlement was related to a property damage and business interruption claim resulting from an accident that occurred at the Fredericksburg, Virginia facility in August 1999.

Income Taxes

         The Company's effective income tax rate decreased to 13.8% for the first six months of fiscal 2002 compared with 35.5% in the same year-ago period. The decrease was due to the establishment of a $7.5 million valuation allowance against the Company's deferred tax assets related to the tax benefit generated by the loss incurred for the current year.

Cumulative Effect of Accounting Change

         The Company's results for the first six months of fiscal 2002 reflect a non-cash charge of $14.4 million resulting from an accounting change. During the current year, the Company completed the goodwill impairment testing required in connection with its adoption of Statement of Financial Accounting Standards 142 ("SFAS 142") effective September 30, 2001. Based on the results of the testing, the Company determined that goodwill had been impaired and that a charge should be recorded as of the date of adoption at the beginning of the current fiscal year. In accordance with generally accepted accounting principles, the Company's fiscal 2001 results reflect charges for the amortization of goodwill of $0.3 million for the second quarter and $0.5 million for the six-month period. Goodwill is no longer amortized in the current year with the adoption of SFAS
142. Including the cumulative effect of the accounting change in the first quarter of fiscal 2002, the net loss was $14.7 million, or $1.74 per share, compared with a net loss of $0.4 million, or 5 cents per share as previously reported (prior to the charge) (See Note 3-Goodwill and Intangible Assets).

Net Loss

         The Company's net loss for the first six months of fiscal 2002 increased to $26.5 million, or $3.13 per share, from $7.7 million, or 92 cents per share, in the same year-ago period. On a comparable basis, excluding restructuring charges and the gain on the insurance settlement in the current year, and goodwill amortization expense in the prior year, the Company's net loss was $1.9 million, or 22 cents per share, for the first six months of the current year, compared with a net loss of $7.4 million, or 88 cents per share, in the same year-ago period.

LIQUIDITY AND CAPITAL RESOURCES

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                         SIX MONTHS ENDED
                                                                   -----------------------------
                                                                    MARCH 30,         MARCH 31,
                                                                       2002                 2001
                                                                   -----------        ---------
Net cash provided by (used for) operating activities               $   3,468          $  (8,355)
Net cash used for investing activities                                   (47)            (1,554)
Net cash provided by (used for) financing activities                  (5,840)             7,050
Total long-term debt                                                  94,865            112,050
    Percentage of total capital                                           79%                62%
Shareholders' equity                                               $  24,533          $  67,518
    Percentage of total capital                                           21%                38%
Total capital (total long-term debt + shareholders' equity)        $ 119,398          $ 179,568

CASH FLOW ANALYSIS

         Operating activities provided $3.5 million of cash for the first six months of fiscal 2002 while using $8.4 million in the same year-ago period. The year-to-year increase was primarily due to the improvement in the Company's cash operating performance in the current year, after adjusting for the non-cash accounting change and restructuring charges, compared with the prior year net loss and the associated change in deferred income taxes. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $4.3 million in the current year while using $3.0 million in the prior year. Depreciation and amortization declined by $2.6 million, or 36%, compared to the prior year primarily due to:
(1) lower amortization expense associated with capitalized financing costs; (2) the elimination of goodwill amortization in the current year in connection with the adoption of SFAS 142; (3) the reduced depreciation in the current year resulting from the impairment losses and write-downs in the carrying values of the Company's tire bead wire and galvanized strand facilities in the third quarter of fiscal 2001; and (4) the closure and sale of the assets of the nail business and write-down of the carrying value of the Company's industrial wire assets in the second quarter of fiscal 2002.

         Investing activities were essentially breakeven for the first six months of fiscal 2002 while using $1.6 million in the same year-ago period. The decrease was principally due to the Company's curtailment of capital outlays in connection with its debt reduction efforts. The Company expects capital expenditures to be below $2.0 million in fiscal 2002 and $3.0 million in fiscal 2003.

         Financing activities used $5.8 million of cash for the first six months of fiscal 2002 while providing $7.1 million in the same year-ago period. The reduction in financing requirements was primarily due to the Company's debt reduction efforts.

         As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company's variable rate debt to fixed rate debt. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of "accumulated other comprehensive income." As of March 30, 2002, the fair value of the swap agreements was ($3.5 million) and was recorded in other liabilities on the Company's consolidated balance sheet.

         The Company's total debt to capital ratio increased to 79% at March 30, 2002 compared with 62% at March 31, 2001 primarily due to the net losses incurred over the prior twelve-month period and the resulting reduction in shareholders' equity.

CREDIT FACILITIES

         The Company has a senior secured credit facility with a group of banks, consisting of a $50.0 million revolving credit loan and a $57.5 million term loan. In May 2002, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from January 15, 2003 to October 15, 2003. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margin that allow the Company to lower its borrowing rates through improvements in the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") or future reductions in the term loan outstandings; (2) a reduction in the amount of the revolving credit commitment from $50.0 million to $42.0 million that is to occur no later than July 31, 2002 based on decreases in the borrowing base resulting from the Company's divestitures and expected reductions in the Company's borrowing requirements;
(3) the deferral of certain scheduled fee payments and increases in the fee amounts payable; (4) annual limitations on the amount of capital expenditures; and (5) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

         Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.5% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of March 30, 2002, the interest rate on the credit facility was 8.00%. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

         Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At March 30, 2002. approximately $7.6 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The senior secured credit facility is collateralized by all of the Company's assets.

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

         The Company intends to refinance the senior secured credit facility prior to its amended maturity date of October 15, 2003. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operations.

OUTLOOK

         The Company believes that the overall weakening in the economy will continue to create challenging business conditions through the remainder of fiscal 2002. In addition, reduced domestic capacity together with the "tariff-rate-quota" framework that is in effect and pending antidumping and countervailing duty actions could adversely impact the supply of hot rolled carbon steel wire rod, the Company's primary raw material, leading to higher prices. In the event that it was unsuccessful in recovering these higher costs in its markets, the Company's financial performance would be negatively impacted.

         In view of the Company's recent financial performance and the expected continuation of difficult market conditions, it is continuing to pursue a range of initiatives to reduce operating costs and debt. Over the prior year, the Company focused on improving the performance of its core operations, divested non-core operations, completed related staffing reductions, curtailed discretionary spending, and achieved higher productivity levels at its manufacturing facilities in reducing operating costs. The Company anticipates that the reductions in operating costs together with the suspension of its cash dividend, curtailment of capital outlays, improved management of working capital, disposal of under performing businesses and excess assets will facilitate further reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for the remainder of 2002 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements").


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

Foreign Exchange Exposure

         The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of March 30, 2002.

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER MATTERS.

         In January 2002, the Company was notified by the New York Stock Exchange ("NYSE") that it would initiate procedures to suspend trading and delist the common stock of the Company in view of the fact that it had fallen below the following NYSE continued listing standards: (1) average global market capitalization over a consecutive 30 trading-day period less than $15.0 million, and (2) average closing price of the Company's common stock less than $1.00 over a consecutive 30 trading-day period. In February 2002, the Company's common stock began trading on the OTC bulletin board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

        4.1(f) Amendment Agreement No. 6 dated May 10, 2002 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001, November 16, 2001
                    and January 28, 2002. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

b.       Reports of Form 8-K

         On February 12, 2002, the Company filed a Form 8-K under Item 5 regarding delisting of its common stock on the NYSE and the commencement of trading on the OTC bulletin board.

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

                                        INSTEEL INDUSTRIES, INC.
                                        ------------------------
                                        Registrant

Date: May 14, 2002               By:      /s/ H.O. Woltz III
                                        --------------------------------------
                                              H.O. Woltz III
                                              President and Chief
                                                Executive Officer




Date: May 14, 2002               By:      /s/ Michael C. Gazmarian
                                        --------------------------------------
                                              Michael C. Gazmarian
                                              Chief Financial Officer and
                                                Treasurer
                                       16