Form 10-Q
period 2002-06-29
INSTEEL INDUSTRIES INC
filed 2002-08-13
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________

Commission File Number 1-9929

Insteel Industries, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-0674867

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1373 Boggs Drive, Mount Airy, North Carolina	27030

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 786-2141

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

     The number of shares outstanding of the registrant’s common stock as of August 13, 2002 was 8,460,187.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 29,	September 29,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,954	$4,183
Accounts receivable, net	33,125	43,912
Inventories	31,865	34,576
Prepaid expenses and other	3,246	4,645

Total current assets	70,190	87,316
Property, plant and equipment, net	57,144	74,234
Other assets	19,346	37,296

Total assets	$146,680	$198,846

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,592	$32,293
Accrued expenses	7,476	9,692
Current portion of long-term debt	4,520	2,920

Total current liabilities	35,588	44,905
Long-term debt	79,895	97,785
Other liabilities	5,587	6,092
Shareholders’ equity:
Common stock	16,920	16,920
Additional paid-in capital	38,327	38,327
Retained deficit	(26,361)	(1,562)
Accumulated other comprehensive loss	(3,276)	(3,621)

Total shareholders’ equity	25,610	50,064

Total liabilities and shareholders’ equity	$146,680	$198,846

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	$64,124	$82,418	$191,738	$222,191
Cost of sales	56,457	74,049	174,006	207,829

Gross profit	7,667	8,369	17,732	14,362
Selling, general and administrative expense	3,007	3,771	9,113	14,069
Restructuring charges	23	28,299	12,946	28,299

Operating income (loss)	4,637	(23,701)	(4,327)	(28,006)
Interest expense	2,969	3,514	9,096	11,445
Other income, net	(11)	(342)	(1,034)	(576)

Earnings (loss) before income taxes and accounting change	1,679	(26,873)	(12,389)	(38,875)
Benefit for income taxes	—	(10,428)	(1,948)	(14,683)

Earnings (loss) before accounting change	1,679	(16,445)	(10,441)	(24,192)
Cumulative effect of accounting change	—	—	(14,358)	—

Net earnings (loss)	$1,679	$(16,445)	$(24,799)	$(24,192)

Per share (basic and diluted):
Earnings (loss) before accounting change	$0.20	$(1.94)	$(1.23)	$(2.86)
Cumulative effect of accounting change	—	—	(1.70)	—

Net earnings (loss)	$0.20	$(1.94)	$(2.93)	$(2.86)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	June 29,	June 30,
	2002	2001

Cash Flows From Operating Activities:
Net loss	$(24,799)	$(24,192)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change	14,358	—
Depreciation and amortization	6,474	10,495
Loss (gain) on sale of assets	467	(219)
Restructuring charges	12,946	28,299
Deferred income taxes	771	(15,148)
Net changes in assets and liabilities:
Accounts receivable, net	5,241	(1,811)
Inventories	(377)	9,715
Accounts payable and accrued expenses	(10,917)	(9,114)
Other changes	(1,644)	(3,369)

Total adjustments	27,319	18,848

Net cash provided by (used for) operating activities	2,520	(5,344)

Cash Flows From Investing Activities:
Capital expenditures	(437)	(1,819)
Proceeds from sale of business	9,844	8,078
Proceeds from (issuance of) notes receivable	356	(43)
Proceeds from sale of property, plant and equipment	1,778	109

Net cash provided by investing activities	11,541	6,325

Cash Flows From Financing Activities:
Proceeds from long-term debt	4,500	81,100
Principal payments on long-term debt	(20,790)	(82,050)

Net cash used for financing activities	(16,290)	(950)

Net increase (decrease) in cash	(2,229)	31
Cash and cash equivalents at beginning of period	4,183	3,230

Cash and cash equivalents at end of period	$1,954	$3,261

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,815	$9,427
Income taxes	—	5

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The consolidated unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the audited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2001.

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

(2) Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and the associated asset retirement cost and is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its results of operations or financial position.

     Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement replaces both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the basic provisions from both SFAS No. 121 and APB No. 30 but incorporates changes to improve financial reporting and comparability among entities. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its results of operations or financial position.

(3) Restructuring Charges

     During the quarter, the Company recorded restructuring charges amounting to $23,000. The charges consisted of a loss on the sale of certain assets associated with the Company’s industrial wire business less a reduction in the reserves that were previously recorded related to its exit from the galvanized strand business.

     In May 2002, the Company sold certain assets related to its industrial wire business for net proceeds of $10.2 million, subject to a final purchase price adjustment, and recorded a loss on the sale of $360,000. During the first nine months of fiscal 2002, the operations that were divested, located in Andrews, South Carolina, generated $24.6 million, or 13%, of the Company’s consolidated net sales.

     Also during the quarter, the Company determined that certain of the reserves that were previously established in connection with its May 2001 exit from the galvanized strand business exceeded the estimated remaining closure-related costs to be incurred. Accordingly, the Company recorded a $337,000 reduction in the reserve balances and a corresponding benefit to restructuring charges.

     A reconciliation of the restructuring reserves for the three months and nine months ended June 29, 2002 is as follows:

	Three Months Ended June 29, 2002

	Reserve balance			Reserve balance
	at March 30,	Additional	Reserves	at June 29,
(Amounts in thousands)	2002	charges	utilized	2002

Severance and related employee benefit costs	$185	$32	$(164)	$53
Other costs	488	579	(874)	193

Total	$673	$611	$(1,038)	$246

	Nine Months Ended June 29, 2002

	Reserve balance			Reserve balance
	at September 29,	Additional	Reserves	at June 29,
(Amounts in thousands)	2001	charges	utilized	2002

Severance and related employee benefit costs	$408	$302	$(657)	$53
Other costs	728	1,340	(1,875)	193

Total	$1,136	$1,642	$(2,532)	$246

(4) Goodwill and Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company will no longer amortize goodwill and intangibles which have indefinite lives. SFAS No. 142 requires that the Company assess goodwill and certain intangible assets with indefinite useful lives for impairment upon adoption at the beginning of the fiscal year (September 30, 2001) and at least annually thereafter. The Company has determined that it will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2002.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For purposes of the impairment testing, the Company determined that the goodwill asset to be tested was entirely related to the continuing operations of Florida Wire and Cable, Inc. (“FWC”), a subsidiary of the Company that was acquired in January 2000. In calculating the impairment charge, the fair value of the impaired reporting unit, FWC, was estimated using a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) based on recent comparable transactions and using a discounted cash flow methodology based on estimated future cash flows.

     Based on the impairment testing, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, as the cumulative effect of a change in accounting principle to write off the entire goodwill balance associated with FWC as of the beginning of the fiscal year.

     The Company’s fiscal 2001 results reflect goodwill amortization expense (pre-tax) of $231,000 for the third quarter and $740,000 for the nine-month period. A reconciliation of the previously reported fiscal 2001 statement of operations information to pro forma amounts that reflect the elimination of goodwill amortization is presented below:

	Three Months Ended		Nine Months Ended
	June 30, 2001		June 30, 2001

		Net loss per		Net loss per
(Amounts in thousands except for per share data)		share (basic)		share (basic)
	Net loss	and diluted)	Net loss	and diluted)

Net loss, as reported	$(16,445)	$(1.94)	$(24,192)	$(2.86)
Add back goodwill amortization	141	0.02	460	0.05

Net loss, pro forma	$(16,304)	$(1.92)	$(23,732)	$(2.81)

(5) Deferred Tax Asset

     As of June 29, 2002, the Company had recorded a deferred tax asset of $8.0 million, net of valuation allowance of $7.5 million. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. GAAP require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the loss incurred for the second quarter, the Company established a valuation allowance of $7.5 million against its deferred tax assets, $6.7 million of which relates to non-current tax assets. The provision to establish this valuation allowance was included in the benefit for income taxes reported for the quarter ended March 30, 2002. The Company did not record a tax provision for the third quarter based on its current year-to-date loss and deferred tax asset position as of the end of the quarter. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances.

(6) Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $50.0 million revolving credit loan and a $57.5 million term loan. In May 2002, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from January 15, 2003 to October 15, 2003. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margin that allow the Company to lower its interest rates through improvements in the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) or future reductions in the amounts outstanding under the term loan; (2) a reduction in the amount of the revolving credit commitment from $50.0 million to $42.0 million based on decreases in the borrowing base resulting from the Company’s divestitures and expected reductions in the Company’s borrowing requirements (which reduction occurred in May 2002); (3) the deferral of certain scheduled fee payments and increases in the fee amounts payable; (4) annual limitations on the amount of capital expenditures; and (5) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of June 29, 2002, interest rates on the credit facility were as follows: 7.25% on the revolver, 8.50% on $40.6 million of the term loan and 11.75% on $13.0 million of the term loan. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At June 29, 2002, approximately $8.3 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of June 29, 2002. The senior secured credit facility is collateralized by all of the Company’s assets.

     The Company and its senior lenders have agreed to certain modifications in the credit facility through a series of amendments to the credit agreement. The previous amendments had the effect of increasing the Company’s interest expense from the amounts that would have been incurred under the original terms of the credit agreement as a result of: (1) increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company’s stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility; and (3) a reduction in the term of the credit facility and the period over which the capitalized financing costs are amortized, resulting in higher amortization expense. Upon an event of default, the lenders would be entitled to the right to payment of that portion of the fees that are calculated based upon the Company’s stock price.

     The Company intends to refinance the senior secured credit facility prior to its amended maturity date of October 15, 2003. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operations.

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to fixed rate debt. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of June 29, 2002, the fair value of the swap agreements was ($4.5 million) and was recorded in other liabilities on the Company’s consolidated balance sheet.

(7) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
(Amounts in thousands except for per share data)	2002	2001	2002	2001

Earnings (loss) before accounting change	$1,679	$(16,445)	$(10,441)	$(24,192)
Cumulative effect of accounting change	—	—	(14,358)	—

Net earnings (loss)	$1,679	$(16,445)	$(24,799)	$(24,192)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,460	8,460	8,460	8,460
Dilutive effect of stock options	84	—	—	—

Weighted average shares outstanding (diluted)	8,544	8,460	8,460	8,460

Per share (basic and diluted):
Earnings (loss) before accounting change	$0.20	$(1.94)	$(1.23)	$(2.86)
Cumulative effect of accounting change	—		(1.70)	—

Net earnings (loss)	$0.20	$(1.94)	$(2.93)	$(2.86)

     Options to purchase 1,116,000 shares and 1,191,000 shares for the three months ended June 29, 2002 and June 30, 2001, respectively, were antidilutive and were not included in the diluted EPS computation. Options to purchase 1,156,000 shares and 846,000 shares for the nine months ended June 29, 2002 and June 30, 2001, respectively, were antidilutive and were not included in the diluted EPS computation.

(8) Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three months and nine months ended June 29, 2002 and June 30, 2001, respectively, are as follows:

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
(Amounts in thousands)	2002	2001	2002	2001

Net earnings (loss)	$1,679	$(16,445)	$(24,799)	$(24,192)
Change in fair market value of financial instruments	(602)	372	345	(2,800)

Total comprehensive income (loss)	$1,077	$(16,073)	$(24,454)	$(26,992)

     The change in the accumulated other comprehensive loss for the nine months ended June 29, 2002 is as follows:

(Amounts in thousands)
Balance, September 29, 2001	$(3,621)
Change in fair market value of financial instruments	345

Balance, June 29, 2002	$(3,276)

(9) Other Financial Data

     Balance sheet information:

	June 29,	September 29,
(Amounts in thousands)	2002	2001

Accounts receivable, net:
Accounts receivable	$31,640	$41,810
Other receivables (income tax refund)	2,816	3,034
Less allowance for doubtful accounts	(1,331)	(932)

Total	$33,125	$43,912

Inventories:
Raw materials	$11,619	$16,514
Supplies	765	1,901
Work in process	1,292	1,791
Finished goods	18,189	14,370

Total	$31,865	$34,576

Other assets:
Non-current deferred tax asset, net	$5,739	$5,806
Equity investment	3,250	3,401
Cash surrender value of life insurance policies	2,357	2,380
Capitalized financing costs, net	2,048	1,771
Assets held for sale	1,825	4,724
Goodwill, net	—	14,358
Other	4,127	4,856

Total	$19,346	$37,296

Property, plant and equipment, net:
Land and land improvements	$5,708	$6,708
Buildings	33,768	40,239
Machinery and equipment	73,271	97,446
Construction in progress	1,490	1,444

	114,237	145,837
Less accumulated depreciation	(57,093)	(71,603)

Total	$57,144	$74,234

(10) Subsequent Event

     In July 2002, the Company sold its 25% ownership interest in Structural Reinforcement Products, Inc. (“SRP”) and liquidated other related investments, generating a total of $6.6 million of cash. Proceeds from the sale were used to pay down the term loan on the Company’s senior secured credit facility. The Company does not expect that the sale will have a material impact on its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements that reflect the Company’s current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” and other words of similar meaning that do not relate strictly to historical or current facts. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic and competitive conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company’s primary raw material, hot rolled steel wire rod from domestic and foreign suppliers; the Company’s ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact the Company’s operating costs; continuation of good labor relations; the Company’s ability to avoid events of default with respect to its indebtedness, particularly under its senior secured credit facility, as amended; and the Company’s ability to refinance its current indebtedness in a timely manner and on favorable terms.

Results of Operations

Statements of Earnings – Selected Data
($ in thousands)

	Three Months Ended			Nine Months Ended

	June 29,		June 30,	June 29,		June 30,
	2002	Change	2001	2002	Change	2001

Net sales	$64,124	(22)%	$82,418	$191,738	(14)%	$222,191
Gross profit	7,667	(8)%	8,369	17,732	23%	14,362
Percentage of net sales	12.0%		10.2%	9.2%		6.5%
Selling, general and administrative expense	$3,007	(20)%	$3,771	$9,113	(35)%	$14,069
Percentage of net sales	4.7%		4.6%	4.8%		6.3%
Restructuring charges	$23	N/M	$28,299	$12,946	N/M	$28,299
Operating income (loss)	4,637	N/M	(23,701)	(4,327)	N/M	(28,006)
Percentage of net sales	7.2%		(28.8)%	(2.3)%		(12.6)%
Interest expense	$2,969	(16)%	$3,514	$9,096	(21)%	$11,445
Percentage of net sales	4.6%		4.3%	4.7%		5.2%
Effective income tax rate	—		38.8%	15.7%		37.8%
Cumulative effect of accounting change	$—	—	$—	$(14,358)	N/M	$—
Net earnings (loss)	1,679	N/M	(16,445)	(24,799)	3%	(24,192)
Percentage of net sales	2.6%		(20.0)%	(12.9)%		(10.9)%

N/M = Not meaningful

Third Quarter of Fiscal 2002 Compared to Third Quarter of Fiscal 2001

Net Sales

     Net sales for the quarter decreased 22% to $64.1 million from $82.4 million in the same year-ago period primarily due to the elimination of revenues from the product lines that the Company has exited, including galvanized strand, nails and certain segments of the industrial wire business. On a comparable basis, excluding the revenues from these discontinued product lines, sales declined 6%. Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 10% from the year-ago quarter, but rose to 81% of consolidated sales from 70%. Sales of wire products (industrial wire and tire bead wire, excluding revenues from the industrial wire and nail businesses which the Company has exited) rose 46% from the year-ago quarter, increasing to 10% of consolidated sales from 5%. The changes in product mix were primarily due to the impact of the Company’s exit from the galvanized strand, nail and certain segments of the industrial wire business together with increased sales of tire bead wire in the current year.

Gross Profit

     Gross profit declined 8% to $7.7 million, or 12.0% of net sales in the quarter compared with $8.4 million, or 10.2% of net sales in the same year-ago period. The 1.8 point increase in gross margin was due to higher productivity levels and favorable costs achieved by the Company’s manufacturing facilities for the quarter, which reduced average unit conversion costs. These improvements served to counteract the compression in spreads between average selling prices and raw material costs from prior year levels.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) fell 20% to $3.0 million, or 4.7% of net sales in the quarter from $3.8 million, or 4.6% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to the elimination of the selling and administrative costs which supported the product lines the Company has exited as well as the savings generated from previously implemented cost reduction measures. In addition, $231,000 of the decrease resulted from the elimination of goodwill amortization expense in the current year in connection with the Company’s adoption of SFAS No. 142.

Restructuring Charges

     During the quarter, the Company recorded restructuring charges amounting to $23,000 (pre-tax) consisting of a $360,000 loss on the sale of certain assets associated with the Company’s industrial wire business less a $337,000 reduction in the reserves that were previously recorded related to its exit from the galvanized strand business.

     In the prior year quarter, the Company recorded restructuring charges totaling $28.3 million (pre-tax) consisting of $26.2 million of impairment losses associated with write-downs in the carrying values of the Company’s tire bead wire and galvanized strand manufacturing facilities, and $2.1 million for the estimated plant closure costs associated with the sale of the galvanized strand business.

Operating Income (Loss)

     The Company’s operating income for the quarter was $4.6 million compared with an operating loss of $23.7 million in the same year-ago period. On a comparable basis, excluding restructuring charges and goodwill amortization expense, the Company’s operating income decreased slightly for the quarter to $4.7 million from $4.8 million in the same year-ago period.

Interest Expense

     Interest expense for the quarter decreased $0.5 million to $3.0 million from $3.5 million in the same year-ago period. The decrease was primarily due to reduced borrowing levels on the Company’s senior secured credit facility ($0.5 million) and lower amortization expense associated with capitalized financing costs ($0.2 million) which were partially offset by higher average interest rates ($0.2 million).

Income Taxes

     The Company did not record a tax provision for the quarter based on its current year-to-date loss and deferred tax asset position as of the end of the quarter. In comparison, a $10.4 million tax benefit was recognized in the year-ago period.

Net Earnings (Loss)

	Three Months Ended

	June 29,	June 30,
(Amounts in thousands except for per share data)	2002	2001

Reconciliation of GAAP basis and pro forma net earnings (loss):
Net earnings (loss) (GAAP basis)	$1,679	$(16,445)
Pro forma adjustments:
Restructuring charges	23	28,299
Gain on sale of galvanized strand assets	—	(262)
Amortization of goodwill	—	231
Income tax effect	—	(10,969)

Total pro forma adjustments	23	17,299

Net earnings (pro forma)	$1,702	$854

Net earnings (loss) per share (GAAP basis)	$0.20	$(1.94)

Net earnings per share (pro forma)	$0.20	$0.10

     The Company’s net earnings for the quarter were $1.7 million, or 20 cents per share, compared with a net loss of $16.4 million, or $1.94 per share, in the same year-ago period. On a comparable basis, excluding restructuring charges and other non-recurring items on a pro forma basis, net earnings for the third quarter were $1.7 million, or 20 cents per share, compared with $0.9 million, or 10 cents per share in the year-ago quarter.

First Nine Months of Fiscal 2002 Compared With First Nine Months of Fiscal 2001

Net Sales

     Net sales for the first nine months of fiscal 2002 decreased 14% to $191.7 million from $222.2 million in the same year-ago period primarily due to the elimination of revenues from the product lines that the Company has exited, including galvanized strand, nails and certain segments of the industrial wire business. On a comparable basis, excluding the revenues from these discontinued product lines, sales decreased 3%. Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 6% from the year-ago period, but rose to 73% of consolidated sales from 67%. Sales of wire products (industrial wire and tire bead wire, excluding revenues from the industrial wire and nail businesses which the Company has exited) increased 38% from the year-ago period, rising to 9% of consolidated sales from 6%. The changes in product mix were primarily due to increased sales of welded wire fabric and tire bead wire in the current year together with the impact of the Company’s exit from the galvanized strand, nail and certain segments of the industrial wire business.

Gross Profit

     Gross profit rose 23% to $17.7 million, or 9.2% of net sales for the first nine months of fiscal 2002 compared with $14.4 million, or 6.5% of net sales in the same year-ago period. The 2.7 point increase in gross margin was due to higher productivity levels and favorable costs achieved by the Company’s manufacturing facilities, which reduced average unit conversion costs. These improvements served to counteract the compression in spreads between average selling prices and raw material costs from prior year levels.

Selling, General and Administrative Expense

     SG&A expense fell 35% to $9.1 million, or 4.8% of net sales for the first nine months of fiscal 2002 from $14.1 million, or 6.3% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to the elimination of selling and administration costs which supported the product lines that the Company has exited as well as the savings generated from previously implemented cost reduction measures. In addition, $740,000 of the decrease resulted from the elimination of goodwill amortization expense in the current year in connection with the Company’s adoption of SFAS No. 142.

Restructuring Charges

     During the current year, the Company recorded restructuring charges totaling $12.9 million (pre-tax) for losses on the sale of assets associated with the nail and galvanized strand businesses, write-downs in the carrying value of the remaining assets to be disposed of, closure costs associated with the nail business and a portion of the industrial wire business, an impairment loss on certain of the long-lived assets of the industrial wire business, and separation costs associated with other selling and administrative staffing reductions. These charges were partially offset by the benefit from the $337,000 reduction in reserves that were previously recorded related to the Company’s exit from the galvanized strand business. Approximately $11.7 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $1.2 million were cash charges associated with the sale of the industrial wire and nail businesses and employee separation costs.

     In the prior year quarter, the Company recorded restructuring charges totaling $28.3 million (pre-tax) consisting of $26.2 million of impairment losses associated with write-downs in the carrying values of the Company’s tire bead wire and galvanized strand manufacturing facilities, and $2.1 million for the estimated plant closure costs associated with the sale of the galvanized strand business.

Operating Loss

     The Company’s operating loss decreased to $4.3 million for the first nine months of fiscal 2002 from $28.0 million in the same year-ago period. On a comparable basis, excluding restructuring charges and goodwill amortization expense, the Company’s operating income rose to $8.6 million for the first nine months of the current year from $1.0 million in the same year-ago period.

Interest Expense

     Interest expense for the first nine months of fiscal 2002 fell $2.3 million to $9.1 million from $11.4 million in the same year-ago period. The decrease was primarily due to reductions in amortization expense associated with capitalized financing costs ($1.2 million) and average borrowing levels on the Company’s senior secured credit facility ($1.1 million).

Other Income

     During the current year, the Company recorded a gain of $1.0 million (pre-tax) in other income in connection with an insurance settlement. The settlement was related to a property damage and business interruption claim resulting from an accident that occurred at the Fredericksburg, Virginia facility in August 1999.

Income Taxes

     The Company’s effective income tax rate decreased to 15.7% for the first nine months of fiscal 2002 compared with 37.8% in the same year-ago period. The decrease was due to the establishment of a $7.5 million valuation allowance against the Company’s deferred tax assets related to the tax benefit generated by the loss incurred for the current year.

Cumulative Effect of Accounting Change

     The Company’s results for the first nine months of fiscal 2002 reflect a non-cash charge of $14.4 million, or $1.70 per share, resulting from an accounting change. During the current year, the Company completed the goodwill impairment testing required in connection with its adoption of SFAS No. 142 effective September 30, 2001. Based on the results of the testing, the Company determined that goodwill had been impaired and that a charge should be recorded as of the date of adoption at the beginning of the current fiscal year. In accordance with GAAP, the Company’s fiscal 2001 results reflect charges for the amortization of goodwill of $231,000 for the third quarter and $740,000 for the nine-month period. Goodwill is no longer amortized in the current year with the adoption of SFAS No. 142 (see Note 4 – Goodwill and Intangible Assets).

Net Loss

	Nine Months Ended

	June 29,	June 30,
(Amounts in thousands except for per share data)	2002	2001

Reconciliation of GAAP basis and pro forma net loss:
Net loss (GAAP basis)	$(24,799)	$(24,192)
Pro forma adjustments:
Restructuring charges	12,946	28,299
Gain on sale of galvanized strand assets	—	(262)
Gain on insurance settlement	(1,012)	—
Amortization of goodwill	—	740
Income tax effect	(1,876)	(10,869)
Cumulative effect of accounting change	14,358	—

Total pro forma adjustments	24,416	17,908

Net loss (pro forma)	$(383)	$(6,284)

Net loss per share (GAAP basis)	$(2.93)	$(2.86)

Net loss per share (pro forma)	$(0.05)	$(0.74)

     The Company’s net loss for the first nine months of fiscal 2002 increased to $24.8 million, or $2.93 per share, from $24.2 million, or $2.86 per share, in the same year-ago period. On a comparable basis, excluding restructuring charges and other non-recurring items on a pro forma basis, the net loss for the first nine months of 2002 was $0.4 million, or 5 cents per share, compared with $6.3 million, or 74 cents per share in the same year-ago period.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Nine Months Ended

	June 29,	June 30,
	2002	2001

Net cash provided by (used for) operating activities	$2,520	$(5,344)
Net cash provided by investing activities	11,541	6,325
Net cash used for financing activities	(16,290)	(950)
Total long-term debt	84,415	104,050
Percentage of total capital	77%	67%
Shareholders’ equity	$25,610	$51,446
Percentage of total capital	23%	33%
Total capital (total long-term debt + shareholders’ equity)	$110,025	$155,496

Cash Flow Analysis

     Operating activities provided $2.5 million of cash for the first nine months of fiscal 2002 while using $5.3 million in the same year-ago period. The year-to-year increase was primarily due to the improvement in the Company’s financial performance, after adjusting for the non-cash accounting change ($14.4 million) and restructuring charges ($12.9 million), compared with the prior year net loss and the associated change in deferred income taxes. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $6.0 million in the current year compared to $1.2 million in the same year-ago period primarily due to the prior year reduction in inventories. Depreciation and amortization declined by $4.0 million, or 38%, compared to the prior year primarily due to: (1) lower amortization expense associated with capitalized financing costs; (2) the elimination of goodwill amortization in the current year in connection with the adoption of SFAS No. 142; (3) the reduced depreciation in the current year resulting from the impairment losses and write-downs in the carrying values of the Company’s tire bead wire and galvanized strand facilities in the prior year; and (4) the sale of certain assets associated with the galvanized strand, nail and industrial wire businesses.

     Investing activities provided $11.5 million of cash for first nine months of fiscal 2002 compared to $6.3 million in the same year-ago period. The year-to-year change was due to the higher proceeds from the sale of additional assets in the current year together with lower capital expenditures in connection with the Company’s debt reduction efforts. The Company expects capital expenditures to be below $2.0 million in fiscal 2002 and $3.0 million in fiscal 2003.

     Financing activities used $16.3 million of cash for the first nine months of fiscal 2002 compared to $1.0 million in the same year-ago period. The reduction in financing requirements was primarily due to the Company’s debt reduction efforts.

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to fixed rate debt. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of June 29, 2002, the fair value of the swap agreements was ($4.5 million) and was recorded in other liabilities on the Company’s consolidated balance sheet.

     The Company’s total debt to capital ratio increased to 77% at June 29, 2002 compared with 67% at June 30, 2001 primarily due to the net losses incurred over the prior twelve-month period and the resulting reduction in shareholders’ equity.

Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $50.0 million revolving credit loan and a $57.5 million term loan. In May 2002, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from January 15, 2003 to October 15, 2003. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margin that allow the Company to lower its interest rates through improvements in the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) or future reductions in the amounts outstanding under the term loan; (2) a reduction in the amount of the revolving credit commitment from $50.0 million to $42.0 million based on decreases in the borrowing base resulting from the Company’s divestitures and expected reductions in the Company’s borrowing requirements (which reduction occurred in May 2002); (3) the deferral of certain scheduled fee payments and increases in the fee amounts payable; (4) annual limitations on the amount of capital expenditures; and (5) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of June 29, 2002, interest rates on the credit facility were as follows: 7.25% on the revolver, 8.50% on $40.6 million of the term loan and 11.75% on $13.0 million of the term loan. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At June 29, 2002, approximately $8.3 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of its financial covenants as of June 29, 2002. The senior secured credit facility is collateralized by all of the Company’s assets.

     The Company and its senior lenders have agreed to certain modifications in the credit facility through a series of amendments to the credit agreement. The previous amendments had the effect of increasing the Company’s interest expense from the amounts that would have been incurred under the original terms of the credit agreement as a result of: (1) increases in the applicable interest rate margins; (2) additional fees, a portion of which are calculated based upon the Company’s stock price, payable to the lenders on certain dates and in increasing amounts based upon the timing of the completion of a refinancing of the credit facility; and (3) a reduction in the term of the credit facility and the period over which the capitalized financing costs are amortized, resulting in higher amortization expense. Upon an event of default, the lenders would be entitled to the right to payment of that portion of the fees that are calculated based upon the Company’s stock price.

     The Company intends to refinance the senior secured credit facility prior to its amended maturity date of October 15, 2003. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operations.

Outlook

     The Company believes that the overall weakening in the economy will continue to create challenging business conditions through the remainder of fiscal 2002. In addition, reduced domestic capacity together with the “tariff-rate-quota” framework that is in effect and pending antidumping and countervailing duty actions could adversely impact the supply of hot rolled carbon steel wire rod, the Company’s primary raw material, leading to higher prices. In the event that it was unsuccessful in recovering these higher costs in its markets, the Company’s financial performance would be negatively impacted as a result of the compression in gross margin.

     In view of the Company’s recent financial performance and the expected continuation of difficult market conditions, it is continuing to pursue a range of initiatives to reduce operating costs and debt. Over the prior year, the Company focused on improving the performance of its core operations, divested non-core operations, completed related staffing reductions, curtailed discretionary spending, and achieved higher productivity levels at its manufacturing facilities in reducing operating costs. The Company anticipates that the reductions in operating costs together with the suspension of its cash dividend, curtailment of capital outlays, improved management of working capital, disposal of under performing businesses and excess assets will facilitate further reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for the remainder of 2002 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements”).

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     The Company’s cash flows and earnings are subject to fluctuations resulting from changes in commodity prices, interest rates and foreign exchange rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as necessary.

Commodity Prices

     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers. The Company’s purchasing procedures and arrangements with its suppliers are intended to manage its exposure to changes in wire rod prices to the extent possible.

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to fixed rate debt. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of June 29, 2002.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

None

b.	Reports of Form 8-K

On June 27, 2002, the Company filed a Form 8-K under Item 4 regarding the dismissal of its independent public accountants, Arthur Andersen LLP, and the approval of Grant Thornton LLP to serve as its independent public accountants for the year ending September 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: August 13, 2002	By:	/s/	H.O. Woltz III H.O. Woltz III President and Chief Executive Officer

Date: August 13, 2002	By:	/s/	Michael C. Gazmarian Michael C. Gazmarian Chief Financial Officer and Treasurer