Form 10-K
period 2002-09-28
INSTEEL INDUSTRIES INC
filed 2002-12-20
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2002

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class
Common Stock (No Par Value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of December 16, 2002 was $4,889,550.

     The number of shares outstanding of the registrant’s common stock as of December 16, 2002 was 8,460,187.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company’s Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

PART I

Item 1.   Business.

General

     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of wire products. The Company manufactures and markets concrete reinforcing products, tire bead wire and industrial wire for a broad range of construction and industrial applications. Insteel’s business strategy is focused on achieving leadership positions in its markets and operating as the lowest cost producer. The Company pursues growth opportunities in existing or related product lines sold to the same customers that leverage off of its infrastructure and core competencies in the manufacture and marketing of wire products.

     Insteel is the parent holding company for two wholly-owned operating subsidiaries, Insteel Wire Products Company (“IWP”) and Florida Wire and Cable, Inc. (“FWC”). Subsequent to the year ended September 28, 2002, in October 2002, the Company merged FWC into IWP.

     Additional information about the Company and its filings with the U.S. Securities and Exchange Commission (“SEC”) are available on and through the Company’s web site at www.insteel.com. The information available on the Company’s web site is not part of this report and shall not be deemed incorporated into any of its SEC filings.

Products

     Concrete Reinforcing Products. The Company’s concrete reinforcing products consist of welded wire fabric and prestressed concrete strand (“PC strand”).

     Welded wire fabric (“WWF”) is produced as both a commodity and a specially engineered reinforcing product for use in infrastructure, residential, and commercial construction. Insteel produces a full range of WWF products, including pipe mesh, building mesh and engineered structural mesh (“ESM”). Pipe mesh is an engineered made-to-order product that is used as the primary reinforcing for concrete pipe used in drainage and sewage systems, water treatment facilities and other related applications. Building mesh is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and a variety of slab-on-grade applications. ESM is a welded wire fabric product that acts as the primary reinforcement for concrete elements or structures. The Company frequently markets ESM as a superior alternative to hot-rolled rebar for certain concrete reinforcing applications, including highways, bridges and precast concrete elements. For 2002, WWF sales represented 49% of the Company’s consolidated net sales.

     PC strand is a high carbon seven-wire strand that is used for concrete reinforcing applications such as bridges, parking decks and other concrete structures. The product is used to impart compression forces into precast concrete elements and structures, which may be either prestressed or posttensioned. For 2002, PC strand sales represented 28% of the Company’s consolidated net sales.

     Industrial Wire. In addition to its concrete reinforcing products, the Company also produces tire bead wire and other industrial wire.

     Tire bead wire is a bronze-plated steel wire that is used by tire manufacturers to reinforce the inside diameter of a tire and hold the tire to the wheel. The bronze coating serves to provide the product with rubber adhesion properties, which is critical to its application. For 2002, tire bead wire sales represented 9% of the Company’s consolidated net sales.

     Other industrial wire is produced as an intermediate product that is sold by the Company to manufacturers of industrial and commercial products. Industrial wire is produced to customer specifications based upon the specific requirements of their manufacturing processes and the end use of the finished product. Product attributes vary with the specific application and can include intermediate heat-treating as well as stringent dimensional tolerance specifications and mechanical properties.

     Following the May 2002 sale of its industrial wire business located in Andrews, South Carolina, the Company has narrowed the focus of its industrial wire product offering to small diameter high carbon wire produced at its Fredericksburg, Virginia facility which is complementary to its tire bead wire product line. For 2002, industrial wire sales represented 11% of the Company’s consolidated net sales. Excluding the sales of the South Carolina plant, sales of the ongoing industrial wire business of the Virginia facility represented 1% of the Company’s consolidated net sales.

     During 2002, in addition to the sale of the South Carolina industrial wire business, the Company also exited the nail business in January 2002. For 2002, sales of these discontinued products represented 13% of the Company’s consolidated net sales.

Marketing and Distribution

     Insteel markets its products through sales representatives that are employees of the Company. The Company’s sales force is organized by product line and trained in the technical applications of its products. The Company’s products are sold directly to users as well as through numerous wholesalers and distributors located nationwide as well as into Canada, Mexico, and Central and South America.

     Insteel delivers its products primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and scheduling requirements.

Customers

     The Company sells its products to a broad range of customers including original equipment manufacturers (“OEMs”), distributors and wholesalers. There were no customers that represented 10% or more of the Company’s net sales in 2002, 2001 or 2000.

Seasonality and Cyclicality

     The Company’s concrete reinforcing products are used for a broad range of nonresidential, infrastructure and residential construction applications. Demand in these markets is both seasonal and cyclical, driven by the level of construction activity, which significantly impacts the sales and profitability of the Company. From a seasonal standpoint, the highest level of sales within the year typically occurs when weather conditions are the most conducive to construction activity. As a result, sales and profitability are usually higher in the third and fourth quarters of the fiscal year, and lower in the first and second quarters.

     The Company’s tire bead wire and industrial wire products are used in the manufacture of tires and for a broad range of other industrial applications. Demand for these products tends to be cyclical based on changes in general economic conditions, sales of new vehicles as well as replacement tires, and the overall level of manufacturing activity.

Raw Materials

     The primary raw material used to manufacture Insteel’s products is hot-rolled carbon steel wire rod, which the Company purchases from both domestic and foreign suppliers. Wire rod can be generally characterized as a commodity-type product. Pricing tends to fluctuate with domestic market conditions as well as the global economic environment. In recent years, trade actions initiated by the domestic producers of carbon steel wire rod have had an impact on the balance of supply and demand in the market and on pricing.

     The Company purchases several different grades and sizes of wire rod. The specifications for each product vary in terms of the diameter, chemistry, mechanical properties, and metallurgical characteristics that are required for the Company’s various end products. The Company believes that the large volume of wire rod that it purchases makes it an attractive customer to suppliers thereby providing an opportunity for the Company to reduce its costs compared to smaller competitors.

     In 2001, demand for wire rod in the United States fell by approximately 20% from the prior year. This reduction in demand was primarily related to the weakening in the domestic economy. In spite of reductions in wire rod production capacity due to mill closures during the year, domestic production together with the availability of imported material resulted in sufficient supply to consumers of wire rod and a relatively stable pricing environment. In 2002, demand for wire rod in the United States remained at lower levels, due to the continued weakness in economic conditions. In spite of the reduced demand, wire rod prices rose primarily due to the decreasing supply of foreign rod resulting from trade restrictions as well as the reductions in domestic capacity. Although alternative sources of foreign rod were available to meet the Company’s requirements, prices increased as a result of the uncertainty caused by pending anti-dumping and countervailing duty cases.

     In January 1999, domestic rod producers initiated a Section 201 filing with the U.S. International Trade Commission (“ITC”) alleging that rising import levels had resulted in serious injury to the domestic industry. In response to the ITC’s report, in February 2000, President Clinton announced import relief for the domestic industry in the form of a “tariff-rate-quota” (“TRQ”), under which imported rod would be subject to duties once the imported quantities exceeded certain levels. The TRQ framework that was implemented provides for a gradual increase in the annual tonnage that may enter the domestic market each year as well as a gradual reduction in the applicable tariff for imports in excess of the quota. In November 2001, President Bush amended the terms of the TRQ by changing the administration of the quota system to a regional approach from the previous worldwide structure. In addition, administrative changes were made that are intended to balance the entry of imported material into the market. For the final year of the quota program, which is March 2002 to February 2003, the duty rate for imports in excess of the quota decreases to 5.0% from 7.5%.

     In addition to the TRQ limitations, in August 2001, four domestic producers of wire rod filed anti-dumping and countervailing duty complaints against twelve wire rod exporting countries. These countries accounted for over 80% of the imported wire rod that entered the domestic market during the year preceding the filing. In October 2002, the ITC determined that domestic producers were materially injured by imports of carbon steel wire rod from seven countries. The Department of Commerce (“DOC”) found that wire rod had been sold in the United States at less than fair value and imposed anti-dumping duty margins ranging from 4% to 369%. The seven countries with anti-dumping duty margins accounted for 67% of the wire rod that entered the domestic market in 2001. The Company believes that these trade cases could result in a significant reduction in the availability of imported wire rod from the affected countries. Although the Company believes that alternative sources of supply are available that are sufficient to meet its requirements, wire rod prices are expected to rise, particularly if domestic demand recovers.

     In recent years, the Company has relied on imported wire rod to satisfy between 20% and 45% of its total requirements. During 2002, purchases of imported wire rod accounted for approximately 45% of the Company’s total wire rod purchases. Approximately 18% of the Company’s total wire rod purchases in 2002 originated in countries against which anti-dumping or countervailing duty petitions were filed in August 2001. Subsequently, anti-dumping or countervailing duty orders were entered against several producers that have historically supplied the Company. Certain producers elected to absorb these costs and maintain their presence in the domestic market while others elected to withdraw. In spite of the uncertainty and disruptions of supply that were created by the anti-dumping and countervailing duty petitions, weak domestic demand prevented shortages from developing in the market during 2002. The Company believes that new overseas sources of wire rod that are not subject to antidumping and countervailing duty orders will emerge to fill the supply void that was created when some traditional sources withdrew from the domestic market. The Company expects future supplies to be adequate to prevent shortages from developing in the market.

     Selling prices for the Company’s products tend to move closely with changes in rod prices – typically within a three-month period – although the timing varies based on market conditions and competitive factors. Depending upon the relative strength of demand, the Company can be negatively impacted when rod prices are rising if it is unable to pass through offsetting increases in selling prices to its customers while the contrary holds true when raw material costs are falling.

Competition

     The markets in which Insteel’s business is conducted are highly competitive, including competition from other manufacturers of wire products whose revenues and financial resources are much larger than the Company’s. Some of its competitors are integrated steelmakers that produce both wire rod and wire products and offer multiple product lines over broad geographical areas. Other competitors are smaller independent wire mills that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. The Company believes that it is one of the leading low cost producers of wire products based upon its technologically-advanced manufacturing facilities and production capabilities. In addition, the Company believes that it offers a broader range of products through more diverse distribution channels than any of its competitors. The Company believes that it is well positioned to compete favorably with other producers of wire products.

Employees

     As of September 28, 2002, the Company employed 669 people. The Company has a collective bargaining agreement with a labor union at its Wilmington, Delaware facility, which expires in November 2003. Approximately 61 employees at the Wilmington plant were union members. The Company also has a collective bargaining agreement in effect for 5 remaining employees at its idle Jacksonville, Florida facility, which expires in April 2003. The Company believes that its relations with the labor unions and its employees are satisfactory.

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

Executive Officers of the Company

     The executive officers of the Company are as follows:

Name	Age	Position with the Company

Howard O. Woltz, Jr.	77	Chairman of the Board and a director

H.O. Woltz III	46	President, Chief Executive Officer and a director

Michael C. Gazmarian	43	Chief Financial Officer and Treasurer

Gary D. Kniskern	57	Vice President – Administration and Secretary

     Howard O. Woltz, Jr., has been a director and Chairman of the Board since 1958 and has served in various capacities for more than 49 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc., a publicly held manufacturer of knit apparel and fabrics, for more than 35 years prior to its acquisition in 1988 by Russell Corporation.

     H.O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in 1991 and has served in various capacities for more than 24 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and also serves as President of IWP. Mr. Woltz serves on the Executive Committee of the Company’s Board of Directors.

     Michael C. Gazmarian joined Insteel as Chief Financial Officer and was elected Treasurer in 1994. He had been with Guardian Industries Corp., a privately held glass manufacturer, since 1986, serving in various financial capacities.

     Gary D. Kniskern was elected Vice President – Administration in 1994 and has served in various capacities for more than 22 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979.

     The executive officers listed above were elected by the Board of Directors at its annual meeting held February 19, 2002 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 25, 2003.

Item 2.   Properties.

     Insteel’s corporate headquarters and Insteel Wire Products’ sales and administrative offices are located in Mount Airy, North Carolina. The Company operates seven manufacturing facilities located in Dayton, Texas; Fredericksburg, Virginia; Gallatin, Tennessee; Hickman, Kentucky; Mount Airy, North Carolina; Sanderson, Florida; and Wilmington, Delaware. In connection with its exits from the galvanized strand and nail businesses, the Company is pursuing a sale of idle facilities located in Jacksonville, Florida and Andrews, South Carolina.

     The Company owns all of its properties, except the land at its Wilmington facility, which is leased. All of the Company’s properties are pledged as security under long-term financing agreements.

     The Company believes that its properties are in good operating condition and that its machinery and equipment have been well-maintained. The Company’s manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is a subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.   Market for the Registrant’s Common Stock and Related Shareholder Matters.

     In January 2002, the Company was notified by the New York Stock Exchange (“NYSE”) that it would initiate procedures to suspend trading and delist the common stock of the Company in view of the fact that it had fallen below the following NYSE continued listing standards: (1) average global market capitalization over a consecutive 30 trading-day period less than $15.0 million, and (2) average closing price of the Company’s common stock less than $1.00 over a consecutive 30 trading-day period. In February 2002, the Company’s common stock began trading on the OTC bulletin board under the symbol “IIIN”. The Company continues to be subject to all applicable periodic reporting requirements of the U.S. Securities and Exchange Commission.

     At December 16, 2002, there were 618 shareholders of record. For information regarding the Company’s stock price and dividend history, see “Item 8(b) – Supplementary Data” in this report.

     In November 2000, the Company suspended its quarterly cash dividend in connection with the terms of a covenant waiver with its senior lenders under its credit facility. Pursuant to an amendment to the credit facility, the Company is prohibited from making dividend payments (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities”) and it does not intend to pay cash dividends in the foreseeable future.

Item 6.   Selected Financial Data.

Financial Highlights
(In thousands, except per share amounts)

	Year Ended

	September 28,	September 29,	September 30,	October 2,	October 3,
	2002	2001	2000	1999	1998

Net sales	$251,034	$299,798	$315,285	$270,992	$266,147
Restructuring charges	12,978	28,299	—	—	—
Earnings (loss) from continuing operations	(11,364)	(23,754)	2,121	9,986	328
Net earnings (loss)	(25,722)	(23,754)	2,121	9,986	(80)
Earnings (loss) per share from continuing operations (basic and diluted)	(1.34)	(2.81)	0.25	1.18	0.04
Net earnings (loss) per share (basic and diluted)	(3.04)	(2.81)	0.25	1.18	(0.01)
Cash dividends per share	—	—	0.24	0.24	0.24
Total assets	136,388	196,553	245,688	167,356	147,153
Total debt	73,640	100,705	105,000	46,817	36,363
Shareholders’ equity	23,324	50,064	77,439	77,329	69,260

Equity Compensation Plan Information
Year Ended September 28, 2002
(In thousands, except exercise price amounts)

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders	1,506	$3.94	180
Equity compensation plans not approved by security holders	20	$7.88	—

Total	1,526	$3.99	180

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements that reflect the Company’s current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” and other words of similar meaning that do not relate strictly to historical or current facts. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic and competitive conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers; the Company’s ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact the Company’s operating costs; continuation of good labor relations; the Company’s ability to avoid events of default with respect to its indebtedness, particularly under its senior secured credit facility, as amended; and the Company’s ability to refinance its current indebtedness in a timely manner and on favorable terms.

Critical Accounting Policies

     The Company’s financial statements have been prepared in accordance with accounting policies generally accepted in the United States. The Company’s discussion and analysis of its financial condition and results of operations are based on these financial statements. The preparation of the Company’s financial statements requires the application of these accounting policies in addition to certain estimates and judgments by the Company’s management. The Company’s estimates and judgments are based on current available information, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.

     The following critical accounting policies are used in the preparation of the financial statements:

     Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to change significantly, adjustments to the allowances may be required.

     Excess and obsolete inventory reserves. The Company writes down the carrying value of its inventory for estimated obsolescence to reflect the lower of the cost of the inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. If actual conditions in the market for the Company’s wire products are substantially different than those projected by management, adjustments to these reserves may be required.

     Valuation allowances for deferred income tax assets. The Company has recorded a valuation allowance related to a portion of its deferred income tax assets for which it cannot support the presumption that expected realization meets a “more likely than not” criteria. If the timing or amount of future taxable income is different than management’s current estimates, adjustments to the currently recorded valuation allowances against deferred income tax assets may be necessary.

     Accruals for self-insured liabilities and litigation. The Company has accrued its estimate of the probable costs related to self-insured medical and workers’ compensation claims and legal matters. These estimates have been developed in consultation with actuaries, the Company’s legal counsel and other advisors and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues as well as the possibility of changes in the underlying facts and circumstances, adjustments to these reserves may be required in the future.

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)

	Year Ended

	September 28,		September 29,		September 30,
	2002	Change	2001	Change	2000

Net sales	$251,034	(16%)	$299,798	(5%)	$315,285
Gross profit	24,084	13%	21,291	(33%)	32,002
Percentage of net sales	9.6%		7.1%		10.2%
Selling, general and administrative expense	$11,560	(33%)	$17,145	(11%)	$19,368
Percentage of net sales	4.6%		5.7%		6.1%
Restructuring charges	$12,978	N/M	$28,299	N/M	$—
Other expense (income)	(797)	N/M	(436)	N/M	575
Earnings (loss) before interest, income taxes and accounting change	343	N/M	(23,717)	N/M	12,059
Interest expense	11,815	(20%)	14,767	65%	8,943
Percentage of net sales	4.7%		4.9%		2.8%
Effective income tax rate	0.1%		37.7%		38.2%
Cumulative effect of accounting change	$(14,358)	N/M	$—	—	$—
Net earnings (loss)	(25,722)	N/M	(23,754)	N/M	2,121
Percentage of net sales	(10.2%)		(7.9%)		0.7%

     “N/M” = not meaningful

2002 Compared with 2001

Net Sales

     Net sales decreased 16% to $251.0 million in 2002 from $299.8 million in 2001 primarily due to the elimination of revenues from the product lines that the Company has exited, including galvanized strand, nails and certain segments of the industrial wire business. On a comparable basis, excluding the revenues from these discontinued product lines, sales decreased 2%. Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 5% from a year ago, but rose to 77% of consolidated net sales from 67%. Sales of wire products (tire bead wire and industrial wire, excluding revenues from the industrial wire and nail businesses which the Company has exited) increased 34% from a year-ago, rising to 10% of consolidated sales from 8%. The changes in product mix were primarily due to increased sales of welded wire fabric and tire bead wire in the current year together with the impact of the Company’s exit from the galvanized strand, nail and certain segments of the industrial wire business. Sales from discontinued product lines represented 13% of the Company’s consolidated sales in 2002.

Gross Profit

     Gross profit rose 13% to $24.1 million, or 9.6% of net sales in 2002 from $21.3 million, or 7.1% of net sales in 2001. The 2.5 point increase in gross margin was due to higher productivity levels and favorable costs achieved by the Company’s manufacturing facilities, which reduced average unit conversion costs. These improvements served to more than offset the compression in spreads between average selling prices and raw material costs from prior year levels.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) fell 33% to $11.6 million, or 4.6% of net sales in 2002 from $17.1 million, or 5.7% of net sales in 2001. The decrease in SG&A expense was primarily related to the elimination of selling and administration costs associated with the product lines that the Company has exited as well as the savings generated from previously implemented cost reduction measures. In addition, $0.9 million of the decrease resulted from the elimination of goodwill amortization expense in the current year in connection with the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142.

Restructuring Charges

     The Company recorded restructuring charges totaling $13.0 million in 2002 for losses on the sale of certain assets associated with the Company’s nail business and write-downs in the carrying value of the remaining assets to be disposed of ($5.0 million), estimated costs related to the closure of the Company’s nail operations ($0.9 million), losses on the sale of certain assets associated with the Company’s galvanized strand business and write-downs in the carrying value of the remaining assets to be disposed of ($3.1 million), an impairment loss on the long-lived assets and closure reserves associated with the industrial wire business ($4.3 million) and separation costs associated with other selling and administration staffing reductions ($0.1 million). These charges were partially offset by the benefit from a $0.4 million reduction in the reserves that were previously recorded related to the Company’s exit from the galvanized strand business. Approximately $12.0 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $1.0 million were cash charges associated with the sale of the industrial wire and nail businesses and employee separation costs.

     In 2001, the Company recorded restructuring charges totaling $28.3 million consisting of $26.2 million of impairment losses associated with the write-downs in the carrying values of the Company’s tire bead wire and galvanized strand manufacturing facilities, and $2.1 million for the estimated plant closure costs associated with the sale of its galvanized strand business. The $16.1 million impairment loss recorded on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. The $10.1 million impairment loss recorded on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility.

Other Income

     Other income rose to $0.8 million in 2002 from $0.4 million in 2001. During the current year, the Company recorded a $1.0 million gain in other income in connection with an insurance settlement, which was partially offset by $0.2 million of other expense. The insurance settlement was related to a property damage and business interruption claim resulting from an accident that occurred at the Fredericksburg, Virginia facility in August 1999.

     In 2001, the Company recorded a $0.6 million gain in other income in connection with the sale of assets associated with its galvanized strand and nail businesses, which was partially offset by $0.2 million of other expense.

Earnings (Loss) Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change was $0.3 million in 2002 compared with a loss before interest, income taxes and accounting change of $23.7 million in 2001.

Interest Expense

     Interest expense decreased $3.0 million, or 20%, to $11.8 million in 2002 from $14.8 million in 2001. The decrease was primarily due to reductions in the average borrowing levels on the Company’s senior secured credit facility ($1.6 million) and amortization expense associated with capitalized financing costs ($1.4 million).

Income Taxes

     The Company’s effective income tax rate decreased to 0.1% in 2002 from 37.7% in 2001. The decrease was primarily due to the establishment of a $7.5 million valuation allowance against the Company’s deferred tax assets related to the tax benefit generated by the loss incurred for the current year.

Cumulative Effect of Accounting Change

     The Company’s results for 2002 reflect a non-cash charge of $14.4 million, or $1.70 per share, resulting from an accounting change. During the second quarter of fiscal 2002, the Company completed the testing of the goodwill associated with Florida Wire and Cable, Inc. (“FWC”), required in connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 effective September 30, 2001, the first day of fiscal year 2002. Based on the results of the testing, the Company determined that goodwill had been impaired and that a charge should be recorded as of the date of adoption at the beginning of the current fiscal year. In accordance with generally accepted accounting principles, the Company’s fiscal 2001 results reflect charges for the amortization of goodwill of $0.9 million. Goodwill is no longer amortized in the current year with the adoption of SFAS No. 142 (see Note 5 to Consolidated Financial Statements – Goodwill and Intangible Assets in Item 8 below).

Net Earnings (Loss)

	Year Ended

	September 28,	September 29,
(Amounts in thousands except for per share data)	2002	2001

Reconciliation of GAAP basis and pro forma net earnings (loss):
Net loss (GAAP basis)	$(25,722)	$(23,754)
Pro forma adjustments:
Restructuring charges	12,978	28,299
Gain on sale of assets associated with galvanized strand and nail businesses	—	(622)
Gain on insurance settlement	(1,012)	—
Amortization of goodwill	—	936
Income tax (adjusted to 37.4% in 2002 and 37.7% in 2001)	(235)	(10,781)
Cumulative effect of accounting change	14,358	—

Total pro forma adjustments	26,089	17,832

Net earnings (loss) (pro forma)	$367	$(5,922)

Net loss per share (GAAP basis)	$(3.04)	$(2.81)

Net earnings (loss) per share (pro forma)	$0.04	$(0.70)

     The Company’s net loss for 2002 increased to $25.7 million, or $3.04 per share, from $23.8 million, or $2.81 per share, in 2001. On a comparable pro forma basis, excluding restructuring charges and other non-recurring items, net earnings for 2002 were $0.4 million, or 4 cents per share, compared with a net loss of $6.0 million, or 70 cents per share in 2001.

2001 Compared with 2000

Net Sales

     Net sales decreased 5% to $299.8 million in 2001 from $315.3 million in 2000. Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) rose 4% compared with the prior year, increasing to 67% of consolidated sales from 62%. Sales of wire products (industrial wire, nails and tire bead wire) fell 20%, decreasing to 27% of consolidated net sales from 32%. The changes in product mix were primarily due to lower sales of nails and industrial wire in 2001 together with increased sales of PC strand generated by FWC in comparison to the eight months of sales contributed in 2000 subsequent to the January 2000 acquisition date. Following the Company’s sale of its galvanized strand business in May 2001 and its exit from the nail business in January 2002, the Company no longer generates revenues from these product lines.

Gross Profit

     Gross profit decreased 33% to $21.3 million, or 7.1% of net sales in 2001 from $32.0 million, or 10.2% of net sales in 2000. The decrease in gross profit was primarily due to the compression of spreads between average selling prices and raw material costs resulting from competitive pricing pressures and lower average selling prices.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) decreased 11% to $17.1 million, or 5.7% of net sales in 2001 from $19.4 million, or 6.1% of net sales in 2000. The decrease was primarily related to the cost reduction measures that have been implemented by the Company.

Restructuring Charges

     The Company recorded $28.3 million of restructuring charges in 2001 consisting of non-cash impairment losses totaling $26.2 million associated with write-downs in the carrying values of the Company’s tire bead wire and galvanized strand manufacturing facilities, and estimated plant closure costs of $2.1 million associated with the sale of its galvanized strand business. The $16.1 million impairment loss recorded on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. The $10.1 million impairment loss recorded on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility.

Other Expense (Income)

     The Company recorded other income of $0.4 million in 2001 compared with other expense of $0.6 million in 2000. During the current year, the Company recorded a $0.6 million gain in other income in connection with the sale of assets associated with its galvanized strand and nail businesses, which was partially offset by $0.2 million of other expense.

Earnings (Loss) Before Interest and Income Taxes

     The Company incurred a loss of $23.7 million before interest and income taxes for 2001 compared with earnings of $12.1 million before interest and income taxes in 2000.

Interest Expense

     Interest expense increased $5.9 million, or 65%, to $14.8 million in 2001 from $8.9 million in 2000. The rise in interest expense was due to increases in amortization expense associated with capitalized financing costs ($2.5 million), average interest rates ($2.3 million) and average borrowing levels ($1.0 million). The increase in amortization expense was principally related to the acceleration in the original maturity date of the Company’s senior secured credit facility and associated reduction in the period over which the capitalized financing costs are amortized together with additional lender fees. In addition, $1.0 million of amortization expense was recorded in 2001 to write off a portion of the capitalized financing costs as a result of the reduction in the amount of the revolving credit facility and the acceleration of the original maturity date.

Income Taxes

     The Company’s effective income tax rate was 37.7% in 2001 compared to 38.2% in 2000.

Net Earnings (Loss)

	Year Ended

	September 29,	September 30,
(Amounts in thousands except for per share data)	2001	2000

Reconciliation of GAAP basis and pro forma net earnings (loss):
Net earnings (loss) (GAAP basis)	$(23,754)	$2,121
Pro forma adjustments:
Restructuring charges	28,299	—
Gain on sale of assets associated with galvanized strand and nail businesses	(622)	—
Amortization of goodwill	936	839
Income tax (adjusted to 37.7% in 2001 and 38.2% in 2000)	(10,781)	(320)

Total pro forma adjustments	17,832	519

Net earnings (loss) (pro forma)	$(5,922)	$2,640

Net earnings (loss) per share (GAAP basis)	$(2.81)	$0.25

Net earnings (loss) per share (pro forma)	$(0.70)	$0.31

     The Company’s net loss for 2001 was $23.8 million, or $2.81 per share, compared with net earnings of $2.1 million, or 25 cents per share, in 2000. On a comparable basis, excluding restructuring charges and other non-recurring items on a pro forma basis, the net loss for 2001 was $5.9 million, or 70 cents per share, compared with net earnings of $2.6 million, or 31 cents per share in 2000.

Liquidity and Capital Resources

Selected Financial Data
(Dollars in thousands)

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Net cash provided by (used for) operating activities	$7,845	$(1,456)	$26,559
Net cash provided by (used for) investing activities	18,168	5,981	(74,088)
Net cash provided by (used for) financing activities	(26,665)	(6,543)	49,682
Working capital	32,421	42,411	38,336
Total debt	73,640	100,705	105,000
Percentage of total capital	76%	67%	58%
Shareholders’ equity	$23,324	$50,064	$77,439
Percentage of total capital	24%	33%	42%
Total capital	$96,964	$150,769	$182,439

Cash Flow Analysis

     Operating activities provided $7.8 million of cash in 2002 while using $1.5 million in 2001 and providing $26.6 million in 2000. The increase in 2002 was primarily due to the improvement in the Company’s financial performance, after adjusting for the non-cash accounting change ($14.4 million) and restructuring charges ($13.0 million), compared with the prior year net loss and the associated deferred income tax benefit ($11.4 million). The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $4.0 million in the current year while providing $1.6 million in 2001. Depreciation and amortization declined by $4.6 million, or 36%, compared to the prior year due to: (1) lower amortization expense associated with the capitalized financing costs; (2) the elimination of goodwill amortization in the current year in connection with the adoption of SFAS No. 142; (3) the reduced depreciation in the current year resulting from the impairment losses and write-downs in the carrying values of the Company’s tire bead and galvanized strand facilities in the prior year; and (4) the sale of certain assets associated with the galvanized strand, nail and industrial wire businesses.

     Investing activities provided $18.2 million of cash in 2002 compared to $6.0 million in 2001 while using $74.1 million in 2000. The cash provided in 2002 was principally related to the proceeds from the sale of the South Carolina industrial wire business, the Company’s investment in Structural Reinforcing Products (“SRP”) and certain assets of the Company’s galvanized strand and nail businesses. In 2001, the cash provided included $8.1 million of proceeds from the sale of certain assets of the Company’s galvanized strand and nail businesses. In 2000, the cash used for investing activities was primarily related to the $66.6 million acquisition of FWC. Capital expenditures amounted to $0.5 million, $2.3 million and $9.2 million in 2002, 2001 and 2000, respectively. The decreased capital expenditures in 2002 and 2001 were primarily related to the curtailment of the Company’s capital outlays in connection with its debt reduction efforts. The Company expects that capital expenditures will remain at reduced levels in 2003 in comparison to the recent historical levels prior to 2001.

     Financing activities used $26.7 million and $6.5 million of cash in 2002 and 2001, respectively, while providing $49.7 million in 2000. The reduction in financing requirements in 2002 and 2001 was primarily related to the Company’s debt reduction efforts. In 2000, the Company entered into a new senior secured credit facility which was used to fund the acquisition of FWC and pay off the balances outstanding on its previous unsecured revolving credit facility. Also during 2000, the Company executed a sale-leaseback transaction that generated $2.8 million of cash, which was used to pay down the term loan balance outstanding on the credit facility.

     Although long-term debt decreased $27.8 million, or 27%, during 2002, the Company’s total debt to capital ratio increased to 76% at September 28, 2002 compared with 67% and 58% at September 29, 2001 and September 30, 2000, respectively. The increase was primarily related to the net loss of $25.7 million in 2002 and associated reduction in shareholder’s equity. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its working capital and capital expenditure requirements. The Company intends to refinance its senior secured credit facility prior to its amended maturity date of October 15, 2003. In the event that such efforts are unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operations.

Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $50.0 million revolving credit loan and a $57.5 million term loan. In May 2002, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from January 15, 2003 to October 15, 2003. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margin that allow the Company to lower its interest rates through improvements in the ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) or future reductions in the amounts outstanding under the term loan; (2) a reduction in the amount of the revolving credit commitment from $50.0 million to $42.0 million based on decreases in the borrowing base resulting from the Company’s divestitures and expected reductions in the Company’s borrowing requirements (which reduction occurred in May 2002); (3) the deferral of certain scheduled fee payments and increases in the fee amounts payable; (4) annual limitations on the amount of capital expenditures to $3.0 million; and (5) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of September 28, 2002, interest rates on the credit facility were as follows: 7.25% on the revolver, 8.50% on $40.6 million of the term loan and 11.75% on $4.3 million of the term loan. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At September 28, 2002, approximately $10.6 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of September 28, 2002. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” The fair value of the swap agreements were ($5.6 million) as of September 28, 2002 and ($5.0 million) as of September 29, 2001 and was recorded in other liabilities on the Company’s consolidated balance sheet.

Outlook

     The Company believes that the overall weakening in the economy will continue to create challenging business conditions during fiscal 2003. In addition, reduced domestic wire rod capacity together with recent antidumping and countervailing duty orders entered against certain offshore suppliers of wire rod could result in higher raw material costs. In the event that it was unsuccessful in recovering higher costs in its markets, the Company’s financial performance would be negatively impacted as a result of the compression in gross margin.

     In view of the Company’s recent financial performance and the expected continuation of difficult market conditions, it is continuing to pursue a range of initiatives to reduce operating costs and debt. Over the prior year, the Company focused on improving the performance of its core operations, divested non-core operations, completed related staffing reductions, curtailed discretionary spending, and achieved higher productivity levels at its manufacturing facilities in reducing operating costs. The Company anticipates that the reductions in operating costs together with the suspension of its cash dividend, curtailment of capital outlays, improved management of working capital, disposal of under performing businesses and excess assets will facilitate further reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for fiscal 2003 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements”).

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Prices

     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot-rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers and denominated in U.S. dollars. The Company typically negotiates quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. The Company’s ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, and other trade actions. Although changes in wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which the Company is unable to fully recover increased rod costs through higher selling prices, which reduces its gross profit and cash flow from operations.

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Based on the Company’s interest rate exposure and floating rate debt levels as of September 28, 2002, and considering the effect of the interest rate swap, a 100 basis point change in interest rates would have an estimated $0.2 million impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of September 28, 2002.

Item 8.   Financial Statements and Supplementary Data.

(a)  Financial Statements

(b)  Supplementary Data

     Selected quarterly financial data is as follows:

Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended

	December 29	March 30	June 29	September 28

2002
Operating results
Net sales	$62,714	$64,900	$64,124	$59,296
Gross profit	5,068	4,997	7,667	6,352
Restructuring charges	121	12,802	23	32
Earnings (loss) before accounting change	(389)	(11,731)	1,679	(923)
Cumulative effect of accounting change	(14,358)	—	—	—
Net earnings (loss)	(14,747)	(11,731)	1,679	(923)
Per share data
Earnings (loss) before accounting change (basic and diluted)	(0.04)	(1.39)	0.20	(0.11)
Cumulative effect of accounting change (basic and diluted)	(1.70)	—	—	—
Net earnings (loss) (basic and diluted)	(1.74)	(1.39)	0.20	(0.11)
Cash dividends	—	—	—	—
Stock prices
High	1.00	0.80	0.73	1.05
Low	0.49	0.27	0.51	0.50

	Quarter Ended

	December 30	March 31	June 30	September 29

2001
Operating results
Net sales	$68,939	$70,834	$82,418	$77,607
Gross profit	2,915	3,078	8,369	6,929
Restructuring charges	—	—	28,299	—
Net earnings (loss)	(3,560)	(4,187)	(16,445)	438
Per share data
Net earnings (loss) (basic and diluted)	(0.42)	(0.49)	(1.94)	0.05
Cash dividends	—	—	—	—
Stock prices
High	4.50	3.38	2.04	1.50
Low	0.94	1.65	1.13	0.65

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28,	September 29,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$310	$962
Accounts receivable, net	29,898	40,735
Inventories	32,653	34,576
Prepaid expenses and other	5,831	8,750

Total current assets	68,692	85,023
Property, plant and equipment, net	55,445	74,234
Other assets	12,251	37,296

Total assets	$136,388	$196,553

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$23,855	$29,072
Accrued expenses	8,796	10,620
Current portion of long-term debt	3,620	2,920

Total current liabilities	36,271	42,612
Long-term debt	70,020	97,785
Other liabilities	6,773	6,092
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	—	—
Common stock, $2 stated value
Authorized shares: 20,000
Issued and outstanding shares: 8,460	16,920	16,920
Additional paid-in capital	38,327	38,327
Retained deficit	(27,284)	(1,562)
Accumulated other comprehensive loss	(4,639)	(3,621)

Total shareholders’ equity	23,324	50,064

Total liabilities and shareholders’ equity	$136,388	$196,553

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Net sales	$251,034	$299,798	$315,285
Cost of sales	226,950	278,507	283,283

Gross profit	24,084	21,291	32,002
Selling, general and administrative expense	11,560	17,145	19,368
Restructuring charges	12,978	28,299	—
Other expense (income)	(797)	(436)	575

Earnings (loss) before interest, income taxes and accounting change	343	(23,717)	12,059
Interest expense	11,815	14,767	8,943
Interest income	(92)	(366)	(317)

Earnings (loss) before income taxes and accounting change	(11,380)	(38,118)	3,433
Income taxes	(16)	(14,364)	1,312

Earnings (loss) before accounting change	(11,364)	(23,754)	2,121
Cumulative effect of accounting change	(14,358)	—	—

Net earnings (loss)	$(25,722)	$(23,754)	$2,121

Per share (basic and diluted):
Earnings (loss) before accounting change	$(1.34)	$(2.81)	$0.25
Cumulative effect of accounting change	(1.70)	—	—

Net earnings (loss) per share (basic and diluted)	$(3.04)	$(2.81)	$0.25

Cash dividends per share	$—	$—	$0.24

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Common stock:
Balance, beginning of year	$16,920	$16,920	$16,914
Stock options exercised	—	—	6

Balance, end of year	$16,920	$16,920	$16,920

Additional paid-in capital:
Balance, beginning of year	$38,327	$38,327	$38,314
Stock options exercised	—	—	13

Balance, end of year	$38,327	$38,327	$38,327

Retained earnings (deficit):
Balance, beginning of year	$(1,562)	$22,192	$22,101
Cash dividends declared	—	—	(2,030)
Net earnings (loss)	(25,722)	(23,754)	2,121

Balance, end of year	$(27,284)	$(1,562)	$22,192

Accumulated other comprehensive loss:
Balance, beginning of year	$(3,621)	$—	$—
Change in fair market value of financial instruments	(375)	(3,106)	—
Recognition of additional pension plan liability	(643)	(515)	—

Balance, end of year	$(4,639)	$(3,621)	$—

Total shareholders’ equity	$23,324	$50,064	$77,439

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Cash Flows From Operating Activities:
Net earnings (loss)	$(25,722)	$(23,754)	$2,121
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities (net of effect of acquisitions and divestitures):
Cumulative effect of accounting change	14,358	—	—
Depreciation and amortization	8,351	13,000	11,203
Loss (gain) on sale of assets	306	(67)	774
Restructuring charges	12,978	28,299	—
Deferred income taxes	(16)	(11,379)	1,139
Net changes in assets and liabilities:
Accounts receivable, net	5,647	557	3,860
Inventories	(1,165)	12,534	8,371
Accounts payable and accrued expenses	(8,478)	(11,497)	2,152
Other changes	1,586	(9,149)	(3,061)

Total adjustments	33,567	22,298	24,438

Net cash provided by (used for) operating activities	7,845	(1,456)	26,559

Cash Flows From Investing Activities:
Capital expenditures	(528)	(2,257)	(9,230)
Acquisitions of businesses	—	—	(66,594)
Payment of acquisition-related costs	—	—	(1,453)
Proceeds from sale of businesses	16,448	8,078	—
Proceeds from (issuance of) notes receivable	471	(442)	173
Proceeds from sale of property, plant and equipment	1,777	602	3,016

Net cash provided by (used for) investing activities	18,168	5,981	(74,088)

Cash Flows From Financing Activities:
Proceeds from long-term debt	5,000	81,100	197,458
Principal payments on long-term debt	(32,065)	(85,395)	(139,275)
Payment of debt issuance costs	—	—	(4,196)
Proceeds from exercise of stock options	—	—	19
Cash dividends paid	—	—	(2,030)
Other	400	(2,248)	(2,294)

Net cash provided by (used for) financing activities	(26,665)	(6,543)	49,682

Net increase (decrease) in cash and cash equivalents	(652)	(2,018)	2,153
Cash and cash equivalents at beginning of period	962	2,980	827

Cash and cash equivalents at end of period	$310	$962	$2,980

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,390	$12,205	$8,363
Income taxes	—	5	2,261

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
(Amounts in thousands, except for per share data)

(1)  Description of Business

     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of wire products. The Company manufactures and markets concrete reinforcing products, tire bead wire and industrial wire for a broad range of construction and industrial applications. Insteel is the parent holding company for two wholly-owned operating subsidiaries, Insteel Wire Products Company (“IWP”) and Florida Wire and Cable, Inc. (“FWC”). Subsequent to the year ended September 28, 2002, in October 2002, the Company merged FWC into IWP. The Company’s products are sold directly to users as well as through numerous wholesalers and distributors located nationwide as well as into Canada, Mexico, and Central and South America.

(2)  Summary of Significant Accounting Policies

     Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2002, 2001 and 2000 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Stock options. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Stock-Based Compensation,” the Company has continued to measure compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pro forma disclosures of net income are presented as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense for the periods required by the statement (see Note 8 – Stock Option Plans).

     Revenue recognition and credit risk. Revenue is recognized when the related products are shipped. Substantially all of the Company’s accounts receivable are due from customers that are located in the United States and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. There is no disproportionate concentration of credit risk.

     Inventories. Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

     Property, plant and equipment. Property, plant and equipment are stated at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 – 15 years; buildings, 10 – 30 years; land improvements, 5 – 15 years. Depreciation expense was approximately $6.3 million, $9.2 million, and $9.5 million for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2002, 2001 or 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     Other assets. Other assets consist principally of non-current deferred tax assets, the cash surrender value of life insurance policies, assets held for sale, capitalized financing costs and covenants not to compete. Amortization of intangible assets is computed using the straight-line basis over the economic lives of the respective assets. Capitalized financing costs are amortized on a straight-line basis over the remaining term of the associated debt.

     Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred. An impairment loss is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values.

     Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying amount of long-term debt approximates its estimated fair value under the amended terms of the Company’s senior secured credit facility (see Note 6 – Credit Facilities).

     Income taxes. Income tax expense (benefit) is based on pretax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.

     Earnings per share. Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and other dilutive equity securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS.

     Recent accounting pronouncements. In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement replaces both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the basic provisions from both SFAS No. 121 and APB No. 30 but incorporates changes to improve financial reporting and comparability among entities. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” gains and losses from extinguishments of debt are to be classified as extraordinary items only if they meet the criteria specified in APB No. 30. This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003 and does not expect that the adoption will have a significant impact on its results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires the recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on its results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     Reclassifications. Certain amounts within the accompanying September 29, 2001 consolidated balance sheet and the statements of cash flows for the years ended September 29, 2001 and September 30, 2000, have been reclassified. The consolidated balance sheet as of September 29, 2001 reflects the reclassification of $3,221 of cash and cash equivalents to accounts payable to more appropriately state bank overdrafts. In addition, $3,177 has been reclassified from accounts receivable to prepaid expenses and other current assets ($4,105) and accrued expenses ($928) to more appropriately classify certain non-trade receivables and accruals for sales rebates to customers. The accompanying consolidated statements of cash flows for the years ended September 29, 2001 and September 30, 2000, have been revised to reflect the effect of these reclassifications.

(3)  Acquisition of Florida Wire and Cable

     In January 2000, the Company acquired Florida Wire and Cable, Inc. (“FWC”), a manufacturer of PC strand and galvanized products. Under the terms of the purchase agreement, the Company acquired all of the outstanding stock of FWC for $66.6 million from GS Technologies Operating Co., Inc. (“GSTOC”), a subsidiary of GS Industries, Inc. (“GSI”). In addition, the Company entered into a five-year agreement with GSI under which GSI would supply FWC with a portion of its raw material requirements.

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of FWC have been included in the consolidated financial statements since the date of the acquisition, January 31, 2000. The excess of cost over the estimated fair value of net assets acquired was recorded as goodwill and was amortized on a straight-line basis over 20 years up until the Company’s adoption of SFAS No. 142 (see Note 5 – Goodwill and Intangible Assets).

     A summary of the purchase price and the purchase price allocation based on the net assets as of January 31, 2000 is as follows:

Purchase Price
Cash paid to GSTOC	$66,600
Financial advisors, accounting, legal and other direct acquisition costs	1,453

Total purchase price	$68,053

Allocation of Purchase Price
Total purchase price	$68,053
Less: net book value of tangible net assets acquired	(34,368)

Excess of cost over net book value of tangible net assets acquired	33,685
Adjustments to record assets and liabilities at fair market value:
Inventories	1,021
Property, plant and equipment	(14,830)
Deferred tax assets	(2,446)
Accrued expenses	2,441
Other	11

Total adjustments	(13,803)

Goodwill and other intangibles	$19,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     Following the acquisition of FWC, the Company relocated certain FWC administrative activities to the Company’s headquarters, terminated certain management and administrative support employees of FWC, and exited certain facility leases. Additional purchase price liabilities of approximately $2.0 million were recorded at the time of acquisition for severance and other exit costs related to these plans. As of September 28, 2002, the remaining estimated severance and other exit costs to be paid were $358 (See Note 5 – Goodwill and Intangible Assets regarding impairment of goodwill associated with FWC).

     A reconciliation of activity with respect to these liabilities, which are included in accrued expenses on the consolidated balance sheet as of September 28, 2002 and September 29, 2001, is as follows:

	September 28, 2002			September 29, 2001			September 30, 2000

		Other Exit			Other Exit			Other Exit
	Severance	Costs	Total	Severance	Costs	Total	Severance	Costs	Total

Recognized as liabilities assumed and included in purchase price allocation	$426	$—	$426	$740	$2	$742	$1,857	$142	$1,999
Payments made or reserve utilized	(68)	—	(68)	(314)	(2)	(316)	(1,117)	(140)	(1,257)

Balance, end of year	$358	$—	$358	$426	$—	$426	$740	$2	$742

(4)  Divestitures and Restructuring Charges

     Divestiture of investment in Structural Reinforcement Products. In July 2002, the Company sold its 25% ownership interest in Structural Reinforcement Products, Inc. (“SRP”), a manufacturer of welded wire fabric products for the construction industry, and liquidated other related investments, generating net proceeds of $6.6 million. The Company had accounted for its investment in SRP on an equity basis and, accordingly, reflected its proportionate share of SRP’s earnings in its consolidated earnings. The Company recorded an equity loss of $151 in 2002, and equity income of $160 and $140 in 2001 and 2000, respectively, in other expense (income) on its consolidated statement of operations. The Company does not expect that the sale will have a material impact on its future results of operations.

     Divestiture of industrial wire business. In May 2002, the Company sold certain assets related to its industrial wire business located in Andrews, South Carolina for net proceeds of $10.2 million. Sales of this business were $24.6 million in 2002, $37.3 million in 2001 and $35.0 million in 2000. The loss on the sale of the business was immaterial.

     Divestiture of nail business. In January 2002, the Company exited the bulk and collated nail business with the closure of its nail manufacturing operations located in Andrews, South Carolina. The assets associated with the nail business were sold in March 2002 generating net proceeds of $1.6 million. Sales of this business were $7.5 million in 2002, $24.3 million in 2001, and $36.0 million in 2000. The loss on the sale of the business was immaterial.

     Divestiture of galvanized strand business. In May 2001, the Company sold certain assets related to its galvanized strand business located in Jacksonville, Florida for $8.1 million and recorded a gain of $0.3 million in other income on its consolidated statement of operations. Sales of this business were $14.6 million in 2001 and $10.6 million in 2000.

     Under the terms of the agreement, the Company agreed to continue to manufacture galvanized strand for the acquirer of the business through a transition period, which ended in October 2001. Following the completion of the transition period, the operations of the facility were ceased and the Company is pursuing a sale of the remaining assets.

     Restructuring charges. The Company recorded restructuring charges totaling $13.0 million in 2002 for losses on the sale of certain assets associated with the Company’s nail business and write-downs in the carrying value of the remaining assets to be disposed of ($5.0 million), estimated costs related to the closure of the Company’s nail operations ($0.9 million), losses on the sale of certain assets associated with the Company’s galvanized strand business and write-downs in the carrying value of the remaining assets to be disposed of ($3.1 million), an impairment loss on the long-lived assets and closure reserves associated with the industrial wire business ($4.3 million) and separation costs associated with other selling and administration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

staffing reductions ($0.1 million). These charges were partially offset by the benefit from a $0.4 million reduction in the reserves that were previously recorded related to the Company’s exit from the galvanized strand business. Approximately $11.4 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $1.6 million were other charges associated with the sale of the industrial wire and nail businesses and employee separation costs.

     In 2001, the Company recorded restructuring charges totaling $28.3 million consisting of $26.2 million of impairment losses associated with the write-downs in the carrying values of the Company’s tire bead wire and galvanized strand manufacturing facilities, and $2.1 million for the estimated plant closure costs associated with the sale of its galvanized strand business. The $16.1 million impairment loss recorded on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. The $10.1 million impairment loss recorded on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility.

     In determining the impairment losses, the Company considered historical performance and future estimated results in the evaluation of potential impairment. This analysis indicated that the carrying amount of the assets was not recoverable through the future undiscounted cash flows expected to result from the use of the assets.

     A reconciliation of the restructuring charge activity associated with the plant closure costs as of September 28, 2002 and September 29, 2001 is as follows:

	Year Ended September 28, 2002

	Reserve balance			Reserve balance
	at September 29,	Additional	Reserves	at September 28,
	2001	charges	utilized	2002

Severance and related employee benefit costs	$408	$199	$(602)	$5
Other costs	728	1,442	(2,132)	38

Total	$1,136	$1,641	$(2,734)	$43

	Year Ended September 29, 2001

				Reserve balance
	Total	Additional	Reserves	at September 29,
	charges	charges	utilized	2001

Severance and related employee benefit costs	$628	$—	$(220)	$408
Other costs	1,447	—	(719)	728

Total	$2,075	$—	$(939)	$1,136

(5)  Goodwill and Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company will no longer amortize goodwill and intangibles which have indefinite lives. SFAS No. 142 requires that the Company assess goodwill and certain intangible assets with indefinite useful lives for impairment upon adoption at the beginning of the fiscal year (September 30, 2001) and at least annually thereafter. The Company performed the initial impairment review required by SFAS No. 142 during the second quarter of fiscal year 2002 and has determined that it will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2002.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For purposes of the impairment testing, the Company determined that the goodwill asset to be tested was entirely related to the continuing operations of FWC, a subsidiary of the Company that was acquired in January 2000. In calculating the impairment charge, the fair value of the impaired reporting unit, FWC, was estimated using a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) based on recent comparable transactions and using a discounted cash flow methodology based on estimated future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     Based on the impairment testing performed during the second quarter of fiscal year 2002, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, as the cumulative effect of a change in accounting principle to write off the entire goodwill balance associated with FWC as of the beginning of the fiscal year. As a result, the Company has no goodwill recorded on its consolidated balance sheet as of September 28, 2002.

     The Company’s fiscal 2001 and 2000 results reflect goodwill amortization expense (pre-tax) of $936 and $839 respectively. A reconciliation of the previously reported fiscal 2001 and 2000 results to pro forma amounts that reflect the elimination of goodwill amortization is presented below:

	Year Ended		Year Ended
	September 29, 2001		September 30, 2000

		Net loss per		Net loss per
		share (basic)		share (basic)
	Net loss	and diluted)	Net Earnings	and diluted)

Net earnings (loss), as reported	$(23,754)	$(2.81)	$2,121	$0.25
Add back goodwill amortization, net of tax	583	0.07	519	0.06

Net earnings (loss), pro forma	$(23,171)	$(2.74)	$2,640	$0.31

(6)  Credit Facilities

     Long-term debt as of September 28, 2002 and September 29, 2001 consisted of the following:

			September 28,	September 29,
	Interest Rate	Maturity	2002	2001

Term loan	8.50% - 11.75%	Oct 2003	$44,930	$57,535
Revolving credit facility	7.25%	Oct 2003	26,650	40,490
Industrial revenue refunding bonds	7.63% -7.75%	Dec 2005	1,120	1,400
Industrial development revenue refunding bonds	1.8%	Jul 2003	340	680
Mortgage note			600	600

Total long-term debt			73,640	100,705
Less current maturities			3,620	2,920

Long-term debt, excluding current maturities			$70,020	$97,785

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

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of September 28, 2002, interest rates on the credit facility were as follows: 7.25% on the revolver, 8.50% on $40.6 million of the term loan and 11.75% on $4.3 million of the term loan. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At September 28, 2002, approximately $10.6 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of September 28, 2002. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to fixed rate debt. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of accumulated other comprehensive loss. The fair value of the swap agreements were ($5.6 million) as of September 28, 2002 and ($5.0 million) as of September 29, 2001 and is recorded in other liabilities on the Company’s consolidated balance sheet.

     Aggregate scheduled maturities of long-term debt (reflecting the amended terms of the senior secured credit facility) for the next five fiscal years are as follows: 2003, $3.6 million; 2004, $68.9 million; 2005, $0.3 million; 2006, $0.3 million; 2007, $0.0 million. Capitalized financing costs associated with the senior secured facility were $1.7 million at September 28, 2002 and $1.8 million at September 29, 2002.

(7)  Shareholders’ Equity

     Shares of common stock outstanding are as follows:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Balance, beginning of year	8,460	8,460	8,457
Stock options exercised	—	—	3

Balance, end of year	8,460	8,460	8,460

(8) Stock Option Plans

     The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over five years and expire ten years from the date of the grant. The options granted during 2002 vest over two years and expire ten years from the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     A summary of stock option activity follows:

		Exercise Price Per Share

	Options				Weighted
	Outstanding	Range			Average

Balance, October 2, 1999	624	4.69	–	9.19	6.98
Granted	225	5.25	–	8.38	6.52
Exercised	(3)	4.69	–	8.63	6.36

Balance, September 30, 2000	846	4.69	–	9.19	6.86
Granted	345	2.12	–	2.12	2.12
Cancelled	(7)	8.63	–	8.63	8.63

Balance, September 29, 2001	1,184	2.12	–	9.19	5.46
Granted	447	0.35	–	0.55	0.36
Cancelled	(105)	2.12	–	9.19	5.14

Balance, September 28, 2002	1,526	0.35	–	9.19	3.99

     The weighted average characteristics of outstanding stock options at September 28, 2002 for various price ranges are as follows:

			Outstanding Options			Exercisable Options

					Weighted		Weighted
				Remaining	Average		Average
Range of Exercise Prices			Shares	Life (Years)	Price	Shares	Price

$0.35	–	$0.35	417	9.4	$0.35	148	$0.35
0.55	–	2.12	338	8.5	1.98	142	2.01
4.69	–	6.56	390	6.5	5.61	326	5.62
7.00	–	9.19	381	4.9	8.11	341	8.05

     At September 28, 2002, 180 shares were available for future grants under the plans. Options exercisable were 957 at September 28, 2002 and 697 at September 29, 2001. The weighted average exercise price for these shares was $5.14 for 2002 and $6.37 for 2001.

     The Company has elected to follow APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. APB No. 25 specifies that no compensation expense is recognized when the exercise price of the stock options equals the market value of the underlying stock at the grant date, as in the case of options granted under the Company’s plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” specifies the use of certain option valuation models to calculate estimated compensation expense to be reflected in pro forma net earnings and net earnings per share. The Company’s pro forma information is as follows:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Net earnings (loss) – as reported	$(25,722)	$(23,754)	$2,121
Net earnings (loss) – pro forma	(26,066)	(24,107)	1,823
Basic net earnings (loss) per share – as reported	(3.04)	(2.81)	0.25
Basic net earnings (loss) per share – pro forma	(3.08)	(2.85)	0.22
Diluted net earnings (loss) per share – as reported	(3.04)	(2.81)	0.25
Diluted net earnings (loss) per share – pro forma	(3.08)	(2.85)	0.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	4.5%	5.1%	6.3%
Expected volatility	1.00	0.85	0.50
Expected dividend yield	0.0%	0.0%	3.0%

     The weighted average estimated fair values of options granted during 2002, 2001 and 2000 were $0.29, $1.64 and $2.85 per share, respectively.

     In order to enable employees to acquire or increase their holdings of common stock of the Company and to promote a closer identification of their interests with those of the Company and its shareholders, on November 12, 2002, the Board of Directors approved a one time exchange program under the 1994 Employee Stock Option Plan. Under the terms of the exchange, participants that elected to surrender eligible options prior to December 9, 2002 were to be issued one option for every three options surrendered on a date that was more than 6 months from the date of cancellation of the surrendered options. The Chief Executive Officer and the Chairman of the Board of Directors elected not to participate in the exchange program.

(9)  Income Taxes

     The provision (benefit) for income taxes consisted of:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Earnings (loss) before income taxes	$(25,738)	$(38,118)	$3,433

Provision (benefit) for income taxes:
Current:
Federal	$—	$(3,034)	$60
State	—	49	113

	—	(2,985)	173
Deferred:
Federal	330	(10,149)	967
State	(346)	(1,230)	172

	(16)	(11,379)	1,139

Provision (benefit) for income taxes	$(16)	$(14,364)	$1,312

Effective income tax rate	0.1%	37.7%	38.2%

     The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to the Company’s earnings (loss) before taxes as a result of the following differences:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Provision (benefit) for income taxes at federal statutory rate	$(9,008)	$(13,341)	$1,167
State income taxes, net of federal tax benefit	(399)	(1,144)	74
Goodwill write-off, net	1,467	—	—
Other permanent book and tax differences, net	89	—	—
Other, net	335	121	71
Valuation allowance	7,500	—	—

Provision (benefit) for income taxes	$(16)	$(14,364)	$1,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

	Year Ended

	September 28,	September 29,
	2002	2001

Deferred tax assets:
Accrued expenses or asset reserves for financial statements, not yet deductible for tax purposes	$8,391	$5,163
Alternative minimum tax credit carryforwards	360	2,201
Federal and state net operating loss carryforwards	5,339	2,047
Unrealized loss on hedge instruments	2,151	1,920
Valuation allowance	(7,500)	—

Gross deferred tax assets	8,741	11,331
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation, impairment charges and capitalized interest	(1,840)	(2,143)
Other reserves	—	(220)

Gross deferred tax liabilities	(1,840)	(2,363)

Net deferred tax asset	$6,901	$8,968

     The Company has recorded the following amounts for deferred tax assets and tax refunds receivable on its consolidated balance sheets as of September 28, 2002 and September 29, 2001: a current deferred tax asset of $1.4 million (net of valuation allowance) and $3.2 million, respectively, in prepaid expenses and other; a noncurrent deferred tax asset of $5.5 million (net of valuation allowance) and $5.8 million, respectively, in other assets; and a current income tax refund receivable of $3.0 million for both years in prepaid expenses and other. The Company has gross federal operating loss carryforwards of $12.4 million that will expire in 20 years and gross state operating loss carryforwards of $26.1 million that begin to expire in 7 years, but principally expire in 15 – 20 years. The Company also has federal alternative minimum tax credit carryforwards of $360 that do not expire.

     The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. GAAP require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the loss incurred for fiscal 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances.

(10)  Employee Benefit Plans

     Retirement Plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware, (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     The following table provides a reconciliation of the projected benefit obligation, plan assets, the funded status of the plan, and the amounts recognized in the Company’s consolidated balance sheets at September 28, 2002 and September 29, 2001:

	Year Ended

	September 28,	September 29,
	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$3,738	$3,796
Service cost	92	67
Interest cost	266	255
Amendments	—	—
Actuarial loss (gain)	387	(42)
Distributions	(218)	(338)

Benefit obligation at end of year	$4,265	$3,738

Change in plan assets:
Fair value of plan assets at beginning of year	$2,518	$3,672
Actual return on plan assets	(259)	(769)
Employer contributions	47	65
Other	—	(112)
Actual distributions	(354)	(338)

Fair value of plan assets at end of year	$1,952	$2,518

Reconciliation of funded status to net amount recognized:
Funded status	$(2,313)	$(1,220)
Unrecognized net gain	1,878	946
Unrecognized prior service cost	10	13
Unrecognized transition obligation	—	—

Net amount recognized	$(425)	$(261)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(2,293)	$(1,220)
Accumulated other comprehensive loss	1,868	959

Net amount recognized	$(425)	$(261)

     Net periodic pension cost includes the following components:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Components of net periodic pension cost:
Service cost	$76	$67	$58
Interest cost	266	255	250
Expected return on plan assets	(210)	(279)	(235)
Amortization of prior service cost	3	3	3
Amortization of transition asset	—	6	12
Recognized net actuarial loss	76	—	3

Net periodic pension cost	$211	$52	$91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

     The assumptions used for the calculations for the plan are as follows:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Assumptions at year-end:
Discount rate	6.5%	7.0%	7.0%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.0%	8.0%	8.0%

     Retirement savings plan. In 1996, the Company adopted the Retirement Savings Plan of Insteel Industries, Inc. (“the Plan”) to provide retirement benefits and stock ownership for its employees. The Plan is an amendment and restatement of the Company’s Employee Stock Ownership Plan (“ESOP”). As allowed under Sections 401(a) and 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary deductions for eligible employees.

     Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. In October 2001, the Company suspended the matching contribution that it had previously made to the Plan until April 2002, when it reinstituted a matching contribution of 50% of the first 5% of employee compensation. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their compensation to the total compensation of all participants. Company contributions to the Plan were $126 in 2002, $515 in 2001 and $400 in 2000.

     Supplemental retirement plan. The Company has a supplemental retirement plan for certain employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is funded by life insurance policies on the participants purchased by the Company. Supplemental retirement plan expense was $112 in 2002, $84 in 2001 and $66 in 2000.

     VEBA. The Company has a Voluntary Employee Beneficiary Association (“VEBA”). Under the plan, both employees and the Company may make contributions to pay for medical benefits. No Company contributions were made to the VEBA in 2002 and 2001. In 2000, a $1,000 contribution was made to the VEBA.

(11)  Commitments and Contingencies

     Leases. The Company leases a portion of its property, plant and equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $831 in 2002, $1,482 in 2001 and $1,330 in 2000. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2003, $643; 2004, $309; 2005, $173; 2006, $89; 2007, $72; beyond, $469.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

(12)  Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Earnings (loss) before accounting change	$(11,364)	$(23,754)	$2,121
Cumulative effect of accounting change	(14,358)	—	—

Net earnings (loss)	$(25,722)	$(23,754)	$2,121

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,460	8,460	8,460
Dilutive effect of stock options	—	—	49

Weighted average shares outstanding (diluted)	8,460	8,460	8,509

Per share (basic and diluted):
Earnings (loss) before accounting change	$(1.34)	$(2.81)	$0.25
Cumulative effect of accounting change	(1.70)	—	—

Net earnings (loss)	$(3.04)	$(2.81)	$0.25

     Options to purchase 1,526 shares in 2002, 1,184 shares in 2001 and 391 shares in 2000 were antidilutive and were not included in the diluted EPS computation.

(13)  Business Segment Information

     Insteel’s operations involve the manufacturing and marketing of wire products. The Company is organized into two business units: Concrete Reinforcing Products, which consists of the welded wire fabric and PC strand product lines, and Wire Products, which consists of the tire bead wire and industrial wire product lines. The Company’s business unit structure was primarily established for purposes of administrative oversight for the plants and selling activities associated with the business unit’s product lines. This business unit structure is consistent with the way in which the Company is managed, both organizationally and from an internal financial reporting standpoint. The managers of each of the business units report directly to the Chief Executive Officer (“CEO”) and as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the CEO is the Company’s chief operating decision maker. The CEO evaluates performance and allocates resources to the plants and business units using information about their revenues and gross profit. Based upon the criteria specified in SFAS 131, the Company has one reportable segment.

     There were no customers that accounted for 10% or more of the Company’s net sales in 2002, 2001 or 2000.

(14)  Related Party Transactions

     In September 1998, the Company entered into a Conversion Agreement with SRP, an affiliated company, whereby SRP would produce welded wire fabric for the Company for a specified conversion fee. The Company paid SRP approximately $2.7 million in 2002 and $2.5 million in 2001 for the services provided under this agreement. Following the divestiture of its 25% ownership interest in SRP, the Company and SRP agreed to terminate the Conversion Agreement effective January 2003.

     The Company leases a facility to a company partially owned by one of its directors. In addition, the Company has a note outstanding with the company related to the sale of assets that are located at the facility. As of September 28, 2002 and September 29, 2001, the gross receivables balance associated with the lease and note was $0.9 million and $1.2 million, respectively, which was fully reserved.

     Sales to a company affiliated with one of its directors amounted to $402 in 2002 and $483 in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

(15)  Comprehensive Income (Loss)

     The components of comprehensive loss, net of tax, are as follows:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Net earnings (loss)	$(25,722)	$(23,754)	$2,121
Change in fair market value of financial instruments (net of tax of $231 in 2002 and $1,920 in 2001 )	(375)	(3,106)	—
Recognition of additional pension plan liability (net of tax of $394 in 2002 and $316 in 2001)	(643)	(515)	—

Total comprehensive income (loss)	$(26,740)	$(27,375)	$2,121

     The components of accumulated other comprehensive loss are as follows:

	September 28,	September 29,
	2002	2001

Fair market value of financial instruments	$(3,481)	$(3,106)
Additional pension plan liability	(1,158)	(515)

Accumulated other comprehensive loss	$(4,639)	$(3,621)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except for per share data)

(16)  Other Financial Data

     Balance sheet information:

	September 28,	September 29,
	2002	2001

Accounts receivable, net:
Accounts receivable	$30,931	$41,667
Less allowance for doubtful accounts	(1,033)	(932)

Total	$29,898	$40,735

Inventories:
Raw materials	$14,637	$16,514
Supplies	682	1,901
Work in process	1,047	1,791
Finished goods	16,287	14,370

Total	$32,653	$34,576

Other assets:
Non-current deferred tax assets	$5,508	$5,806
Cash surrender value of life insurance policies	2,179	2,380
Assets held for sale	1,821	4,724
Capitalized financing costs, net	1,651	1,771
Goodwill	—	16,132
Less accumulated amortization	—	(1,774)

Goodwill, net	—	14,358
Equity investment	—	3,401
Other	1,092	4,856

Total	$12,251	$37,296

Property, plant and equipment, net:
Land and land improvements	$5,031	$6,708
Buildings	31,413	40,239
Machinery and equipment	63,387	97,446
Construction in progress	1,078	1,444

	100,909	145,837
Less accumulated depreciation	(45,464)	(71,603)

Total	$55,445	$74,234

REPORT OF MANAGEMENT

The management of Insteel Industries, Inc. is responsible for preparing the consolidated financial statements and all related financial information that appears in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that assets are safeguarded, and that transactions are properly executed and recorded in accordance with management’s authorization and are properly recorded and reported in the financial statements.

Grant Thornton LLP audits the Company’s financial statements in accordance with auditing standards generally accepted in the United States and provides an objective, independent review of the Company’s internal controls and the fairness of its reported financial condition and results of operations.

The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with management, the Company’s internal auditor, and the independent public accountants to review internal accounting controls and accounting, auditing, and financial reporting matters. Both Grant Thornton LLP and the internal auditor have unrestricted access to the Audit Committee.

/s/	H.O. WOLTZ III	/s/	MICHAEL C. GAZMARIAN

	H.O. WOLTZ III President and Chief Executive Officer		MICHAEL C. GAZMARIAN Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 28, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Insteel Industries, Inc. and subsidiaries as of September 29, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 12, 2001, except for Notes 5 and 15, as to which the date was November 19, 2001 and December 4, 2001, respectively.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 28, 2002 and the results of their operations and their cash flows for the year ended September 28, 2002, in conformity with accounting principles generally accepted in the United States.

As described in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

As discussed above, the financial statements of Insteel Industries, Inc and subsidiaries as of September 29, 2001 and for each of the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to reclassify certain items within the consolidated balance sheet as of September 29, 2001 and the consolidated statements of cash flows for the years ended September 29, 2001 and September 30, 2000. We audited the reclassifications described in Note 2 that were applied to revise the 2001 and 2000 financial statements. In our opinion, the revisions to the financial statements are appropriate and have been appropriately applied. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company as of September 29, 2001 and for each of the two years in the period then ended, other than with respect to such revisions and, accordingly, we do not express an opinion or any other form of assurance on the financial statements as of September 29, 2001 and for each of the two years in the period then ended taken as a whole.

Our audit was made for the purpose of forming an opinion on the 2002 financial statements taken as a whole. The schedule listed in Item 15(a)(2) of this Form 10-K is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule for the year ended September 28, 2002 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. The financial statement schedules for the years ended September 29, 2001 and September 30, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the financial statement schedules in their report dated October 12, 2001, except for Notes 5 and 15 to those financial statements, as to which the date was November 19, 2001 and December 4, 2001, respectively.

GRANT THORNTON LLP

Greensboro, North Carolina
October 15, 2002

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries as of September 29, 2001 and September 30, 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended September 29, 2001, September 30, 2000 and October 2, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 12, 2001,
Except for Notes 5 and 15,
as to which the dates are
November 19, 2001 and
December 4, 2001, respectively.

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended September 29, 2001, September 30, 2000 and October 2, 1999, and have issued our report thereon dated October 12, 2001 except for Notes 5 and 16, as to which the dates are November 19, 2001 and December 4, 2001, respectively. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Charlotte, North Carolina
October 12, 2001,
Except for Notes 5 and 16,
as to which the dates are
November 19, 2001 and
December 4, 2001, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Balance, beginning of year	$932	$1,360	$375
Amounts charged to earnings	(21)	137	458
Additions from acquisition	—	—	524
Write-offs, net of recoveries	122	(565)	3

Balance, end of year	$1,033	$932	$1,360

RESTRUCTURING RESERVES
(In thousands)

	Year Ended September 28, 2002

	Reserve balance			Reserve balance
	at September 29,	Additional	Reserves	at September 28,
	2001	charges	utilized	2002

Severance and related employee benefit costs	$408	$199	$(602)	$5
Other costs	728	1,442	(2,132)	38

Total	$1,136	$1,641	$(2,734)	$43

				Reserve balance
	Total	Additional	Reserves	at September 29,
	charges	charges	utilized	2001

Severance and related employee benefit costs	$628	$—	$(220)	$408
Other costs	1,447	—	(719)	728

Total	$2,075	$—	$(939)	$1,136

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information with respect to directors and nominees required for this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders and is herein incorporated by reference.

     Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.

Item 11. Executive Compensation.

     The information required for this item appears under the caption “Executive Compensation“in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required for this item appears under the caption “Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

     The information required for this item appears under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with Management and Others” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders and is herein incorporated by reference.

PART IV

Item 14. Controls and Procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company’s periodic SEC filings.

     Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) Financial Statements

     The financial statements as set forth under Item 8 are filed as part of this report.

     (a)(2) Financial Statement Schedules

     Supplemental Schedule II – Valuation and Qualifying Accounts appears on page 40 of this report.

     All other schedules have been omitted because they are either not required or not applicable.

     (b)  Reports on Form 8-K

     On August 13, 2002, the Company filed a Form 8-K announcing its operating results for the quarter ended June 29, 2002 and the certification by its Chief Executive Officer and Chief Financial Officer.

     (c)  Exhibits

     See exhibit index on page 46.

     (d)  Financial Statement Schedules

     See Item 15 (a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Dated: December 19, 2002	By:	/s/ H.O. WOLTZ III

H.O. WOLTZ III Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 19, 2002 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ HOWARD O. WOLTZ, JR. HOWARD O. WOLTZ, JR	Chairman of the Board

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and a Director

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ LOUIS E. HANNEN LOUIS E. HANNEN	Director

/s/ FRANCES H. JOHNSON FRANCES H. JOHNSON	Director

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ GARY L. PECHOTA GARY L. PECHOTA	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ WILLIAM J. SHIELDS WILLIAM J. SHIELDS	Director

/s/ C. RICHARD VAUGHN C. RICHARD VAUGHN	Director

CERTIFICATIONS

I, H.O. Woltz III, certify that:

1.	I have reviewed this annual report on Form 10-K of Insteel Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ H.O. WOLTZ III H.O. WOLTZ III Chief Executive Officer and President

CERTIFICATIONS

I, Michael C. Gazmarian, certify that:

1.	I have reviewed this annual report on Form 10-K of Insteel Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN Chief Financial Officer and Treasurer

EXHIBIT INDEX

to
Annual Report on Form 10-K of Insteel Industries, Inc., for Year Ended September 28, 2002

Exhibit
Number		Description

3-		Articles of Incorporation and Bylaws
	3.1	Restated articles of incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 3, 1988).
	3.2	Bylaws of the Company (as last amended April 26, 1999) (incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
	3.3	Articles of Amendment to the restated articles of incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
4-		Instruments Defining the Rights of Security Holders, Including Indentures
++++	4.1	Credit Agreement by and among Insteel Industries, Inc., as borrower, Bank of America, N.A., as Administrative Agent and as Lender, and The Lenders Party Hereto From Time to Time dated January 31, 2000 providing for a $80,000,000 term loan and a $60,000,000 revolving credit loan, including Forms of Facility Guaranty, Security Agreement, Intellectual Property Security Agreement and Pledge Agreement.
	4.1(a)	Amendment Agreement No. 1 dated January 12, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 (incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
	4.1(b)	Amendment Agreement No. 2 dated May 21, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000, as amended January 12, 2001 (incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
	4.1(c)	Amendment Agreement No. 3 dated August 9, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000, as amended January 12, 2001 and May 21, 2001 (incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
	4.1(d)	Amendment Agreement No. 4 dated November 16, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001 and August 9, 2001 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Exhibit has been refiled with this Annual Report in connection with an amended application for confidential treatment).
	4.1(e)	Amendment Agreement No. 5 dated January 28, 2002 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001 and November 16, 2001 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Exhibit has been refiled with this Annual Report in connection with an amended application for confidential treatment).

EXHIBIT INDEX, continued

to
Annual Report on Form 10-K of Insteel Industries, Inc., for Year Ended September 28, 2002

		4.1(f)	Amendment Agreement No. 6 dated May 10, 2002 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001, November 16, 2001 and January 28, 2002 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Exhibit has been refiled with this Annual Report in connection with an amended application for confidential treatment).
		4.2	Articles IV and VI of the Company’s restated articles of incorporation, which are incorporated herein by reference to Exhibit 3.3.
		4.3	Article 2, Section 8, of the registrant’s bylaws, which is incorporated herein by reference to Exhibit 3.2.
		4.4	Rights Agreement dated April 27, 1999 between Insteel Industries, Inc. and First Union National Bank (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 7, 1999).
	*	4.13	Loan Agreement dated as of September 1, 1988, between Liberty County Industrial Development Corporation (“Issuer”) and Insteel Industries, Inc. pursuant to which the Issuer agreed to loan the proceeds from its $3,400,000 Industrial Development Revenue Refunding Bonds, Series 1988 (Insteel Industries, Inc. Project) (the “Bonds”) to the Company and the Company agreed to repay such loan to the Issuer.
	*	4.14	Promissory Note dated October 26, 1988 and issued by the Company to the Issuer in the principal amount of $3,400,000, which note evidences the loan from the Issuer to the Company under the Loan Agreement (Exhibit 4.13).
	*	4.15	Purchase Contract dated October 26, 1988, among the Issuer, the Company, Texas Department of Commerce and Federated Tax-Free Trust (“Purchaser”) pursuant to which the Purchaser agreed to purchase the Bonds issued by the Issuer.
	*	4.16	Letter of Credit and Reimbursement Agreement dated as of September 1, 1988, by and between the Company and First Union National Bank of North Carolina (“Bank”) pursuant to which the Bank agreed to issue its Letter of Credit to secure payment of the Bonds and the Company agreed to reimburse the Bank for any and all drawings made under the Letter of Credit.
	#	4.24	Indenture of Trust between Industrial Development Authority of the City of Fredericksburg, Virginia and Crestar Bank as Trustee, dated as of September 1, 1990, relating to $4,205,000 Industrial Development Authority of the City of Fredericksburg, Virginia Industrial Development First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire Company Project) Series of 1990.
	#	4.25	Refunding Agreement between Industrial Development Authority of the City of Fredericksburg, Virginia (“Issuer”) and Insteel Industries, Inc., and Rappahannock Wire Company (since renamed Insteel Wire Products Company) (together, the “Companies”), dated as of September 1, 1990 pursuant to which the Issuer agreed to loan the proceeds from its $4,205,000 Industrial Development First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire Company Project), Series of 1990 to the Companies and the Companies agreed to repay such loan to the Issuer.
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

EXHIBIT INDEX, continued

to
Annual Report on Form 10-K of Insteel Industries, Inc., for Year Ended September 28, 2002

	++++	10.2	Rod Supply Agreement by and between GS Industries, Inc., and Florida Wire and Cable, Inc. dated November 19, 1999.
	+	10.5	Employee Stock Ownership Plan of Insteel Industries, Inc., including Employee Stock Ownership Plan Trust Agreement.
		10.6	1990 Director Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).
	**	10.7	Profit Sharing Plan of Insteel Wire Products Company.
	**	10.8	Profit Sharing Plan of Insteel Industries, Inc.
	++	10.9	1994 Employee Stock Option Plan of Insteel Industries, Inc.
		10.11	Nonqualified Stock Option Plan (incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).
	###	10.12	1994 Director Stock Option Plan of Insteel Industries, Inc. as Amended and Restated Effective as of April 28, 1998.
	+++	10.21	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan for Key Members of Management
	+++	10.22	1997 Declaration of Amendment to Insteel Industries, Inc. Return on Capital Incentive Compensation Plan for Key Members of Management
	+++	10.30	Insteel Industries, Inc. Director Compensation Plan
	****	10.50	Stock Purchase Agreement dated January 15, 1999 between H.A. Schlatter, Quilni B.V., Structural Reinforcement Products, Inc. and Insteel Industries, Inc.
	****	10.51	Asset Purchase Agreement dated April 6, 1999 between Insteel Industries, Inc. and Northwestern Steel and Wire Company and Northwestern Steel and Wire Company – Kentucky.
21-			List of Subsidiaries of Insteel Industries, Inc., at September 28, 2002.
24-			Consent of Grant Thornton LLP
*			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1988.
+			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1989.
#			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1990.
**			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1993.
**			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1993.
++			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1994.
##			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1996.
***			Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
+++			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 1997.
###			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended October 3, 1998.
**** ++++			Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended October 2, 1999. Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2000.