Form 10-Q
period 2002-12-28
INSTEEL INDUSTRIES INC
filed 2003-02-18
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to _____________

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

Yes ☒	No ☐

     The number of shares outstanding of the registrant’s common stock as of February 18, 2003 was 8,460,187.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 28,	September 28,
	2002	2002

Assets
Current assets:
Cash and cash equivalents	$519	$310
Accounts receivable, net	23,595	29,898
Inventories	35,830	32,653
Prepaid expenses and other	2,789	5,831

Total current assets	62,733	68,692
Property, plant and equipment, net	54,354	55,445
Other assets	11,739	12,251

Total assets	$128,826	$136,388

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,350	$23,855
Accrued expenses	8,357	8,796
Current portion of long-term debt	3,620	3,620

Total current liabilities	31,327	36,271
Long-term debt	68,070	70,020
Other liabilities	6,714	6,773
Shareholders’ equity:
Common stock	16,920	16,920
Additional paid-in capital	38,327	38,327
Retained deficit	(28,047)	(27,284)
Accumulated other comprehensive loss	(4,485)	(4,639)

Total shareholders’ equity	22,715	23,324

Total liabilities and shareholders’ equity	$128,826	$136,388

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net sales	$46,797	$62,714
Cost of sales	42,766	57,646

Gross profit	4,031	5,068
Selling, general and administrative expense	2,759	3,322
Restructuring charges	—	121
Other expense (income)	9	(861)

Earnings before interest, income taxes and accounting change	1,263	2,486
Interest expense	2,490	3,143
Interest income	(16)	(96)

Loss before income taxes and accounting change	(1,211)	(561)
Benefit for income taxes	(448)	(172)

Loss before accounting change	(763)	(389)
Cumulative effect of accounting change	—	(14,358)

Net loss	$(763)	$(14,747)

Weighted average shares outstanding (basic and diluted)	8,460	8,460

Per share (basic and diluted):
Loss before accounting change	$(0.09)	$(0.04)
Cumulative effect of accounting change	—	(1.70)

Net loss	$(0.09)	$(1.74)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2002	2001

Cash Flows From Operating Activities:
Net loss	$(763)	$(14,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	14,358
Depreciation and amortization	1,793	2,541
Loss on sale of assets	33	28
Restructuring charges	—	121
Deferred income taxes	(448)	(186)
Net changes in assets and liabilities:
Accounts receivable, net	6,303	10,075
Inventories	(3,177)	(2,963)
Accounts payable and accrued expenses	(6,065)	(5,916)
Other changes	3,595	650

Total adjustments	2,034	18,708

Net cash provided by operating activities	1,271	3,961

Cash Flows From Investing Activities:
Capital expenditures	(282)	(86)
Proceeds from notes receivable	42	79
Proceeds from sale of property, plant and equipment	7	6

Net cash used for investing activities	(233)	(1)

Cash Flows From Financing Activities:
Proceeds from long-term debt	1,600	2,100
Principal payments on long-term debt	(3,550)	(4,270)
Other	1,121	—

Net cash used for financing activities	(829)	(2,170)

Net increase in cash	209	1,790
Cash and cash equivalents at beginning of period	310	962

Cash and cash equivalents at end of period	$519	$2,752

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,202	$2,054

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except where otherwise indicated)

(1) Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the audited financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2002.

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

(2) Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” gains and losses from extinguishments of debt are to be classified as extraordinary items only if they meet the criteria specified in Accounting Principles Board (“APB”) Opinion No. 30. This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 during the first quarter of fiscal 2003, which did not have a significant impact on its results of operations or financial position.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. Since the Company uses the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the accounting policies note will include a tabular presentation of pro forma net income and earnings per share using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Also, SFAS No. 148 permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods — the prospective method, the modified prospective method, or the retroactive restatement method. Finally, SFAS No. 148 will require the Company to make interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The expanded annual disclosure requirements and the transition provisions are effective for the Company’s fiscal year 2003. The new interim period disclosures are required in the Company’s financial statements for interim periods beginning in the second quarter of fiscal 2003. The Company does not expect that the adoption of this statement will have a material impact on its results of operations or financial position.

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a guarantee is issued, an entity must recognize an initial liability for the fair value, or market value, of the obligations assumed and must disclose such information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial statements.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities (VIE)”. In general, FIN 46 clarifies how an enterprise should determine if it should consolidate a VIE. FIN 46 is effective immediately for variable interests in VIEs created after January 31, 2003. Additionally, for a variable interest in a VIE created before February 1, 2003, FIN 46 is required to be applied no later than the beginning of the Company’s fourth quarter of fiscal 2003. The Company does not expect that the adoption of this Interpretation will have an impact on its financial statements.

(3) Restructuring Charges

     In the prior year quarter, the Company recorded restructuring charges totaling $121 for separation costs associated with selling and administrative staffing reductions.

(4) Goodwill and Intangible Assets

     The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as of September 30, 2001, the first day of fiscal 2002. In accordance with this statement, the Company will no longer amortize goodwill and intangible assets which have indefinite lives. SFAS No. 142 requires that the Company assess goodwill and certain intangible assets with indefinite useful lives for impairment upon adoption and at least annually thereafter. The Company has determined that it will perform its annual impairment review during the fourth quarter of each year.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For purposes of the impairment testing as of the implementation date, the Company determined that the goodwill asset to be tested was entirely related to the continuing operations of Florida Wire and Cable, Inc. (“FWC”), a subsidiary of the Company that was acquired in January 2000. In calculating the impairment charge, the fair value of the impaired reporting unit, FWC, was estimated using a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) based on recent comparable transactions and using a discounted cash flow methodology based on estimated future cash flows.

     Based on the impairment testing, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, in the prior year quarter as the cumulative effect of a change in accounting principle to write off the entire goodwill balance associated with FWC as of the beginning of fiscal year 2002.

(5) Deferred Tax Asset

     The Company has recorded the following amounts for deferred tax assets on its consolidated balance sheet as of December 28, 2002: a current deferred tax asset of $1.8 million in prepaid expenses and other, and a noncurrent deferred tax asset of $7.3 million (net of valuation allowance of $7.5 million) in other assets. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. GAAP require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the loss incurred for fiscal year 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances.

(6) Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit loan and a $41.7 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of December 28, 2002, interest rates on the credit facility were as follows: 6.75% on the revolver, 8.00% on $40.6 million of the term loan and 11.25% on $1.0 million of the term loan. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At December 28, 2002, approximately $6.0 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of December 28, 2002. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     The Company intends to refinance the senior secured credit facility prior to its amended maturity date of March 31, 2004. In the event that such efforts were unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operations.

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of December 28, 2002, the fair value of the swap agreements was ($5.4 million) and was recorded in other liabilities on the Company’s consolidated balance sheet.

(7) Stock Option Plans

     In order to enable employees to acquire or increase their holdings of the Company’s common stock and to promote a closer identification of their interests with those of the Company and its shareholders, on November 12, 2002, the Board of Directors approved a one-time exchange program under the 1994 Employee Stock Option Plan. Under the terms of the exchange, participants that elected to surrender eligible options prior to December 9, 2002 will be issued one option for every three options surrendered on a date that will be more than 6 months from the date of cancellation of the surrendered options. The new options will be issued at an exercise price equal to the market price of the Company’s stock on the grant date. The Chief Executive Officer and the Chairman of the Board of Directors elected not to participate in the exchange program.

(8) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)
	Three Months Ended

	December 28,	December 29,
(Amounts in thousands except for per share data)	2002	2001

Loss before accounting change	$(763)	$(389)
Cumulative effect of accounting change	—	(14,358)

Net loss	$(763)	$(14,747)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,460	8,460
Dilutive effect of stock options	—	—

Weighted average shares outstanding (diluted)	8,460	8,460

Per share (basic and diluted):
Loss before accounting change	$(0.09)	$(0.04)
Cumulative effect of accounting change	—	(1.70)

Net loss	$(0.09)	$(1.74)

     Options to purchase 974 shares and 1,184 shares for the three months ended December 28, 2002 and December 29, 2001, respectively, were antidilutive and were not included in the diluted EPS computation.

(9) Comprehensive Loss

     The components of comprehensive loss, net of tax, for the three months ended December 28, 2002 and December 29, 2001, respectively, are as follows:

	(Unaudited)
	Three Months Ended

	December 28,	December 29,
(Amounts in thousands)	2002	2001

Net loss	$(763)	$(14,747)
Change in fair market value of financial instruments	154	422

Total comprehensive loss	$(609)	$(14,325)

     The change in the accumulated other comprehensive loss for the three months ended December 28, 2002 is as follows:

(Amounts in thousands)
Balance, September 28, 2002	$(4,639)
Change in fair market value of financial instruments	154

Balance, December 28, 2002 (Unaudited)	$(4,485)

(10) Other Financial Data

     Balance sheet information:

	(Unaudited)
	December 28,	September 28,
(Amounts in thousands)	2002	2002

Accounts receivable, net:
Accounts receivable	$24,715	$30,931
Less allowance for doubtful accounts	(1,120)	(1,033)

Total	$23,595	$29,898

Inventories:
Raw materials	$15,505	$14,637
Supplies	601	682
Work in process	752	1,047
Finished goods	18,972	16,287

Total	$35,830	$32,653

Other assets:
Non-current deferred tax asset, net	$5,413	$5,508
Cash surrender value of life insurance policies	2,213	2,179
Assets held for sale	1,821	1,821
Capitalized financing costs, net	1,254	1,651
Other	1,038	1,092

Total	$11,739	$12,251

Property, plant and equipment, net:
Land and land improvements	$5,031	$5,031
Buildings	31,413	31,413
Machinery and equipment	63,322	63,387
Construction in progress	1,320	1,078

	101,086	100,909
Less accumulated depreciation	(46,732)	(45,464)

Total	$54,354	$55,445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements that reflect the Company’s current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” and other words of similar meaning that do not relate strictly to historical or current facts. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected, stated or implied by the statements. Such risks and uncertainties include, but are not limited to, general economic and competitive conditions in the markets in which the Company operates; unanticipated changes in customer demand, order patterns and inventory levels; fluctuations in the cost and availability of the Company’s primary raw material, hot rolled steel wire rod from domestic and foreign suppliers; the Company’s ability to raise selling prices in order to recover increases in wire rod prices; legal, environmental or regulatory developments that significantly impact the Company’s operating costs; continuation of good labor relations; the Company’s ability to avoid future events of default with respect to its indebtedness, particularly under its senior secured credit facility, as amended; and the Company’s ability to refinance its current indebtedness in a timely manner and on favorable terms.

Results of Operations

Statements of Operations – Selected Data
($ in thousands)

	Three Months Ended

	December 28,		December 29,
	2002	Change	2001

Net sales	$46,797	(25)%	$62,714
Gross profit	4,031	(20)%	5,068
Percentage of net sales	8.6%		8.1%
Selling, general and administrative expense	$2,759	(17)%	$3,322
Percentage of net sales	5.9%		5.3%
Restructuring charges	$—	N/M	$121
Other expense (income)	9	N/M	(861)
Earnings before interest, income taxes and accounting change	1,263	(49)%	2,486
Interest expense	2,490	(21)%	3,143
Percentage of net sales	5.3%		5.0%
Effective income tax rate	37.0%		30.7%
Loss before accounting change	$(763)	N/M	$(389)
Cumulative effect of accounting change	—	N/M	(14,358)
Net loss	(763)	N/M	(14,747)

     “N/M” = not meaningful

First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

Net Sales

     Net sales for the quarter decreased 25% to $46.8 million from $62.7 million in the same year-ago period primarily due to the elimination of revenues from the product lines that the Company has exited, including nails and certain segments of the industrial wire business. On a comparable basis, excluding the revenues from these discontinued product lines, sales declined 6%. Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 11% from the year-ago quarter, but rose to 85% of consolidated sales from 71%. Sales of industrial wire products (tire bead wire and other industrial wire), excluding revenues from the segments that Company has exited, rose 32% from the year-ago quarter, increasing to 15% of consolidated sales from 9%. Sales of the product lines that the Company has exited represented 20% of consolidated sales in the year-ago quarter. The changes in product mix were primarily due to the impact of the Company’s exit from the nail and certain segments of the industrial wire business together with increased sales of tire bead wire in the current year.

Gross Profit

     Gross profit declined 20% to $4.0 million, or 8.6% of net sales in the quarter compared with $5.1 million, or 8.1% of net sales in the same year-ago period. The 0.5 point increase in gross margin was due to higher productivity levels and favorable costs achieved by the Company’s manufacturing facilities for the quarter, which reduced average unit conversion costs. These improvements served to counteract the lower level of shipments relative to the prior year quarter.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) fell 17% to $2.8 million, or 5.9% of net sales in the quarter from $3.3 million, or 5.3% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to the elimination of the selling and administrative costs which supported the product lines the Company has exited as well as the savings generated from previously implemented cost reduction measures.

Restructuring Charges

     In the prior year quarter, the Company recorded restructuring charges totaling $121 for separation costs associated with selling and administrative staffing reductions.

Other Expense (Income)

     In the prior year quarter, the Company recorded a $1.0 million gain in connection with an insurance settlement, which was partially offset by $0.2 million of other expense. The insurance settlement was related to a property damage and business interruption claim resulting from an accident that occurred at the Fredericksburg, Virginia facility in August 1999.

Earnings Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change for the quarter was $1.3 million compared with $2.5 million in the same year-ago period.

Interest Expense

     Interest expense for the quarter decreased $0.6 million, or 21%, to $2.5 million from $3.1 million in the same year-ago period. The decrease was primarily due to lower average borrowing levels on the Company’s senior secured credit facility ($0.6 million) and reduced amortization of capitalized financing costs ($0.1 million), partially offset by higher average interest rates ($0.1 million).

Income Taxes

     The Company’s effective income tax rate increased to 37.0% in the quarter compared to 30.7% in the same year-ago period, due to the decreasing impact of permanent book-tax differences.

Net Loss

     The Company’s net loss for the quarter was $0.7 million, or 9 cents per share compared to $14.7 million, or $1.74 per share, in the same year-ago period. The prior year net loss reflects a $14.4 million, or $1.70 per share, non-cash goodwill impairment charge that was recorded in connection with the Company’s adoption of SFAS No. 142. The year-ago loss before this accounting change was $0.4 million, or 4 cents per share.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net cash provided by operating activities	$1,271	$3,961
Net cash used for investing activities	(233)	(1)
Net cash used for financing activities	(829)	(2,170)
Total long-term debt	71,690	98,535
Percentage of total capital	76%	73%
Shareholders’ equity	$22,715	$35,739
Percentage of total capital	24%	27%
Total capital (total long-term debt + shareholders’ equity)	$94,405	$134,274

Cash Flow Analysis

     Operating activities provided $1.3 million of cash for the first three months of fiscal 2003 compared to $4.0 million in the same year-ago period. The year-to-year change was primarily related to the $3.8 million reduction in cash generated by receivables largely due to the reduced level of sales in the current year. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $2.9 million in the current year while providing $1.2 million in the same year-ago period. Depreciation and amortization declined by $0.7 million, or 29%, compared to the prior year primarily due to the sale of certain assets of the nail and industrial wire businesses and lower amortization expense associated with capitalized financing costs.

     Investing activities used $0.2 million of cash for the first three months of fiscal 2003 compared to breakeven for the same year-ago period. The Company expects that capital expenditures will remain at reduced levels in 2003 in comparison to the recent historical levels prior to 2001 in connection with its debt reduction efforts and consistent with the limitations required under its credit facility.

     Financing activities used $0.8 million of cash for the first three months of fiscal 2003 compared to $2.2 million in the same year-ago period. The reduction in financing requirements was primarily due to the receipt of a $3.0 million federal tax refund during the quarter, which was used to pay down term debt on the credit facility.

     The Company’s total debt to capital ratio rose to 76% at December 28, 2002 from 73% at December 29, 2001 primarily due to the net losses incurred over the prior twelve-month period and resulting reduction in shareholders’ equity, which offset the $26.8 million year-over-year decrease in long-term debt.

Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit loan and a $41.7 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of December 28, 2002, interest rates on the credit facility were as follows: 6.75% on the revolver, 8.00% on $40.6 million of the term loan and 11.25% on $1.0 million of the term loan. In addition, a commitment fee is payable on the unused portion of the revolving credit facility.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At December 28, 2002, approximately $6.0 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of December 28, 2002. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     The Company intends to refinance the senior secured credit facility prior to its amended maturity date of March 31, 2004. In the event that such efforts were unsuccessful, the Company believes that it would likely experience a material adverse impact on its financial condition, liquidity and results of operations.

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of December 28, 2002, the fair value of the swap agreements was ($5.4 million) and was recorded in other liabilities on the Company’s consolidated balance sheet.

Trade Actions — PC Strand

     On January 31, 2003, the Company together with a coalition of U.S. producers of PC strand filed petitions with the International Trade Commission (“ITC”) alleging that imports from five countries have injured the domestic PC strand industry. The petitions allege that imports of PC strand from Brazil, India, Korea, Thailand and Mexico were being “dumped” or sold in the U.S. at a lower price than in their home markets and that imports from India were also receiving subsidies from the government of India. The petitioners are monitoring imports from all countries for unfair trade practices as well as from the five countries for any surges in volume resulting from the filing of the petitions in an effort to circumvent the potential imposition of duties, which could range up to 122 percent. The filing of the petitions initiates a year-long investigative process, the first step of which occurs within 45 days of the filing when the ITC reaches a preliminary determination as to whether the imports are causing or threatening to cause material injury to the domestic industry.

Outlook

     The Company believes that the overall weakening in the economy will continue to create challenging business conditions through the remainder of fiscal 2003. In addition, reduced domestic wire rod capacity together with recent antidumping and countervailing duty orders entered against certain offshore suppliers of wire rod could result in higher raw material costs. In the event that it was unsuccessful in recovering higher costs in its markets, the Company’s financial performance would be negatively impacted as a result of the compression in gross margin.

     In view of the Company’s recent financial performance and the expected continuation of difficult market conditions, it is continuing to pursue a range of initiatives to reduce operating costs and debt. Over the prior year, the Company focused on improving the performance of its core operations, divested non-core operations, completed related staffing reductions, curtailed discretionary spending, and achieved higher productivity levels at its manufacturing facilities in reducing operating costs. The Company anticipates that the reductions in operating costs together with the suspension of its cash dividend, curtailment of capital outlays, improved management of working capital, disposal of under performing businesses and excess assets will facilitate further reductions in its debt. Although there can be no assurances, the Company believes that these actions will have a favorable impact on its financial performance for the remainder of fiscal 2003 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements”).

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

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Based on the Company’s interest rate exposure and floating rate debt levels as of December 28, 2002, and considering the effect of the interest rate swap, a 100 basis point change in interest rates would have an estimated $0.2 million impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of December 28, 2002.

Item 4. Controls and Procedures

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

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

4.1(g)	Amendment Agreement No. 7 dated February 18, 2003 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001, November 16, 2001, January 28, 2002 and May 10, 2002. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

b.	Reports of Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: February 18, 2003	By:	/s/ H.O. Woltz III

H.O. Woltz III
President and Chief Executive Officer

Date: February 18, 2003	By:	/s/ Michael C. Gazmarian

Michael C. Gazmarian
Chief Financial Officer and Treasurer

CERTIFICATION

I, H.O. Woltz III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Insteel Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

/s/	H. O. WOLTZ III

H. O. WOLTZ III
Chief Executive Officer and President

CERTIFICATION

I, Michael C. Gazmarian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Insteel Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

/s/	MICHAEL C. GAZMARIAN

MICHAEL C. GAZMARIAN
Chief Financial Officer and Treasurer