Form 10-Q
period 2003-03-29
INSTEEL INDUSTRIES INC
filed 2003-05-09
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     The number of shares outstanding of the registrant’s common stock as of May 9, 2003 was 8,460,187.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 29,	September 28,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$333	$310
Accounts receivable, net	24,785	29,898
Inventories	35,474	32,653
Prepaid expenses and other	3,224	5,831

Total current assets	63,816	68,692
Property, plant and equipment, net	53,017	55,445
Other assets	11,354	12,251

Total assets	$128,187	$136,388

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,320	$23,855
Accrued expenses	7,828	8,796
Current portion of long-term debt	3,500	3,620

Total current liabilities	30,648	36,271
Long-term debt	69,420	70,020
Other liabilities	6,334	6,773
Shareholders’ equity:
Common stock	16,920	16,920
Additional paid-in capital	38,327	38,327
Retained deficit	(29,203)	(27,284)
Accumulated other comprehensive loss	(4,259)	(4,639)

Total shareholders’ equity	21,785	23,324

Total liabilities and shareholders’ equity	$128,187	$136,388

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	$45,923	$64,900	$92,720	$127,614
Cost of sales	42,222	59,903	84,988	117,549

Gross profit	3,701	4,997	7,732	10,065
Selling, general and administrative expense	2,977	2,784	5,736	6,106
Restructuring charges	—	12,802	—	12,923
Other expense (income)	31	(96)	40	(957)

Earnings (loss) before interest, income taxes and accounting change	693	(10,493)	1,956	(8,007)
Interest expense	2,457	2,984	4,947	6,127
Interest income	(1)	30	(17)	(66)

Loss before income taxes and accounting change	(1,763)	(13,507)	(2,974)	(14,068)
Benefit for income taxes	(607)	(1,776)	(1,055)	(1,948)

Loss before accounting change	(1,156)	(11,731)	(1,919)	(12,120)
Cumulative effect of accounting change	—	—	—	(14,358)

Net loss	$(1,156)	$(11,731)	$(1,919)	$(26,478)

Weighted average shares outstanding (basic and diluted)	8,460	8,460	8,460	8,460

Per share (basic and diluted):
Loss before accounting change	$(0.14)	$(1.39)	$(0.23)	$(1.43)
Cumulative effect of accounting change	—	—	—	(1.70)

Net loss	$(0.14)	$(1.39)	$(0.23)	$(3.13)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	March 29,	March 30,
	2003	2002

Cash Flows From Operating Activities:
Net loss	$(1,919)	$(26,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	14,358
Depreciation and amortization	3,517	4,564
Loss (gain) on sale of assets	213	(131)
Restructuring charges	—	12,923
Deferred income taxes	(1,055)	768
Net changes in assets and liabilities:
Accounts receivable, net	5,113	6,330
Inventories	(2,821)	(1,948)
Accounts payable and accrued expenses	(4,810)	(8,574)
Other changes	3,618	516

Total adjustments	3,775	28,806

Net cash provided by operating activities	1,856	2,328

Cash Flows From Investing Activities:
Capital expenditures	(479)	(337)
Proceeds from notes receivable	47	240
Proceeds from sale of property, plant and equipment	13	50

Net cash used for investing activities	(419)	(47)

Cash Flows From Financing Activities:
Proceeds from long-term debt	6,600	2,100
Principal payments on long-term debt	(7,320)	(7,940)
Other	(694)	2,608

Net cash used for financing activities	(1,414)	(3,232)

Net increase (decrease) in cash	23	(951)
Cash and cash equivalents at beginning of period	310	962

Cash and cash equivalents at end of period	$333	$11

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,290	$5,228

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires the recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a guarantee is issued, an entity must recognize an initial liability for the fair value, or market value, of the obligations assumed and disclose such information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial statements.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities (VIE).” In general, FIN 46 clarifies how an enterprise should determine if it should consolidate a VIE. FIN 46 is effective immediately for variable interests in VIEs created after January 31, 2003. Additionally, for a variable interest in a VIE created before February 1, 2003, FIN 46 is required to be applied no later than the beginning of the Company’s fourth quarter of fiscal 2003. The Company does not expect that the adoption of this Interpretation will have an impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” providing entities with alternative transition methods should they elect to change to the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately.

     As allowed under SFAS No. 123, the Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted for the three months and six months ended March 29, 2003 and March 30, 2002, respectively, were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

     If the Company accounted for stock-based compensation using the fair market value recognition provisions of SFAS No. 123, the net loss and basic and diluted loss per share would have changed to the pro forma amounts indicated below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

(Amounts in thousands, except per share data)
Net loss — as reported	$(1,156)	$(11,731)	$(1,919)	$(26,478)
Additional compensation cost based on fair value recognition, net of tax	(29)	(88)	86	(194)

Net loss — pro forma	(1,185)	(11,819)	(1,833)	(26,672)

Basic net loss per share — as reported	(0.14)	(1.39)	(0.23)	(3.13)
Basic net loss per share — pro forma	(0.14)	(1.40)	(0.22)	(3.15)
Diluted net loss per share — as reported	(0.14)	(1.39)	(0.23)	(3.13)
Diluted net loss per share — pro forma	(0.14)	(1.40)	(0.22)	(3.15)

     The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.8%	4.5%	2.8%	4.5%
Expected volatility	1.10	1.00	1.10	1.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

(3) Restructuring Charges

     In the prior year quarter, the Company recorded restructuring charges totaling $12.8 million (pre-tax) related to its exit from certain product lines. The Company exited the bulk and collated nail business with the closure of the nail manufacturing operations located in Andrews, South Carolina and disposed of most of the nail-related assets. Additionally, the Company disposed of certain of the remaining assets of the galvanized strand business, which the Company had previously exited in May 2001. The restructuring charges consisted of: (1) losses on the sale of certain assets associated with the Company’s nail business and write-downs in the carrying value of the remaining assets to be disposed of totaling $5.7 million; (2) estimated costs related to the closure of the Company’s nail operations amounting to $0.2 million; (3) losses on the sale of certain assets associated with the Company’s galvanized strand business and write-downs in the carrying value of the remaining assets to be disposed of totaling $2.9 million; and (4) an impairment loss on the long-lived assets associated with the industrial wire business amounting to $4.0 million. Approximately $12.6 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $0.2 million were cash charges associated with the closure of the nail business. Total net proceeds from the asset sales amounted to $1.6 million which were received by the Company in the prior year quarter.

     The $4.0 million impairment loss recorded on the long-lived assets related to the industrial wire business was primarily related to the impact of the closure of the nail business and related reduction in wire requirements together with unfavorable changes in the market. In evaluating the potential impairment and determining the impairment loss, the Company considered historical performance and future estimated results. This analysis indicated that the carrying amount of the assets was not recoverable through the future undiscounted cash flows expected to result from the use of the assets. The impairment charge was recorded to reduce the carrying value of the property, plant and equipment to its estimated fair market value based on estimated selling prices less the associated selling costs.

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

     Based on the impairment testing, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, in the prior year as the cumulative effect of a change in accounting principle to write off the entire goodwill balance associated with FWC as of the beginning of fiscal year 2002.

(5) Deferred Tax Asset

     The Company has recorded the following amounts for deferred tax assets on its consolidated balance sheet as of March 29, 2003: a current deferred tax asset of $2.4 million in prepaid expenses and other, and a noncurrent deferred tax asset of $5.3 million (net of valuation allowance of $7.5 million) in other assets. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. GAAP require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the loss incurred for fiscal year 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances. No adjustments to the valuation allowance have been recorded during fiscal 2003.

(6) Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $12.6 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of March 29, 2003, interest rates on the credit facility were as follows: 6.75% on the revolver and 8.25% on the term loan. In addition, a commitment fee is payable on the unused portion of the revolving credit facility and a utilization fee is payable on the $12.6 million term loan.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At March 29, 2003, approximately $4.3 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of March 29, 2003. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     The Company intends to refinance the senior secured credit facility prior to its amended maturity date of March 31, 2004. In the event that such efforts are unsuccessful, the Company believes that it will likely experience a material adverse impact on its financial condition, liquidity and results of operations.

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of March 29, 2003, the fair value of the swap agreements was ($5.0 million) and was recorded in other liabilities on the Company’s consolidated balance sheet.

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

(8) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002
(Amounts in thousands, except per share data)
Loss before accounting change	$(1,156)	$(11,731)	$(1,919)	$(12,120)
Cumulative effect of accounting change	—	—	—	(14,358)

Net loss	$(1,156)	$(11,731)	$(1,919)	$(26,478)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,460	8,460	8,460	8,460
Dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding (diluted)	8,460	8,460	8,460	8,460

Per share (basic and diluted):
Loss before accounting change	$(0.14)	$(1.39)	$(0.23)	$(1.43)
Cumulative effect of accounting change	—	—	—	(1.70)

Net loss	$(0.14)	$(1.39)	$(0.23)	$(3.13)

     Options to purchase 545,000 shares and 1,169,000 shares for the three months ended March 29, 2003 and March 30, 2002, respectively, were antidilutive and were not included in the diluted EPS computation. Options to purchase 759,000 shares and 1,177,000 shares for the six months ended March 29, 2003 and March 30, 2002, respectively, were antidilutive and were not included in the diluted EPS computation.

(9) Comprehensive Loss

     The components of comprehensive loss, net of tax, for the three months and six months ended March 29, 2003 and March 30, 2002, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

(Amounts in thousands)
Net loss	$(1,156)	$(11,731)	$(1,919)	$(26,478)
Change in fair market value of financial instruments	226	525	380	947

Total comprehensive loss	$(930)	$(11,206)	$(1,539)	$(25,531)

     The change in the accumulated other comprehensive loss for the six months ended March 29, 2003 is as follows:

(Amounts in thousands)
Balance, September 28, 2002	$(4,639)
Change in fair market value of financial instruments	380

Balance, March 29, 2003 (Unaudited)	$(4,259)

(10) Other Financial Data

     Balance sheet information:

	(Unaudited)
	March 29,	September 28,
	2003	2002

(Amounts in thousands)
Accounts receivable, net:
Accounts receivable	$25,796	$30,931
Less allowance for doubtful accounts	(1,011)	(1,033)

Total	$24,785	$29,898

Inventories:
Raw materials	$13,750	$14,637
Supplies	523	682
Work in process	1,085	1,047
Finished goods	20,116	16,287

Total	$35,474	$32,653

Other assets:
Noncurrent deferred tax asset, net	$5,273	$5,508
Cash surrender value of life insurance policies	2,230	2,179
Assets held for sale	1,842	1,821
Capitalized financing costs, net	1,008	1,651
Other	1,001	1,092

Total	$11,354	$12,251

Property, plant and equipment, net:
Land and land improvements	$5,031	$5,031
Buildings	31,449	31,413
Machinery and equipment	62,380	63,387
Construction in progress	1,325	1,078

	100,185	100,909
Less accumulated depreciation	(47,168)	(45,464)

Total	$53,017	$55,445

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

Results of Operations

Statements of Operations — Selected Data
($ in thousands)

	Three Months Ended			Six Months Ended

	March 29,		March 30,	March 29,		March 30,
	2003	Change	2002	2003	Change	2002

Net sales	$45,923	(29%)	$64,900	$92,720	(27%)	$127,614
Gross profit	3,701	(26%)	4,997	7,732	(23%)	10,065
Percentage of net sales	8.1%		7.7%	8.3%		7.9%
Selling, general and administrative expense	$2,977	7%	$2,784	$5,736	(6%)	$6,106
Percentage of net sales	6.5%		4.3%	6.2%		4.8%
Restructuring charges	$—	(100%)	$12,802	$—	(100%)	$12,923
Other expense (income)	31	N/M	(96)	40	N/M	(957)
Earnings (loss) before interest, income taxes and accounting change	$693	N/M	$(10,493)	$1,956	N/M	$(8,007)
Percentage of net sales	1.5%		(16.2%)	2.1%		(6.3%)
Interest expense	$2,457	(18%)	$2,984	$4,947	(19%)	$6,127
Percentage of net sales	5.4%		4.6%	5.3%		4.8%
Effective income tax rate	34.4%		13.1%	35.5%		13.8%
Loss before accounting change	$(1,156)	N/M	$(11,731)	$(1,919)	N/M	$(12,120)
Cumulative effect of accounting change	—	—	—	—	(100%)	(14,358)
Net loss	(1,156)	N/M	(11,731)	(1,919)	N/M	(26,478)

N/M = Not meaningful

Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

Net Sales

     Net sales for the quarter decreased 29% to $45.9 million from $64.9 million in the same year-ago period primarily due to the elimination of revenues from the product lines that the Company has exited, including nails and certain segments of the industrial wire business, together with lower sales of concrete reinforcing products. On a comparable basis, excluding the revenues from these discontinued product lines, sales declined 10% from the same year-ago period.

     Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 13% from the year-ago quarter, but rose to 85% of consolidated sales from 69%. Demand for the Company’s concrete reinforcing products was unfavorably impacted by severe weather conditions in certain of its markets together with the reduced level of commercial construction activity. Pricing pressure for PC strand and standard styles of welded wire fabric remained intense during the quarter. Sales of industrial wire products (tire bead wire and other industrial wire), excluding revenues from the segments that the Company has exited, rose 12% from the year-ago quarter, increasing to 15% of consolidated sales from 10%. Sales of the product lines that the Company has exited represented 21% of consolidated sales in the year-ago quarter. The changes in the Company’s product mix were primarily due to its exit from the nail and certain segments of the industrial wire business in the prior year together with increased sales of industrial wire products in the current year.

Gross Profit

     Gross profit declined 26% to $3.7 million, or 8.1% of net sales in the quarter compared with $5.0 million, or 7.7% of net sales in the same year-ago period. The decrease in gross profit was largely driven by the reduction in sales and compression in spreads between average selling prices and raw material costs together with the unfavorable impact of reduced schedules and downtime on the operating costs of certain of the Company’s facilities.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) increased 7% to $3.0 million, or 6.5% of net sales in the quarter from $2.8 million, or 4.3% of net sales in the same year-ago period primarily due to higher selling expenses for concrete reinforcing products.

Restructuring Charges

     In the prior year quarter, the Company recorded restructuring charges totaling $12.8 million (pre-tax), for losses on the sale of assets associated with the nail and galvanized strand businesses, write-downs in the carrying value of the remaining assets to be disposed of, closure costs associated with the nail business, and an impairment loss on the long-lived assets of the industrial wire business. Approximately $12.6 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $0.2 million were cash charges associated with the closure of the nail business (see Note 3 — Restructuring Charges).

Earnings (Loss) Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change for the quarter was $0.7 million compared with a loss of $10.5 million in the same year-ago period. On a comparable basis, excluding restructuring charges in the prior year quarter, the Company’s earnings before interest, income taxes and accounting change was $2.3 million.

Interest Expense

     Interest expense for the quarter decreased $0.5 million, or 18%, to $2.5 million from $3.0 million in the same year-ago period. The decrease was primarily due to lower average borrowing levels on the Company’s senior secured credit facility ($0.6 million) and reduced amortization of capitalized financing costs ($0.1 million), partially offset by higher average interest rates ($0.2 million).

Income Taxes

     The Company’s effective income tax rate increased to 34.4% in the quarter compared to 13.1% in the same year-ago period, due to the decreasing impact of permanent book — tax differences in the current year together with the $7.5 million valuation allowance that was recorded in the prior year period.

Net Loss

     The Company’s net loss for the quarter was $1.2 million, or 14 cents per share compared to $11.7 million, or $1.39 per share, in the same year-ago period. The prior year net loss reflects restructuring charges totaling $12.8 million (pre-tax).

First Six Months of Fiscal 2003 Compared With First Six Months of Fiscal 2002

Net Sales

     Net sales for the first six months of fiscal year 2003 decreased 27% to $92.7 million from $127.6 million in the same year-ago period primarily due to the elimination of revenues from the product lines that the Company has exited, including nails and certain segments of the industrial wire business, together with lower sales of concrete reinforcing products. On a comparable basis, excluding the revenues from these discontinued product lines, sales declined 8% from the same year-ago period.

     Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 12% from the year-ago period, but rose to 85% of consolidated sales from 70%. Demand for the Company’s concrete reinforcing products was unfavorably impacted by severe weather conditions in certain of its markets together with the reduced level of commercial construction activity. Pricing pressure for PC strand and standard styles of welded wire fabric remained intense during the period. Sales of industrial wire products (tire bead wire and other industrial wire), excluding revenues from the segments that the Company has exited, rose 21% from the year-ago period, increasing to 15% of consolidated sales from 9%. Sales of the product lines that the Company has exited represented 21% of consolidated sales in the year-ago period. The changes in the Company’s product mix were primarily due to its exit from the nail and certain segments of the industrial wire business in the prior year together with increased sales of industrial wire products in the current year.

Gross Profit

     Gross profit declined 23% to $7.7 million, or 8.3% of net sales for the first six months of fiscal 2003 compared with $10.1 million, or 7.9% of net sales in the same year-ago period. The decrease in gross profit was largely driven by the reduction in sales and compression in spreads between average selling prices and raw material costs together with the unfavorable impact of reduced schedules and downtime on the operating costs of certain of the Company’s facilities.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) fell 6% to $5.7 million, or 6.2% of net sales for the first six months of fiscal 2003 from $6.1 million, or 4.8% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to the elimination of the selling and administrative costs which supported the product lines the Company has exited as well as the savings generated from previously implemented cost reduction measures. These reductions were partially offset by higher selling expenses for concrete reinforcing products.

Restructuring Charges

     In the prior year period, the Company recorded restructuring charges totaling $12.9 million (pre-tax) for losses on the sale of assets associated with the nail and galvanized strand businesses, write-downs in the carrying value of the remaining assets to be disposed of, closure costs associated with the nail business, an impairment loss on the long-lived assets of the industrial wire business, and separation costs associated with other selling and administrative staffing reductions. Approximately $12.6 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $0.3 million were cash charges associated with the closure of the nail business and employee separation costs (see Note 3 — Restructuring Charges).

Other Expense (Income)

     In the prior year period, the Company recorded a $1.0 million gain on an insurance settlement related to a property damage and business interruption claim for an accident that occurred at the Fredericksburg, Virginia facility in August 1999.

Earnings (Loss) Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change for the first six months of fiscal 2003 was $2.0 million compared with a loss of $8.0 million in the same year-ago period. On a comparable basis, excluding restructuring charges and the gain on an insurance settlement in the prior year period, the Company’s earnings before interest, income taxes and accounting change was $3.9 million.

Interest Expense

     Interest expense for the first six months of fiscal 2003 decreased $1.2 million, or 19%, to $4.9 million from $6.1 million in the same year-ago period. The decrease was primarily due to lower average borrowing levels on the Company’s senior secured credit facility ($1.3 million) and reduced amortization of capitalized financing costs ($0.2 million), partially offset by higher average interest rates ($0.3 million).

Income Taxes

     The Company’s effective income tax rate increased to 35.5% for the first six months of fiscal 2003 compared to 13.8% in the same year-ago period due to the decreasing impact of permanent book — tax differences in the current year together with the $7.5 million valuation allowance that was recorded in the prior year period.

Net Loss

     The Company’s net loss for the first six months of fiscal 2003 was $1.9 million, or 23 cents per share compared to $26.4 million, or $3.13 per share, in the same year-ago period. The prior year net loss reflects a $14.4 million, or $1.70 per share, non-cash goodwill impairment charge that was recorded in connection with the Company’s adoption of SFAS No. 142, restructuring charges totaling $12.9 million (pre-tax) and a $1.0 million pre-tax gain on an insurance settlement. The year-ago loss before the accounting change was $12.2 million, or $1.43 per share.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Six Months Ended

	March 29,	March 30,
	2003	2002

Net cash provided by operating activities	$1,856	$2,328
Net cash used for investing activities	(419)	(47)
Net cash used for financing activities	(1,414)	(3,232)
Total long-term debt	72,920	94,865
Percentage of total capital	77%	79%
Shareholders’ equity	$21,785	$24,533
Percentage of total capital	23%	21%
Total capital (total long-term debt + shareholders’ equity)	$94,705	$119,398

Cash Flow Analysis

     Operating activities provided $1.9 million of cash for the first six months of fiscal 2003 compared to $2.3 million in the same year-ago period. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $2.5 million in the current year compared to $4.2 million in the same year-ago period. Depreciation and amortization declined by $1.0 million, or 23%, compared to the prior year primarily due to the sale of certain assets of the nail and industrial wire businesses and lower amortization expense associated with capitalized financing costs. Other changes for the current year reflects the receipt of a $3.0 million federal tax refund during the first fiscal quarter.

     Investing activities used $0.4 million of cash for the first six months of fiscal 2003 compared to essentially breakeven in the same year-ago period. The Company expects that capital expenditures will remain at reduced levels in 2003 in comparison to the recent historical levels prior to 2001 in connection with its debt reduction efforts and consistent with the limitations imposed under the terms of its amended credit facility.

     Financing activities used $1.4 million of cash for the first six months of fiscal 2003 compared to $3.2 million in the same year-ago period. The reduction in financing requirements was primarily due to the receipt of a $3.0 million federal tax refund during the first fiscal quarter of the current year, which was used to pay down term debt on the credit facility.

     The Company’s total debt to capital ratio decreased to 77% at March 29, 2003 from 79% at March 30, 2002 primarily due to the $21.9 million reduction in long-term debt.

Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $12.6 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of March 29, 2003, interest rates on the credit facility were as follows: 6.75% on the revolver and 8.25% on the term loan. In addition, a commitment fee is payable on the unused portion of the revolving credit facility and a utilization fee is payable on the $12.6 million term loan.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At March 29, 2003, approximately $4.3 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of March 29, 2003. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of March 29, 2003, the fair value of the swap agreements was ($5.0 million) and was recorded in other liabilities on the Company’s consolidated balance sheet.

Trade Actions — PC Strand

     On January 31, 2003, the Company together with a coalition of U.S. producers of PC strand filed petitions with the U.S. International Trade Commission (“ITC”) alleging that imports from five countries have injured the domestic PC strand industry. The petitions allege that imports of PC strand from Brazil, India, Korea, Thailand and Mexico were being “dumped” or sold in the U.S. at a lower price than in their home markets and that imports from India were also receiving subsidies from the government of India. The petitioners are alleging anti-dumping margins of up to 122 percent, and in the case of India, countervailing duty margins. On March 17, 2003, the ITC reached a preliminary determination that imports of PC strand from Brazil, India, Korea, Thailand and Mexico had injured the domestic industry. The final determination of the cases is scheduled for January 2004.

Outlook

     The Company believes that the overall weakening in the economy will continue to create challenging business conditions through the remainder of fiscal 2003. In addition, reduced domestic wire rod capacity together with recent anti-dumping and countervailing duty orders entered against certain offshore suppliers of wire rod could result in higher raw material costs. In the event that it was unsuccessful in recovering higher costs in its markets, the Company’s financial performance would be negatively impacted as a result of the compression in gross margin.

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

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Based on the Company’s interest rate exposure and floating rate debt levels as of March 29, 2003, and considering the effect of the interest rate swap, a 100 basis point change in interest rates would have an estimated $0.2 million impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of March 29, 2003.

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

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

b. Reports of Form 8-K

     On April 25, 2003, the Company filed a Report on Form 8-K with respect to information provided pursuant to Item 12 of Form 8-K, regarding the issuance of its April 25, 2003 press release announcing its financial results for the second fiscal quarter and six months ended March 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: May 9, 2003	By:	/s/ H.O. Woltz III H.O. Woltz III President and Chief Executive Officer

Date: May 9, 2003	By:	/s/ Michael C. Gazmarian Michael C. Gazmarian Chief Financial Officer and Treasurer

CERTIFICATION

I, H.O. Woltz III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Insteel Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN Chief Financial Officer and Treasurer