Form 10-Q
period 2003-06-28
INSTEEL INDUSTRIES INC
filed 2003-08-12
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

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

Yes [   ]                         No [X]

     The number of shares outstanding of the registrant’s common stock as of August 12, 2003 was 8,460,187.

PART I – FINANCIAL INFORMATION
Part II – Other Information
SIGNATURES
EX-10.22.1 CHANGE IN CONTROL SEVERANCE AGREEMENT
EX-10.22.2 CHANGE IN CONTROL SEVERANCE AGREEMENT
EX-10.22.3 CHANGE IN CONTROL SEVERANCE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 28,	September 28,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$941	$310
Accounts receivable, net	31,529	29,898
Inventories	30,426	32,653
Prepaid expenses and other	3,269	5,831

Total current assets	66,165	68,692
Property, plant and equipment, net	51,822	55,445
Other assets	10,891	12,251

Total assets	$128,878	$136,388

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,868	$23,855
Accrued expenses	7,142	8,796
Current portion of long-term debt	72,260	3,620

Total current liabilities	99,270	36,271
Long-term debt	560	70,020
Other liabilities	6,328	6,773
Shareholders’ equity:
Common stock	16,920	16,920
Additional paid-in capital	38,327	38,327
Retained deficit	(28,520)	(27,284)
Accumulated other comprehensive loss	(4,007)	(4,639)

Total shareholders’ equity	22,720	23,324

Total liabilities and shareholders’ equity	$128,878	$136,388

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	$59,427	$64,124	$152,147	$191,738
Cost of sales	52,925	56,457	137,913	174,006

Gross profit	6,502	7,667	14,234	17,732
Selling, general and administrative expense	3,069	3,007	8,805	9,113
Restructuring charges	—	23	—	12,946
Other expense (income)	39	14	79	(943)

Earnings (loss) before interest, income taxes and accounting change	3,394	4,623	5,350	(3,384)
Interest expense	2,456	2,969	7,403	9,096
Interest income	(2)	(25)	(19)	(91)

Earnings (loss) before income taxes and accounting change	940	1,679	(2,034)	(12,389)
Income taxes	257	—	(798)	(1,948)

Earnings (loss) before accounting change	683	1,679	(1,236)	(10,441)
Cumulative effect of accounting change	—	—	—	(14,358)

Net earnings (loss)	$683	$1,679	$(1,236)	$(24,799)

Weighted average shares outstanding (basic)	8,460	8,460	8,460	8,460

Per share (basic and diluted):
Earnings (loss) before accounting change	$0.08	$0.20	$(0.15)	$(1.23)
Cumulative effect of accounting change	—	—	—	(1.70)

Net earnings (loss)	$0.08	$0.20	$(0.15)	$(2.93)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	June 28,	June 29,
	2003	2002

Cash Flows From Operating Activities:
Net loss	$(1,236)	$(24,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	14,358
Depreciation and amortization	5,143	6,474
Loss on sale of assets	225	467
Restructuring charges	—	12,946
Deferred income taxes	(798)	771
Net changes in assets and liabilities:
Accounts receivable, net	(1,631)	5,572
Inventories	2,227	(377)
Accounts payable and accrued expenses	(5,241)	(10,590)
Other changes	3,695	(1,793)

Total adjustments	3,620	27,828

Net cash provided by operating activities	2,384	3,029

Cash Flows From Investing Activities:
Capital expenditures	(607)	(437)
Proceeds from sale of business	—	9,844
Proceeds from notes receivable	61	356
Proceeds from sale of property, plant and equipment	13	1,778

Net cash provided by (used for) investing activities	(533)	11,541

Cash Flows From Financing Activities:
Proceeds from long-term debt	9,400	4,500
Principal payments on long-term debt	(10,220)	(20,790)
Other	(400)	1,067

Net cash used for financing activities	(1,220)	(15,223)

Net increase (decrease) in cash	631	(653)
Cash and cash equivalents at beginning of period	310	962

Cash and cash equivalents at end of period	$941	$309

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$6,527	$7,815

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

(2) Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” gains and losses from extinguishments of debt are to be classified as extraordinary items only if they meet the criteria specified in Accounting Principles Board (“APB”) Opinion No. 30. This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 during the first quarter of fiscal 2003, which did not have a material impact on its results of operations or financial position.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” providing entities with alternative transition methods should they elect to change to the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123. As amended by SFAS No. 148, SFAS No.

123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately.

     As allowed under SFAS No. 123, the Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted for the three months and nine months ended June 28, 2003 and June 29, 2002, respectively, were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

     If the Company accounted for stock-based compensation using the fair market value recognition provisions of SFAS No. 123, the net earnings (loss) and basic and diluted net earnings (loss) per share would have changed to the pro forma amounts indicated below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
(Amounts in thousands, except per share data)	2003	2002	2003	2002

Net earnings (loss) — as reported	$683	$1,679	$(1,236)	$(24,799)
Additional compensation cost based on fair value recognition, net of tax	(35)	(81)	51	(274)

Net earnings (loss) — pro forma	$648	$1,598	$(1,185)	$(25,073)

Basic net earnings (loss) per share — as reported	$0.08	$0.20	$(0.15)	$(2.93)
Basic net earnings (loss) per share — pro forma	0.08	0.19	(0.14)	(2.96)
Diluted net earnings (loss) per share — as reported	0.08	0.20	(0.15)	(2.93)
Diluted net earnings (loss) per share — pro forma	0.08	0.19	(0.14)	(2.96)

     The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Expected life (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.4%	4.6%	2.4%	4.5%
Expected volatility	1.10	1.00	1.10	1.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, requiring that an issuer classify instruments that are within its scope as liabilities (or assets in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this statement, but does not expect that its adoption will have a material impact on its financial statements.

(3) Restructuring Charges

     In the prior year quarter, the Company recorded restructuring charges amounting to $23,000, which consisted of a loss on the sale of certain assets associated with its industrial wire business less a reduction in the reserves that were previously recorded related to its exit from the galvanized strand business. In May 2002, the Company sold certain assets related to its industrial wire business for net proceeds of $10.2 million, subject to a final purchase price adjustment, and recorded a loss on the sale of $360,000. Also during the prior year quarter, the Company determined that certain of the reserves that were previously established in connection with its May 2001 exit from the galvanized strand business exceeded the estimated remaining closure-related costs to be incurred. Accordingly, the Company recorded a $337,000 reduction in the reserve balances and a corresponding benefit to restructuring charges.

     In the prior year nine-month period, the Company recorded restructuring charges totaling $12.9 million related to its exit from certain product lines. The Company exited the bulk and collated nail business with the closure of the nail manufacturing operations located in Andrews, South Carolina and disposed of most of the nail-related assets. Additionally, the Company disposed of certain of the remaining assets of the galvanized strand business, which the Company had previously exited in May 2001. The restructuring charges consisted of: (1) losses on the sale of certain assets associated with the Company’s nail business and write-downs in the carrying value of the remaining assets to be disposed of totaling $5.7 million; (2) estimated costs related to the closure of the Company’s nail operations amounting to $225,000; (3) losses on the sale of certain assets associated with the Company’s galvanized strand business and write-downs in the carrying value of the remaining assets to be disposed of totaling $2.9 million; (4) an impairment loss on the long-lived assets associated with the industrial wire business amounting to $4.0 million; and (5) separation costs totaling $121,000 associated with selling and administrative staffing reductions. Approximately $11.7 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $1.2 million were cash charges associated with the closure of the nail business and the selling and administrative staffing reductions.

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

(4) Goodwill and Intangible Assets

     The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as of September 30, 2001, the first day of fiscal 2002. In accordance with this statement, the Company no longer amortizes goodwill and intangible assets which have indefinite lives. SFAS No. 142 requires that the Company assess goodwill and certain intangible assets with indefinite useful lives for impairment upon adoption and at least annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year.

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

     Based on the impairment testing, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, in the prior year nine-month period as the cumulative effect of a change in accounting principle to write off the entire goodwill balance associated with FWC as of the beginning of fiscal year 2002.

(5) Deferred Tax Asset

     The Company has recorded the following amounts for deferred tax assets on its consolidated balance sheet as of June 28, 2003, a current deferred tax asset of $2.2 million in prepaid expenses and other, and a noncurrent deferred tax asset of $5.1 million (net of valuation allowance of $7.5 million) in other assets. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. GAAP require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the loss incurred for fiscal year 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances. No adjustments to the valuation allowance have been recorded during fiscal 2003.

(6) Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $11.7 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of June 28, 2003, interest rates on the credit facility were as follows: 6.50% on the revolver and 8.00% on the term loans. In addition, a commitment fee is payable on the unused portion of the revolving credit facility and a utilization fee is payable on the $11.7 million term loan.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At June 28, 2003, approximately $6.7 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of June 28, 2003. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of June 28, 2003, the fair value of the swap agreements was ($4.6 million) and was recorded in other liabilities on the Company’s consolidated balance sheet.

(7) Stock Option Plans

     In order to enable employees to acquire or increase their holdings of the Company’s common stock and to promote a closer identification of their interests with those of the Company and its shareholders, on November 12, 2002, the Board of Directors approved a one-time exchange program under the 1994 Employee Stock Option Plan. Under the terms of the exchange, participants that elected to surrender eligible options prior to December 9, 2002 were issued one option for every three options surrendered on June 13, 2003. The new options were issued at an exercise price equal to the market price of the Company’s stock on the grant date. Pursuant to the exchange program, 535,000 options with an average exercise price of $5.58 per share were surrendered on or prior to December 9, 2002 and 178,000 options with an average exercise price of $0.65 per share were issued on June 13, 2003. The Company’s Chief Executive Officer, Chairman, and all of its Directors elected not to participate in the exchange program.

(8) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
(Amounts in thousands, except per share data)	2003	2002	2003	2002

Earnings (loss) before accounting change	$683	$1,679	$(1,236)	$(10,441)
Cumulative effect of accounting change	—	—	—	(14,358)

Net earnings (loss)	$683	$1,679	$(1,236)	$(24,799)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,460	8,460	8,460	8,460
Dilutive effect of stock options	198	84	—	—

Weighted average shares outstanding (diluted)	8,658	8,544	8,460	8,460

Per share (basic and diluted):
Earnings (loss) before accounting change	$0.08	$0.20	$(0.15)	$(1.23)
Cumulative effect of accounting change	—	—	—	(1.70)

Net earnings (loss)	$0.08	$0.20	$(0.15)	$(2.93)

     Options to purchase 566,000 shares and 1,116,000 shares for the three months ended June 28, 2003 and June 29, 2002, respectively, were antidilutive and were not included in the diluted EPS computation. Options to purchase 686,000 shares and 1,156,000 shares for the nine months ended June 28, 2003 and June 29, 2002, respectively, were antidilutive and were not included in the diluted EPS computation.

(9) Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three months and nine months ended June 28, 2003 and June 29, 2002, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
(Amounts in thousands)	2003	2002	2003	2002

Net earnings (loss)	$683	$1,679	$(1,236)	$(24,799)
Change in fair market value of financial instruments	252	(602)	632	345

Total comprehensive income (loss)	$935	$1,077	$(604)	$(24,454)

     The change in the accumulated other comprehensive loss for the nine months ended June 28, 2003 is as follows:

(Amounts in thousands)
Balance, September 28, 2002	$(4,639)
Change in fair market value of financial instruments	632

Balance, June 28, 2003 (Unaudited)	$(4,007)

(10) Other Financial Data

     Balance sheet information:

	(Unaudited) June 28,	September 28,
(Amounts in thousands)	2003	2002

Accounts receivable, net:
Accounts receivable	$32,529	$30,931
Less allowance for doubtful accounts	(1,000)	(1,033)

Total	$31,529	$29,898

Inventories:
Raw materials	$11,473	$14,637
Supplies	441	682
Work in process	1,122	1,047
Finished goods	17,390	16,287

Total	$30,426	$32,653

Other assets:
Noncurrent deferred tax asset, net	$5,117	$5,508
Cash surrender value of life insurance policies	2,230	2,179
Assets held for sale	1,842	1,821
Capitalized financing costs, net	756	1,651
Other	946	1,092

Total	$10,891	$12,251

Property, plant and equipment, net:
Land and land improvements	$5,037	$5,031
Buildings	31,518	31,413
Machinery and equipment	61,551	63,387
Construction in progress	1,242	1,078

	99,348	100,909
Less accumulated depreciation	(47,526)	(45,464)

Total	$51,822	$55,445

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

Results of Operations

Statements of Operations – Selected Data
($ in thousands)

	Three Months Ended			Nine Months Ended

	June 28,		June 29,	June 28,		June 29,
	2003	Change	2002	2003	Change	2002

Net sales	$59,427	(7%)	$64,124	$152,147	(21%)	$191,738
Gross profit	6,502	(15%)	7,667	14,234	(20%)	17,732
Percentage of net sales	10.9%		12.0%	9.4%		9.2%
Selling, general and administrative expense	$3,069	2%	$3,007	$8,805	(3%)	$9,113
Percentage of net sales	5.2%		4.7%	5.8%		4.8%
Restructuring charges	$—	(100%)	$23	$—	(100%)	$12,946
Other expense (income)	39	179%	14	79	N/M	(943)
Earnings (loss) before interest, income taxes and accounting change	$3,394	(27%)	$4,623	$5,350	N/M	$(3,384)
Percentage of net sales	5.7%		7.2%	3.5%		(1.8%)
Interest expense	$2,456	(17%)	$2,969	$7,403	(19%)	$9,096
Percentage of net sales	4.1%		4.6%	4.9%		4.7%
Effective income tax rate	27.3%		0.0%	39.2%		15.7%
Earnings (loss) before accounting change	$683	(59%)	$1,679	$(1,236)	N/M	$(10,441)
Cumulative effect of accounting change	—	—	—	—	(100%)	(14,358)
Net earnings (loss)	683	(59%)	1,679	(1,236)	N/M	(24,799)

N/M = Not meaningful

Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002

Net Sales

     Net sales for the quarter decreased 7% to $59.4 million from $64.1 million in the same year-ago period primarily due to the elimination of revenues resulting from the Company’s exit from certain segments of the industrial wire business. On a comparable basis, excluding the $5.6 million of revenues from these discontinued product lines, sales increased 1% from the year-ago period.

     Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) increased 1% from the year-ago quarter, increasing to 89% of consolidated sales from 81%. Demand for concrete reinforcing products was unfavorably impacted by the reduced level of nonresidential construction activity together with the unfavorable weather conditions and related project delays in many of the Company’s markets. Pricing pressure for welded wire fabric remained intense during the quarter. PC strand pricing increased during the quarter due to the favorable impact of dumping and countervailing duty cases that were filed by a group of domestic PC strand producers, including the Company, on January 31, 2003. Sales of industrial wire products (tire bead wire and other industrial wire), excluding the $5.6 million of revenues from segments that the Company has exited, rose 8% from the year-ago quarter, increasing to 11% of consolidated sales from 10%. Sales of the product lines that the Company has exited represented 9% of consolidated sales in the year-ago quarter. The changes in the Company’s product mix were primarily due to its exit from certain segments of the industrial wire business in the prior year together with increased sales of complementary wire products for specialized applications in the current year.

Gross Profit

     Gross profit declined 15% to $6.5 million, or 10.9% of net sales in the quarter compared with $7.7 million, or 12.0% of net sales in the same year-ago period. The decrease in gross profit was largely driven by the compression in spreads between average selling prices and raw material costs in certain product lines together with the unfavorable impact of reduced schedules and downtime on the operating costs of the Company’s manufacturing facilities.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) increased 2% to $3.1 million, or 5.2% of net sales in the quarter from $3.0 million, or 4.7% of net sales in the same year-ago period primarily due to higher selling expenses for concrete reinforcing products associated with the development of the Company’s engineered structural mesh business together with higher legal fees related to the dumping and countervailing duty cases that are being pursued with respect to PC strand.

Restructuring Charges

     In the prior year quarter, the Company recorded restructuring charges amounting to $23,000 consisting of a $360,000 loss on the sale of certain assets associated with the Company’s industrial wire business less a $337,000 reduction in the reserves that were previously recorded related to its exit from the galvanized strand business

Earnings Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change for the quarter was $3.4 million compared to $4.6 million in the same year-ago period.

Interest Expense

     Interest expense for the quarter decreased $513,000, or 17%, to $2.5 million from $3.0 million in the same year-ago period. The decrease was primarily due to lower average borrowing levels on the Company’s senior secured credit facility ($590,000) and reduced amortization of capitalized financing costs ($156,000), partially offset by higher average interest rates ($233,000).

Income Taxes

     The effective income tax rate increased to 27.3% in the quarter from 0.0% in the same year-ago period due to the Company operating profitably in the current year quarter in comparison to the prior year loss for the nine-month period together with the decreasing impact of permanent book — tax differences.

Net Earnings

     The Company’s net earnings for the quarter were $683,000, or 8 cents per share compared to $1.7 million, or 20 cents per share, in the same year-ago period.

First Nine Months of Fiscal 2003 Compared With First Nine Months of Fiscal 2002

Net Sales

     Net sales for the first nine months of fiscal year 2003 decreased 21% to $152.1 million from $191.7 million in the same year-ago period primarily due to the elimination of revenues from the product lines that the Company has exited, including certain segments of the industrial wire business and the nail business, together with lower sales of concrete reinforcing products. On a comparable basis, excluding the $32.1 million of revenues from these discontinued product lines, sales declined 5% from the same year-ago period.

     Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 7% from the year-ago period, but rose to 86% of consolidated sales from 73%. Demand for the Company’s concrete reinforcing products was unfavorably impacted by the reduced level of nonresidential construction activity together with the unfavorable weather conditions and related project delays in many of the Company’s markets. Pricing pressure for PC strand and standard styles of welded wire fabric remained intense during the period. Sales of industrial wire products (tire bead wire and other industrial wire), excluding the $32.1 million of revenues from segments that the Company has exited, rose 17% from the year-ago period, increasing to 14% of consolidated sales from 9%. Sales of the product lines that the Company has exited represented 18% of consolidated sales in the year-ago period. The changes in the Company’s product mix were primarily due to its exit from certain segments of the industrial wire and the nail business in the prior year together with increased sales of complementary wire products for specialized applications in the current year.

Gross Profit

     Gross profit declined 20% to $14.2 million, or 9.4% of net sales for the first nine months of fiscal 2003 compared with $17.7 million, or 9.2% of net sales in the same year-ago period. The decrease in gross profit was largely driven by the reduction in sales and compression in spreads between average selling prices and raw material costs in certain product lines together with the unfavorable impact of reduced schedules and downtime on the operating costs of the Company’s manufacturing facilities.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) fell 3% to $8.8 million, or 5.8% of net sales for the first nine months of fiscal 2003 from $9.1 million, or 4.8% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to the elimination of the selling and administrative costs which supported the product lines the Company has exited as well as the savings generated from previously implemented cost reduction measures. These reductions were partially offset by higher selling expenses for concrete reinforcing products associated with the development of the Company’s engineered structural mesh business together with higher legal fees related to the dumping and countervailing duty cases that are being pursued with respect to PC strand.

Restructuring Charges

     In the prior year period, the Company recorded restructuring charges totaling $12.9 million for losses on the sale of assets associated with the nail and galvanized strand businesses, write-downs in the carrying value of the remaining assets to be disposed of, closure costs associated with the nail business and a portion of the industrial wire business, an impairment loss on certain of the long-lived assets of the industrial wire business, and separation costs associated with other selling and administrative staffing reductions. Approximately $11.7 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $1.2 million were cash charges associated with the sale of the industrial wire and nail businesses and employee separation costs.

Other Expense (Income)

     In the prior year period, the Company recorded a $1.0 million gain on an insurance settlement related to a property damage and business interruption claim for an accident that occurred at the Fredericksburg, Virginia facility in August 1999.

Earnings (Loss) Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change for the first nine months of fiscal 2003 was $5.4 million compared with a loss of $3.4 million in the same year-ago period. On a comparable basis, excluding restructuring charges and the gain on an insurance settlement in the prior year period, the Company’s earnings before interest, income taxes and accounting change was $8.5 million.

Interest Expense

     Interest expense for the first nine months of fiscal 2003 decreased $1.7 million, or 19%, to $7.4 million from $9.1 million in the same year-ago period. The decrease was primarily due to lower average borrowing levels on the Company’s senior secured credit facility ($1.9 million) and reduced amortization of capitalized financing costs ($339,000), partially offset by higher average interest rates ($539,000).

Income Taxes

     The Company’s effective income tax rate increased to 39.2% for the first nine months of fiscal 2003 compared to 15.7% in the same year-ago period due to the decreasing impact of permanent book — tax differences in the current year together with the $7.5 million valuation allowance that was recorded in the prior year period.

Net Loss

     The Company’s net loss for the first nine months of fiscal 2003 was $1.2 million, or 15 cents per share compared to $24.8 million, or $2.93 per share, in the same year-ago period. The prior year net loss reflects a $14.4 million, or $1.70 per share, non-cash goodwill impairment charge that was recorded in connection with the Company’s adoption of SFAS No. 142, restructuring charges totaling $12.9 million (pre-tax) and a $1.0 million pre-tax gain on an insurance settlement. The year-ago loss before the accounting change was $10.4 million, or $1.23 per share.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Nine Months Ended

	June 28,	June 29,
	2003	2002

Net cash provided by operating activities	$2,384	$3,029
Net cash provided by (used for) investing activities	(533)	11,541
Net cash used for financing activities	(1,220)	(15,223)
Total long-term debt	72,820	84,415
Percentage of total capital	76%	77%
Shareholders’ equity	$22,720	$25,610
Percentage of total capital	24%	23%
Total capital (total long-term debt + shareholders’ equity)	$95,540	$110,025

Cash Flow Analysis

     Operating activities provided $2.4 million of cash for the first nine months of fiscal 2003 compared to $3.0 million in the same year-ago period. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $4.6 million in the current year compared to $5.4 million in the same year-ago period. Depreciation and amortization declined by $1.3 million, or 21%, compared to the prior year primarily due to the sale of certain assets of the industrial wire and nail businesses and lower amortization expense associated with capitalized financing costs. The cash provided for the prior year reflects a $14.4 million non-cash accounting change and $12.9 million of restructuring charges. Other changes for the current year reflects the receipt of a $3.0 million federal tax refund during the first fiscal quarter.

     Investing activities used $533,000 of cash for the first nine months of fiscal 2003 while providing $11.5 million in the same year-ago period. The cash provided in the prior year reflects $9.8 million of proceeds from the sale of assets principally related to the industrial wire business and the nail business. The Company expects that capital expenditures will remain at reduced levels in 2003 in comparison to the recent historical levels prior to 2001 in connection with its debt reduction efforts and consistent with the limitations imposed under the terms of its amended credit facility.

     Financing activities used $1.2 million of cash for the first nine months of fiscal 2003 compared to $15.2 million in the same year-ago period. The reduction in the financing requirements was due to the proceeds received from the sale of the assets associated with the industrial wire business and the nail business in the prior year, which was used to pay down debt on the Company’s credit facility. Principal payments for the current year reflects the application of a $3.0 million federal tax refund that was received during the first fiscal quarter, which was used to pay down term debt on the credit facility.

     The Company’s total debt to capital ratio decreased to 76% at June 28, 2003 from 77% at June 29, 2002 primarily due to the $11.6 million reduction in long-term debt.

Credit Facilities

     The Company has a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $11.7 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of June 28, 2003, interest rates on the credit facility were as follows: 6.50% on the revolver and 8.00% on the term loans. In addition, a commitment fee is payable on the unused portion of the revolving credit facility and a utilization fee is payable on the $11.7 million term loan.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At June 28, 2003, approximately $6.7 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of June 28, 2003. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of June 28, 2003, the fair value of the swap agreements was ($4.6 million) and was recorded in other liabilities on the Company’s consolidated balance sheet.

Trade Actions — PC Strand

     On January 31, 2003, the Company together with a coalition of U.S. producers of PC strand filed petitions with the U.S. International Trade Commission (“ITC”) alleging that imports from five countries have injured the domestic PC strand industry. The petitions allege that imports of PC strand from Brazil, India, Korea, Thailand and Mexico were being “dumped” or sold in the U.S. at a lower price than in their home markets and that imports from India were also receiving subsidies from the government of India. The petitioners alleged anti-dumping margins of up to 122 percent, and in the case of India, countervailing duty margins. On March 17, 2003, the ITC reached a preliminary determination that the imports had injured the domestic industry and forwarded the trade actions to the U.S. Department of Commerce (“DOC”) for its review. On July 11, 2003, the DOC announced preliminary anti-dumping duties ranging from 12 percent up to 119 percent on imports of PC strand from the named countries. Final anti-dumping duties will be announced in September or November of 2003 and become effective if the ITC determines that the domestic industry was being injured by the imports. During the interim period, the Customs Service will require U.S. importers to post a bond or cash deposit for the amount of the preliminary duties on all shipments of PC strand from the named countries.

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

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Based on the Company’s interest rate exposure and floating rate debt levels as of June 28, 2003, and considering the effect of the interest rate swap, a 100 basis point change in interest rates would have an estimated $212,000 impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of June 28, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on February 25, 2003. The meeting involved the election of three directors, each to serve for three-year terms expiring at the 2006 Annual Meeting of Shareholders. No other matters were acted upon at the Annual Meeting. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management’s nominees as listed below, and all nominees were elected.

     Results of matters voted on were as follows:

Nominee For Term Expiring in 2006	Votes For	Votes Withheld

H.O. Woltz III	6,566,158	785,277
Frances H. Johnson	7,236,827	114,608
Charles B. Newsome	7,238,927	112,508

Item 5. Controls and Procedures

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the

Company’s internal control over financial reporting during the quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

10.22.1	Change in Control Severance Agreement between the Company and H.O. Woltz III, dated May 20, 2003.

10.22.2	Change in Control Severance Agreement between the Company and Michael C. Gazmarian, dated May 20, 2003.

10.22.3	Change in Control Severance Agreement between the Company and Gary D. Kniskern, dated May 20, 2003.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

b.	Reports of Form 8-K

     On July 25, 2003, the Company filed a Report on Form 8-K with respect to information provided pursuant to Item 12 of Form 8-K, regarding the issuance of its July 25, 2003 press release announcing its financial results for the third fiscal quarter and nine months ended June 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.
Registrant

Date: August 12, 2003	By:	/s/ H.O. Woltz III

H.O. Woltz III
President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ Michael C. Gazmarian

Michael C. Gazmarian
Chief Financial Officer and Treasurer