Form 10-K
period 2003-09-27
INSTEEL INDUSTRIES INC
filed 2004-06-14
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 27, 2003

Commission File Number 1-9929

INSTEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0674867 (I.R.S. Employer Identification No.)

1373 Boggs Drive, Mount Airy, North Carolina 27030
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (336) 786-2141

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class

Common Stock (No Par Value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 29, 2003 was $4,641,244.

     The number of shares outstanding of the registrant’s common stock as of June 11, 2004 was 8,602,492.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART I

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “anticipates,” “expects,” “plans” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and the Company can provide no assurances that such plans, intentions or expectations will be achieved. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements speak only to the respective dates on which such statements are made and the Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they would include, but are not limited to, the following:

•	general economic and competitive conditions in the markets in which the Company operates;

•	the cyclical nature of the steel industry;

•	changes in U.S. or foreign trade policy affecting steel imports or exports;

•	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

•	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

•	interest rate volatility;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties; and

•	continuing escalation in medical costs that affect employee benefit expenses.

Risks Related to the Company’s Business

The Company’s business is seasonal and cyclical where prolonged economic declines could have a material adverse effect on its financial performance.

     Demand for most of the Company’s products is both seasonal and cyclical and sensitive to general economic conditions. The Company’s concrete reinforcing products are used for a broad range of commercial, residential and infrastructure construction applications. Demand in these markets is driven by the level of construction activity, which generally is highest in the third and fourth quarters of its fiscal year when weather conditions are conducive to construction activity. As a result of the seasonal nature of the construction industry, sales and profitability generally are lower in the first and second fiscal quarters.

     The Company’s industrial wire products are used in the manufacture of tires and other industrial applications where the seasonal changes are not as pronounced as they are for concrete reinforcing products. However, demand for these products is cyclical based on general economic conditions in the markets served and the overall level of manufacturing activity. As a result, a prolonged slowdown in the economy or weakening market conditions for any of the industries that it serves could have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

Fluctuations in the cost and availability of the Company’s primary raw material from domestic and foreign suppliers may increase its production costs which it may not be able to pass through to its customers.

     The primary raw material used to manufacture the Company’s products is hot-rolled carbon steel wire rod, which is purchased from both domestic and foreign suppliers. During 2003, imported wire rod represented approximately 33% of the Company’s total wire rod purchases compared with 45% in 2002. Demand for hot-rolled steel wire rod in the U.S. contracted between 2000 and the first half of 2003. Beginning during the last half of 2003, however, demand began to recover and that recovery has continued into 2004. Wire rod prices have risen sharply since July 2003 due to reductions in domestic capacity related to mill closures, the impact on pricing of the lower value of the U.S. dollar, and anti-dumping duties imposed in 2002 by the U.S. Department of Commerce on seven wire rod producing countries. While favorable market conditions have enabled the Company to raise its selling prices to recover higher wire rod cost, there can be no assurance that future cost increases could be recovered. In addition, the lower value of the dollar has made the U. S. market less desirable to certain offshore suppliers which when combined with the reduction in domestic wire rod capacity has led to spot shortages of material. The Company has lost production time at certain of its facilities due to delayed deliveries of offshore purchases and the inability to backfill its requirements through replacement orders with domestic suppliers. The Company expects to experience intermittent raw material related production outages through the balance of the year.

Unexpected equipment failures or operational interruptions may lead to curtailments in production or shutdowns.

     If the Company were to experience operational interruptions for any reason, it would be negatively impacted by increased production costs as well as reduced sales and earnings. In addition to equipment failures, the Company’s manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. The manufacturing processes depend on critical pieces of equipment, which may be out of service on occasion because of unanticipated failures. In the future, any such equipment failures could subject the Company to material plant shutdowns or periods of reduced production. Furthermore, any operational interruptions may require capital expenditures to remedy the situation, which could have a negative effect on the Company’s profitability and cash flows. Although the Company maintains business interruption insurance, any recoveries for such claims could potentially be insufficient to offset the lost revenues or increased costs that may be experienced. In addition to the revenue losses, which may be recoverable under the policy, longer-term business disruption could result in a loss of customers. If this were to occur, future sales, profitability and cash flow could be adversely affected.

The Company’s production costs may increase should commodity prices continue to rise because it does not hedge its exposure to price fluctuations for its raw materials.

     The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices, including prices of hot-rolled carbon steel wire rod. Historically, the Company has typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. However, the recent tightening of supply in the rod market together with the rising costs of rod producers has resulted in increased price volatility. In some instances, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments. Because the Company generally does not hedge against price fluctuations, it may be forced to purchase wire rod at higher than anticipated prices. Although changes in its wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which the Company is unable to fully recover increased rod costs through higher selling prices, which would reduce gross profit and cash flow from operations.

The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause its annual debt service obligations to increase significantly.

     All of the Company’s debt obligations under its senior secured credit facility are at variable rates of interest which exposes it to interest rate risk. In connection with the refinancing of its senior secured credit facility in June 2004, the Company terminated certain interest rate swap agreements which were entered as required under the terms of its previous credit facility to reduce the future impact of interest rate fluctuations on earnings and cash flows. Because the Company has not entered into interest rate hedging instruments relating to its refinanced credit facility, if interest rates rise, the increased interest expense on its variable rate indebtedness would decrease earnings and cash flow.

The Company could have difficulty meeting its funding requirements for debt service, capital investment and maintenance expenditures if there was a substantial downturn in its financial performance.

     As of September 27, 2003, the Company had approximately $70.3 million of long-term debt, consisting of approximately $69.5 million outstanding under its senior secured credit facility and $840,000 outstanding under its industrial revenue refunding bonds. On June 3, 2004, the Company refinanced its senior secured credit facility by closing on a new $82.0 million senior secured credit facility consisting of a $60.0 million revolver, a $17.0 million term loan and a $5.0 million term loan with one lender which matures in 2008. The Company’s operations are capital intensive and require substantial recurring expenditures for routine maintenance of its equipment and facilities. Although the Company expects the cash requirements for its business needs to be financed by internally generated funds or from borrowings under the new credit facility, it cannot provide any assurances this will be the case.

The Company’s ability and the ability of some of its subsidiaries to engage in some business transactions may be limited by the terms of its debt.

     The Company’s new senior secured credit facility contains a number of financial covenants requiring it to meet certain financial ratios and financial condition tests, as well as other covenants that restrict or limit its ability to:

•	incur additional debt;

•	pay dividends on, redeem or repurchase capital stock;

•	allow its subsidiaries to issue new stock to any person other than itself or any of its other subsidiaries;

•	make investments;

•	incur or permit to exist liens;

•	enter into transactions with affiliates;

•	guarantee the debt of other entities, including joint ventures;

•	merge or consolidate or otherwise combine with another company; and

•	transfer or sell its assets.

     The Company’s ability to borrow under its credit facility will depend upon its ability to comply with these covenants and borrowing base requirements. The Company’s ability to meet these covenants and requirements may be affected by events beyond its control which may result in the inability to meet these obligations. The Company’s failure to comply with these covenants and requirements could result in an event of default under its credit facility that, if not cured or waived, could terminate its ability to borrow further, permit acceleration of the relevant debt and permit foreclosure on any collateral granted as security under its credit facility.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

     The Company’s businesses are subject to numerous federal, state and local laws and regulations relating to the protection of the environment that could result in substantially increased capital, operating and compliance costs. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.

The Company’s production and earnings could be significantly reduced by strikes or work stoppages by its unionized employees.

     As of September 27, 2003, the Company employed 677 people, of which approximately 68 were union members (approximately 61 employees at its Wilmington, Delaware facility and 7 employees at its Jacksonville, Florida facility). The Company has collective bargaining agreements in place with each union, which expire in November 2006 for the Wilmington facility and April 2005 for the Jacksonville facility. Although the Company believes that its current relations with the labor unions and its unionized employees are satisfactory, any strikes or work stoppages organized by the unions, particularly the union representing certain employees at its Wilmington facility, could reduce production and negatively affect its profitability.

The Company’s operating costs and earnings could be negatively impacted by the continued escalation in medical costs.

     Although the Company has implemented a number of measures to offset the impact of the ongoing escalation in medical costs, there can be no assurance that such actions will be effective going forward. Continued increases in medical costs could potentially be substantial enough to significantly increase the Company’s operating costs and reduce its earnings.

Anti-takeover provisions in the Company’s organizational documents and North Carolina law make any change in control more difficult. This could have an adverse affect on the price of the Company’s common stock.

     The Company’s articles of incorporation and bylaws contain provisions that may delay or prevent a change in control,

may discourage bids at a premium over the market price of its common stock and may have an adverse affect on the market price of its common stock as well as the voting and other rights of the holders of its common stock. These provisions include:

•	the division of its Board of Directors into three classes servicing staggered three-year terms;

•	prohibiting its shareholders from calling a special meeting of shareholders;

•	the ability to issue additional shares of its common stock preferred stock without shareholder approval;

•	the existence of a rights agreement, or “poison pill,” that results in the dilution of the value of its common stock held by a potential acquirer and forces any acquirer to negotiate the potential acquisition of the Company with its Board of Directors;

•	prohibiting its shareholders from amending its articles of incorporation or bylaws except with 66 2/3% shareholder approval; and

•	advance notice requirements for raising matters of business or making nominations at shareholder meetings.

Risks Related to Its Common Stock

Shareholder’s ability to sell shares of the Company’s common stock may be limited.

     In February 2004, the Company’s common stock ceased trading on the OTC Bulletin Board (the “OTCBB”) and began trading on the Pink Sheets because of its noncompliance with the OTCBB’s filing requirement which requires that an issuer’s filings with the SEC are current (subject to a 30-day grace period). The OTCBB and the Pink Sheets are thinly traded markets and as a result, the shareholder may not receive pricing and order execution similar to that received if the Company’s common stock were traded on other securities exchanges. Because trading activity in its common stock is thin and shares of its common stock may at times be illiquid; the Company’s common stock is subject to significant price fluctuations based upon the trading activity of its shareholders. The Company anticipates that its common stock will resume trading on the OTCBB following the filing of this report together with its Form 10-Qs for the periods ended December 27, 2003 and March 27, 2004. However, continued listing on the OTCBB requires market-maker sponsorship and there can be no assurance that its common stock will continue to be traded or that liquidity for its common stock will not be adversely affected.

The Company may not pay dividends for the foreseeable future.

     In November 2000, the Company suspended its quarterly cash dividend in connection with the terms of a covenant waiver with its lenders under its senior secured credit facility. Under the terms of its new credit facility the Company is currently prohibited from paying dividends and it does not anticipate doing so in the near future. The payment of any future dividends, to the extent permitted under the terms of the credit facility, will be at the discretion of its board of directors after taking into account various factors, including its financial condition, operating results, cash needs, and expansion plans. In addition, the terms of the Company’s new senior secured credit facility restrict its ability to pay dividends or make any distributions or payments with respect to its capital stock. Accordingly, investors must rely on sales of their common stock after price appreciation (which may never occur) as the only way to realize income on their investment.

Item 1. Business

General

     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of wire products. Insteel is the parent holding company for a wholly-owned operating subsidiary, Insteel Wire Products Company (“IWP”), which manufactures and markets concrete reinforcing products, including welded wire fabric (“WWF”) and prestressed strand (“PC Strand”), and industrial wire products, including tire bead and other industrial wire products for a broad range of construction and industrial applications. Insteel’s business strategy is focused on achieving leadership positions in its markets and operating as the lowest cost producer. The Company pursues growth opportunities in existing or related product lines sold to the same customers that leverage off of its infrastructure and core competencies in the manufacture and marketing of wire products.

Internet Access to Company Information

     Additional information about the Company and its filings with the U.S. Securities and Exchange Commission (“SEC”) are available on the Company’s web site at www.insteel.com. The information available on the Company’s web site is not part of this report and shall not be deemed incorporated into any of its SEC filings.

Products

     Concrete Reinforcing Products. The Company’s concrete reinforcing products consist of welded wire fabric and prestressed concrete strand (“PC strand”).

     Welded wire fabric (“WWF”) is produced as either a commodity or a specially engineered reinforcing product for use in infrastructure, residential, and commercial construction. Insteel produces a full range of WWF products, including pipe mesh, building mesh and engineered structural mesh (“ESM”). Pipe mesh is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. Building mesh is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and a variety of slab-on-grade applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures serving as a replacement for rebar. For 2003, WWF sales represented 52% of the Company’s consolidated net sales.

     PC strand is a high carbon seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either prestressed or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. For 2003, PC strand sales represented 35% of the Company’s consolidated net sales.

     Industrial Wire Products. In addition to its concrete reinforcing products, the Company also produces tire bead wire and other industrial wire.

     Tire bead wire is a bronze-plated steel wire that is used by tire manufacturers to reinforce the inside diameter of a tire and hold the tire to the wheel. The bronze coating serves to provide the product with rubber adhesion properties, which is critical to its application. For 2003, tire bead wire sales represented 11% of the Company’s consolidated net sales.

     Other industrial wire is specialty small diameter wire sold as an intermediate product to manufacturers for a broad range of industrial and commercial applications. Industrial wire is produced to customer specifications based upon the specific requirements of their manufacturing processes and the end use of the finished product. Product attributes vary with the specific application and can include intermediate heat-treating as well as stringent dimensional tolerance specifications and mechanical properties. For 2003, industrial wire sales represented 2% of the Company’s consolidated net sales.

Marketing and Distribution

     Insteel markets its products through sales representatives that are employees of the Company and a sales agent. The Company’s sales force is organized by product line and trained in the technical applications of its products. The Company’s products are sold directly to users as well as through numerous wholesalers and distributors located nationwide as well as into Canada, Mexico, and Central and South America.

     Insteel delivers its products primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and scheduling requirements.

Customers

     The Company sells its products to a broad range of customers including manufacturers, distributors and wholesalers. There were no customers that represented 10% or more of the Company’s net sales in 2003, 2002 or 2001.

Product Warranties

     The Company’s products are used in applications, which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination, or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company does not maintain a reserve for warranties due to immateriality. The Company maintains product liability insurance coverage to minimize its exposure to such risks.

Seasonality and Cyclicality

     The Company’s concrete reinforcing products are used for a broad range of nonresidential, infrastructure and residential construction applications. Demand in these markets is both seasonal and cyclical, driven by the level of construction activity, which significantly impacts the sales and profitability of the Company. From a seasonal standpoint, the highest level of sales within the year typically occurs when weather conditions are the most conducive to construction activity. As a result, sales and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. Demand for the Company’s concrete reinforcing products was adversely impacted in 2001 and 2002 by the decline in spending for commercial and industrial construction. In addition, a new domestic entrant into the PC strand market in 2001 negatively impacted PC strand margins.

     The Company’s tire bead wire and industrial wire products are used in the manufacture of tires and for a broad range of other industrial applications. Demand for these products tends to be cyclical based on changes in general economic conditions, sales of new vehicles as well as replacement tires, and the overall level of manufacturing activity. As a result, seasonality in demand does not tend to be as pronounced as it is for concrete reinforcing products.

Raw Materials

     The primary raw material used to manufacture Insteel’s products is hot-rolled carbon steel wire rod, which the Company purchases from both domestic and foreign suppliers. Wire rod can generally be characterized as a commodity-type product. The Company purchases several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties, and metallurgical characteristics that are required for its various end products. In spite of recent reductions in supply, the Company believes that alternative sources of wire rod are available in sufficient quantities to meet its requirements.

     Pricing for wire rod tends to fluctuate with domestic market conditions as well as the global economic environment. Domestic demand for wire rod exceeds domestic production, and as such, imports of wire rod are essential to provide adequate supply to U.S. consumers of wire rod. In recent years, the Company has relied on imported wire rod to satisfy between 20% and 45% of its total requirements. During 2003, imported wire rod represented approximately 33% of the Company’s total wire rod purchases compared with 45% in 2002. The Company believes that the substantial volume and desirable mix of products represented by its wire rod requirements makes it an attractive customer to suppliers thereby providing it with the opportunity to purchase rod at more favorable pricing relative to its competitors. As the Company’s purchases are dollar denominated, there are no exchange rate risks.

     In recent years, trade actions initiated by domestic rod producers have impacted the balance of supply and demand in the market as well as pricing. In January 1999, domestic rod producers initiated a Section 201 filing with the U.S. International Trade Commission (“ITC”) alleging that rising import levels had resulted in serious injury to the domestic industry. In response to the ITC’s report, in February 2000, President Clinton announced import relief for the domestic industry in the form of a “tariff-rate-quota” (“TRQ”), under which imported rod would be subject to duties once the imported quantities exceeded certain levels. The TRQ framework that was implemented provided for a gradual increase in the annual tonnage that may enter the domestic market each year as well as a gradual reduction in the applicable tariff for imports in excess of the quota. In November 2001, President Bush amended the terms of the TRQ by changing the administration of the quota system to a regional approach from the previous worldwide structure. In addition, administrative changes were made intended to balance the entry of imported material into the market. For the final year of the quota program, which was March 2002 to February 2003, the duty rate for imports in excess of the quota decreased to 5.0% from 7.5%.

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

     In 2002, demand for wire rod in the United States was curtailed by the continued weakness in economic conditions. In spite of the reduced demand, wire rod prices rose primarily due to the decreasing supply of foreign rod resulting from trade restrictions as well as reductions in domestic capacity related to mill closures. Although alternative sources of foreign rod were available to meet the Company’s requirements, prices increased as a result of the uncertainty caused by the pending anti-dumping and countervailing duty cases. In 2003, demand for wire rod remained at depressed levels due to the continuation of weak economic conditions. Additional reductions in domestic capacity, including the closure of a major rod mill that was previously one of the Company’s primary suppliers, significantly curtailed the domestic supply alternatives available to wire rod consumers. Prices escalated due to the combined impact of the decrease in domestic supply and the reduced availability of rod from foreign countries that were subject to the anti-dumping and countervailing duty orders. Additionally, the weakening in the value of the dollar made the domestic market less attractive to foreign producers and drove import prices higher.

     Selling prices for the Company’s products tend to move closely with changes in rod prices - typically within a three-month period - although the timing varies based on market conditions and competitive factors. The balance of supply and demand in the Company’s markets for its finished products determines whether its margins expand or contract during periods of rising or falling wire rod prices. Depending upon the relative strength of demand, the Company can be negatively impacted when rod prices are rising if it is unable to pass through offsetting increases in selling prices to its customers while the contrary holds true when raw material costs are falling.

     During the recent rapid rise in wire rod costs, the Company adopted a pricing policy with respect to its wire products to consider replacement costs of wire rod rather than inventory costs. The rapidly increasing cost environment together with the Company’s modified pricing policy favorably impacted its profit margins beginning in January 2004.

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

Employees

     As of September 27, 2003, the Company employed 677 people. The Company has a collective bargaining agreement with a labor union at its Wilmington, Delaware facility, which expired in November 2003. Following the expiration of the agreement, the union members elected to continue working without a contract until April 2004, when the Company and the union agreed to a new labor contract that expires in November 2006. Approximately 61 employees at the Wilmington plant are union members. The Company also has a collective bargaining agreement in effect for 7 remaining employees at its Jacksonville, Florida facility, which expired in April 2004 and was replaced by a new contract that is effective through April 2005. The Company believes that its relations with the labor unions and its employees are satisfactory.

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

Executive Officers of the Company

     The executive officers of the Company are as follows:

Name	Age	Position with the Company
Howard O. Woltz, Jr.	79	Chairman of the Board and a Director
H.O. Woltz III	47	President, Chief Executive Officer and a Director
Michael C. Gazmarian	44	Chief Financial Officer and Treasurer
Gary D. Kniskern	58	Vice President – Administration and Secretary

     Howard O. Woltz, Jr., has been a Director and Chairman of the Board since 1958 and has served in various capacities for more than 50 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc., a publicly held manufacturer of knit apparel and fabrics, for more than 35 years prior to its acquisition in 1988 by Russell Corporation.

     H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in 1991 and has served in various capacities for more than 25 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and also serves as President of IWP. Mr. Woltz serves on the Executive Committee of the Company’s Board of Directors.

     Michael C. Gazmarian joined Insteel as Chief Financial Officer and was elected Treasurer in 1994. He had been with Guardian Industries Corp., a privately held glass manufacturer, since 1986, serving in various financial capacities.

     Gary D. Kniskern was elected Vice President - Administration in 1994 and has served in various capacities for more than 23 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979.

     The executive officers listed above were elected by the Board of Directors at its annual meeting held February 25, 2003 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for July 20, 2004.

Item 2. Properties.

     Insteel’s corporate headquarters and Insteel Wire Products’ sales and administrative offices are located in Mount Airy, North Carolina. The Company operates seven manufacturing facilities located in Dayton, Texas; Fredericksburg, Virginia; Gallatin, Tennessee; Hickman, Kentucky; Mount Airy, North Carolina; Sanderson, Florida; and Wilmington, Delaware. In connection with its exits from certain businesses, the Company is pursuing a sale of idle facilities located in Jacksonville, Florida, Brunswick, Georgia and Andrews, South Carolina.

     The Company owns all of its real estate, all of which is pledged as security under long-term financing agreements. The Company believes that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company’s manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products.

Item 3. Legal Proceedings.

     At the time of the Company’s acquisition of Florida Wire and Cable, Inc. (“FWC”), FWC was a party to a Rod Supply Agreement (the “Agreement”) with its then parent, GS Industries, Inc. (“GSI”) which was to remain in effect through its termination date of December 31, 2004. The Agreement required FWC to purchase and GSI to supply 80% of FWC’s requirement for certain grades of wire rod subject to a minimum purchase and supply quantity of 99,000 tons per year and a maximum purchase and supply quantity of 150,000 tons per year. On October 1, 2002, FWC was merged into IWP.

     In February 2001, GSI and certain of its subsidiaries, including Georgetown Steel Corporation, filed for bankruptcy protection. During GSI’s bankruptcy proceeding, the Agreement was assigned to Georgetown Steel Corporation. Georgetown Steel Corporation emerged from bankruptcy in July 2002 as Georgetown Steel Company LLC (“GSC”). In October 2003, GSC

filed for bankruptcy protection and permanently discontinued operations at its steel mill.

     Following the closure of its steel mill, GSC breached the terms of the Agreement by failing to supply wire rod to the Company and the Company was forced to cover its requirements in the open market at prices in excess of the prices as defined in the Agreement. Due to its immediate need for raw materials, the Company incurred substantial excess costs in covering its wire rod requirements for the first quarter of fiscal 2004. In response, the Company elected to defer the payment of the outstanding balances owed to GSC pending a settlement for the recovery of the excess costs it had incurred.

     On December 4, 2003 GSC filed suit against the Company in United States Bankruptcy Court for the District of South Carolina seeking payment by the Company of its pre-petition obligation to GSC (approximately $4.9 million) and alleging that (i) the Agreement had been disregarded by the parties and was not effective, (ii) the Company wrongfully withheld payments for material that was not subject to the terms of the Agreement, and (iii) the Company wrongfully withheld payments for material that it claimed was defective. The Company answered the complaint on January 9, 2004. On April 22, 2004, the Company and GSC agreed to a settlement which resulted in a $0.8 million gain ($1.1 million settlement offset by $0.3 million rod claim) for the Company that will be recorded in other income in the third quarter of fiscal 2004. Under the terms of the agreement, the Company will pay GSC the amount of $3.8 million over a period of six months ending in October 2004.

     Other than as noted above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is a subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters.

     In January 2002, the Company was notified by the New York Stock Exchange (“NYSE”) that it would initiate procedures to suspend trading and delist the common stock of the Company in view of the fact that it had fallen below the following NYSE continued listing standards: (1) average global market capitalization over a consecutive 30 trading-day period less than $15.0 million, and (2) average closing price of the Company’s common stock less than $1.00 over a consecutive 30 trading-day period. In February 2002, the Company’s common stock began trading on the OTC bulletin board (“OTCBB”). In February 2004, the Company’s common stock ceased trading on the OTCBB and began trading on the Pink Sheets (www.pinksheets.com) under the symbol “IIIN” due to the Company’s noncompliance with the OTCBB’s filing requirement which requires that an issuer’s filings with the U.S. Securities and Exchange Commission (“SEC”) are current (subject to a 30-day grace period). The Company anticipates that its common stock will resume trading on the OTCBB following the filing of this report together with its Form 10-Qs for the periods ended December 27, 2003 and March 27, 2004. The Company continues to be subject to all applicable periodic reporting requirements of the SEC.

     At June 7, 2004, there were 1,601 shareholders of record. For information regarding the Company’s stock price and dividend history, see “Item 8(b) - Supplementary Data” in this report.

     In November 2000, the Company suspended its quarterly cash dividend in connection with the terms of a covenant waiver with its senior lenders under its credit facility. Pursuant to the restrictions of its new credit facility, the Company is subject to limitations on the payment of dividends (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities”) and it does not intend to pay cash dividends in the foreseeable future.

     In April 1999, the Company’s Board of Directors adopted a Rights Agreement between the Company and First Union National Bank, as Rights Agent. In connection with adopting the Rights Agreement, the Company declared a dividend of one right per share of the Company’s common stock to shareholders of record as of May 17, 1999. Generally, the Rights Agreement provides that one right will attach to each share of the Company’s common stock issued after that date. Each right entitles the registered holder to purchase from the Company on certain dates described in the Rights Agreement one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock. For more information regarding the Company’s Rights Agreement, see Note 17 under “Item 8(a) - Financial Statements” in this report.

Equity Compensation Plan Information
Year Ended September 27, 2003
(In thousands, except exercise price amounts)

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options,	future issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	1,164	$2.58	522
Equity compensation plans not approved by security holders related to a non-qualified stock option grant to one Director	20	$7.88	—

Total	1,184	$2.67	522

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	September 27,	September 28,	September 29,	September 30,	October 2,
	2003	2002	2001	2000	1999
Net sales	$212,125	$251,034	$299,798	$315,285	$270,992
Restructuring charges	—	12,978	28,299	—	—
Earnings (loss) before accounting change	6,722	(11,364)	(23,754)	2,121	9,986
Net earnings (loss)	6,722	(25,722)	(23,754)	2,121	9,986
Earnings (loss) per share before accounting change (basic)	0.79	(1.34)	(2.81)	0.25	1.18
Earnings (loss) per share before accounting change (diluted)	0.78	(1.34)	(2.81)	0.25	1.18
Net earnings (loss) per share (basic)	0.79	(1.34)	(2.81)	0.25	1.18
Net earnings (loss) per share (diluted)	0.78	(1.34)	(2.81)	0.25	1.18
Cash dividends per share	—	—	—	0.24	0.24
Total assets	132,930	136,388	196,553	245,688	167,356
Total debt	70,293	73,640	100,705	105,000	46,817
Shareholders’ equity	31,272	23,324	50,064	77,439	77,329

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The Company’s financial statements have been prepared in accordance with accounting policies generally accepted in the United States. The Company’s discussion and analysis of its financial condition and results of operations are based on these financial statements. The preparation of the Company’s financial statements requires the application of these accounting policies in addition to certain estimates and judgments by the Company’s management. The Company’s estimates and judgments are based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.

     The following critical accounting policies are used in the preparation of the financial statements:

     Revenue recognition and credit risk. The Company recognizes revenue from product sales when the product is shipped and risk of loss and title has passed to the customer. Substantially all of the Company’s accounts receivable are due from customers that are located in the U.S. and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. There is no disproportionate concentration of credit risk.

     Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to change significantly, adjustments to the allowances may be required. While the Company believes its recorded trade receivables will be collected, in the event of default in payment of a trade receivable, the Company would follow normal collection procedures.

     Excess and obsolete inventory reserves. The Company writes down the carrying value of its inventory for estimated obsolescence to reflect the lower of the cost of the inventory or its estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions for the Company’s wire products are substantially different than those projected by management, adjustments to these reserves may be required.

     Valuation allowances for deferred income tax assets. The Company has recorded valuation allowances related to a portion of its deferred income tax assets for which it cannot support the presumption that expected realization meets a “more likely than not” criteria. If the timing or amount of future taxable income is different than management’s current estimates, adjustments to the valuation allowances may be necessary.

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

     Recent accounting pronouncements. In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement replaced certain aspects of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the basic provisions from both SFAS No. 121 and APB No. 30 but incorporates changes to improve financial reporting and comparability among entities. The Company adopted the provisions of SFAS No. 144 during the first quarter of fiscal 2003, which did not have a material impact on its results of operations or financial position.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” providing entities with alternative transition methods should they elect to change to the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new annual disclosure requirements have been applied in fiscal 2003 and will be applied in interim disclosures beginning with the first quarter of fiscal 2004.

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

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

     Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, is effective no later than the end of the second quarter of 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not identified any significant variable interests that would have a material impact on its financial statements upon adoption of FIN 46 at the end of the second quarter of fiscal 2004.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, requiring that an issuer classify instruments that are within its scope as liabilities (or assets in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial statements.

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)

	Year Ended
	September 27,		September 28,		September 29,
	2003	Change	2002	Change	2001
Net sales	$212,125	(15%)	$251,034	(16%)	$299,798
Gross profit	21,287	(12%)	24,084	13%	21,291
Percentage of net sales	10.0%		9.6%		7.1%
Selling, general and administrative expense	$11,334	(2%)	$11,560	(33%)	$17,145
Percentage of net sales	5.3%		4.6%		5.7%
Restructuring charges	$—	N/M	$12,978	N/M	$28,299
Other expense (income)	7	N/M	(797)	N/M	(436)
Earnings (loss) before interest, income taxes and accounting change	9,946	N/M	343	N/M	(23,717)
Interest expense	10,077	(15%)	11,815	(20%)	14,767
Percentage of net sales	4.8%		4.7%		4.9%
Effective income tax rate	N/M		0.1%		37.7%
Cumulative effect of accounting change	$—	N/M	$(14,358)	—	$—
Net earnings (loss)	6,722	N/M	(25,722)	N/M	(23,754)
Percentage of net sales	3.2%		(10.2%)		(7.9%)

“N/M” = not meaningful

2003 Compared with 2002

Net Sales

     Net sales decreased 15% to $212.1 million in 2003 from $251.0 million in 2002 primarily due to the elimination of revenues from the product lines that the Company has exited, including certain segments of the industrial wire business and the nail business, together with lower sales of concrete reinforcing products. On a comparable basis, excluding the revenues from the discontinued product lines, sales decreased 3%. Shipments for the year decreased 20% while average selling prices rose 5% from the prior year levels. Excluding the discontinued product lines, shipments fell 7% while average selling prices rose 4%.

     Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 5% from a year ago, but rose to 87% of consolidated sales from 77%. Demand for the Company’s concrete reinforcing products was unfavorably impacted by the reduced level of nonresidential construction activity. Pricing pressure for standard styles of welded wire fabric remained intense during the period. Sales of industrial wire products (tire bead wire and other industrial wire excluding revenues from the industrial wire and nail businesses that the Company has exited) rose 10% from the prior year, increasing to 13% of consolidated sales from 10%. Sales of the product lines that the Company has exited represented 13% of consolidated sales in 2002. The changes in product mix were primarily due to increased sales of industrial wire products and reduced sales of concrete reinforcing products in the current year together with the impact of the Company’s exit from certain segments of the industrial wire business and the nail business in the prior year.

Gross Profit

     Gross profit decreased 12% to $21.3 million, or 10.0% of net sales in 2003 from $24.1 million, or 9.6% of net sales in 2002. The decrease in gross profit was largely driven by the reduction in sales and compression in spreads between average selling prices and raw material costs in certain product lines together with the unfavorable impact of reduced schedules and downtime on the operating costs of the Company’s manufacturing facilities.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) decreased 2% to $11.3 million, or 5.3% of net sales in 2003 from $11.6 million, or 4.6% of net sales in 2002. The decrease in SG&A expense was primarily due to the elimination of selling and administration costs associated with the product lines that the Company exited as well as the savings generated from previously implemented cost reduction measures. These decreases were partially offset by legal fees related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers, including the Company, against certain countries exporting into the U.S. markets and higher selling expenses in support of the development of the Company’s engineered structural mesh business.

Restructuring Charges

     In 2002, the Company recorded restructuring charges totaling $13.0 million for losses on the sale of certain assets associated with the Company’s nail business and write-downs in the carrying value of the remaining assets to be disposed of ($5.0 million), estimated costs related to the closure of the Company’s nail operations ($854,000), losses on the sale of certain assets associated with the Company’s galvanized strand business and write-downs in the carrying value of the remaining assets to be disposed of ($3.1 million), an impairment loss on the long-lived assets and closure reserves associated with the industrial wire business ($4.3 million) and separation costs associated with other selling and administration staffing reductions ($114,000). These charges were partially offset by the benefit from a $361,000 reduction in the reserves that were previously recorded related to the Company’s exit from the galvanized strand business. Approximately $11.4 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $1.6 million were cash charges associated with the sale of the industrial wire and nail businesses and employee separation costs.

Other Expense (Income)

     Other expense was $7,000 in 2003 compared with other income of $797,000 in 2002. In 2002, the Company recorded a $1.0 million gain in other income in connection with an insurance settlement, which was partially offset by $215,000 of other expense. The insurance settlement was related to a property damage and business interruption claim resulting from an accident that occurred at the Fredericksburg, Virginia facility in August 1999.

Earnings Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change was $9.9 million in 2003 compared with $343,000 in 2002. Excluding restructuring charges and the gain on an insurance settlement in the prior year, the Company’s earnings before interest, income taxes and accounting change was $12.3 million.

Interest Expense

     Interest expense decreased $1.7 million, or 15%, to $10.1 million in 2003 from $11.8 million in 2002. The decrease was primarily due to reductions in the average borrowing levels on the Company’s senior secured credit facility ($2.3 million) and amortization expense associated with capitalized financing costs ($216,000), partially offset by higher average interest rates ($786,000).

Income Taxes

     The Company’s effective income tax rate increased substantially in 2003 due to a reduction of the valuation allowance on deferred income tax assets from $7.5 million to $1.3 million. The reduction in the valuation allowance was due to management’s determination that the realization of certain net operating loss carryforwards was more likely than not in view of the taxable income generated during fiscal 2004 but prior to this Filing. This reduction accounts for $6.2 million of the $6.8 million benefit for income taxes that was recorded in 2003. Due to the near breakeven pre-tax earnings of the Company (a pre-tax loss of $112,000), the changes in the valuation were amplified in the calculation of the effective income tax rates. The Company anticipates that the rate will return to historical levels near 38% when it has taxable income.

Cumulative Effect of Accounting Change

     In 2002, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, for the cumulative effect of an accounting change. During the second quarter of fiscal 2002, the Company completed the testing of the goodwill associated with Florida Wire and Cable, Inc. (“FWC”), required in connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 effective September 30, 2001, the first day of fiscal year 2002. Based on the results of the testing, the Company determined that goodwill had been impaired and that a charge should be recorded as of the date of adoption at the beginning of fiscal 2002. Following the adoption of SFAS No. 142, no goodwill amortization was recorded in 2003 or 2002 (see Note 4 to Consolidated Financial Statements – Goodwill and Intangible Assets in Item 8 below).

Net Earnings (Loss)

     The Company’s net earnings for 2003 were $6.7 million, or $0.79 per share, compared to a loss of $25.7 million, or $3.04 per share, in 2002.

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

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) fell 33% to $11.6 million, or 4.6% of net sales in 2002 from $17.1 million, or 5.7% of net sales in 2001. The decrease in SG&A expense was primarily related to the elimination of selling and administration costs associated with the product lines that the Company has exited as well as the savings generated from previously implemented cost reduction measures. In addition, $863,000 of the decrease resulted from the elimination of goodwill amortization expense in 2002 in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 142.

Restructuring Charges

     The Company recorded restructuring charges totaling $13.0 million in 2002 for losses on the sale of certain assets associated with the Company’s nail business and write-downs in the carrying value of the remaining assets to be disposed of ($5.0 million), estimated costs related to the closure of the Company’s nail operations ($854,000), losses on the sale of certain assets associated with the Company’s galvanized strand business and write-downs in the carrying value of the remaining assets to be disposed of ($3.1 million), an impairment loss on the long-lived assets and closure reserves associated with the industrial wire business ($4.3 million) and separation costs associated with other selling and administration staffing reductions ($114,000). These charges were partially offset by the benefit from a $361,000 reduction in the reserves that were previously recorded related to the Company’s exit from the galvanized strand business. Approximately $11.4 million of the restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $1.6 million were cash charges associated with the sale of the industrial wire and nail businesses and employee separation costs.

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

Other Income

     Other income rose to $797,000 in 2002 from $436,000 in 2001. In 2002, the Company recorded a $1.0 million gain in other income in connection with an insurance settlement, which was partially offset by $215,000 of other expense. The insurance settlement was related to a property damage and business interruption claim resulting from an accident that occurred at the Fredericksburg, Virginia facility in August 1999.

     In 2001, the Company recorded a $622,000 gain in other income in connection with the sale of assets associated with its galvanized strand and nail businesses, which was partially offset by $185,000 of other expense.

Earnings (Loss) Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change was $343,000 in 2002 compared with a loss before interest, income taxes and accounting change of $23.7 million in 2001.

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

Cumulative Effect of Accounting Change

     In 2002, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, for the cumulative effect of an accounting change. During the second quarter of fiscal 2002, the Company completed the testing of the goodwill associated with Florida Wire and Cable, Inc. (“FWC”), required in connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 effective September 30, 2001, the first day of fiscal year 2002. Based on the results of the testing, the Company determined that goodwill had been impaired and that a charge should be recorded as of the date of adoption at the beginning of the current fiscal year. In accordance with generally accepted accounting principles, the Company’s 2001 results reflect charges for the amortization of goodwill of $863,000. Following the adoption of SFAS No. 142, no goodwill amortization was recorded in 2002 (see Note 4 to Consolidated Financial Statements – Goodwill and Intangible Assets in Item 8 below).

Net Earnings (Loss)

     The Company’s net loss for 2002 increased to $25.7 million, or $3.04 per share, from $23.8 million, or $2.81 per share, in 2001. Excluding the cumulative effect of an accounting change, the loss in 2002 was $11.4 million, or $1.34 per share.

Liquidity and Capital Resources

Selected Financial Data
(Dollars in thousands)

	Year Ended
	September 27,	September 28,	September 29,
	2003	2002	2001
Net cash provided by (used for) operating activities	$3,763	$7,845	$(1,456)
Net cash provided by (used for) investing activities	(716)	18,168	5,981
Net cash used for financing activities	(3,047)	(26,665)	(6,543)
Working capital	41,354	32,421	42,411
Total debt	70,293	73,640	100,705
Percentage of total capital	69%	76%	67%
Shareholders’ equity	$31,272	$23,324	$50,064
Percentage of total capital	31%	24%	33%
Total capital	$101,565	$96,964	$150,769

Cash Flow Analysis

     Operating activities provided $3.8 million of cash in 2003 compared to $7.8 million in 2002 while using $1.5 million in 2001. The decrease in 2003 was primarily due to the decline in the Company’s financial performance (after adjusting for the non-cash accounting change ($14.4 million) and restructuring charges ($13.0 million) in the prior year), the increase in the cash used for working capital, and the reduction in depreciation and amortization. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $5.2 million in 2003 compared to $4.0 million in 2002. Depreciation and amortization declined by $1.3 million, or 16%, compared to the prior year primarily due to the sale of certain assets of the industrial wire and nail businesses in 2002 together with lower amortization expense associated with capitalized financing costs. In 2003, the amount recorded for other changes reflects the receipt of a $3.0 million federal tax refund.

     Investing activities used $716,000 of cash in 2003 while providing $18.2 million of cash in 2002 and $6.0 million in 2001. The cash provided in 2002 was principally related to the $16.4 million of proceeds generated from the sale of the South Carolina industrial wire business, the Company’s investment in Structural Reinforcing Products and certain assets of the Company’s galvanized strand and nail businesses. In 2001, the cash provided included $8.1 million of proceeds from the sale of certain assets of the Company’s galvanized strand and nail businesses. Capital expenditures amounted to $1.0 million, $528,000 and $2.3 million in 2003, 2002 and 2001, respectively. The decreases in capital expenditures were primarily related to the curtailment of the Company’s capital outlays in connection with its debt reduction efforts. The Company expects that capital expenditures will remain at reduced levels in 2004 in comparison to the recent historical levels prior to 2001.

     Financing activities used $3.0 million, $26.7 million and $6.5 million of cash in 2003, 2002 and 2001, respectively. The reduction in financing requirements in 2003, 2002 and 2001 was primarily related to the Company’s debt reduction efforts. In 2003, principal payments reflect the application of a $3.0 million federal tax refund, which was used to pay down term debt on the credit facility.

     The Company’s total debt to capital ratio decreased to 69% at September 27, 2003 compared with 76% at September 28, 2002 and 67% at September 29, 2001. The decrease was due to the combined impact of a $3.3 million net reduction in debt and a $7.9 million increase in shareholders’ equity in the current year. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its working capital and capital expenditure requirements.

Credit Facilities

Previous Facility

     As of September 27, 2003, the Company had a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $10.3 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of September 27, 2003, interest rates on the credit facility were as follows: 7% on the revolver and 8% on the term loans. In addition, a commitment fee is payable on the unused portion of the revolving credit facility and a utilization fee is payable on the $10.3 million term loan.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At September 27, 2003, approximately $6.5 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of September 27, 2003. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. The amount of hedge ineffectiveness associated with these agreements was not material for the years ended September 27, 2003, September 28, 2002, or September 29, 2001. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” The fair value of the swap agreements was ($4.1 million) as of September 27, 2003, ($5.6 million) as of September 28, 2002 and ($5.0 million) as of September 29, 2001and was recorded in other liabilities on the Company’s consolidated balance sheet. As discussed below in Item 7A., these interest rate swap agreements were terminated in May 2004.

New Facility

     In March 2004, the Company reached preliminary agreements with new lenders for the refinancing of its senior secured credit facility. In order to facilitate the anticipated refinancing, the Company’s existing lenders agreed to an extension in the maturity date of the current credit facility from March 31, 2004 to May 17, 2004 and a subsequent extension from May 17, 2004 to June 4, 2004. On June 3, 2004, the Company entered into a new $82.0 million senior secured debt facility with one lender, consisting of a $60.0 million revolver, a $17.0 million Term Loan A and a $5.0 million Term Loan B, which has a four-year term maturing on June 2, 2008. Proceeds from the financing were used to pay off the Company’s existing credit facility (approximately $62.4 million outstanding as of the closing date) and will support its working capital, capital expenditure and general corporate requirements going forward. The credit facility is secured by all of the Company’s assets.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 3, 2004, approximately $42.2 million was outstanding on the revolver and excess availability was $10.9 million. The Term Loan A amortizes over 47 months, beginning on July 1, 2004, at $283,000 per month with the remaining principal balance due on June 2, 2008. The Term Loan B does not amortize and the entire principal balance is due in a single payment on June 2, 2008.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. Interest rates on the Term Loan B are based upon the higher of the prime rate or 0.50% plus the federal funds rate plus an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A, and 7.00% for the base rate on Term Loan B. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% - 1.75% for the base rate and 2.50% - 3.25% for the LIBOR rate on the revolver, 1.50% - 2.25% for the base rate and 3.00% - 3.75% for the LIBOR rate on Term Loan A, and 5.00% - 7.00% for the base rate on Term Loan B. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties, including that a Material Adverse Change (as defined in the Credit Agreement) has not occurred with respect to the Company.

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the 12-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. The Company is also required to have consolidated EBITDA equal to at least $15.0 million for the quarter ending June 26, 2004.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things:

•	engage in certain business combinations or divestitures;

•	make capital expenditures;

•	make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans;

•	incur or assume indebtedness;

•	issue securities;

•	enter into certain transactions with affiliates of the Company; or

•	permit liens to encumber the Company’s property and assets.

     The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and not more than $7.0 million for each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period.

     Events of Default

     Under the terms of the credit facility, an event of default will occur with respect to the Company upon the occurrence of, among other things:

•	a default or breach by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts due in excess of $500,000 under such other agreement;

•	certain payment defaults by the Company or any of its subsidiaries in excess of $500,000

•	certain events of bankruptcy or insolvency with respect to the Company;

•	an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or

•	a change of control of the Company.

Off Balance Sheet Arrangements

     The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, that have or are reasonably likely to have a material current or future impact on its financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Aggregate Contractual Obligations

     The Company’s aggregate contractual obligations are as follows:

Payments Due by Period
(in thousands)

		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt obligations	$66,315	$2,663	$10,760	$52,892	$—
Operating lease obligations	1,561	552	533	32	444

Total	$67,876	$3,215	$11,293	$52,924	$444

     These aggregate maturities represent amounts due under the new facility. The difference between the total of these amounts and long-term debt reflected on the accompanying balance sheet at September 27, 2003 is due to payments of $4.0 million made by the Company related to the previous revolving credit facility prior to the closing of the new facility on June 3, 2004. The current portion of long-term debt reflected on the accompanying balance sheet at September 27, 2003 represents principal payments made related to the old facility during fiscal 2004 and scheduled principal payments to be made on the new facility during fiscal 2004

Outlook

     The Company believes that a gradual recovery in nonresidential construction spending from the depressed levels of recent years will lead to increased demand for its concrete reinforcing products. Additionally, limited supplies of wire rod, the Company’s primary raw material, have caused the Company, and many of its competitors, to adjust their product offerings and the relative availability of products based upon profitability. The recovery of demand and the Company’s more favorable cost structure together with rapidly rising costs of raw materials and changes in its selling practices have caused margins to expand significantly in fiscal 2004. The Company’s ability to continue to pass through higher raw material costs in its markets will be dependent on the competitive environment and the willingness of other producers to accept lower margins to retain volume at the expense of profitability. In the event that it is unsuccessful in recovering higher costs in its markets, the Company’s financial performance would be negatively impacted as a result of the compression in gross margin.

     The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s engineered structural mesh business as well as other niche products and these efforts will be intensified in fiscal 2004. The Company anticipates that these actions together with the disposal of excess assets will facilitate further reductions in debt and favorably impact its financial performance for fiscal 2004 (see “Cautionary Note Regarding Forward-Looking Statements”).

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

Commodity Prices

     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot-rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers and denominated in U.S. dollars. Historically the Company has typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. The recent tightening of supply in the rod market together with the rising costs of rod producers has resulted in increased price volatility. In some instances, rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis. The Company’s ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, and other trade actions. Although changes in wire rod costs and the Company’s selling prices tend to be correlated, depending upon market conditions, there may be periods during which it is unable to fully recover increased rod costs through higher selling prices, which reduces its gross profit and cash flow from operations.

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Based on the Company’s interest rate exposure and floating rate debt levels as of September 27, 2003, and considering the effect of the interest rate swap, a 100 basis point change in interest rates would have an estimated $0.2 million impact on pre-tax earnings over a one-year period. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements in May 2004 for payments totaling $2.1 million.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of September 27, 2003.

Item 8. Financial Statements and Supplementary Data.

(a) Financial Statements

(b) Supplementary Data

     Selected quarterly financial data is as follows:

Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	December 28	March 29	June 28	September 27
2003
Operating results
Net sales	$46,797	$45,923	$59,427	$59,978
Gross profit	4,031	3,701	6,502	7,053
Net earnings (loss)	(763)	(1,156)	683	7,958
Per share data
Net earnings (loss) (basic)	(0.09)	(0.14)	0.08	0.94
Net earnings (loss) (diluted)	(0.09)	(0.14)	0.08	0.92
Stock prices
High	0.95	0.95	0.72	0.75
Low	0.52	0.70	0.62	0.55

	Quarter Ended
	December 29	March 30	June 29	September 28
2002
Operating results
Net sales	$62,714	$64,900	$64,124	$59,296
Gross profit	5,068	4,997	7,667	6,352
Restructuring charges	121	12,802	23	32
Earnings (loss) before accounting change	(389)	(11,731)	1,679	(923)
Cumulative effect of accounting change	(14,358)	—	—	—
Net earnings (loss)	(14,747)	(11,731)	1,679	(923)
Per share data
Earnings (loss) before accounting change (basic and diluted)	(0.04)	(1.39)	0.20	(0.11)
Cumulative effect of accounting change (basic and diluted)	(1.70)	—	—	—
Net earnings (loss) (basic and diluted)	(1.74)	(1.39)	0.20	(0.11)
Stock prices
High	1.00	0.80	0.73	1.05
Low	0.49	0.27	0.51	0.50

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27,	September 28,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$310	$310
Accounts receivable, net	30,909	29,898
Inventories	30,259	32,653
Prepaid expenses and other	8,309	5,831

Total current assets	69,787	68,692
Property, plant and equipment, net	50,816	55,445
Other assets	12,327	12,251

Total assets	$132,930	$136,388

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$19,401	$23,855
Accrued expenses	6,369	8,796
Current portion of long-term debt	2,663	3,620

Total current liabilities	28,433	36,271
Long-term debt	67,630	70,020
Other liabilities	5,595	6,773
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	—	—
Common stock, $2 stated value Authorized shares: 20,000 Issued and outstanding shares: 8,460	16,920	16,920
Additional paid-in capital	38,327	38,327
Retained deficit	(20,562)	(27,284)
Accumulated other comprehensive loss	(3,413)	(4,639)

Total shareholders’ equity	31,272	23,324

Total liabilities and shareholders’ equity	$132,930	$136,388

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended
	September 27,	September 28,	September 29,
	2003	2002	2001
Net sales	$212,125	$251,034	$299,798
Cost of sales	190,838	226,950	278,507

Gross profit	21,287	24,084	21,291
Selling, general and administrative expense	11,334	11,560	17,145
Restructuring charges	—	12,978	28,299
Other expense (income)	7	(797)	(436)

Earnings (loss) before interest, income taxes and accounting change	9,946	343	(23,717)
Interest expense	10,077	11,815	14,767
Interest income	(19)	(92)	(366)

Loss before income taxes and accounting change	(112)	(11,380)	(38,118)
Income taxes	(6,834)	(16)	(14,364)

Earnings (loss) before accounting change	6,722	(11,364)	(23,754)
Cumulative effect of accounting change	—	(14,358)	—

Net earnings (loss)	$6,722	$(25,722)	$(23,754)

Per share (basic):
Earnings (loss) before accounting change	$0.79	$(1.34)	$(2.81)
Cumulative effect of accounting change	—	(1.70)	—

Net earnings (loss) per share	$0.79	$(3.04)	$(2.81)

Per share (diluted):
Earnings (loss) before accounting change	$0.78	$(1.34)	$(2.81)
Cumulative effect of accounting change	—	(1.70)	—

Net earnings (loss) per share	$0.78	$(3.04)	$(2.81)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Year Ended
	September 27,	September 28,	September 29,
	2003	2002	2001
Common stock:
Balance, beginning and end of year	$16,920	$16,920	$16,920

Additional paid-in capital:
Balance, beginning and end of year	$38,327	$38,327	$38,327

Retained earnings (deficit):
Balance, beginning of year	$(27,284)	$(1,562)	$22,192
Net earnings (loss)	6,722	(25,722)	(23,754)

Balance, end of year	$(20,562)	$(27,284)	$(1,562)

Accumulated other comprehensive loss:
Balance, beginning of year	$(4,639)	$(3,621)	$—
Change in fair market value of financial instruments	958	(375)	(3,106)
Recognition of additional pension plan liability	268	(643)	(515)

Balance, end of year	$(3,413)	$(4,639)	$(3,621)

Total shareholders’ equity	$31,272	$23,324	$50,064

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	September 27,	September 28,	September 29,
	2003	2002	2001
Cash Flows From Operating Activities:
Net earnings (loss)	$6,722	$(25,722)	$(23,754)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities (net of effect of acquisitions and divestitures)
Cumulative effect of accounting change	—	14,358	—
Depreciation and amortization	7,056	8,351	13,000
Loss (gain) on sale of assets	106	306	(67)
Restructuring charges	—	12,978	28,299
Deferred income taxes	(6,834)	(16)	(11,379)
Net changes in assets and liabilities:
Accounts receivable, net	(1,011)	5,647	557
Inventories	2,394	(1,165)	12,534
Accounts payable and accrued expenses	(6,748)	(8,478)	(11,497)
Other changes	2,078	1,586	(9,149)

Total adjustments	(2,959)	33,567	22,298

Net cash provided by (used for) operating activities	3,763	7,845	(1,456)

Cash Flows From Investing Activities:
Capital expenditures	(962)	(528)	(2,257)
Proceeds from sale of businesses	—	16,448	8,078
Proceeds from (issuance of) notes receivable	62	471	(442)
Proceeds from sale of property, plant and equipment	184	1,777	602

Net cash provided by (used for) investing activities	(716)	18,168	5,981

Cash Flows From Financing Activities:
Proceeds from long-term debt	10,400	5,000	81,100
Principal payments on long-term debt	(13,747)	(32,065)	(85,395)
Other	300	400	(2,248)

Net cash used for financing activities	(3,047)	(26,665)	(6,543)

Net decrease in cash and cash equivalens	—	(652)	(2,018)
Cash and cash equivalents at beginning of period	310	962	2,980

Cash and cash equivalents at end of period	$310	$310	$962

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$8,692	$9,390	$12,205
Income taxes	(2,975)	(2,736)	(1,738)

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

(1) Description of Business

     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of wire products. The Company’s wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), manufactures and markets concrete reinforcing and industrial wire products for a broad range of construction and industrial applications. The Company’s products are sold directly to users as well as through numerous wholesalers and distributors located nationwide as well as into Canada, Mexico, and Central and South America.

(2) Summary of Significant Accounting Policies

     Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2003, 2002 and 2001 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There is no assurance that actual results will not differ from these estimates.

     Cash equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Stock options. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Stock-Based Compensation,” the Company has continued to measure compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pro forma disclosures of net income are presented as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense for the periods required by the statement.

     The Company has elected to follow APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. APB No. 25 specifies that no compensation expense is recognized when the exercise price of the stock options equals the market value of the underlying stock at the grant date, as in the case of options granted under the Company’s plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” specifies the use of certain option valuation models to calculate estimated compensation expense to be reflected in pro forma net earnings and net earnings per share. The Company’s pro forma net earnings for year ended September 27, 2003 are greater than its reported earnings due to the cancellation of certain options. The Company’s pro forma information is as follows:

	Year Ended
	September 27,	September 28,	September 29,
(Amounts in thousands, except per share amounts)	2003	2002	2001
Net earnings (loss) - as reported	$6,722	$(25,722)	$(23,754)
Net earnings (loss) - pro forma	6,755	(26,066)	(24,107)
Basic net earnings (loss) per share - as reported	.79	(3.04)	(2.81)
Basic net earnings (loss) per share - pro forma	.80	(3.08)	(2.85)
Diluted net earnings (loss) per share - as reported	.78	(3.04)	(2.81)
Diluted net earnings (loss) per share - pro forma	.78	(3.08)	(2.85)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended
	September 27,	September 28,	September 29,
	2003	2002	2001
Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	2.4%	4.5%	5.1%
Expected volatility	1.10	1.00	0.85
Expected dividend yield	0.0%	0.0%	0.0%

     The weighted average estimated fair values of options granted during 2003, 2002 and 2001 were $0.54, $0.29 and $1.64 per share, respectively.

     Revenue recognition and credit risk. The Company recognizes revenue from product sales when the product is shipped and risk of loss and title has passed to the customer. Substantially all of the Company’s accounts receivable are due from customers that are located in the U.S and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. There is no disproportionate concentration of credit risk. The allowance for doubtful accounts balance was reduced in 2003 due to write-offs of fully reserved accounts.

     Inventories. Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

     Property, plant and equipment. Property, plant and equipment are stated at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; land improvements, 5 - 15 years. Depreciation expense was approximately $5.3 million, $6.3 million, and $9.2 million for the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2003, 2002 or 2001.

      Other assets. Other assets consist principally of non-current deferred tax assets, the cash surrender value of life insurance policies, assets held for sale and capitalized financing costs. Amortization of intangible assets is computed using the straight-line basis over the economic lives of the respective assets. Capitalized financing costs are amortized on a straight-line basis over the remaining term of the associated debt.

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

     Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying amount of long-term debt approximates its estimated fair value under the amended terms of the Company’s senior secured credit facility (see Note 5 – Credit Facilities).

     Income taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Recent accounting pronouncements. In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement replaced certain aspects of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the basic provisions from both SFAS No. 121 and APB No. 30 but incorporates changes to improve financial reporting and comparability among entities. The Company adopted the provisions of SFAS No. 144 during the first quarter of fiscal 2003, which did not have a material impact on its results of operations or financial position.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” providing entities with alternative transition methods should they elect to change to the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new annual disclosure requirements have been applied in fiscal 2003 and will be applied in interim disclosures beginning with the first quarter of fiscal 2004.

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

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, is effective no later than the end of the second quarter of 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not identified any significant variable interests that would have a material impact on its financial statements upon adoption of FIN 46 at the end of the second quarter of fiscal 2004.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, requiring that an issuer classify instruments that are within its scope as liabilities (or assets in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial statements.

     Reclassifications. Certain amounts within the accompanying consolidated statement of cash flows for the year ended September 29, 2001 have been revised to reflect the following reclassifications for consistency with the September 27, 2003 and September 28, 2002 presentation: (1) the reclassification of $3.2 million of cash and cash equivalents to accounts payable to more appropriately state bank overdrafts; and (2) the reclassification of $3.2 million from accounts receivable to prepaid expenses and other current assets ($4.1 million) and accrued expenses ($928,000) to more appropriately classify certain non-trade receivables and accruals for sales rebates to customers.

(3) Divestitures and Restructuring Charges

     Divestiture of investment in Structural Reinforcement Products. In July 2002, the Company sold its 25% ownership interest in Structural Reinforcement Products, Inc. (“SRP”), a manufacturer of welded wire fabric products, and liquidated other related investments, generating net proceeds of $6.6 million. The Company had accounted for its investment in SRP on an equity basis and, accordingly, reflected its proportionate share of SRP’s earnings in its consolidated earnings. The Company recorded an equity loss of $151,000 in 2002 and equity income of $160,000 in 2001 in other expense (income) on its consolidated statement of operations.

     Divestiture of industrial wire business. In May 2002, the Company sold certain assets related to its industrial wire business located in Andrews, South Carolina for net proceeds of $10.2 million. Sales of this business were $24.6 million in 2002 and $37.3 million in 2001. The loss on the sale of the business was immaterial.

     Divestiture of nail business. In January 2002, the Company exited the bulk and collated nail business with the closure of its nail manufacturing operations located in Andrews, South Carolina. The assets associated with the nail business were sold in March 2002 generating net proceeds of $1.6 million. Sales of this business were $7.5 million in 2002 and $24.3 million in 2001. The loss on the sale of the business was immaterial.

     Divestiture of galvanized strand business. In May 2001, the Company sold certain assets related to its galvanized strand business located in Jacksonville, Florida for $8.1 million and recorded a gain of $262,000 in other income on its consolidated statement of operations. Sales of this business were $14.6 million in 2001 and $10.6 million in 2000.

     Under the terms of the agreement, the Company agreed to continue to manufacture galvanized strand for the acquirer of the business through a transition period, which ended in October 2001. Following the completion of the transition period, the operations of the facility were ceased and the Company is pursuing a sale of the remaining assets.

     Restructuring charges. The Company recorded restructuring charges totaling $13.0 million in 2002 for losses on the sale of certain assets associated with the Company’s nail business and write-downs in the carrying value of the remaining assets to be disposed of ($5.0 million), estimated costs related to the closure of the Company’s nail operations ($854,000), losses on the sale of certain assets associated with the Company’s galvanized strand business and write-downs in the carrying value of the remaining assets to be disposed of ($3.1 million), an impairment loss on the long-lived assets and closure reserves associated with the industrial wire business ($4.3 million) and separation costs associated with other selling and administration staffing reductions ($114,000). These charges were partially offset by the benefit from a $361,000 reduction in the reserves that were previously recorded related to the Company’s exit from the galvanized strand business. Approximately $11.4 million of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restructuring charges were non-cash charges related to asset write-downs or losses on asset sales and the remaining $1.6 million were other charges associated with the sale of the industrial wire and nail businesses and employee separation costs.

     In 2001, the Company recorded non-cash restructuring charges totaling $28.3 million consisting of $26.2 million of impairment losses associated with the write-downs in the carrying values of the Company’s tire bead wire and galvanized strand manufacturing facilities, and $2.1 million for the estimated plant closure costs associated with the sale of its galvanized strand business. The $16.1 million impairment loss recorded on the tire bead wire facility was primarily related to unfavorable changes in the market that have occurred since the Company entered the business. The $10.1 million impairment loss recorded on the galvanized strand facility was due to the change in circumstances resulting from the sale of certain assets of the galvanized strand business and the planned closure and liquidation of the remaining assets of the facility.

     In determining the impairment losses, the Company considered historical performance and future estimated results in the evaluation of potential impairment. This analysis indicated that the carrying amount of the assets was not recoverable through the future undiscounted cash flows expected to result from the use of the assets.

     A reconciliation of the restructuring charge activity associated with the plant closure costs as of September 27, 2003 September 28, 2002, and September 29, 2001 is as follows:

	Year Ended September 27, 2003
	Reserve balance			Reserve balance
	at September 28,	Additional	Reserves	at September 27,
(Amounts in thousands)	2002	charges	utilized	2003
Severance and related employee benefit costs	$5	$—	$(5)	$—
Other costs	38	—	(38)	—

Total	$43	$—	$(43)	$—

	Year Ended September 28, 2002
	Reserve balance			Reserve balance
	at September 29,	Additional	Reserves	at September 28,
	2001	charges	utilized	2002
Severance and related employee benefit costs	$408	$199	$(602)	$5
Other costs	728	1,442	(2,132)	38

Total	$1,136	$1,641	$(2,734)	$43

	Year Ended September 29, 2001
	Reserve balance			Reserve balance
	at September 30,	Additional	Reserves	at September 28,
	2000	charges	utilized	2001
Severance and related employee benefit costs	$628	$—	$(220)	$408
Other costs	1,447	—	(719)	728

Total	$2,075	$—	$(939)	$1,136

(4) Goodwill and Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company no longer amortizes goodwill and intangibles, which have indefinite lives. SFAS No. 142 requires that the Company assess goodwill and certain intangible assets with indefinite useful lives for impairment upon adoption at the beginning of the fiscal year (September 30, 2001) and at least annually thereafter. The Company performed the initial impairment review required by SFAS No. 142 during the second quarter of fiscal year 2002 and determined that it will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Based on the impairment testing performed during the second quarter of fiscal 2002, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, as the cumulative effect of a change in accounting principle to write off the entire goodwill balance associated with FWC as of the beginning of the fiscal year. As a result, the Company has no goodwill recorded on its consolidated balance sheet as of September 27, 2003 or September 28, 2002.

     The Company’s fiscal 2001 results reflect goodwill amortization expense (pre-tax) of $936,000. A reconciliation of the previously reported fiscal 2001 results to pro forma amounts that reflect the elimination of goodwill amortization is presented below:

	Year Ended
	September 29, 2001
		Net loss per
		share (basic)
(In thousands except per share amounts)	Net loss	and diluted)
Net loss, as reported	$(23,754)	$(2.81)
Add back goodwill amortization, net of tax	583	0.07

Net loss, pro forma	$(23,171)	$(2.74)

(5) Credit Facilities

       Long-term debt as of September 27, 2003 and September 28, 2002 consisted of the following:

			September 27,	September 28,
(Amounts in thousands)	Interest Rate	Maturity	2003	2002
Revolving credit facility (Refinanced after Sept 27, 2003)	7.25%	Mar 2004	$30,650	$26,650
Term loan (Refinanced after Sept 27, 2003)	8.50%	Mar 2004	28,460	44,930
Term loan (Refinanced after Sept 27, 2003)	11.75%	Mar 2004	10,343	—
Industrial revenue refunding bonds	7.63% -7.75%	Dec 2005	840	1,120
Industrial development revenue refunding bonds			—	340
Mortgage note			—	600

Total long-term debt			70,293	73,640
Less current maturities			2,663	3,620

Long-term debt, excluding current maturities			$67,630	$70,020

     As of September 27, 2003, the Company had a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $10.3 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of September 27, 2003, interest rates on the credit facility were as follows: 7% on the revolver and 8% on the term loans. In addition, a commitment fee is payable on the unused portion of the revolving credit facility and a utilization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fee is payable on the $10.3 million term loan.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At September 27, 2003, approximately $6.5 million was available under the revolving credit facility. Under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of September 27, 2003. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. The amount of hedge ineffectiveness associated with these agreements was not material for the years ended September 27, 2003, September 28, 2002, or September 29, 2001. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” The fair value of the swap agreements was ($4.1 million) as of September 27, 2003, ($5.6 million) as of September 28, 2002 and ($5.0 million) as of September 29, 2001and was recorded in other liabilities on the Company’s consolidated balance sheet. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements in May 2004 for payments totaling $2.1 million.

New Facility

     In March 2004, the Company reached preliminary agreements with new lenders for the refinancing of its senior secured credit facility. In order to facilitate the anticipated refinancing, the Company’s existing lenders agreed to an extension in the maturity date of the current credit facility from March 31, 2004 to May 17, 2004 and a subsequent extension from May 17, 2004 to June 4, 2004. On June 3, 2004, the Company entered into a new $82.0 million senior secured debt facility with one lender, consisting of a $60.0 million revolver, a $17.0 million Term Loan A and a $5.0 million Term Loan B, which has a four-year term maturing on June 2, 2008. Proceeds from the financing were used to pay off the Company’s existing credit facility (approximately $62.4 million outstanding as of the closing date) and will support its working capital, capital expenditure and general corporate requirements going forward. The credit facility is secured by all of the Company’s assets.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 3, 2004, approximately $42.2 million was outstanding on the revolver and excess availability was $10.9 million. The Term Loan A amortizes over 47 months, beginning on July 1, 2004, at $283,000 per month with the remaining principal balance due on June 3, 2008. The Term Loan B does not amortize and the entire principal balance is due in a single payment on June 2, 2008.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. Interest rates on the Term Loan B are based upon the higher of the prime rate or 0.50% plus the federal funds rate plus an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A, and 7.00% for the base rate on Term Loan B. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% - 1.75% for the base rate and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.50% - 3.25% for the LIBOR rate on the revolver, 1.50% - 2.25% for the base rate and 3.00% - 3.75% for the LIBOR rate on Term Loan A, and 5.00% - 7.00% for the base rate on Term Loan B. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties, including that a Material Adverse Change (as defined in the Credit Agreement) has not occurred with respect to the Company.

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, under the terms of the credit facility the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the 12-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. The Company is also required to have consolidated EBITDA equal to at least $15.0 million for the quarter ending June 26, 2004.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things:

•	engage in certain business combinations or divestitures;

•	make capital expenditures;

•	make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans;

•	incur or assume indebtedness;

•	issue securities;

•	enter into certain transactions with affiliates of the Company; or

•	permit liens to encumber the Company’s property and assets.

     The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and not more than $7.0 million for each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period.

     Events of Default

     Under the terms of the credit facility, an event of default will occur with respect to the Company upon the occurrence of, among other things:

•	a default or breach by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts due in excess of $500,000 under such other agreement;

•	certain payment defaults by the Company or any of its subsidiaries in excess of $500,000

•	certain events of bankruptcy or insolvency with respect to the Company;

•	an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or

•	a change of control of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Aggregate scheduled maturities of long-term debt (reflecting the amended terms of the senior secured credit facility) for the next five fiscal years are as follows: 2004, $2.7 million; 2005,$3.7 million; 2006, $3.7 million; 2007, $3.4 million; 2008, $52.8 million. Capitalized financing costs associated with the senior secured facility were $1.5 million at September 27, 2003, $1.7 million at September 28, 2002 and $1.8 million at September 29, 2001. These aggregate maturities represent amounts due under the new facility. The difference between the total of these amounts and long-term debt reflected on the accompanying balance sheet at September 27, 2003 is due to payments of $4.0 million made by the Company related to the previous revolving credit facility prior to the closing of the new facility on June 3, 2004. The current portion of long-term debt reflected on the accompanying balance sheet at September 27, 2003 represents principal payments made related to the old facility during fiscal 2004 and scheduled principal payments to be made on the new facility during fiscal 2004.

(6) Shareholders’ Equity

     Shares of common stock outstanding are as follows:

	Year Ended
	September 27,	September 28,	September 29,
(Amounts in thousands)	2003	2002	2001

Balance, beginning and end of year	8,460	8,460	8,460

(7) Stock Option Plans

     The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over five years and expire ten years from the date of the grant. The options granted during 2003 vest over two years and expire ten years from the date of the grant.

     In order to enable employees to acquire or increase their holdings of the Company’s common stock and to promote a closer identification of their interests with those of the Company and its shareholders, on November 12, 2002, the Board of Directors approved a one-time exchange program under the 1994 Employee Stock Option Plan. Under the terms of the exchange, participants that elected to surrender eligible options prior to December 9, 2002 were issued one option for every three options surrendered on June 13, 2003. The new options were issued at an exercise price equal to the market price of the Company’s stock on the grant date. Pursuant to the exchange program, 535,000 options with an average exercise price of $5.58 per share were surrendered on or prior to December 9, 2002 and 178,000 options with an average exercise price of $0.65 per share were issued on June 13, 2003. The Company’s Chief Executive Officer, Chairman, and all of its Directors elected not to participate in the exchange program

     A summary of stock option activity follows:

		Exercise Price Per Share
	Options				Weighted
(Share amounts in thousands)	Outstanding	Range			Average

Balance, September 30, 2000	846	4.69	—	9.19	6.86
Granted	345	2.12	—	2.12	2.12
Cancelled	(7)	8.63	—	8.63	8.63

Balance, September 29, 2001	1,184	2.12	—	9.19	5.46
Granted	447	0.35	—	0.55	0.36
Cancelled	(105)	2.12	—	9.19	5.14

Balance, September 28, 2002	1,526	0.35	—	9.19	3.99
Granted	204	0.65	—	0.71	0.66
Cancelled	(546)	0.65	—	9.19	5.62

Balance, September 27, 2003	1,184	0.35	—	9.19	2.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average characteristics of outstanding stock options at September 27, 2003 for various price ranges are as follows:

(Share amounts in thousands)			Outstanding Options			Exercisable Options
					Weighted		Weighted
				Remaining	Average		Average
Range of Exercise Prices			Shares	Life (Years)	Price	Shares	Price
$ 0.35	—	$0.35	417	8.4	$0.35	282	$0.35
0.55	—	0.71	233	9.6	0.64	104	0.65
2.12	—	5.25	263	6.9	3.11	191	3.33
5.50	—	9.19	271	4.2	7.57	265	7.56

     At September 27, 2003, 522,000 shares were available for future grants under the plans. Options exercisable were 842,000 at September 27, 2003, 957,000 at September 28, 2002 and 697,000 at September 29, 2001. The weighted average exercise price for these shares was $3.33 for 2003, $5.14 for 2002 and $6.37 for 2001.

(8) Income Taxes

     The benefit for income taxes consisted of:

	Year Ended
	September 27,	September 28,	September 29,
(Amounts in thousands)	2003	2002	2001

Loss before income taxes	$(112)	$(25,738)	$(38,118)

Benefit for income taxes:
Current:
Federal	$—	$—	$(3,034)
State	—	—	49

	—	—	(2,985)
Deferred:
Federal	(149)	330	(10,149)
State	(6,685)	(346)	(1,230)

	(6,834)	(16)	(11,379)

Benefit for income taxes	$(6,834)	$(16)	$(14,364)

Effective income tax rate	N/M	0.1%	37.7%

“N/M” = not meaningful

     The benefit for income taxes differs from the amount computed by applying the federal statutory rate to the Company’s loss before taxes as a result of the following differences:

	Year Ended
	September 27,	September 28,	September 29,
(Amounts in thousands)	2003	2002	2001

Benefit for income taxes at federal statutory rate	$(37)	$(9,008)	$(13,341)
State income taxes, net of federal tax benefit	(6)	(399)	(1,144)
Goodwill write-off, net	—	1,467	—
Other permanent book and tax differences, net	(13)	89	—
Revisions to estimates based on filing of final tax return	(557)	—	—
Other, net	1	335	121
Valuation allowance	(6,222)	7,500	—

Benefit for income taxes	$(6,834)	$(16)	$(14,364)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

	Year Ended
	September 27,	September 28,
(Amounts in thousands)	2003	2002

Deferred tax assets:
Accrued expenses or asset reserves for financial statements, not yet deductible for tax purposes	$3,101	$4,457
Alternative minimum tax credit carryforwards	360	360
Federal and state net operating loss carryforwards	7,855	5,339
Goodwill, amortizable for tax purposes	3,697	3,934
Unrealized loss on hedge instruments	1,559	2,151
Valuation allowance	(1,278)	(7,500)

Gross deferred tax assets	15,294	8,741
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation, impairment charges and capitalized interest	(2,221)	(1,840)
Other reserves	(95)	—

Gross deferred tax liabilities	(2,316)	(1,840)

Net deferred tax asset	$12,978	$6,901

     The Company has recorded the following amounts for deferred tax assets and tax refunds receivable on its consolidated balance sheets as of September 27, 2003 and September 28, 2002: a current deferred tax asset of $7.1 million (net of valuation allowance) and $1.4 million, respectively, in prepaid expenses and other; a noncurrent deferred tax asset of $5.9 million (net of valuation allowance) and $5.5 million, respectively, in other assets; and a current income tax refund receivable of $3.0 million on the balance sheet as of September 28, 2002 in prepaid expenses and other. The Company has gross federal operating loss carryforwards of $18.0 million that will expire in 19 - 20 years and gross state operating loss carryforwards of $37.2 million that begin to expire in six years, but principally expire in 14 - 20 years. The Company also has federal alternative minimum tax credit carryforwards of $360,000 that do not expire.

     The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its federal net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the losses incurred for fiscal 2001 and 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets in 2002. The valuation allowance was reduced during the fourth quarter of 2003 from $7.5 million to $1.3 million eliminating the valuation allowance on all federal net operating losses (“NOLs”) due to their anticipated utilization in 2004. The remaining $1.3 million valuation allowance is to offset various state NOLs that are not anticipated to be utilized during 2004. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table provides a reconciliation of the projected benefit obligation, plan assets, the funded status of the plan, and the amounts recognized in the Company’s consolidated balance sheets at September 27, 2003 and September 28, 2002:

	Year Ended
	September 27,	September 28,
(Amounts in thousands)	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$4,265	$3,738
Service cost	86	92
Interest cost	268	266
Actuarial loss (gain)	(22)	387
Distributions	(554)	(218)

Benefit obligation at end of year	$4,043	$4,265

Change in plan assets:
Fair value of plan assets at beginning of year	$1,952	$2,518
Actual return on plan assets	524	(259)
Employer contributions	629	47
Actual distributions	(554)	(354)

Fair value of plan assets at end of year	$2,551	$1,952

Reconciliation of funded status to net amount recognized:
Funded status	$(1,492)	$(2,313)
Unrecognized net gain	1,354	1,878
Unrecognized prior service cost	7	10

Net amount recognized	$(131)	$(425)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(1,478)	$(2,293)
Accumulated other comprehensive loss	1,347	1,868

Net amount recognized	$(131)	$(425)

     Net periodic pension cost includes the following components:

	Year Ended
	September 27,	September 28,	September 29,
(Amounts in thousands)	2003	2002	2001

Components of net periodic pension cost:
Service cost	$86	$76	$67
Interest cost	268	266	255
Expected return on plan assets	(176)	(210)	(279)
Amortization of prior service cost	3	3	3
Amortization of transition asset	—	—	6
Recognized net actuarial loss	154	76	—

Net periodic pension cost	$335	$211	$52

     The assumptions used for the calculations for the plan are as follows:

	Year Ended
	September 27,	September 28,	September 29,
	2003	2002	2001
Assumptions at year-end:
Discount rate	6.5%	6.5%	7.0%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.0%	8.0%	8.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. In October 2001, the Company suspended the matching contribution that it had previously made to the Plan until April 2002, when it reinstituted a matching contribution of 50% of the first 5% of employee compensation. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Company contributions to the Plan were $298,000 in 2003, $126,000 in 2002 and $515,000 in 2001.

     Supplemental retirement plan. The Company has a supplemental retirement plan for certain employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is supported by life insurance policies on the participants purchased by the Company. Supplemental retirement plan expense was $117,000 in 2003, $112,000 in 2002 and $84,000 in 2001.

     VEBA. The Company has a Voluntary Employee Beneficiary Association (“VEBA”). Under the plan, both employees and the Company may make contributions to pay for medical benefits. No Company contributions were made to the VEBA in 2003, 2002 or 2001.

(10) Commitments and Contingencies

     Leases. The Company leases a portion of its equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $985,000 in 2003, $831,000 in 2002 and $1.5 million in 2001. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2004, $552,000; 2005, $316,000; 2006, $137,000; 2007, $80,000; 2008, $32,000 beyond, $444,000.

     Legal proceedings. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

(11) Change of Control Agreements

     During fiscal 2003, the Board, upon recommendation from the Executive Compensation Committee, entered into change of control agreements with key members of management including H. O. Woltz III, Michael C. Gazmarian and Gary D. Kniskern. The Executive Compensation Committee felt that change of control agreements were important to ensure continuity of management during a time when the Company was engaged in a review of its capital structure which could potentially lead to a change of control of the Company. These agreements specify the terms of separation in the event that termination of employment followed a change in control of the Company. The initial term of each agreement is two years and the agreements provide for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment, nor do they specify the terms of an executive’s termination should the termination occur in the absence of a change in control. Under the terms of these agreements in the event of termination within two years of a change of control, Messrs Woltz and Gazmarian would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. Mr. Kniskern would receive severance benefits equal to one times base compensation, one times the average bonus for prior three years and the continuation of health and welfare benefits for one year. In addition, all stock options would vest immediately. In the event of termination, outplacement services would be provided for Messrs. Woltz, Gazmarian and Kniskern.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended
	September 27,	September 28,	September 29,
(Amounts in thousands, except for per share data)	2003	2002	2001

Earnings (loss) before accounting change	$6,722	$(11,364)	$(23,754)
Cumulative effect of accounting change	—	(14,358)	—

Net earnings (loss)	$6,722	$(25,722)	$(23,754)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,460	8,460	8,460
Dilutive effect of stock options	204	—	—

Weighted average shares outstanding (diluted)	8,664	8,460	8,460

Per share (basic):
Earnings (loss) before accounting change	$0.79	$(1.34)	$(2.81)
Cumulative effect of accounting change	—	(1.70)	—

Net earnings (loss)	$0.79	$(3.04)	$(2.81)

Per share (diluted):
Earnings (loss) before accounting change	$0.78	$(1.34)	$(2.81)
Cumulative effect of accounting change	—	(1.70)	—

Net earnings (loss)	$0.78	$(3.04)	$(2.81)

     Options to purchase 663,000 shares in 2003, 1,526,000 shares in 2002 and 1,184,000 shares in 2001 were antidilutive and were not included in the diluted EPS computation.

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

     There were no customers that accounted for 10% or more of the Company’s net sales in 2003, 2002 or 2001.

(14) Related Party Transactions

     In September 1998, the Company entered into a Conversion Agreement with SRP, an affiliated company, whereby SRP would produce welded wire fabric for the Company for a specified conversion fee. The Company paid SRP approximately $694,000 in 2003, $2.7 million in 2002 and $2.5 million in 2001 for the services provided under this agreement. Following the divestiture of its 25% ownership interest in SRP in July 2002, the Company and SRP agreed to terminate the Conversion Agreement effective January 2003.

     The Company leases a facility to a company partially owned by one of its directors. In addition, the Company has a note outstanding with the company related to the sale of assets that are located at the facility. As of September 27, 2003 and September 28, 2002 the gross receivables balance associated with the lease and note was $893,000 and at September 29, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the balance was $1.2 million, which was fully reserved as of each balance sheet date.

     Sales to a company affiliated with one of the Company’s directors amounted to $265,000 in 2003, $402,000 in 2002 and $483,000 in 2001.

(15) Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

	Year Ended
	September 27,	September 28,	September 29,
(Amounts in thousands)	2003	2002	2001

Net earnings (loss)	$6,722	$(25,722)	$(23,754)
Change in fair market value of financial instruments (net of tax of $592 in 2003, $231 in 2002 and $1,920 in 2001)	958	(375)	(3,106)
Recognition of additional pension plan liability (net of tax of $164 in 2003, $394 in 2002 and $316 in 2001)	268	(643)	(515)

Total comprehensive income (loss)	$7,948	$(26,740)	$(27,375)

     The components of accumulated other comprehensive loss are as follows:

	Year Ended
	September 27,	September 28,
(Amounts in thousands)	2003	2002

Fair market value of financial instruments	$(2,523)	$(3,481)
Additional pension plan liability	(890)	(1,158)

Accumulated other comprehensive loss	$(3,413)	$(4,639)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Other Financial Data

     Balance sheet information:

	September 27,	September 28,
	2003	2002
Accounts receivable, net:
Accounts receivable	$31,113	$30,931
Less allowance for doubtful accounts	(204)	(1,033)

Total	$30,909	$29,898

Inventories:
Raw materials	$11,988	$14,637
Supplies	353	682
Work in process	1,143	1,047
Finished goods	16,775	16,287

Total	$30,259	$32,653

Other assets:
Non-current deferred tax assets	$5,907	$5,508
Cash surrender value of life insurance policies	2,304	2,179
Assets held for sale	1,842	1,821
Capitalized financing costs, net	1,148	1,651
Other	1,126	1,092

Total	$12,327	$12,251

Property, plant and equipment, net:
Land and land improvements	$5,057	$5,031
Buildings	31,425	31,413
Machinery and equipment	62,715	63,387
Construction in progress	385	1,078

	99,582	100,909
Less accumulated depreciation	(48,766)	(45,464)

Total	$50,816	$55,445

(17) Rights Agreement

     On April 26, 1999, the Company’s Board of Directors adopted a Rights Agreement and declared a dividend distribution of one right per share of the Company’s common stock to shareholders of record as of May 17, 1999. In addition, the Rights Agreement provides that one right will attach to each share of the Company’s common stock issued after May 17, 1999 until the 10th business day following a public announcement that a person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 20% or more of the outstanding shares of the Company’s common stock (such 10th business day, the “Distribution Date”).

     Currently, the rights are not exercisable but trade automatically with the Company’s common stock shares. The rights become exercisable on the Distribution Date. Each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share (a “Unit”) of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $80 per Unit, subject to adjustment as described in the Rights Agreement (the “Purchase Price”). All rights beneficially owned or acquired by the acquiring person or group will become null and void as of the Distribution Date. If an acquiring person or group acquires 20% or more of the Company’s outstanding common stock, each rights holder, other than the acquiring person or group, upon exercise of his or her rights and payment of the Purchase Price, will severally have the right to receive shares of the Company’s common stock having a value equal to two times the Purchase Price or, at the discretion of the Board of Directors, upon exercise and without payment of the Purchase Price, will have the right to purchase the number of shares of the Company’s common stock having a value equal to two times the Purchase Price at a 50% discount.

     In addition, each rights holder, other than an acquiring person or group, upon exercise of his or her rights will have the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

right to receive shares of the common stock of the acquiring corporation having a value equal to two times the Purchase Price for such holder’s rights if:

•	the Company engages in a merger or other business combination where it is not the surviving entity or where it is the surviving entity and all or part of the Company’s common stock is exchanged for the stock or other securities of the other company or

•	50% or more of the Company’s assets or earning power is sold or transferred.

     The rights will expire on April 26, 2009, and may be redeemed by the Company at any time prior to the Distribution Date at a price of $.01 per right.

(18) Product Warranties

     The Company’s products are used in applications, which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination, or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company does not maintain a reserve for warranties due to immateriality. The Company maintains product liability insurance coverage to minimize its exposure to such risks.

(19) Subsequent Event

     At the time of the Company’s acquisition of Florida Wire and Cable, Inc. (“FWC”), FWC was a party to a Rod Supply Agreement (the “Agreement”) with its parent, GS Industries, Inc. (“GSI”) which was to remain in effect through its termination date of December 31, 2004. The Agreement required FWC to purchase and GSI to supply 80% of FWC’s requirement for certain grades of wire rod subject to a minimum purchase and supply quantity of 99,000 tons per year and a maximum purchase and supply quantity of 150,000 tons per year. On October 1, 2002, FWC was merged into IWP.

     In February 2001, GSI and certain of its subsidiaries, including Georgetown Steel Corporation, filed for bankruptcy protection. During GSI’s bankruptcy proceeding, the Agreement was assigned to Georgetown Steel Corporation. Georgetown Steel Corporation emerged from bankruptcy in July 2002 as Georgetown Steel Company LLC (“GSC”). In October 2003, GSC filed for bankruptcy protection and permanently discontinued operations at its steel mill.

     Following the closure of its steel mill, GSC breached the terms of the Agreement by failing to supply wire rod to the Company and the Company was forced to cover its requirements in the open market at prices in excess of the prices as defined in the Agreement. Due to its immediate need for raw materials, the Company incurred substantial excess costs in covering its wire rod requirements for the first quarter of fiscal 2004. In response, the Company elected to defer the payment of the outstanding balances owed to GSC at September 27, 2003 pending a settlement for the recovery of the excess costs that it had incurred.

     On December 4, 2003 GSC filed suit against the Company in United States Bankruptcy Court for the District of South Carolina seeking payment by the Company of its pre-petition obligation to GSC (approximately $4.9 million) and alleging that (i) the Agreement had been disregarded by the parties and was not effective, (ii) the Company wrongfully withheld payments for material that was not subject to the terms of the Agreement, and (iii) the Company wrongfully withheld payments for material that it claimed was defective. The Company answered the complaint on January 9, 2004. On April 22, 2004, the Company and GSC agreed to a settlement which resulted in a $0.8 million gain ($1.1 million settlement offset by $0.3 million rod claim) for the Company that will be recorded in other income in the third quarter of fiscal 2004. Under the terms of the agreement, the Company will pay GSC the amount of $3.8 million over a period of six months ending in October 2004.

REPORT OF MANAGEMENT

The management of Insteel Industries, Inc. is responsible for preparing the consolidated financial statements and all related financial information that appears in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management’s best estimates and judgments.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that assets are safeguarded, and that transactions are properly executed and recorded in accordance with management’s authorization and are properly recorded and reported in the financial statements.

Grant Thornton LLP audits the Company’s financial statements in accordance with auditing standards generally accepted in the United States and provides an objective, independent audit of the Company’s reported financial condition and results of operations.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Insteel Industries, Inc. and subsidiaries for the year ended September 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 12, 2001, except for Notes 5 and 15, as to which the date was November 19, 2001 and December 4, 2001, respectively.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

As discussed above, the financial statements of Insteel Industries, Inc. and subsidiaries for the year ended September 29, 2001, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to reclassify certain items within the consolidated statement of cash flows for the year ended September 29, 2001. We audited the reclassifications described in Note 2 that were applied to revise the 2001 financial statements. In our opinion, the revisions to the financial statements are appropriate and have been appropriately applied. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the year ended September 29, 2001, other than with respect to such revisions and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the year ended September 29, 2001 taken as a whole.

Our audit was made for the purpose of forming an opinion on the 2003 and 2002 financial statements taken as a whole. The schedule listed in Item 15(a)(2) of this Form 10-K is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule for the years ended September 27, 2003 and September 28, 2002 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. The financial statement schedule for the year ended September 29, 2001, was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the financial statement schedule in their report dated October 12, 2001, except for Notes 5 and 15 to those financial statements, as to which the date was November 19, 2001 and December 4, 2001, respectively.

GRANT THORNTON LLP

Greensboro, North Carolina
June 3, 2004

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
November 19, 2001 and
December 4, 2001, respectively.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	September 27,	September 28,	September 29,
	2003	2002	2001
Balance, beginning of year	$1,033	$932	$1,360
Amounts charged to earnings	189	(21)	137
Write-offs, net of recoveries	(1,018)	122	(565)

Balance, end of year	$204	$1,033	$932

RESTRUCTURING RESERVES
(In thousands)

	Year Ended September 27, 2003
	Reserve balance			Reserve balance
	at September 28,	Additional	Reserves	at September 27,
(Amounts in thousands)	2002	charges	utilized	2003
Severance and related employee benefit costs	$5	$—	$(5)	$—
Other costs	38	—	(38)	—

Total	$43	$—	$(43)	$—

	Year Ended September 28, 2002
	Reserve balance			Reserve balance
	at September 29,	Additional	Reserves	at September 28,
	2001	charges	utilized	2002
Severance and related employee benefit costs	$408	$199	$(602)	$5
Other costs	728	1,442	(2,132)	38

Total	$1,136	$1,641	$(2,734)	$43

	Year Ended September 29, 2001
	Reserve balance			Reserve balance
	at September 30,	Additional	Reserves	at September 29,
	2000	charges	utilized	2001
Severance and related employee benefit costs	$628	$—	$(220)	$408
Other costs	1,447	—	(719)	728

Total	$2,075	$—	$(939)	$1,136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On June 27, 2002, the Company filed a Form 8-K under Item 4 regarding the dismissal of its independent public accountants, Arthur Andersen LLP, and the approval of Grant Thornton LLP to serve as its independent public accountants for the year ending September 28, 2002.

Item 9A. Controls and Procedures

     The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Howard O. Woltz, Jr., 79, has been Chairman of the Board since 1958 and has been employed by the Company and its predecessors in various capacities for more than 50 years. He had been President from 1958 to 1968 and from 1974 to 1989. Mr. Woltz also served as a Vice President, General Counsel and a director of Quality Mills, Inc., a publicly held manufacturer of knit apparel and fabrics for more than 35 years until its acquisition in 1988 by Russell Corporation. Mr. Woltz is the father of H.O. Woltz III. Mr. Woltz serves on the Executive Committee of the Company’s Board.

     C. Richard Vaughn, 64, a director of the Company since 1991, has been employed since 1967 by John S. Clark Company, Inc., a general building contracting company. Mr. Vaughn has served as Chairman of the Board of North Carolina Granite Corporation since 1998. Mr. Vaughn served as Vice President of John S. Clark from 1967 to 1970 and President from 1970 to 1988 and has served as Chairman of the Board and CEO from 1988 to the present. He also is Chairman of the Board of Riverside Building Supply, Inc. Mr. Vaughn serves on the Executive Committee and as Chairman of the Executive Compensation Committee of the Company’s Board.

     Louis E. Hannen, 65, a director of the Company since 1995, served in various capacities with Wheat, First Securities, Inc., from 1975 until his retirement as Senior Vice President in 1993. Since his retirement in 1993, Mr. Hannen has been an investment advisor and consultant. Mr. Hannen had 30 years of experience in the securities analysis and research field, starting with the U.S. Securities and Exchange Commission in 1963. Mr. Hannen then worked for Craigie and Company (1965-1970) and Legg Mason Wood Walker, Inc. (1970-1975) before joining Wheat, First Securities. Mr. Hannen serves as Chairman of the Audit Committee of the Company’s Board.

     H. O. Woltz III, 47, was elected Chief Executive Officer (“CEO”) in 1991 and has been employed by the Company and its subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, since 1981. Mr. Woltz has been a director of the Company since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc. until its merger with Insteel Wire Products Company in 2002. Mr. Woltz is the son of Howard O. Woltz, Jr. Mr. Woltz serves on the Executive Committee of the Company’s Board.

     Frances H. Johnson, 84, has been a director of the Company since 1982. She has been an investor in the Company and its predecessors since 1958 and has served as a director since 1982. She and members of her family own and manage Johnson Concrete Company, (a manufacturer of concrete block and pipe), of which she is President; Carolina Stalite Company (a manufacturer of expanded slate), of which she is managing partner; and B.V. Hedrick Gravel & Sand Co. (a producer of gravel, sand and crushed stone), of which she is a director.

     Charles B. Newsome, 66, has been a director of the Company since 1982. He is Executive Vice President and General Manager of Johnson Concrete Company and General Manager of Carolina Stalite Company, with which he has been affiliated for more than 20 years. Mr. Newsome serves on the Audit Committee of the Company’s Board.

     W. Allen Rogers, II, 57, has been a director of the Company since 1986, except for during 1997 and 1998. Mr. Rogers is a Principal of Ewing Capital Partners, LLC, and an investment-banking firm founded in 2003. From 2002 to 2003 he was a Senior Vice President of Intrepid Capital Corporation, an investment banking and asset management firm. From 1998 until 2002, Mr. Rogers was President of Rogers & Company, Inc., a private investment banking boutique. From 1995 through 1997, Mr. Rogers served as a Managing Director of KPMG BayMark Capital LLC, and the investment banking practice of KPMG. Mr. Rogers served as Senior Vice President-Investment Banking of Interstate/Johnson Lane Corporation from 1986 to 1995 and as a member of that firm’s board of directors from 1990 to 1995. Mr. Rogers serves on the Executive Compensation Committee of the Company’s Board.

     Gary L. Pechota, 54, has been a director of the Company’s Board since 1998. Since August 2003, Mr. Pechota has served as the Chief of Staff of the National Indian Gaming Commission. Mr. Pechota was a private investor and consultant from 2001 until August 2003. Mr. Pechota served as the CEO and Chairman of the Board of Giant Cement Holding, Inc. from its inception in 1994 until 2001. He served as CEO of Giant Cement Company, a subsidiary of Giant Cement Holding, Inc., from 1993 to 2001 and as CEO of Keystone Cement Company from 1992 to 2001. Prior to joining Keystone, Mr. Pechota served as President and CEO of South Dakota Cement from 1982 to 1992. Mr. Pechota serves on the Audit Committee of the Company’s Board. The Board of Directors declared that Mr. Pechota qualified as an Audit Committee Financial Expert as defined in the Sarbanes-Oxley Act of 2002.

     William J. Shields, 72, has been a director of the Company’s Board since 1998. Mr. Shields served as Chairman of the Board and CEO of Co-Steel, Inc., an international steel producer and scrap recycling company, from 1995 to 1997. Mr. Shields also served as President and CEO of Co-Steel, Inc. from 1987 until 1995. Mr. Shields has been retired since 1997. Mr. Shields serves on the Executive Compensation Committee of the Company’s Board.

Compensation Committee Interlocks and Insider Participation

     C. Richard Vaughn, a member of the Executive Compensation Committee, is Chairman of the Board of Directors of John S. Clark Company, Inc. (“Clark”), a general building contractor, and Chairman of the Board of Riverside Building Supply, Inc. (“Riverside”), both located in Mount Airy, North Carolina. During the last fiscal year, the Company made no payments to Clark or Riverside. Riverside made payments to the Company in the amount of $4,722 for purchase of materials. The Company believes that the terms of the transactions with Riverside were no less favorable to the Company than transactions with unaffiliated entities.

Remuneration of Directors

Annual Retainer Awards and Meeting Fees

     Each of the Company’s non-employee directors receives an annual retainer award plus reimbursement of expenses incurred as a director under a proposal adopted at the 1998 Annual Meeting of Shareholders. The amount of the annual retainer award for each year is determined by the Board before the start of the retainer year. The retainer year begins on the date of the Annual Meeting of Shareholders at which directors are elected and ends on the date of the next Annual Meeting of Shareholders at which directors are elected. The retainer award may be paid in cash or in shares of Common Stock of the Company, or a combination of cash and Common Stock, as determined by the Board. The designated cash portion of the retainer will be paid in equal quarterly installments and the designated stock portion of the retainer will be paid at the annual meeting of the Board following the Annual Meeting of Shareholders at which directors are elected. The annual retainer award paid for 2003 to each non-employee director was $18,000, all of which was paid in cash. Members of the Audit and Executive Compensation Committees receive a fee of $500 for each in-person meeting and a fee of $150 for each telephonic meeting. Non-employee directors are eligible to receive stock options under the 1994 Director Stock Option Plan (discussed below).

Director Stock Option Plans

     The Company’s 1994 Director Stock Option Plan permits the issuance of up to 200,000 shares of Common Stock pursuant to the grant of stock options to non-employee directors of the Company. The plan, as amended November 2002, provides that, following the close of business of the Company on the date of each Annual Meeting of Shareholders, each non-

employee director will receive an option to purchase 3,600 shares of the Company’s Common Stock exercisable at the fair market value of the Common Stock on the date of grant. These options vest in full at the time of grant. The plan also authorizes the Board to grant options to non-employee directors who are appointed or elected to the Board at a time other than at the Annual Meeting. These options are subject to the same general terms and conditions as options granted following the annual meeting. During fiscal 2003, options to purchase 3,600 shares at an exercise price of $0.71 were granted to each non-employee director of the Company. Under the amended plan, each non-employee director is expected to receive options to purchase 3,600 shares of the Company’s Common Stock at the close of business on July 20, 2004, the date of the 2004 Annual Meeting of Shareholders. The option price is equal to the fair market value per share of the Common Stock on the date of grant. The shares issuable under the plan have been registered with the SEC.

     On February 7, 1995, the Board of the Company adopted a non-qualified stock option plan for the benefit of Louis E. Hannen, a director. Under the plan, Mr. Hannen was granted an option to purchase 19,965 shares of the Company’s Common Stock at the exercise price of $7.875. The options are fully vested and expire February 7, 2005. The shares issuable under the plan are not registered with the SEC.

Code of Conduct

     The Company has adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on the Company’s Internet website at http://www.insteel.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K by posting any amendment of waiver to its Financial Code of Ethics, within five business days, on its website at the above address for at least a 12-month period. The Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Summary Compensation Table

     The table below provides information regarding the compensation paid by the Company to the named executive officers for services of such person in all capacities during the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001.

				Long-Term
		Annual Compensation		Compensation Awards
					All Other
				Securities Underlying	Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Options (#)	($)(2)
Howard O. Woltz, Jr.	2003	161,740	73,839	—	3,420
Chairman of the Board	2002	161,740	73,840	32,400	3,091
	2001	161,740	—	38,146	3,091

H. O. Woltz III	2003	320,000	131,000	—	5,383
President and Chief	2002	320,000	131,000	64,000	2,254
Executive Officer	2001	320,000	—	75,471	5,544

Gary D. Kniskern	2003	135,000	57,516	38,169 (3)	4,586
Vice President-Administration	2002	135,000	57,517	27,000	2,241
and Secretary	2001	135,000	—	31,839	3,928

Michael C. Gazmarian	2003	190,000	71,044	53,247 (3)	5,087
Chief Financial Officer and	2002	190,000	71,044	38,000	2,052
Treasurer	2001	190,000	—	44,811	4,975

(1)	Bonus includes amount paid out under the Return on Capital Incentive Plan during the fiscal year indicated. The amounts shown for 2003 and 2002 each represent 50% of the bonus balance earned from prior years, the payment of which was deferred from the original scheduled payment date pending improvements in the Company’s financial performance.

(2)	Represents the current dollar value of the benefit to the named executive officers of the remainder of the premiums paid by the Company during the fiscal year under its Split-Dollar Life Insurance Plan. During the fiscal years 2003, 2002, and 2001 respectively, the amounts were as follows: Mr. Woltz, Jr., $3,420, $3,091, and $3,091; Mr. Woltz III, $383,

$252, and $252; Mr. Kniskern, $895, $553, and $553; and Mr. Gazmarian, $337, $225, and $225. Also includes the amount of company matching funds paid into the Company’s Retirement Savings Plan on behalf of the named executive officers. During the fiscal years 2003, 2002 and 2001, respectively, these amounts were as follows: Mr. Woltz III, $5,000, $2,002, and $5,292; Mr. Kniskern, $3,691, $1,688 and $3,375; and Mr. Gazmarian, $4,795, $1,827 and $4,750.

(3)	Options granted as part of a stock option exchange program under which Mr. Gazmarian and Mr. Kniskern surrendered 159,742 and 114,508 options respectively, on December 9, 2002.

Stock Option Grants in Last Fiscal Year

     The table below provides information regarding stock options which have been granted to the named executive officers of the Company during fiscal 2003:

Individual Grants

	Number of
	Securities	Percent of Total			Potential Realized Value at
	Underlying	Options Granted	Exercise or		Assumed Annual Rates of Stock
	Options	to Employees in	Base Price Per	Expiration	Price Appreciation for Option
Name	Granted (1)	Fiscal Year (%)	Share ($)	Date	Term (2)($)
					5%	10%
Gary D. Kniskern	38,169	20.6	0.65	June 13, 2013	15,603	39,541
Michael C. Gazmarian	53,247	28.7	0.65	June 13, 2013	21,766	55,160

(1)	Options are granted at fair market value and become exercisable in three annual installments beginning on the date of grant. Options were granted as part of a stock option exchange program.

(2)	The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore is not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

(3)	No options were granted to Howard O. Woltz, Jr. or H.O. Woltz III in fiscal 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The table below provides information regarding stock options exercised during fiscal 2003 and the value of options outstanding at September 27, 2003 for all executive officers of the Company:

	Shares		Number of Securities Underlying
	Acquired	Value	Unexercised Options at Fiscal Year-		Value of Unexercised in-the-Money
Name	on Exercise	Realized ($)	End		Options at Fiscal Year-End (1)($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Howard O. Woltz, Jr.	—	—	141,961	31,288	8,554	4,406
H. O. Woltz III	—	—	238,750	61,648	16,896	8,704
Gary D. Kniskern (2)	—	—	30,711	34,458	8,471	6,146
Michael C. Gazmarian (2)	—	—	42,812	48,435	11,805	8,720

(1)	The dollar value is calculated by determining the difference between the fair market value per share of the Common Stock on September 26, 2003 and the option price per share.

(2)	Number of securities includes 38,169 and 53,247 for Messrs. Kniskern and Gazmarian, respectively, granted under a stock option exchange program.

Change of Control Agreements

     During fiscal 2003, the Board, upon recommendation from the Executive Compensation Committee, entered into change of control agreements with key members of management including H. O. Woltz III, Michael C. Gazmarian and Gary D.

Kniskern. The Executive Compensation Committee felt that change of control agreements were important to ensure continuity of management during a time when the Company was engaged in a review of its capital structure which could potentially lead to a change of control of the Company. These agreements specify the terms of separation in the event that termination of employment followed a change in control of the Company. The initial term of each agreement is two years and the agreements provide for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment, nor do they specify the terms of an executive’s termination should the termination occur in the absence of a change in control. Under the terms of these agreements in the event of termination within two years of a change of control, Messrs Woltz and Gazmarian would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. Mr. Kniskern would receive severance benefits equal to one times base compensation, one times the average bonus for prior three years and the continuation of health and welfare benefits for one year. In addition, all stock options would vest immediately. In the event of termination, outplacement services would be provided for Messrs. Woltz, Gazmarian and Kniskern.

Policy with Respect to the $1 Million Deductible Limit

     Section 162(m) of the Internal Revenue Code (the “Code”) generally limits amounts that can be deducted for compensation paid to certain executives to $1.0 million unless certain requirements are met. No executive officer receives compensation in excess of $1.0 million and therefore there are no compensation amounts that are nondeductible at present. The Committee will continue to monitor the applicability of Section 162(m) to the Company’s compensation program.

     The Committee believes that the foregoing combination of base salaries, annual performance-based compensation and long-term incentive compensation have helped develop a senior management group dedicated to achieving significant improvement in both the short-term and long-term financial performance of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information, as of May 28, 2004, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) the directors of the Company, (iii) the other named executive officers included in the “Summary Compensation Table,” and (iv) all directors and executive officers of the Company, as a group. Except as otherwise indicated, each shareholder has sole voting and sole investment power with respect to the shares beneficially owned by such shareholder.

	Amount and Nature of Beneficial Ownership
		Percent of
Name and Address of Beneficial Owner	Number of Shares	Class
5% Shareholders
Towle & Co. (1)	899,000	10.5%
Franklin Advisory Services, Inc. (2)	810,000	9.4%
Johnson Concrete Company (3)	620,263	6.7%
Directors (5)
Howard O. Woltz, Jr. (5)	918,345	10.5%
H. O. Woltz III	574,782	6.5%
C. Richard Vaughn	30,722	*
Frances H. Johnson (6)	74,492	*
Charles B. Newsome	57,497	*
Louis E. Hannen	41,865	*
Gary L. Pechota	48,610	*
W. Allen Rogers, II	27,615	*
William J. Shields	16,610	*
Other Named Executive Officers (4)
Michael C. Gazmarian	81,231	*
Gary D. Kniskern	63,073	*
All directors and executive officers, as a group (11 persons)(7)	2,539,703	27.6%

* Less than 1%.

(1)	Beneficial ownership information obtained from Towle & Co., 12855 Flushing Meadow Drive, St. Louis, MO 63131 as of May 28, 2004.

(2)	Beneficial ownership information obtained from Franklin Advisory Services, Inc., 777 Mariners Island Boulevard, San Mateo, CA 94403-7777 as of May 28, 2004.

(3)	Excludes 74,492 shares owned or which are obtainable within 60 days of May 28, 2004 upon the exercise of stock options by Mrs. Frances H. Johnson. The shares held in the name of Johnson Concrete Company are beneficially owned by Frances H. Johnson, who is President of Johnson Concrete Company, and, as such, Mrs. Johnson has voting and dispositive power over the shares of the Company’s Common Stock owned of record by such company. The 694,755 shares held of record collectively by Mrs. Johnson and Johnson Concrete Company represent 8.1% of the outstanding common stock. Johnson Concrete Company is owned by Mrs. Johnson and members of her family. The address of Johnson Concrete Company is P. O. Box 1037, Salisbury, NC 28144.

(4)	Ownership reflects shares obtainable within 60 days of May 28, 2004, upon the exercise of stock options as follows: Mr. Woltz, Jr., 148,126 shares; Mr. Woltz III, 184,419 shares; Mr. Vaughn, 19,600 shares; Mrs. Johnson, 19,600 shares; Mr. Newsome, 19,600 shares; Mr. Hannen, 39,565 shares; Mr. Pechota, 13,600 shares; Mr. Rogers, 19,600 shares; Mr. Shields, 13,600 shares; Mr. Gazmarian, 73,463 shares; and Mr. Kniskern, 52,421 shares. Messrs. Gazmarian and Kniskern’s shares reflect the surrender of 159,742 and 114,508 options, respectively, on December 9, 2002 and the grant of 53,247 and 38,169 options on June 13, 2003 under an exchange program as described in the Executive Compensation Committee Report. The amounts reflected also include shares allocated to participants in the Company’s Retirement Savings Plan under its matching provisions as follows: Mr. Woltz III, 14,025 shares; Mr. Woltz, Jr., 131 shares; and Mr. Kniskern, 1,246 shares.

(5)	Includes 72,919 shares (less than 1%) held by a trust, for the benefit of Mr. Woltz, Jr., of which Mr. Woltz, Jr. and a bank are trustees. The trustees share voting and investment power with respect to such shares. The amount reflected also includes 338,309 shares owned by the wife of Mr. Woltz, Jr.

(6)	Excludes 620,263 shares held of record by Johnson Concrete Company. The shares held in the name of Johnson Concrete Company are beneficially owned by Frances H. Johnson, who is President of Johnson Concrete Company, and, as such, Mrs. Johnson has voting and dispositive power over the shares of the Company’s Common Stock owned of record by such company. Johnson Concrete Company is owned by Mrs. Johnson and members of her family. Johnson Concrete Company disclaims beneficial ownership of the 74,492 shares held in the name of Mrs. Johnson. The 694,755 shares held of record collectively by Mrs. Johnson and Johnson Concrete Company represent 8.2% of the outstanding common stock.

(7)	Includes 620,263 shares owned by Johnson Concrete Company. See notes (3) and (6) above.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and greater than ten percent owners and officers to report their beneficial ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission (“SEC”). Specific dates for such reporting have been established by the SEC and the Company is required to report in its proxy statement any failure to file by the established dates during the last fiscal year. To the Company’s knowledge, all of these filing requirements were satisfied by the Company’s directors and officers during the last fiscal year. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that have been filed with the SEC.

Item 13. Certain Relationships and Related Transactions.

     C. Richard Vaughn, a member of the Executive Compensation Committee, is Chairman of the Board of Directors of John S. Clark Company, Inc. (“Clark”), a general building contractor, and Chairman of the Board of Riverside Building Supply, Inc. (“Riverside”), both located in Mount Airy, North Carolina. During the last fiscal year, the Company made no payments to Clark or Riverside. Riverside made payments to the Company in the amount of $4,722 for the purchase of materials. The Company believes that the terms of the transactions with Riverside were no less favorable to the Company than transactions with unaffiliated entities.

     In May 1997, the Company sold the assets of its ICS (“Insteel Construction Systems”) division to ICS 3-D Panel Works, Inc. (“ICSPW”), a new corporation organized by the division’s management group. Howard O. Woltz, Jr., Chairman of the Company, is a principal Shareholder and a member of the board of directors of ICSPW. Prior to the sale, the Audit Committee of the Company’s Board reviewed the terms of the proposed transaction, focusing in particular on the participation of Mr. Woltz, Jr. as an investor in and director of ICSPW. Based upon the continuing operating losses of ICS and the prospective financial benefit to the Company from the sale of the division, the Audit Committee concluded that Mr. Woltz, Jr.’s participation was essential to the transaction and approval of the transaction was in the best interests of the Company. The sale of the equipment was financed by the Company and secured by a UCC Financing Statement. The real property was retained by the

Company and leased to ICSPW. The indebtedness remains unpaid. In October 2003, ICSPW transferred its assets to a trustee under an Assignment for Benefit of Creditors. It is expected that the business will continue to operate for a short period of time and then the trustee will seek buyers for the assets. The Company will sell the real property. It is not anticipated that the Company will receive full payment of the amounts owed. As of May 28, 2004, unpaid principal on the promissory note was $895,798. The entire balance has been reserved.

     Frances H. Johnson, a director, is President, and along with members of her family, owner of Johnson Concrete Company. Charles B. Newsome, a director, is Executive Vice President and General Manager of Johnson Concrete Company. During fiscal 2003, Johnson Concrete purchased materials from the Company valued at $276,200 ($402,383 for fiscal 2002) for use or resale in their normal course of business.

     Management believes that amounts paid by the Company in connection with the transactions described above are reasonable and no less favorable to the Company than would have been paid or received pursuant to arms’ length transactions with unaffiliated parties.

PART IV

Item 14. Principal Accountant Fees and Services

     Set forth below is certain information relating to the aggregate fees billed by Arthur Andersen LLP (“AA”), the Company’s prior independent auditor, and Grant Thornton LLP (“GT”) for professional services rendered for the fiscal years ended September 28, 2002 and September 27, 2003. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	2002		2003
Type of Fee	AA	GT	AA	GT
Audit Fees	$12,500	$80,750	—	$126,500
Audit-Related Fees	—	—	—	$1,250
Tax Fees	$3,700	$8,500	—	$6,000
All Other Fees	—	—	—	—
Total	$16,200	$89,250	—	$133,750

Audit Fees

     The aggregate fees billed by AA for professional services rendered for reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the first two quarters of fiscal 2002 were $12,500.

     The aggregate fees billed by GT for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended September 28, 2002 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the third quarter of fiscal 2002 were $80,750.

Audit Related Fees

     The aggregate audit-related fees billed by GT were related to preliminary compliance work associated with the Sarbanes-Oxley Act of 2002.

Tax Fees

     The aggregate Tax Fees billed by AA and GT for 2002 and 2003 were related to tax compliance and reporting review services.

     The Company’s Board has adopted an Audit Committee Pre-Approval Policy whereby the Audit Committee is responsible for pre-approving all Audit, Audit Related, Tax and other Non-Audit Related Services to be performed by the independent auditors. The Board of Directors has authorized the Audit Committee Chair to pre-approve any Audit Related, Tax or other Non-Audit Related Services that are to be performed by the independent auditors that need to be approved between Audit Committee meetings. Such interim pre-approvals shall be reviewed with the full Audit Committee at its next meeting for its ratification.

     The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) Financial Statements

     The financial statements as set forth under Item 8 are filed as part of this report.

     (a)(2) Financial Statement Schedules

     Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 49 of this report.

     All other schedules have been omitted because they are either not required or not applicable.

     (b) Reports on Form 8-K

     On February 17, 2004, the Company filed a Report on Form 8-K (Item 5) announcing that its common stock has ceased trading on the OTC Bulletin Board and that it expects its common stock to begin trading on the Pink Sheets.

     On March 25, 2004, the Company filed a Report on Form 8-K (Item 5) announcing that it had reached preliminary agreements with new lenders for the refinancing of its senior secured credit facility.

     On June 3, 2004, the Company filed a Report on Form 8-K announcing that it had entered into a credit agreement with GE Commercial Finance.

     On June 10, 2004, the Company filed a Report on Form 8-K regarding its results of operations for the fourth fiscal quarter and year ended September 27, 2003, the first fiscal quarter ended December 27, 2003, and the second fiscal quarter and six months ended March 27, 2004.

     (c) Exhibits

     See exhibit index on page 59.

     (d) Financial Statement Schedules

     See Item 15 (a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Dated: June 11, 2004	By:	/s/	H. O. WOLTZ III

H. O. WOLTZ III
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 14, 2004 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature		Position(s)
/s/	HOWARD O. WOLTZ, JR.	Chairman of the Board

HOWARD O. WOLTZ, JR.

/s/	H. O. WOLTZ III	President, Chief Executive Officer and a Director

H. O. WOLTZ III

/s/	MICHAEL C. GAZMARIAN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

MICHAEL C. GAZMARIAN

/s/	LOUIS E. HANNEN	Director

LOUIS E. HANNEN

/s/	FRANCES H. JOHNSON	Director

FRANCES H. JOHNSON

/s/	CHARLES B. NEWSOME	Director

CHARLES B. NEWSOME

/s/	GARY L. PECHOTA	Director

GARY L. PECHOTA

/s/	W. ALLEN ROGERS II	Director

W. ALLEN ROGERS II

/s/	WILLIAM J. SHIELDS	Director

WILLIAM J. SHIELDS

/s/	C. RICHARD VAUGHN	Director

C. RICHARD VAUGHN

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc., for Year Ended September 27, 2003

Exhibit
Number	Description
3.1	Restated articles of incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 3, 1988).

3.2	Bylaws of the Company (as last amended April 26, 1999) (incorporated by reference to the Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

3.3	Articles of Amendment to the restated articles of incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4.1	Credit Agreement by and among Insteel Industries, Inc., as borrower, Bank of America, N.A., as Administrative Agent and as Lender, and The Lenders Party Hereto From Time to Time dated January 31, 2000 providing for a $80,000,000 term loan and a $60,000,000 revolving credit loan, including Forms of Facility Guaranty, Security Agreement, Intellectual Property Security Agreement and Pledge Agreement (incorporated by reference to the Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2000).

4.1(a)	Amendment Agreement No. 1 dated January 12, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 (incorporated by reference to the Exhibit 4.1(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000. Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

4.1(b)	Amendment Agreement No. 2 dated May 21, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000, as amended January 12, 2001 (incorporated by reference to the Exhibit 4.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

4.1(c)	Amendment Agreement No. 3 dated August 9, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000, as amended January 12, 2001 and May 21, 2001. (Incorporated by reference to the Exhibit 4.1(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. Portions of this exhibit have been omitted pursuant to a request for confidential treatment)

4.1(d)	Amendment Agreement No. 4 dated November 16, 2001 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001 and August 9, 2001. (Incorporated by reference to the Exhibit 4.1(d) of the Company’s Annual Report on Form 10-K for the year ended September 29, 2001. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

4.1(e)	Amendment Agreement No. 5 dated January 28, 2002 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001 and November 16, 2001. (Incorporated by reference to the Exhibit 4.1(e) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2001.Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

4.1(f)	Amendment Agreement No. 6 dated May 10, 2002 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001, November 16, 2001 and January 28, 2002. (Incorporated by reference to the Exhibit 4.1(f) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

4.1(g)	Amendment Agreement No. 7 dated February 18, 2003 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001, November 16, 2001, January 28, 2002 and May 10, 2002. (Incorporated by reference to the Exhibit 4.1(g) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment)

4.1(h)	Amendment Agreement No. 8 dated March 24, 2004 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001, November 16, 2001, January 28, 2002, May 10, 2002 and February 18, 2003 (incorporated by reference to the Exhibit 4.1(h) of the Company’s Report on Form 8-K dated March 24, 2004).

EXHIBIT INDEX, continued
to
Annual Report on Form 10-K of Insteel Industries, Inc., for Year Ended September 27, 2003

Exhibit
Number	Description
4.1 (i)	Amendment Agreement No. 9 dated May 17, 2004 to Credit Agreement between Insteel Industries, Inc., Bank of America, N.A. and Lenders dated January 31, 2000 as amended January 12, 2001, May 21, 2001, August 9, 2001, November 16, 2001, January 28, 2002, May 10, 2002, February 18, 2003 and March 24, 2004 (incorporated by reference to the Exhibit 4.1(i) of the Company’s Report on Form 8-K dated May 17, 2004).

4.2	Rights Agreement dated April 27, 1999 between Insteel Industries, Inc. and First Union National Bank (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 7, 1999).

4.3	Indenture of Trust between Industrial Development Authority of the City of Fredericksburg, Virginia and Crestar Bank as Trustee, dated as of September 1, 1990, relating to $4,205,000 Industrial Development Authority of the City of Fredericksburg, Virginia Industrial Development First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire Company Project) Series of 1990 (incorporated by reference to Exhibit 4.24 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1990).

4.4	Refunding Agreement between Industrial Development Authority of the City of Fredericksburg, Virginia (“Issuer”) and Insteel Industries, Inc., and Rappahannock Wire Company (since renamed Insteel Wire Products Company) (together, the “Companies”), dated as of September 1, 1990 pursuant to which the Issuer agreed to loan the proceeds from its $4,205,000 Industrial Development First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire Company Project), Series of 1990 to the Companies and the Companies agreed to repay such loan to the Issuer (incorporated by reference to Exhibit 4.25 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1990).

10.1	Credit Agreement dated June 2, 2004 among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc. and Intercontinental Metals Corporation, as Guarantors; and General Electric Capital Corporation, as Agent and Lender. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 3, 2004.)

10.2	Employee Stock Ownership Plan of Insteel Industries, Inc., including Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1989).

10.3	1990 Director Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to the Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).

10.4	1994 Employee Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to the Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

10.5	Nonqualified Stock Option Plan (incorporated by reference to the Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.6	1994 Director Stock Option Plan of Insteel Industries, Inc. as Amended and Restated Effective as of April 28, 1998 (incorporated by reference to the Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998).

10.7	Change in Control Severance Agreement between the Company and H.O. Woltz III, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.8	Change in Control Severance Agreement between the Company and Michael C. Gazmarian, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.9	Change in Control Severance Agreement between the Company and Gary D. Kniskern, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.10	Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to the exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1997).

21.1	List of Subsidiaries of Insteel Industries, Inc., at September 27, 2003.

24.1	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

EXHIBIT INDEX, continued
to
Annual Report on Form 10-K of Insteel Industries, Inc., for Year Ended September 27, 2003

Exhibit
Number	Description
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.