Form 10-Q
period 2003-12-27
INSTEEL INDUSTRIES INC
filed 2004-06-14
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2003

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
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 27,	September 27,
	2003	2003
Assets
Current assets:
Cash and cash equivalents	$1,854	$310
Accounts receivable, net	24,158	30,909
Inventories	24,003	30,259
Prepaid expenses and other	8,916	8,309

Total current assets	58,931	69,787
Property, plant and equipment, net	49,831	50,816
Other assets	11,687	12,327

Total assets	$120,449	$132,930

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,026	$19,401
Accrued expenses	7,151	6,369
Current portion of long-term debt	3,063	2,663

Total current liabilities	24,240	28,433
Long-term debt	59,100	67,630
Other liabilities	4,674	5,595
Shareholders’ equity:
Common stock	16,920	16,920
Additional paid-in capital	38,327	38,327
Retained deficit	(19,861)	(20,562)
Accumulated other comprehensive loss	(2,951)	(3,413)

Total shareholders’ equity	32,435	31,272

Total liabilities and shareholders’ equity	$120,449	$132,930

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended
	December 27,	December 28,
	2003	2002
Net sales	$56,135	$46,797
Cost of sales	48,787	42,766

Gross profit	7,348	4,031
Selling, general and administrative expense	3,569	2,759
Other expense	64	9

Earnings before interest and income taxes	3,715	1,263
Interest expense	2,592	2,490
Interest income	(10)	(16)

Earnings (loss) before income taxes	1,133	(1,211)
Income taxes	432	(448)

Net earnings (loss)	$701	$(763)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,460	8,460
Dilutive effect of stock options	234	—

Weighted average shares outstanding (diluted)	8,694	8,460

Per share (basic and diluted):
Net earnings (loss)	$0.08	$(0.09)

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 27,	December 28,
	2003	2002
Cash Flows From Operating Activities:
Net earnings (loss)	$701	$(763)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,755	1,793
Loss on sale of assets	9	33
Deferred income taxes	432	(448)
Net changes in assets and liabilities:
Accounts receivable, net	6,751	6,303
Inventories	6,256	(3,177)
Accounts payable and accrued expenses	(3,894)	(6,065)
Other changes	(1,385)	3,595

Total adjustments	9,924	2,034

Net cash provided by operating activities	10,625	1,271

Cash Flows From Investing Activities:
Capital expenditures	(251)	(282)
Proceeds from notes receivable	—	42
Proceeds from sale of property, plant and equipment	—	7

Net cash used for investing activities	(251)	(233)

Cash Flows From Financing Activities:
Proceeds from long-term debt	600	1,600
Principal payments on long-term debt	(8,730)	(3,550)
Other	(700)	1,121

Net cash used for financing activities	(8,830)	(829)

Net increase in cash and cash equivalents	1,544	209
Cash and cash equivalents at beginning of period	310	310

Cash and cash equivalents at end of period	$1,854	$519

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$2,181	$2,202
Income taxes	—	(2,975)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2003.

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

(2) Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

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

(3) Stock-Based Compensation

     The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment for FASB Statement No. 123.”

     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the grant date. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net earnings and pro forma net earnings per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. The actual and pro forma net earnings and net earnings per share amounts for the three months ended December 27, 2003 and December 28, 2002, respectively, are as follows:

	(Unaudited)
	Three Months Ended
	December 27,	December 28,
(Amounts in thousands, except per share data)	2003	2002
Net earnings (loss) — as reported	$701	$(763)
Additional compensation cost based on fair value recognition, net of tax	15	(117)

Net earnings (loss) — pro forma	$686	$(646)

Basic net earnings (loss) per share — as reported	$0.08	$(0.09)
Basic net earnings (loss) per share — pro forma	0.08	(0.08)
Diluted net earnings (loss) per share — as reported	0.08	(0.09)
Diluted net earnings (loss) per share — pro forma	0.08	(0.08)

(4) Deferred Tax Assets

     The Company has recorded the following amounts for deferred tax assets and tax refunds receivable on its consolidated balance sheet as of December 27, 2003: a current deferred tax asset of $6.6 million (net of valuation allowance) in prepaid expenses and other, and a noncurrent deferred tax asset $5.6 million (net of valuation allowance) in other assets. The Company has gross federal operating loss carryforwards of $18.0 million that will expire in 19 — 20 years and gross state operating loss carryforwards of $37.2 million that begin to expire in six years, but principally expire in 14 — 20 years. The Company also has federal alternative minimum tax credit carryforwards of $360,000 that do not expire.

     The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its federal net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the losses incurred for fiscal years 2001 and 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets in 2002. The valuation allowance was reduced during the fourth quarter of 2003 from $7.5 million to $1.3 million eliminating the valuation allowance on all federal net operating losses (“NOLs”) due to their anticipated utilization in 2004. The remaining $1.3 million valuation allowance is to offset various state NOLs that are not anticipated to be utilized during 2004. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances.

(5) Credit Facilities

Previous Facility

     The Company had a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $9.9 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of December 27, 2003, interest rates on the credit facility were as follows: 7% on the revolver and 8% on the term loans. In addition, a commitment fee is payable on the unused portion of the revolving credit facility and a utilization fee is payable on the $9.9 million term loan.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At December 27, 2003, approximately $5.2 million was available under the revolving credit facility. In addition, under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of December 27, 2003. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of December 27, 2003, the fair value of the swap agreements was ($3.4 million) and was recorded in other liabilities on the Company’s consolidated balance sheet. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements in May 2004 for payments totaling $2.1 million.

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

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. Interest rates on the Term Loan B are based upon the higher of the prime rate or 0.50% plus the federal funds rate plus an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A, and 7.00% for the base rate on Term Loan B. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, 1.50% — 2.25% for the base rate and 3.00% - 3.75% for the LIBOR rate on Term Loan A, and 5.00% — 7.00% for the base rate on Term Loan B. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility.

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

(6) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)
	Three Months Ended
	December 27,	December 28,
(Amounts in thousands, except per share data)	2003	2002
Net earnings (loss)	$701	$(763)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,460	8,460
Dilutive effect of stock options	234	—

Weighted average shares outstanding (diluted)	8,694	8,460

Net earnings (loss) per share (basic and diluted)	$0.08	$(0.09)

     Options to purchase 534,000 shares and 974,000 shares for the three months ended December 27, 2003 and December 28, 2002, respectively, were antidilutive and were not included in the diluted EPS computation.

(8) Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three months ended December 27, 2003 and December 28, 2002, respectively, are as follows:

	(Unaudited)
	Three Months Ended
	December 27,	December 28,
(Amounts in thousands)	2003	2002
Net earnings (loss)	$701	$(763)
Change in fair market value of financial instruments	462	154

Total comprehensive income (loss)	$1,163	$(609)

     The change in the accumulated other comprehensive loss for the three months ended December 27, 2003 is as follows:

(Amounts in thousands)
Balance, September 27, 2003	$(3,413)
Change in fair market value of financial instruments	462

Balance, December 27, 2003 (Unaudited)	$(2,951)

(9) Other Financial Data

     Balance sheet information:

	(Unaudited)
	December 27,	September 27,
(Amounts in thousands)	2003	2003
Accounts receivable, net:
Accounts receivable	$24,290	$31,113
Less allowance for doubtful accounts	(132)	(204)

Total	$24,158	$30,909

Inventories:
Raw materials	$6,942	$11,988
Supplies	268	353
Work in process	1,177	1,143
Finished goods	15,616	16,775

Total	$24,003	$30,259

Other assets:
Noncurrent deferred tax asset, net	$5,643	$5,907
Cash surrender value of life insurance policies	2,291	2,304
Assets held for sale	1,842	1,842
Capitalized financing costs, net	695	1,148
Other	1,216	1,126

Total	$11,687	$12,327

Property, plant and equipment, net:
Land and land improvements	$4,967	$5,057
Buildings	31,790	31,425
Machinery and equipment	62,384	62,715
Construction in progress	615	385

	99,756	99,582
Less accumulated depreciation	(49,925)	(48,766)

Total	$49,831	$50,816

(10) Subsequent Event

     At the time of the Company’s acquisition of Florida Wire and Cable, Inc. (“FWC”), FWC was a party to a Rod Supply Agreement (the “Agreement”) with its parent, GS Industries, Inc. (“GSI”) which was to remain in effect through its termination date of December 31, 2004. The Agreement required FWC to purchase and GSI to supply 80% of FWC’s requirement for certain grades of wire rod subject to a minimum purchase and supply quantity of 99,000 tons per year and a maximum purchase and supply quantity of 150,000 tons per year. On October 1, 2002, FWC was merged into Insteel Wire Products Company, wholly owned subsidiary of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “anticipates,” “expects,” “plans” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and the Company can provide no assurances that such plans, intentions or expectations will be achieved. Many of these risks are discussed in detail in the Company’s periodic reports, in particular in its report on Form 10-K for year ended September 27, 2003, filed with the U.S. Securities and Exchange Commission on June 11, 2004. You should carefully read these risk factors.

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

Results of Operations

Statements of Operations – Selected Data
($ in thousands)

	Three Months Ended
	December 27,		December 28,
	2003	Change	2002
Net sales	$56,135	20%	$46,797
Gross profit	7,348	82%	4,031
Percentage of net sales	13.1%		8.6%
Selling, general and administrative expense	$3,569	29%	$2,759
Percentage of net sales	6.4%		5.9%
Other expense	64	611%	9
Earnings before interest and income taxes	$3,715	194%	$1,263
Percentage of net sales	6.6%		2.7%
Interest expense	$2,592	4%	$2,490
Percentage of net sales	4.6%		5.3%
Effective income tax rate	38.1%		37.0%
Net earnings (loss)	$701	N/M	$(763)

N/M = Not meaningful

First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

Net Sales

     Net sales for the quarter increased 20% to $56.1 million from $46.8 million in the same year-ago period primarily due to higher sales of concrete reinforcing products. Shipments for the quarter rose 13% while average selling prices increased 6% from the prior year levels. Sales of concrete reinforcing products (welded wire fabric and PC strand) increased 25% from the year-ago quarter, rising to 88% of consolidated sales from 85%. Sales of industrial wire products (tire bead wire and other industrial wire) decreased 3% from the year-ago quarter, declining to 12% of consolidated sales from 15%.

Gross Profit

     Gross profit increased 82% to $7.3 million, or 13.1% of net sales in the quarter compared with $4.0 million, or 8.6% of net sales in the same year-ago period. The increase in gross profit was largely driven by higher shipment levels together with increased spreads between average selling prices and raw material costs.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) increased 29% to $3.6 million, or 6.4% of net sales in the quarter from $2.8 million, or 5.9% of net sales in the same year-ago period. The increase in SG&A expense was primarily due to higher incentive plan expense resulting from the improved financial performance of the Company together with legal fees related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers, including the Company, against certain countries exporting into the U.S. market.

Earnings Before Interest and Income Taxes

     The Company’s earnings before interest and income taxes for the quarter were $3.7 million compared to $1.3 million in the same year-ago period.

Interest Expense

     Interest expense for the quarter increased $102,000, or 4%, to $2.6 million from $2.5 million in the same year-ago period. The increase was primarily due to higher average interest rates ($256,000) and amortization of capitalized financing costs ($56,000) offset by lower average borrowing levels on the Company’s senior secured credit facility ($210,000).

Income Taxes

     The effective income tax rate increased to 38.1% in the quarter from 37.0% in the same year-ago period due to the profitable results of the Company in the current year quarter in comparison to the prior year loss together with the reduced impact of permanent book — tax differences.

Net Earnings (Loss)

     The Company’s net earnings for the quarter were $701,000, or eight cents per share compared to a loss of $763,000, or nine cents per share, in the same year-ago period.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Three Months Ended
	December 27,	December 28,
	2003	2002
Net cash provided by operating activities	$10,625	$1,271
Net cash used for investing activities	(251)	(233)
Net cash used for financing activities	(8,830)	(829)
Total long-term debt	62,163	71,690
Percentage of total capital	66%	76%
Shareholders’ equity	$32,435	$22,715
Percentage of total capital	34%	24%
Total capital (total long-term debt + shareholders’ equity)	$94,598	$94,405

Cash Flow Analysis

     Operating activities provided $10.6 million of cash for the first three months of fiscal 2004 compared to $1.3 million in the same year-ago period. The increase was primarily due to the net change in the working capital components of receivables, inventories and accounts payable and accrued expenses providing $9.1 million in the current year while using $2.9 million in the same year-ago period together with the profitable performance of the Company in the current year compared to the prior year loss.

     Investing activities used $251,000 of cash for the first three months of fiscal 2004 compared to $233,000 in the same year-ago period. The Company expects that capital expenditures will remain at reduced levels in 2004 in comparison to the recent historical levels prior to 2001 in connection with its debt reduction efforts and consistent with the limitations imposed under the terms of its new credit facility. The Company is limited to capital expenditures of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and not more than $7.0 million for each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period.

     Financing activities used $8.8 million of cash for the first three months of fiscal 2004 compared to $0.8 million in the same year-ago period. The increase in the financing requirements was primarily due to the $8.1 million decrease in debt in the current year.

     The Company’s total debt to capital ratio decreased to 66% at December 27, 2003 from 76% at December 28, 2002 primarily due to the combined impact of a $9.5 million net reduction in debt and a $9.7 million increase in shareholders’ equity in the current period. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its working capital and capital expenditure requirements.

Credit Facilities

Previous Facility

     The Company had a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $9.9 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of December 27, 2003, interest rates on the credit facility were as follows: 7% on the revolver and 8% on the term loans. In addition, a commitment fee is payable on the unused portion of the revolving credit facility and a utilization fee is payable on the $9.9 million term loan.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At December 27, 2003, approximately $5.2 million was available under the revolving credit facility. In addition, under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of December 27, 2003. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of December 27, 2003, the fair value of the swap agreements was ($3.4 million) and was recorded in other liabilities on the Company’s consolidated balance sheet. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements in May 2004 for payments totaling $2.1 million.

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

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. Interest rates on the Term Loan B are based upon the higher of the prime rate or 0.50% plus the federal funds rate plus an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A, and 7.00% for the base rate on Term Loan B. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A, and 5.00% — 7.00% for the base rate on Term Loan B. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility.

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

     The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s engineered structural mesh business as well as other niche products and these efforts will be intensified in the remainder of fiscal 2004. The Company anticipates that these actions together with the disposal of excess assets will facilitate further reductions in debt and favorably impact its financial performance for fiscal 2004 (see “Cautionary Note Regarding Forward-Looking Statements”).

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

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Based on the Company’s interest rate exposure and floating rate debt levels as of December 27, 2003, and considering the effect of the interest rate swap, a 100 basis point change in interest rates would have an estimated $0.1 million impact on pre-tax earnings over a one-year period. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements in May 2004 for payments totaling $2.1 million.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of December 27, 2003.

Item 4. Controls and Procedures

     The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

     At the time of the Company’s acquisition of Florida Wire and Cable, Inc. (“FWC”), FWC was a party to a Rod Supply Agreement (the “Agreement”) with its parent, GS Industries, Inc. (“GSI”) which was to remain in effect through its termination date of December 31, 2004. The Agreement required FWC to purchase and GSI to supply 80% of FWC’s requirement for certain grades of wire rod subject to a minimum purchase and supply quantity of 99,000 tons per year and a maximum purchase and supply quantity of 150,000 tons per year. On October 1, 2002, FWC was merged into Insteel Wire Products.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter of fiscal 2004.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

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

INSTEEL INDUSTRIES, INC.
Registrant

Date: June 11, 2004	By:	/s/	H.O. Woltz III

H.O. Woltz III
President and Chief Executive Officer

Date: June 11, 2004	By:	/s/	Michael C. Gazmarian

Michael C. Gazmarian
Chief Financial Officer and Treasurer