Form 10-Q
period 2004-03-27
INSTEEL INDUSTRIES INC
filed 2004-06-14
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2004

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
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 27,	September 27,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$462	$310
Accounts receivable, net	38,934	30,909
Inventories	23,961	30,259
Prepaid expenses and other	6,335	8,309

Total current assets	69,692	69,787
Property, plant and equipment, net	49,566	50,816
Other assets	11,495	12,327

Total assets	$130,753	$132,930

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,921	$19,401
Accrued expenses	7,222	6,369
Current portion of long-term debt	3,413	2,663

Total current liabilities	26,556	28,433
Long-term debt	61,150	67,630
Other liabilities	4,083	5,595
Shareholders’ equity:
Common stock	16,932	16,920
Additional paid-in capital	38,316	38,327
Retained deficit	(13,701)	(20,562)
Accumulated other comprehensive loss	(2,583)	(3,413)

Total shareholders’ equity	38,964	31,272

Total liabilities and shareholders’ equity	$130,753	$132,930

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net sales	$73,823	$45,923	$129,958	$92,720
Cost of sales	57,297	42,222	106,084	84,988

Gross profit	16,526	3,701	23,874	7,732
Selling, general and administrative expense	4,290	2,977	7,859	5,736
Other expense (income)	(70)	31	(6)	40

Earnings before interest and income taxes	12,306	693	16,021	1,956
Interest expense	2,362	2,457	4,954	4,947
Interest income	(7)	(1)	(17)	(17)

Earnings (loss) before income taxes	9,951	(1,763)	11,084	(2,974)
Income taxes	3,790	(607)	4,222	(1,055)

Net earnings (loss)	$6,161	$(1,156)	$6,862	$(1,919)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,466	8,460	8,466	8,460
Dilutive effect of stock options	341	—	287	—

Weighted average shares outstanding (diluted)	8,807	8,460	8,753	8,460

Net earnings (loss) per share:
Basic	$0.73	$(0.14)	$0.81	$(0.23)

Diluted	$0.70	$(0.14)	$0.78	$(0.23)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 27,	March 29,
	2004	2003
Cash Flows From Operating Activities:
Net earnings (loss)	$6,862	$(1,919)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,477	3,517
Loss on sale of assets	35	213
Deferred income taxes	4,222	(1,055)
Net changes in assets and liabilities:
Accounts receivable, net	(8,025)	5,113
Inventories	6,298	(2,821)
Accounts payable and accrued expenses	(3,903)	(4,810)
Other changes	(3,055)	3,618

Total adjustments	(951)	3,775

Net cash provided by operating activities	5,911	1,856

Cash Flows From Investing Activities:
Capital expenditures	(1,304)	(479)
Proceeds from notes receivable	—	47
Proceeds from sale of property, plant and equipment	—	13

Net cash used for investing activities	(1,304)	(419)

Cash Flows From Financing Activities:
Proceeds from long-term debt	5,500	6,600
Principal payments on long-term debt	(11,230)	(7,320)
Other	1,275	(694)

Net cash used for financing activities	(4,455)	(1,414)

Net increase in cash and cash equivalents	152	23
Cash and cash equivalents at beginning of period	310	310

Cash and cash equivalents at end of period	$462	$333

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$4,151	$4,290
Income taxes	50	(2,975)

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

     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the grant date. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan: Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net earnings and pro forma net earnings per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. The Company’s pro forma net earnings for period ended March 29, 2003 are greater than its reported earnings due to the cancellation of certain options. Net earnings and net earnings per share for the three months and six months ended March 27, 2004 and March 29, 2003, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
(Amounts in thousands, except per share data)	2004	2003	2004	2003
Net earnings (loss) - as reported	$6,161	$(1,156)	$6,862	$(1,919)
Additional compensation cost based on fair value recognition, net of tax	13	29	28	(88)

Net earnings (loss) - pro forma	$6,148	$(1,185)	$6,834	$(1,831)

Basic net earnings (loss) per share - as reported	$0.73	$(0.14)	$0.81	$(0.23)
Basic net earnings (loss) per share - pro forma	0.73	(0.14)	0.81	(0.22)
Diluted net earnings (loss) per share - as reported	0.70	(0.14)	0.78	(0.23)
Diluted net earnings (loss) per share - pro forma	0.70	(0.14)	0.78	(0.22)

(4) Deferred Tax Assets

     The Company has recorded the following amounts for deferred tax assets and tax refunds receivable on its consolidated balance sheet as of March 27, 2004: a current deferred tax asset of $2.9 million (net of valuation allowance) in prepaid expenses and other, and a noncurrent deferred tax asset $5.4 million (net of valuation allowance) in other assets. The Company has gross federal operating loss carryforwards of $18.0 million that will expire in 19 - 20 years and gross state operating loss carryforwards of $37.2 million that begin to expire in six years, but principally expire in 14 - 20 years. The Company also has federal alternative minimum tax credit carryforwards of $360,000 that do not expire.

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

(5) Pension Benefits

     The Company expects to contribute $572,000 to the defined benefit pension plan during the fiscal year ending October 2, 2004 and has contributed $249,000 during the six month period ended March 27, 2004. The net periodic pension costs and related components for the three months and six months ended March 27, 2004 and March 29, 2003, respectively are as follows:

(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Service Cost	$26	$21	$52	$42
Interest Cost	69	67	138	134
Expected return on plan assets	(54)	(44)	(108)	(88)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	35	39	70	78

Net periodic pension cost	$77	$84	$154	$168

(6) Credit Facilities

Previous Facility

     The Company had a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $9.4 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of March 27, 2004, interest rates on the credit facility were as follows: 6% on the revolver and 8% on the term loans.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At March 27, 2004, approximately $13.2 million was available under the revolving credit facility. In addition, under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of March 27, 2004. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of March 27, 2004, the fair value of the swap agreements was ($2.7 million) and was recorded in other liabilities on the Company’s consolidated balance sheet. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements in May 2004 for payments totaling $2.1 million.

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

     Events of Default

     Under the terms of the credit facility, an event of default will occur with respect to the Company upon the occurrence of, among other things:

•	a default or breach by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts due in excess of $500,000 under such other agreement;

•	certain payment defaults by the Company or any of its subsidiaries in excess of $500,000

•	certain events of bankruptcy or insolvency with respect to the Company;

•	an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or

•	a change of control of the Company.

(7) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
(Amounts in thousands, except per share data)	2004	2003	2004	2003
Net earnings (loss)	$6,161	$(1,156)	$6,862	$(1,919)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,466	8,460	8,466	8,460
Dilutive effect of stock options	341	—	287	—

Weighted average shares outstanding (diluted)	8,807	8,460	8,753	8,460

Net earnings (loss) per share:
Basic	$0.73	$(0.14)	$0.81	$(0.23)

Diluted	$0.70	$(0.14)	$0.78	$(0.23)

     Options to purchase 534,000 shares and 545,000 shares for the three months ended March 27, 2004 and March 29, 2003, respectively, were antidilutive and were not included in the diluted EPS computation. Options to purchase 534,000 shares and 759,000 shares for the six months ended March 27, 2004 and March 29, 2003, respectively, were antidilutive and were not included in the diluted EPS computation.

(8) Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three months and six months ended March 27, 2004 and March 29, 2003, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
(Amounts in thousands)	2004	2003	2004	2003
Net earnings (loss)	$6,161	$(1,156)	$6,862	$(1,919)
Change in fair market value of financial instruments	368	226	830	380

Total comprehensive income (loss)	$6,529	$(930)	$7,692	$(1,539)

     The change in the accumulated other comprehensive loss for the six months ended March 27, 2004 is as follows:

(Amounts in thousands)
Balance, September 27, 2003	$(3,413)
Change in fair market value of financial instruments	830

Balance, March 27, 2004 (Unaudited)	$(2,583)

(9) Other Financial Data

     Balance sheet information:

	(Unaudited)
	March 27,	September 27,
(Amounts in thousands)	2004	2003
Accounts receivable, net:
Accounts receivable	$39,433	$31,113
Less allowance for doubtful accounts	(499)	(204)

Total	$38,934	$30,909

Inventories:
Raw materials	$10,625	$11,988
Supplies	189	353
Work in process	1,283	1,143
Finished goods	11,864	16,775

Total	$23,961	$30,259

Other assets:
Noncurrent deferred tax asset, net	$5,398	$5,907
Cash surrender value of life insurance policies	2,335	2,304
Assets held for sale	1,842	1,842
Capitalized financing costs, net	912	1,148
Other	1,008	1,126

Total	$11,495	$12,327

Property, plant and equipment, net:
Land and land improvements	$5,017	$5,057
Buildings	31,892	31,425
Machinery and equipment	62,647	62,715
Construction in progress	1,062	385

	100,618	99,582
Less accumulated depreciation	(51,052)	(48,766)

Total	$49,566	$50,816

(10) Subsequent Event

     At the time of the Company’s acquisition of Florida Wire and Cable, Inc. (“FWC”), FWC was a party to a Rod Supply Agreement (the “Agreement”) with its parent, GS Industries, Inc. (“GSI”) which was to remain in effect through its termination date of December 31, 2004. The Agreement required FWC to purchase and GSI to supply 80% of FWC’s requirement for certain grades of wire rod subject to a minimum purchase and supply quantity of 99,000 tons per year and a maximum purchase and supply quantity of 150,000 tons per year. On October 1, 2002, FWC was merged into Insteel Wire Porducts Company, wholly owned subsidiary of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “anticipates,” “expects,” “plans” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and the Company can provide no assurances that such plans, intentions or expectations will be achieved. Many of these risks are discussed in detail in the Company’s periodic reports, in particular in its report on Form 10-K year ended September 27, 2003, filed with the U.S. Securities and Exchange Commission on June 11, 2004. You should carefully read these risk factors.

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

Results of Operations

Statements of Operations – Selected Data
($ in thousands)

	Three Months Ended			Six Months Ended
	March 27,		March 29,	March 27,		March 29,
	2004	Change	2003	2004	Change	2003
Net sales	$73,823	61%	$45,923	$129,958	40%	$92,720
Gross profit	16,526	347%	3,701	23,874	209%	7,732
Percentage of net sales	22.4%		8.1%	18.4%		8.3%
Selling, general and administrative expense	$4,290	44%	$2,977	$7,859	37%	$5,736
Percentage of net sales	5.8%		6.5%	6.0%		6.2%
Other expense (income)	(70)	N/M	31	(6)	N/M	40
Earnings before interest and income taxes	$12,306	N/M	$693	$16,021	N/M	$1,956
Percentage of net sales	16.7%		1.5%	12.3%		2.1%
Interest expense	$2,362	(4%)	$2,457	$4,954	—	$4,947
Percentage of net sales	3.2%		5.4%	3.8%		5.3%
Effective income tax rate	38.1%		34.4%	38.1%		35.5%
Net earnings (loss)	$6,161	N/M	$(1,156)	$6,862	N/M	$(1,919)

N/M = Not meaningful

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

Net Sales

     Net sales for the quarter increased 61% to $73.8 million from $45.9 million in the same year-ago period primarily due to higher sales of concrete reinforcing products. Shipments for the quarter rose 22% while average selling prices increased 32% from the prior year levels. Sales of concrete reinforcing products (welded wire fabric and PC strand) increased 71% from the year-ago quarter, increasing to 90% of consolidated sales from 85%. Sales of industrial wire products (tire bead wire and other industrial wire) increased 8% from the year-ago quarter, but declined to 10% of consolidated sales from 15%.

Gross Profit

     Gross profit increased 347% to $16.5 million, or 22.4% of net sales in the quarter compared with $3.7 million, or 8.1% of net sales in the same year-ago period. The increase in gross profit was largely driven by higher shipment levels together with increased spreads between average selling prices and raw material costs.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) increased 44% to $4.3 million, or 5.8% of net sales in the quarter from $3.0 million, or 6.5% of net sales in the same year-ago period. The increase in SG&A expense was primarily due to higher incentive plan expense resulting from the improved financial performance of the Company together with legal fees related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers, including the Company, against certain countries exporting into the U.S. market.

Earnings Before Interest and Income Taxes

     The Company’s earnings before interest and income taxes for the quarter were $12.3 million compared to $693,000 in the same year-ago period.

Interest Expense

     Interest expense for the quarter decreased $95,000, or 4%, to $2.4 million from $2.5 million in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($271,000), partially offset by higher average interest rates ($129,000) and higher amortization of capitalized financing costs ($47,000).

Income Taxes

     The effective income tax rate increased to 38.1% in the quarter from 34.4% in the same year-ago period due to the profitable results of the Company in the current year quarter in comparison to the prior year loss together with the reduced impact of permanent book — tax differences.

Net Earnings (Loss)

     The Company’s net earnings for the quarter were $6.2 million, or 73 cents per share compared to a loss of $1.2 million, or 14 cents per share, in the same year-ago period.

First Six Months of Fiscal 2004 Compared With First Six Months of Fiscal 2003

Net Sales

     Net sales for the first six months of fiscal year 2004 increased 40% to $130.0 million from $92.7 million in the same year-ago period primarily due to higher sales of concrete reinforcing products. Shipments for the six-month period rose 18% while average selling prices increased 19% from the prior year levels. Sales of concrete reinforcing products (welded wire fabric and PC strand) increased 48% from the year-ago period, increasing to 89% of consolidated sales from 85%. Sales of industrial wire products (tire bead wire and other industrial wire) increased 2% from the year-ago period, but declined to 11% of consolidated sales from 15%.

Gross Profit

     Gross profit more than doubled to $23.9 million, or 18.4% of net sales for the first six months of fiscal 2004 compared with $7.7 million, or 8.3% of net sales in the same year-ago period. The increase in gross profit was largely driven by higher shipment levels together with increased spreads between average selling prices and raw material costs.

Selling, General and Administrative Expense

     SG&A expense increased 37% to $7.9 million, or 6.0% of net sales for the first six months of fiscal 2004 from $5.7 million, or 6.2% of net sales in the same year-ago period. The increase in SG&A expense was primarily due to higher incentive plan expense resulting from the improved financial performance of the Company together with legal fees related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers, including the Company, against certain countries exporting into the U.S. market.

Earnings Before Interest and Income Taxes

     The Company’s earnings before interest and income taxes for the first six months of fiscal 2004 were $16.0 million compared to $2.0 in the same year-ago period.

Interest Expense

     Interest expense for the first six months of fiscal 2004 increased slightly to $5.0 million from $4.9 million in the same year-ago period. The increase was primarily due to higher average interest rates ($373,000) and amortization of capitalized financing costs ($103,000), partially offset by lower average borrowing levels on the Company’s senior secured credit facility ($469,000).

Income Taxes

     The effective income tax rate increased to 38.1% for the first six months of fiscal 2004 from 35.5% in the same year-ago period due to the profitable results of the Company in the current year quarter in comparison to the prior year loss together with the reduced impact of permanent book — tax differences.

Net Earnings (Loss)

     The Company’s net earnings for the first six months of fiscal 2004 were $6.9 million, or 81 cents per share compared to a loss of $1.9 million, or 23 cents per share, in the same year-ago period.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Six Months Ended
	March 27,	March 29,
	2004	2003
Net cash provided by operating activities	$5,911	$1,856
Net cash used for investing activities	(1,304)	(419)
Net cash used for financing activities	(4,455)	(1,414)
Total long-term debt	64,563	72,920
Percentage of total capital	62%	77%
Shareholders’ equity	$38,964	$21,785
Percentage of total capital	38%	23%
Total capital (total long-term debt + shareholders’ equity)	$103,527	$94,705

Cash Flow Analysis

     Operating activities provided $5.9 million of cash for the first six months of fiscal 2004 compared to $1.9 million in the same year-ago period. The increase was primarily due to the improvement in the Company’s financial performance in the current year compared to the prior year loss. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $5.6 million in the current year compared to $2.5 million in the same year-ago period.

     Investing activities used $1.3 million of cash for the first six months of fiscal 2004 compared to $419,000 in the same year-ago period. The Company expects that capital expenditures will remain at reduced levels in 2004 in comparison to the recent historical levels prior to 2001 in connection with its debt reduction efforts and consistent with the limitations imposed under the terms of its new credit facility. The Company is limited to capital expenditures of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and not more than $7.0 million for each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period.

     Financing activities used $4.5 million of cash for the first six months of fiscal 2004 compared to $1.4 million in the same year-ago period. The increase in the financing requirements was primarily due to the $5.7 million decrease in debt in the current year.

     The Company’s total debt to capital ratio decreased to 62% at March 27, 2004 from 77% at March 29, 2003 primarily due to the combined impact of a $8.4 million reduction in long-term debt and a $17.2 million increase in shareholders’ equity in the current period. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its working capital and capital expenditure requirements.

Credit Facilities

Previous Facility

     The Company had a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $9.4 million term loan. In February 2003, the Company and its senior lenders agreed to an amendment to the credit agreement that extended the previously amended maturity date of the credit facility from October 15, 2003 to March 31, 2004. The amendment also provided for certain other terms and conditions, including: (1) changes in the applicable margins that allow the Company to lower its interest rates through future reductions in the term loan; (2) additional fees which become payable to the lenders on certain dates unless a refinancing of the credit facility is completed before such dates; (3) the deferral of the payment dates of other contingent fees consistent with the period of time for which the maturity date was extended; (4) adjustments to the financial covenants that are applicable under the credit agreement; (5) limitations on the amount of capital expenditures to $1.8 million for each fiscal year; and (6) mandatory prepayments of the term loan should actual EBITDA exceed certain thresholds.

     Under the amended terms of the credit agreement, interest rates on the credit facility are determined based upon a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, plus, in either case, an applicable interest rate margin. As of March 27, 2004, interest rates on the credit facility were as follows: 6% on the revolver and 8% on the term loans.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. At March 27, 2004, approximately $13.2 million was available under the revolving credit facility. In addition, under the amended terms of the credit agreement, the Company is subject to financial covenants that require the maintenance of EBITDA and net worth above specified levels. The Company was in compliance with all of the financial covenants as of March 27, 2004. The senior secured credit facility is collateralized by all of the Company’s assets.

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

     As required by its lenders under the terms of the credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s variable rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. The Company has designated its interest rate swap agreements as cash flow hedges and formally assesses on an ongoing basis whether these agreements are highly effective in offsetting the changes in the fair values of the interest cash flows under its senior secured credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Changes in the fair value of the swap agreements are recorded as a component of “accumulated other comprehensive loss.” As of March 27, 2004, the fair value of the swap agreements was ($2.7 million) and was recorded in other liabilities on the Company’s consolidated balance sheet. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements in May 2004 for payments totaling $2.1 million.

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

     The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s engineered structural mesh business as well as other niche products and these efforts will be intensified in the second half of fiscal 2004. The Company anticipates that these actions together with the disposal of excess assets will facilitate further reductions in debt and favorably impact its financial performance for fiscal 2004 (see “Cautionary Note Regarding Forward-Looking Statements”).

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

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its senior secured credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. Interest rate differentials paid or received under these swap agreements are recognized in income over the life of the agreements as adjustments to interest expense. Based on the Company’s interest rate exposure and floating rate debt levels as of March 27, 2004, and considering the effect of the interest rate swap, a 100 basis point change in interest rates would have an estimated $0.1 million impact on pre-tax earnings over a one-year period. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements in May 2004 for payments totaling $2.1 million.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of March 27, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the second quarter of fiscal 2004.

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