Form 10-Q
period 2004-06-26
INSTEEL INDUSTRIES INC
filed 2004-08-03
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

     The number of shares outstanding of the registrant’s common stock as of August 3, 2004 was 9,066,471.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 26,	September 27,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,600	$310
Accounts receivable, net	42,272	30,909
Inventories	32,709	30,259
Prepaid expenses and other	5,164	8,309

Total current assets	81,745	69,787
Property, plant and equipment, net	48,829	50,816
Other assets	11,531	12,327

Total assets	$142,105	$132,930

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,472	$19,401
Accrued expenses	17,499	6,369
Current portion of long-term debt	3,680	2,663

Total current liabilities	31,651	28,433
Long-term debt	52,080	67,630
Other liabilities	1,306	5,595
Shareholders’ equity:
Common stock	17,563	16,920
Additional paid-in capital	38,017	38,327
Retained earnings (deficit)	4,262	(20,562)
Accumulated other comprehensive loss	(2,774)	(3,413)

Total shareholders’ equity	57,068	31,272

Total liabilities and shareholders’ equity	$142,105	$132,930

     See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net sales	$96,835	$59,427	$226,793	$152,147
Cost of sales	64,139	52,925	170,223	137,913

Gross profit	32,696	6,502	56,570	14,234
Selling, general and administrative expense	3,331	3,069	11,190	8,805
Other expense (income)	(1,369)	39	(1,375)	79

Earnings before interest and income taxes	30,734	3,394	46,755	5,350
Interest expense	2,241	2,456	7,195	7,403
Interest income	—	(2)	(17)	(19)

Earnings (loss) before income taxes	28,493	940	39,577	(2,034)
Income taxes	10,531	257	14,753	(798)

Net earnings (loss)	$17,962	$683	$24,824	$(1,236)

Weighted average shares outstanding:
Basic	8,561	8,460	8,496	8,460

Diluted	9,077	8,658	8,860	8,460

Net earnings (loss) per share:
Basic	$2.10	$0.08	$2.92	$(0.15)

Diluted	$1.98	$0.08	$2.80	$(0.15)

     See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 26,	June 28,
	2004	2003
Cash Flows From Operating Activities:
Net earnings (loss)	$24,824	$(1,236)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	5,690	5,143
Loss on sale of assets	50	225
Deferred income taxes	7,483	(798)
Net changes in assets and liabilities:
Accounts receivable, net	(11,363)	(1,631)
Inventories	(2,450)	2,227
Accounts payable and accrued expenses	2,900	(5,241)
Other changes	(3,553)	3,785

Total adjustments	(1,243)	3,710

Net cash provided by operating activities	23,581	2,474

Cash Flows From Investing Activities:
Capital expenditures	(1,855)	(607)
Proceeds from notes receivable	—	61
Proceeds from sale of property, plant and equipment	—	13

Net cash used for investing activities	(1,855)	(533)

Cash Flows From Financing Activities:
Proceeds from long-term debt	30,047	9,400
Principal payments on long-term debt	(44,580)	(10,220)
Financing costs	(3,420)	(90)
Termination of interest rate swaps	(2,117)	—
Other	(366)	(400)

Net cash used for financing activities	(20,436)	(1,310)

Net increase in cash and cash equivalents	1,290	631
Cash and cash equivalents at beginning of period	310	310

Cash and cash equivalents at end of period	$1,600	$941

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$6,105	$6,527
Income taxes	1,055	(2,975)

     See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 27, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC.

     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three months and nine months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 2, 2004.

(2)	Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement changes the disclosure requirements for pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement requires additional disclosures to those required in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS No. 132 requires that information be provided separately for pension plans and for other post-retirement benefit plans and is effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company has adopted SFAS No. 132 and provided the interim period disclosure requirements for the three months and nine months ended June 26, 2004 as disclosed in Note 5. The adoption of SFAS No. 132 did not have any impact on the Company’s operating results or financial position.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

     Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, was effective no later than the end of the second quarter of fiscal 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not identified any significant variable interests that would have a material impact on its financial statements since its adoption of FIN 46 at the end of the second quarter of fiscal 2004.

(3)	Stock-Based Compensation

     The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based

Compensation” and, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment for FASB Statement No. 123.”

     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize the fair value of all stock-based awards on the grant date as expense over the vesting period. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net earnings and net earnings per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net earnings and net earnings per share for the three months and nine months ended June 26, 2004 and June 28, 2003, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
(Amounts in thousands, except per share data)	2004	2003	2004	2003
Net earnings (loss) — as reported	$17,962	$683	$24,824	$(1,236)
Additional compensation cost based on fair value recognition, net of tax	10	35	42	(51)

Net earnings (loss) — pro forma	$17,952	$648	$24,782	$(1,185)

Basic net earnings (loss) per share — as reported	$2.10	$0.08	$2.92	$(0.15)
Basic net earnings (loss) per share — pro forma	2.10	0.08	2.92	(0.14)
Diluted net earnings (loss) per share — as reported	1.98	0.08	2.80	(0.15)
Diluted net earnings (loss) per share — pro forma	1.98	0.08	2.80	(0.14)

(4) Deferred Tax Assets

     The Company has recorded the following amounts for deferred tax assets, deferred tax liabilities, and accrued income taxes on its consolidated balance sheet as of June 26, 2004: a current deferred asset of $874,000 in prepaid expenses and other, a noncurrent deferred tax asset of $3.1 million (net of valuation allowance) in other assets and accrued income taxes payable of $6.2 million in accrued expenses. The Company has utilized all of its gross federal operating loss carryforwards of $18.0 million and $15.9 million of gross state operating loss carryforwards based on income generated during the current year. The Company has $21.3 million of gross state operating loss carryforwards that begin to expire in eight years, but principally expire in 17 — 20 years. The Company also has utilized all of its federal alternative minimum tax credit carryforwards of $360,000 due to the income generated during the current year.

     The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s expectations with respect to future operations, the Company anticipates that it will generate sufficient taxable income to utilize all of its state net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the losses incurred for fiscal years 2001 and 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets in 2002. The valuation allowance was reduced during the fourth quarter of 2003 from $7.5 million to $1.3 million eliminating the valuation allowance on all federal net operating losses (“NOLs”) due to their anticipated utilization in 2004. The remaining $1.3 million valuation allowance pertains to various state NOLs that are not anticipated to be utilized during 2004. During 2004, this $1.3 million valuation allowance was reduced to $1.0 million based on the income generated during the current year. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances.

(5)	Pension Benefits

     The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware, (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company has contributed $447,000 to the Delaware Plan during the nine-month period ended June 26, 2004 and it expects to contribute $572,000 for the entire fiscal year ending October 2, 2004. The net periodic pension costs and related components for the Delaware Plan for the three months and nine months ended June 26, 2004 and June 28, 2003, respectively are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
(Amounts in thousands)	2004	2003	2004	2003
Service cost	$26	$21	$78	$63
Interest cost	69	67	207	201
Expected return on plan assets	(54)	(44)	(162)	(132)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	35	39	105	117

Net periodic pension cost	$77	$84	$231	$252

(6)	Credit Facilities

     On June 3, 2004, the Company entered into a new $82.0 million senior secured debt facility, consisting of a $60.0 million revolver, a $17.0 million Term Loan A and a $5.0 million Term Loan B, which has a four-year term maturing on June 2, 2008. Proceeds from the financing were used to pay off and terminate the Company’s previous credit facility (approximately $62.4 million outstanding as of the closing date) and will support the Company’s working capital, capital expenditure and general corporate requirements going forward. The new credit facility is secured by all of the Company’s assets.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 26, 2004, approximately $33.8 million was outstanding on the revolver and excess borrowing availability was $21.1 million, $17.0 million was outstanding on Term Loan A, and $4.4 million was outstanding on Term Loan B. Term Loan A amortizes over 47 months, beginning on July 1, 2004, at $283,000 per month with the remaining principal balance due on June 2, 2008. Term Loan B does not amortize and the entire principal balance is due in a single payment on June 2, 2008. The Credit Agreement also provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A and B.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. Interest rates on the Term Loan B are based upon the higher of the prime rate or 0.50% plus the federal funds rate plus an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A, and 7.00% for the base rate on Term Loan B. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% - 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A, and 5.00% — 7.00% for the base rate on Term Loan B. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of June 26, 2004, interest rates on the credit facility were 4.32% on the revolver, 4.96% on Term Loan A and 11.00% on Term Loan B. In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, will be amortized and recorded as interest expense through the original termination date of January 31, 2005.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties, including that a Material Adverse Change (as defined in the Credit Agreement) has not occurred with respect to the Company.

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. The Company is also required to have consolidated EBITDA (as defined in the Credit Agreement) equal to at least $15.0 million for the quarter ending June 26, 2004. The Company was in compliance with all of the financial covenants as of June 26, 2004.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets.

     The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and not more than $7.0 million for each fiscal year thereafter through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period.

     Events of Default

     Under the terms of the credit facility, an event of default will occur with respect to the Company upon the occurrence of, among other things: a default or breach by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts due in excess of $500,000 under such other agreement; certain payment defaults by the Company or any of its subsidiaries in excess of $500,000; certain events of bankruptcy or insolvency with respect to the Company; an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or a change of control of the Company.

(7)	Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
(Amounts in thousands, except per share data)	2004	2003	2004	2003
Net earnings (loss)	$17,962	$683	$24,824	$(1,236)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,561	8,460	8,496	8,460
Dilutive effect of stock options	516	198	364	—

Weighted average shares outstanding (diluted)	9,077	8,658	8,860	8,460

Net earnings (loss) per share:
Basic	$2.10	$0.08	$2.92	$(0.15)

Diluted	$1.98	$0.08	$2.80	$(0.15)

     Options to purchase 354,000 shares and 566,000 shares for the three months ended June 26, 2004 and June 28, 2003, respectively, were antidilutive and were not included in the diluted EPS computation. Options to purchase 519,000 shares and 686,000 shares for the nine months ended June 26, 2004 and June 28, 2003, respectively, were antidilutive and were not included in the diluted EPS computation. Options to purchase 321,000 shares were exercised during the nine months ended June 26, 2004, resulting in an increase to common stock of $643,000 and a reduction to additional paid-in capital of $310,000.

(8)	Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three months and nine months ended June 26, 2004 and June 28, 2003, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
(Amounts in thousands)	2004	2003	2004	2003
Net earnings (loss)	$17,962	$683	$24,824	$(1,236)
Change in fair market value of financial instruments	(426)	252	404	632
Amortization of financial instrument	235	—	235	—

Total comprehensive income (loss)	$17,771	$935	$25,463	$(604)

     The change in the accumulated other comprehensive loss for the nine months ended June 26, 2004 is as follows:

(Amounts in thousands)
Balance, September 27, 2003	$(3,413)
Change in fair market value of financial instruments	404
Amortization of financial instrument	235

Balance, June 26, 2004 (Unaudited)	$(2,774)

(9)	Other Financial Data

     Balance sheet information:

	(Unaudited)
	June 26,	September 27,
(Amounts in thousands)	2004	2003
Accounts receivable, net:
Accounts receivable	$42,848	$31,113
Less allowance for doubtful accounts	(576)	(204)

Total	$42,272	$30,909

Inventories:
Raw materials	$16,902	$11,988
Supplies	92	353
Work in process	1,656	1,143
Finished goods	14,059	16,775

Total	$32,709	$30,259

Other assets:
Noncurrent deferred tax asset, net	$3,061	$5,907
Capitalized financing costs, net	3,031	1,148
Cash surrender value of life insurance policies	2,384	2,304
Assets held for sale	1,850	1,842
Other	1,205	1,126

Total	$11,531	$12,327

Property, plant and equipment, net:
Land and land improvements	$5,017	$5,057
Buildings	31,973	31,425
Machinery and equipment	62,693	62,715
Construction in progress	1,416	385

	101,099	99,582
Less accumulated depreciation	(52,270)	(48,766)

Total	$48,829	$50,816

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “anticipates,” “expects,” “plans” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and the Company can provide no assurances that such plans, intentions or expectations will be achieved. Many of these risks are discussed in detail in the Company’s periodic reports, in particular in its report on Form 10-K for the year ended September 27, 2003, filed with the U.S. Securities and Exchange Commission. You should carefully read these risk factors.

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

     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they include, but are not limited to, the following:

•	general economic and competitive conditions in the markets in which the Company operates;

•	the cyclical nature of the steel industry;

•	changes in U.S. or foreign trade policy affecting steel imports or exports;

•	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

•	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

•	interest rate volatility;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the Company’s ability to successfully develop niche products, such as its engineered structural mesh products;

•	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties; and

•	continuing escalation in medical costs that affect employee benefit expenses.

Results of Operations

Statements of Operations – Selected Data
($ in thousands)

	Three Months Ended			Nine Months Ended
	June 26,		June 28,	June 26,		June 28,
	2004	Change	2003	2004	Change	2003
Net sales	$96,835	63%	$59,427	$226,793	49%	$152,147
Gross profit	32,696	403%	6,502	56,570	297%	14,234
Percentage of net sales	33.8%		10.9%	24.9%		9.4%
Selling, general and administrative expense	$3,331	9%	$3,069	$11,190	27%	$8,805
Percentage of net sales	3.4%		5.2%	4.9%		5.8%
Other expense (income)	$(1,369)	N/M	$39	$(1,375)	N/M	$79
Earnings before interest and income taxes	$30,734	N/M	$3,394	$46,755	N/M	$5,350
Percentage of net sales	31.7%		5.7%	20.6%		3.5%
Interest expense	$2,241	(9%)	$2,456	$7,195	(3%)	$7,403
Percentage of net sales	2.3%		4.1%	3.2%		4.9%
Effective income tax rate	37.0%		27.3%	37.3%		39.2%
Net earnings (loss)	$17,962	N/M	$683	$24,824	N/M	$(1,236)

N/M = Not meaningful

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Net Sales

     Net sales for the quarter increased 63% to $96.8 million from $59.4 million in the same year-ago period primarily due to higher sales of concrete reinforcing products. Shipments for the quarter decreased 6% while average selling prices increased 73% from the prior year levels. Sales of concrete reinforcing products (welded wire fabric and PC strand) increased 66% from the year-ago quarter, increasing to 90% of consolidated sales from 89%. Sales of industrial wire products (tire bead wire and other industrial wire) increased 42% from the year-ago quarter, but declined to 10% of consolidated sales from 11%.

Gross Profit

     Gross profit for the quarter rose to $32.7 million, or 33.8% of net sales from $6.5 million, or 10.9% of net sales. The increase in gross profit was largely driven by higher spreads between average selling prices and raw material costs resulting from the Company’s efforts to recover rapidly escalating raw material costs during the period.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) increased 9% to $3.3 million, or 3.4% of net sales in the quarter from $3.1 million, or 5.2% of net sales in the same year-ago period. The increase in SG&A expense was primarily due to higher incentive plan expense resulting from the improved financial performance of the Company.

Other Expense (Income)

     Other income for the quarter was $1.4 million primarily due to an $830,000 gain resulting from the settlement of the litigation related to a supply agreement with a vendor and $520,000 of profit generated from the sale of raw material to a vendor compared with expense of $39,000 in the same year-ago period.

Earnings Before Interest and Income Taxes

     The Company’s earnings before interest and income taxes for the quarter were $30.7 million compared to $3.4 million in the same year-ago period.

Interest Expense

     Interest expense for the quarter decreased $215,000, or 9%, to $2.2 million from $2.4 million in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($360,000) and lower average interest rates ($304,000), partially offset by higher amortization of capitalized financing costs ($449,000).

Income Taxes

     The effective income tax rate increased to 37.0% in the quarter from 27.3% in the same year-ago period. The lower effective rate in the year-ago period was primarily due to permanent book-to-tax differences which had a magnified impact due to the reduced level of pre-tax income. During the current quarter, the valuation allowance pertaining to various state NOLs was reduced by $300,000 which had the effect of reducing the effective income tax rate by 1.0%.

Net Earnings

     The Company’s net earnings for the quarter were $18.0 million, or $1.98 per diluted share compared to $683,000, or $0.08 per diluted share, in the same year-ago period.

First Nine Months of Fiscal 2004 Compared With First Nine Months of Fiscal 2003

Net Sales

     Net sales for the first nine months of fiscal year 2004 increased 49% to $226.8 million from $152.1 million in the same year-ago period primarily due to higher sales of concrete reinforcing products. Shipments for the nine-month period rose 9% and average selling prices increased 37% from the prior year levels. Sales of concrete reinforcing products (welded wire fabric and PC strand) rose 54% from the year-ago period, increasing to 89% of consolidated sales from 86%. Sales of industrial wire products (tire bead wire and other industrial wire) increased 15% from the year-ago period, but declined to 11% of consolidated sales from 14%.

Gross Profit

     Gross profit for the first nine months of fiscal 2004 rose to $56.6 million, or 24.9% of net sales from $14.2 million, or 9.4% of net sales. The increase in gross profit was largely driven by higher spreads between average selling prices and raw material costs resulting from the Company’s efforts to recover rapidly escalating raw material costs during the period together with the increased level of shipments.

Selling, General and Administrative Expense

     SG&A expense increased 27% to $11.2 million, or 4.9% of net sales for the first nine months of fiscal 2004 from $8.8 million, or 5.8% of net sales in the same year-ago period. The increase in SG&A expense was primarily due to higher incentive plan expense resulting from the improved financial performance of the Company together with legal fees related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers, including the Company, against certain countries exporting into the U.S. market.

Other Expense (Income)

     Other income for the first nine months of 2004 was $1.4 million primarily due to a $830,000 gain resulting from the settlement of the litigation related to a supply agreement with a vendor and $520,000 of profit generated from the sale of raw material to a vendor compared with expense of $79,000 in the same year-ago period.

Earnings Before Interest and Income Taxes

     The Company’s earnings before interest and income taxes for the first nine months of fiscal 2004 were $46.8 million compared to $5.4 million in the same year-ago period.

Interest Expense

     Interest expense for the first nine months of fiscal 2004 decreased $208,000, or 3%, to $7.2 million from $7.4 million in the same year-ago period. The decrease was primarily due to lower average borrowing levels on the Company’s senior secured credit facility ($846,000) partially offset by increased amortization of capitalized financing costs ($551,000) and higher average interest rates ($87,000).

Income Taxes

     The effective income tax rate decreased to 37.3% for the first nine months of fiscal 2004 from 39.2% in the same year-ago period. During the current year, the valuation allowance pertaining to various state NOLs was reduced by $300,000 which had the effect of reducing the effective income tax rate by 0.7%. In addition, the state effective income tax rate decreased by 0.8% from the prior period due to the anticipated withdrawal from two states in which the Company no longer conducts business.

Net Earnings (Loss)

     The Company’s net earnings for the first nine months of fiscal 2004 were $24.8 million, or $2.92 per share compared to a loss of $1.2 million, or $0.15 per share, in the same year-ago period.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Nine Months Ended
	June 26,	June 28,
	2004	2003
Net cash provided by operating activities	$23,581	$2,474
Net cash used for investing activities	(1,855)	(533)
Net cash used for financing activities	(20,436)	(1,310)
Total long-term debt	55,760	72,820
Percentage of total capital	49%	76%
Shareholders’ equity	$57,068	$22,720
Percentage of total capital	51%	24%
Total capital (total long-term debt + shareholders’ equity)	$112,828	$95,540

Cash Flow Analysis

     Operating activities provided $23.6 million of cash for the first nine months of fiscal 2004 compared to $2.5 million in the same year-ago period. The increase was due to the improvement in the Company’s financial performance in the current year compared to the prior year loss. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $10.9 million in the current year compared to $4.6 million in the same year-ago period to support to higher level of sales. Deferred income taxes provided $7.5 million in the current year while using $798,000 in the prior year due to the substantial pre-tax profit in the current year which resulted in the use of deferred tax assets versus the prior year loss.

     Investing activities used $1.9 million of cash for the first nine months of fiscal 2004 compared to $533,000 in the same year-ago period primarily due to capital outlays related to the expansion of the Company’s engineered structural mesh business. The Company expects that capital expenditures will remain at reduced levels in 2004 in connection with its debt reduction efforts and consistent with the limitations imposed under the terms of its new credit facility. The Company is limited to capital expenditures of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and not more than $7.0 million for each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period.

     Financing activities used $20.4 million of cash for the first nine months of fiscal 2004 compared to $1.3 million in the same year-ago period. The increase in the financing requirements in the current year was primarily due to the $14.5 million reduction in debt, $3.0 million of costs incurred in connection with the refinancing of the Company’s credit facility and payments totaling $2.1 million to terminate interest rate swap agreements.

     The Company’s total debt to capital ratio decreased to 49% at June 26, 2004 from 76% at June 28, 2003 primarily due to the combined impact of a $17.1 million reduction in long-term debt and a $34.3 million increase in shareholders’ equity over the prior twelve-month period. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its working capital and capital expenditure requirements.

Credit Facilities

     On June 3, 2004, the Company entered into a new $82.0 million senior secured debt facility, consisting of a $60.0 million revolver, a $17.0 million Term Loan A and a $5.0 million Term Loan B, which has a four-year term maturing on June

2, 2008. Proceeds from the financing were used to pay off and terminate the Company’s previous credit facility (approximately $62.4 million outstanding as of the closing date) and will support the Company’s working capital, capital expenditure and general corporate requirements going forward. The new credit facility is secured by all of the Company’s assets.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 26, 2004, approximately $33.8 million was outstanding on the revolver and excess borrowing availability was $21.1 million, $17.0 million was outstanding on Term Loan A, and $4.4 million was outstanding on Term Loan B. Term Loan A amortizes over 47 months, beginning on July 1, 2004, at $283,000 per month with the remaining principal balance due on June 2, 2008. Term Loan B does not amortize and the entire principal balance is due in a single payment on June 2, 2008. The Credit Agreement also provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A and B.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. Interest rates on the Term Loan B are based upon the higher of the prime rate or 0.50% plus the federal funds rate plus an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A, and 7.00% for the base rate on Term Loan B. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% - 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A, and 5.00% — 7.00% for the base rate on Term Loan B. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of June 26, 2004, interest rates on the credit facility were 4.32% on the revolver, 4.96% on Term Loan A and 11.00% on Term Loan B. In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, will be amortized and recorded as interest expense through the original termination date of January 31, 2005.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties, including that a Material Adverse Change (as defined in the Credit Agreement) has not occurred with respect to the Company.

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. The Company is also required to have consolidated EBITDA (as defined in the Credit Agreement) equal to at least $15.0 million for the quarter ending June 26, 2004. The Company was in compliance with all of the financial covenants as of June 26, 2004.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets.

     The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and not more than $7.0 million for each fiscal year thereafter through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period.

     Events of Default

     Under the terms of the credit facility, an event of default will occur with respect to the Company upon the occurrence of, among other things: a default or breach by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts due in excess of $500,000 under such other agreement; certain payment defaults by the Company or any of its subsidiaries in excess of $500,000; certain events of bankruptcy or insolvency with respect to the Company; an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or a change of control of the Company.

Off Balance Sheet Arrangements

     The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as defined by Item 303(a)(4) of Regulation S-K of the Securities and Exchange Commission, that have or are reasonably likely to have a material current or future impact on its financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

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

     Excess and obsolete inventory reserves. The Company writes down the carrying value of its inventory for estimated obsolescence to reflect the lower of the cost of the inventory or its estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions for the Company’s products are substantially different than those projected by management, adjustments to these reserves may be required.

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

     Accruals for self-insured liabilities and litigation. The Company has accrued its estimate of the probable costs related to self-insured medical and workers’ compensation claims and legal matters. These estimates have been developed in consultation with the Company’s legal counsel and other advisors and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues as well as the possibility of changes in the underlying facts and circumstances, adjustments to these reserves may be required in the future.

Outlook

     The Company believes that a gradual recovery in nonresidential construction spending from the depressed levels of recent years will lead to increased demand for its concrete reinforcing products in fiscal 2005. Additionally, government spending for infrastructure-related projects is expected to increase with the reauthorization of TEA-21, which is expected to occur in the coming months. Improvements in the Company’s cost structure together with the rapidly rising cost of raw materials and changes in its selling practices have caused margins to expand significantly in fiscal 2004. Limited supplies of hot-rolled steel wire rod, the Company’s primary raw material, have caused the Company, and many of its competitors, to adjust their product offerings and the availability of products in a more disciplined manner based upon relative profitability. While the Company believes that margins may have peaked during its third fiscal quarter, the favorable pricing environment is expected to continue into fiscal 2005. The Company’s ability to continue to pass through higher raw material costs in its markets will be dependent on the competitive environment and the willingness of other producers to accept lower margins to retain volume at the expense of profitability. In the event that it is unsuccessful in recovering higher costs in its markets, the Company’s financial performance would be negatively impacted as a result of the compression in gross margin. Additionally, during the third fiscal quarter the Company was unable to operate certain of its facilities at desired volumes due to raw material availability limitations and it is possible that it may experience intermittent interruptions of production during its fourth fiscal quarter as well.

     The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s engineered structural mesh business as well as other niche products and these efforts will be intensified through the remainder of fiscal 2004 and in fiscal 2005. The Company anticipates that these actions together with the disposal of excess assets will facilitate further reductions in debt and favorably impact its financial performance (see “Cautionary Note Regarding Forward-Looking Statements”).

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

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. As required by its lenders under the terms of its previous credit facility, in April 2000, the Company entered into interest rate swap agreements to reduce the financial impact of future interest rate fluctuations on its earnings and cash flows. These agreements effectively converted $50.0 million of the Company’s floating rate debt to a fixed rate of 7.08% plus the applicable margin under the credit facility. Interest rate differentials paid or received under these swap agreements were recognized in income over the life of the agreements as adjustments to interest expense. In connection with the refinancing that was completed on June 3, 2004, the Company terminated the interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, will be amortized and recorded as interest expense through the original termination date of January 31, 2005. Based on the Company’s interest rate exposure and floating rate debt levels as of June 26, 2004, a 100 basis point change in interest rates would have an estimated $552,000 impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of June 26, 2004.

Item 4. Controls and Procedures

     The Company has carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following Form 8-Ks were filed or furnished, as applicable, during the period covered by this report:

     On May 17, 2004, the Company filed a Report on Form 8-K (Item 5) announcing that it had received commitment letters from new lenders.

     On June 3, 2004, the Company filed a Report on Form 8-K (Item 5) announcing that it had entered into a credit agreement with GE Commercial Finance.

     On June 10, 2004, the Company furnished a Report on Form 8-K (Item 12) regarding its results of operations for the fourth fiscal quarter and year ended September 27, 2003, the first fiscal quarter ended December 27, 2003, and the second fiscal quarter and six months ended March 27, 2004.

     On July 16, 2004, the Company furnished a Report on Form 8-K (Item 12) regarding its results of operations for the third fiscal quarter and nine months ended June 26, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant
Date: August 3, 2004	By:	/s/ H.O. Woltz III
H.O. Woltz III
President and Chief Executive Officer

Date: August 3, 2004	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Chief Financial Officer and Treasurer