Form 10-K
period 2004-10-02
INSTEEL INDUSTRIES INC
filed 2004-12-07
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 2, 2004

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

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 27, 2004 was $12,024,120.

     The number of shares outstanding of the registrant’s common stock as of December 6, 2004 was 9,270,046.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference herein as set forth in Part III hereof.

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

     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they would include, but are not limited to, the following:

•	general economic and competitive conditions in the markets in which the Company operates;

•	the cyclical nature of the steel industry;

•	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

•	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or the Company’s products;

•	interest rate volatility;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the Company’s ability to successfully develop and expand the volume of niche products, such as engineered structural mesh;

•	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continuing escalation in medical costs that affect employee benefit expenses; and

•	the risks discussed herein under the caption “Risk Factors”.

Risk Factors

Risks Related to the Company’s Business

The Company’s business is seasonal and cyclical where prolonged economic declines could have a material adverse effect on its financial performance.

     Demand for most of the Company’s products is both seasonal and cyclical and sensitive to general economic conditions. The Company’s concrete reinforcing products are used for a broad range of commercial, residential and infrastructure construction applications. Demand in these markets is driven by the level of construction activity, which generally is highest in the third and fourth quarters of the Company’s fiscal year when weather conditions are more conducive. As a result of the seasonal nature of the construction industry, sales and profitability generally are lower in the first and second fiscal quarters.

     The Company’s industrial wire products are used in the manufacture of tires and other industrial applications where the seasonal changes are not as pronounced as they are for concrete reinforcing products. However, demand for these products is cyclical based on general economic conditions in the markets served and the overall level of manufacturing activity. A prolonged slowdown in the economy or weakening conditions in any of the markets that the Company serves could have a material adverse impact on its results of operations, financial condition and cash flows.

Fluctuations in the cost and availability of the Company’s primary raw material from domestic and foreign suppliers could have a material adverse effect on its financial performance due to reduced spreads between wire rod costs and selling prices, and increased production costs associated with the underutilization of its facilities.

     The primary raw material used to manufacture the Company’s products is hot-rolled carbon steel wire rod, which is purchased from both domestic and foreign suppliers. During 2004, imported wire rod represented approximately 52% of the Company’s total wire rod purchases compared with 33% in 2003. Demand for hot-rolled steel wire rod in the U.S. contracted between 2000 and the first half of 2003. During the last half of 2003, however, demand began to recover and continued to rise through 2004. Wire rod prices have increased sharply since July 2003 due to reductions in domestic capacity related to mill closures, the pricing impact of the lower value of the U.S. dollar, and anti-dumping duties imposed in 2002 by the U.S. Department of Commerce on seven wire rod producing countries. While favorable market conditions have enabled the Company to raise its selling prices to recover higher wire rod cost, there can be no assurance that such favorable conditions will continue or that future cost increases will be recovered. Additionally, should rod costs decline significantly in the future, the Company’s financial results may be negatively impacted due to unfavorable inventory revaluation adjustments and reduced spreads if the selling prices for its products were to decrease by an even greater extent.

     During 2004, the Company lost production time at certain facilities because it was unable to obtain sufficient quantities of wire rod due to unanticipated delays in foreign deliveries and the opportunistic policies of domestic suppliers. In August 2004 a domestic mill that ceased production in October 2003 restarted production. The production ramp up of this mill, which is favorably located relative to several of the Company’s manufacturing facilities, has significantly improved the availability of domestically produced wire rod. Additionally, the availability of imported wire rod improved in the second half of 2004 as offshore producers took advantage of rising prices in the United States to increase their participation in the domestic market. While the lower value of the U.S. dollar and comparatively high prices for steel scrap and other metallics are expected to contribute to the continuation of higher prices for wire rod, raw material availability is expected to be adequate for the Company to maintain normal production schedules without supply-related interruptions. Although there can be no assurances as to continued availability, as of the first quarter of fiscal 2005 the shortfall had subsided to where the Company expects that the supply of wire rod will be adequate to meet its anticipated future requirements.

Unexpected equipment failures or operational interruptions may lead to curtailments in production or shutdowns.

     If the Company were to experience operational interruptions for any reason, it would be negatively impacted by increased production costs as well as reduced sales and earnings. In addition to equipment failures, the Company’s manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. The manufacturing processes depend on the efficient operation of critical equipment, which may be out of service on occasion because of unanticipated failures. In the future, any such equipment failures could subject the Company to material plant shutdowns or periods of reduced production or unexpected down-time. Furthermore, any operational interruptions may require significant capital expenditures to remedy the situation, which could have a negative effect on the Company’s profitability and cash flows. Although the Company maintains business interruption insurance, any recoveries for such claims could potentially be insufficient to offset the lost revenues or increased costs that may be experienced. In addition to the revenue losses, which may be recoverable under the policy, business disruptions of a repeated or long-term nature could result in a loss of customers which could adversely affect future sales, profitability and cash flow.

The Company’s production costs may increase should commodity prices continue to rise because it does not hedge its exposure to price fluctuations for its raw materials.

     The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices, including prices of hot-rolled carbon steel wire rod. Historically, the Company has typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. However, a tightening of supply in the rod market together with the rising costs of rod producers has resulted in increased price volatility which could continue in the future. In some instances, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments. Because the Company generally does not hedge against price fluctuations, it may be forced to purchase wire rod at higher than anticipated prices. Although changes in its wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which the Company is unable to fully recover increased rod costs through higher selling prices, which would reduce gross profit and cash flow from operations.

The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause its annual debt service obligations to increase significantly.

     All of the Company’s debt obligations under its senior secured credit facility are at variable rates of interest which exposes it to interest rate risk. In connection with the refinancing of its senior secured credit facility in June 2004, the Company terminated certain interest rate swap agreements which were entered as required under the terms of its previous credit facility to reduce the future impact of interest rate fluctuations on earnings and cash flows. Because the Company has not entered into interest rate hedging instruments relating to its refinanced credit facility, if interest rates rise, interest expense on its variable rate indebtedness would increase, decreasing earnings and cash flow.

The Company could have difficulty meeting its funding requirements for debt service, capital investment and maintenance expenditures if there was a substantial downturn in its financial performance.

     As of October 2, 2004, the Company had approximately $52.9 million of long-term debt, consisting of approximately $52.3 million outstanding under its senior secured credit facility and $560,000 outstanding under its industrial revenue refunding bonds. The Company’s operations are capital intensive and require substantial recurring expenditures for routine maintenance of its equipment and facilities. Although the Company expects to finance its business requirements through internally generated funds or from borrowings under its senior secured credit facility, it cannot provide any assurances this will be the case. In the event of a material adverse change in the Company’s financial condition or business operations, the Company may not be able to access funds under its senior secured credit facility. In the event that the Company cannot meet its funding obligations through internally generated funds or from borrowings on its credit facility and cannot access other sources of capital, it’s financial condition and results of operations would be materially adversely impacted.

The Company’s ability and the ability of some of its subsidiaries to engage in some business transactions may be limited by the terms of its debt.

     The Company’s senior secured credit facility contains a number of financial covenants requiring it to meet certain financial ratios and financial condition tests, as well as other covenants that restrict or limit its ability to:

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

     The Company’s businesses are subject to numerous federal, state and local laws and regulations relating to the protection of the environment that could result in substantially increased capital, operating and compliance costs or investments. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.

The Company’s production and earnings could be reduced by strikes or work stoppages by its unionized employees.

     As of October 2, 2004, the Company employed 669 people, of which approximately 62 were union members (approximately 55 employees at its Wilmington, Delaware facility and 7 employees at its Jacksonville, Florida facility). The Company has collective bargaining agreements in place with each union, which expire in November 2006 for the Wilmington facility and April 2005 for the Jacksonville facility. Although the Company believes that its current relations with the labor unions and its unionized employees are satisfactory, any strikes or work stoppages organized by the unions, particularly the union representing certain employees at its Wilmington facility, could reduce production and negatively affect its profitability. Although the Company has a contingency plan to continue serving customers should it experience a disruption of production at any facility, there can be no assurances that a strike or work stoppage would not adversely impact the Company’s operating costs and reduce its earnings.

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

Risks Related to Its Common Stock

The Company may not pay dividends for the foreseeable future.

     In November 2000, the Company suspended its quarterly cash dividend in connection with the terms of a covenant waiver with its lenders under its previous senior secured credit facility. Under the terms of its new credit facility the Company is currently restricted from paying dividends in excess of $750,000 in the aggregate in any fiscal year. Accordingly, investors must rely on sales of their common stock after price appreciation (which may never occur) as the only way to realize income on their investment. The payment of any future dividends, to the extent permitted under the terms of the credit facility, will be at the discretion of its board of directors after taking into account various factors, including its financial condition, operating results, cash needs, and expansion plans.

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

     The Company’s articles of incorporation and bylaws contain provisions that may delay or prevent a change in control, may discourage bids at a premium over the market price of its common stock and may have an adverse affect on the market price of its common stock as well as the voting and other rights of the holders of its common stock. These provisions include:

•	the division of its Board of Directors into three classes servicing staggered three-year terms;

•	prohibiting its shareholders from calling a special meeting of shareholders;

•	the ability to issue additional shares of its common stock or preferred stock without shareholder approval;

•	the existence of a rights agreement, or “poison pill,” that results in the dilution of the value of its common stock held by a potential acquirer and forces any acquirer to negotiate the potential acquisition of the Company with its Board of Directors;

•	prohibiting its shareholders from amending its articles of incorporation or bylaws except with 66 2/3% shareholder approval; and

•	advance notice requirements for raising matters of business or making nominations at shareholder meetings.

Item 1. Business

General

     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of wire products. Insteel is the parent holding company for a wholly-owned operating subsidiary, Insteel Wire Products Company (“IWP”), which manufactures and markets concrete reinforcing products, including welded wire fabric (“WWF”) and prestressed concrete strand (“PC strand”), and industrial wire products, including tire bead wire and other industrial wire products for a broad range of construction and industrial applications. Insteel’s business strategy is focused on achieving leadership positions in its markets and operating as the lowest cost producer. The Company pursues growth opportunities in existing or related product lines sold to the same customers that leverage off of its infrastructure and core competencies in the manufacture and marketing of wire products.

Internet Access to Company Information

     Additional information about the Company and its filings with the U.S. Securities and Exchange Commission (“SEC”) are available, at no cost, on the Company’s web site at www.insteel.com. The information available on the Company’s web site is not part of this report and shall not be deemed incorporated into any of the Company’s SEC filings.

Products

     Concrete Reinforcing Products. The Company’s concrete reinforcing products consist of welded wire fabric and prestressed concrete strand (“PC strand”).

     Welded wire fabric (“WWF”) is produced as either a commodity or a specially engineered reinforcing product for use in infrastructure, residential, and commercial construction. Insteel produces a full range of WWF products, including pipe mesh, building mesh and engineered structural mesh (“ESM”). Pipe mesh is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. Building mesh is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and a variety of slab-on-grade applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures serving as a replacement for hot-rolled rebar. For 2004, WWF sales represented 53% of the Company’s consolidated net sales.

     PC strand is a high carbon seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either prestressed or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. For 2004, PC strand sales represented 37% of the Company’s consolidated net sales.

     Industrial Wire Products. In addition to its concrete reinforcing products, the Company also produces tire bead wire and other industrial wire.

     Tire bead wire is a bronze-plated steel wire that is used by tire manufacturers to reinforce the inside diameter of a tire and hold the tire to the wheel. The bronze coating serves to provide the product with rubber adhesion properties, which is critical to its application. For 2004, tire bead wire sales represented 8% of the Company’s consolidated net sales.

     Other industrial wire is specialty small diameter wire sold as an intermediate product to manufacturers for a broad range of industrial and commercial applications. Industrial wire is produced to customer specifications based upon the specific requirements of their manufacturing processes and the end use for the finished product. Product attributes vary with the specific application and can include intermediate heat-treating as well as stringent dimensional tolerance specifications and mechanical properties. For 2004, industrial wire sales represented 2% of the Company’s consolidated net sales.

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

Customers

     The Company sells its products to a broad range of customers including manufacturers, distributors and wholesalers. There were no customers that represented 10% or more of the Company’s net sales in 2004, 2003 or 2002.

Product Warranties

     The Company’s products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination, or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company does not maintain a reserve for warranties due to immateriality. The Company maintains product liability insurance coverage to minimize its exposure to such risks.

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

Raw Materials

     The primary raw material used to manufacture Insteel’s products is hot-rolled carbon steel wire rod, which the Company purchases from both domestic and foreign suppliers. Wire rod can generally be characterized as a commodity-type product. The Company purchases several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties, and metallurgical characteristics that are required for its various end products. In spite of the tight market conditions that prevailed for much of fiscal 2004, the Company believes that wire rod is available in sufficient quantities to meet its future requirements.

     Pricing for wire rod tends to fluctuate with domestic market conditions as well as the global economic environment. Domestic demand for wire rod exceeds domestic production, and as such, imports of wire rod are essential to provide adequate supply to U.S. consumers of wire rod. In recent years, the Company has relied on imported wire rod to satisfy between 20% and 52% of its total requirements. During 2004, imported wire rod represented approximately 52% of the Company’s total wire rod purchases compared with 33% in 2003. The Company believes that the substantial volume and desirable mix of products represented by its wire rod requirements makes it an attractive customer to suppliers thereby providing it with the opportunity to purchase rod at more favorable pricing relative to its competitors. As the Company’s purchases are dollar denominated, there are no exchange rate risks.

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

     In addition to the TRQ limitations, in August 2001, four domestic producers of wire rod filed anti-dumping and countervailing duty complaints against twelve wire rod exporting countries. These countries accounted for over 80% of the imported wire rod that entered the domestic market during the year preceding the filing. In October 2002, the ITC determined that domestic producers were materially injured by imports of carbon steel wire rod from seven countries. The Department of Commerce (“DOC”) found that wire rod had been sold in the United States at less than fair value and imposed anti-dumping duty margins ranging from 4% to 369%. Subsequently, administrative reviews have reduced anti-dumping margins for certain exporting countries to the extent that the Company believes they may become more active in the domestic wire rod market.

     In 2002, demand for wire rod in the United States was curtailed by the continued weakness in economic conditions. In spite of the reduced demand, wire rod prices rose primarily due to the decreasing supply of foreign rod resulting from trade restrictions as well as reductions in domestic capacity related to mill closures. Although alternative sources of foreign rod were available to meet the Company’s requirements, prices increased as a result of the uncertainty caused by the pending anti-dumping and countervailing duty cases. In 2003, demand for wire rod remained at depressed levels due to the continuation of weak economic conditions. Additional reductions in domestic capacity, including the closure of a major rod mill that was previously one of the Company’s primary suppliers, significantly curtailed the domestic supply alternatives available to wire rod consumers. Prices escalated due to the combined impact of the decrease in domestic supply and the reduced availability of rod from foreign countries that were subject to the anti-dumping and countervailing duty orders. Additionally, the weakening in the value of the dollar drove import prices higher. In 2004, demand for wire rod increased due to improved economic conditions. Domestic market prices increased dramatically between January and August 2004 driven by increased demand, the lower value of the dollar, and rising prices for metallics, energy, and other inputs required in the steel making process. During this period, the Company adopted a pricing policy with respect to its wire products driven off of the replacement costs of wire rod rather than the inventory carrying value. The rapidly increasing cost environment together with the Company’s modified pricing policy favorably impacted its profit margins beginning in January 2004.

     The Company expects to be able to obtain adequate quantities of wire rod going forward to avoid operational disruptions due to increasing supplies of imported material and the recent startup of additional domestic production capacity. Wire rod prices are expected to remain at historically high levels for the near future due to high cost of metallics and rising costs of energy and other manufacturing inputs.

     Selling prices for the Company’s products tend to move closely with changes in rod prices — typically within a three-month period — although the timing varies based on market conditions and competitive factors. The relative supply and demand conditions in the Company’s markets for its finished products determines whether its margins expand or contract during periods of rising or falling wire rod prices.

Competition

     The markets in which Insteel’s business is conducted are highly competitive, including competition from other manufacturers of wire products whose revenues and financial resources are much larger than the Company’s. Some of its competitors are integrated steelmakers that produce both wire rod and wire products and offer multiple product lines over broad geographical areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. The Company believes that it is one of the leading low cost producers of wire products based upon its technologically-advanced manufacturing facilities and production capabilities. In addition, the Company believes that it offers a broader range of products through more diverse distribution channels than any of its competitors. The Company believes that it is well positioned to compete favorably with other producers of wire products.

Employees

     As of October 2, 2004, the Company employed 669 people, of which approximately 62 were union members (approximately 55 employees at its Wilmington, Delaware facility and 7 employees at its Jacksonville, Florida facility). The Company has collective bargaining agreements in place with each union, which expire in November 2006 for the Wilmington facility and April 2005 for the Jacksonville facility. Although the Company believes that its current relations with the labor unions and its unionized employees are satisfactory, any strikes or work stoppages organized by the unions, particularly the union representing certain employees at its Wilmington facility, could reduce production and negatively affect its profitability. Although the Company has a contingency plan to continue serving customers should it experience a disruption of production at any facility, there can be no assurances that a strike or work stoppage would not adversely impact the Company’s operating costs and reduce its earnings.

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

Executive Officers of the Company

     The executive officers of the Company are as follows:

Name	Age	Position with the Company
Howard O. Woltz, Jr.	79	Chairman of the Board and a Director
H.O. Woltz III	48	President, Chief Executive Officer and a Director
Michael C. Gazmarian	45	Chief Financial Officer and Treasurer
Gary D. Kniskern	59	Vice President – Administration and Secretary

     Howard O. Woltz, Jr., has been a Director and Chairman of the Board since 1958 and has served in various capacities for more than 51 years. He had been President of the Company from 1958 to 1968 and from 1974 to 1989. He previously served as Vice President, General Counsel and a director of Quality Mills, Inc., a publicly held manufacturer of knit apparel and fabrics, for more than 35 years prior to its acquisition in 1988 by Russell Corporation.

     H. O. Woltz III, a son of Howard O. Woltz, Jr., was elected Chief Executive Officer in 1991 and has served in various capacities for more than 26 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and also serves as President of IWP. Mr. Woltz serves on the Executive Committee of the Company’s Board of Directors.

     Michael C. Gazmarian joined Insteel as Chief Financial Officer and was elected Treasurer in 1994. He had been with Guardian Industries Corp., a privately held glass manufacturer, since 1986, serving in various financial capacities.

     Gary D. Kniskern was elected Vice President — Administration in 1994 and has served in various capacities for more than 23 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979.

     The executive officers listed above were elected by the Board of Directors at a meeting held February 23, 2004 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 15, 2005.

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

Item 3. Legal Proceedings.

     From time to time, the Company is subject to various legal proceedings. However, there are no material legal proceedings currently pending to which the Company or any of its subsidiaries is a party or which any of their property is a subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities.

     The Company’s common stock traded on the OTC Bulletin Board (“OTCBB”) from February 8, 2002 to February 18, 2004. On February 19, 2004, the Company’s common stock ceased trading on the OTCBB and began trading on the Pink Sheets due to the Company’s noncompliance with certain OTCBB filing requirements. The Company cured its noncompliance issues with the OTCBB with the filing of its late reports with the SEC, and on July 1, 2004, its common stock resumed trading on the OTCBB. On September 28, 2004, the Company’s common stock began trading on the NASDAQ National Market under the symbol “IIIN”. The Company’s common stock was listed on the New York Stock Exchange from 1992 through February 7, 2002.

     At December 6, 2004, there were 1,511 shareholders of record. For information regarding the Company’s stock price and dividend history, see “Item 8(b) — Supplementary Data” in this report.

     In November 2000, the Company suspended its quarterly cash dividend in connection with the terms of a covenant waiver with its senior lenders under its previous credit facility. Pursuant to the restrictions of its new credit facility, the Company is subject to limitations on the payment of dividends (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities”).

     In April 1999, the Company’s Board of Directors adopted a Rights Agreement between the Company and First Union National Bank, as Rights Agent. In connection with adopting the Rights Agreement, the Company declared a dividend of one right per share of the Company’s common stock to shareholders of record as of May 17, 1999. Generally, the Rights Agreement provides that one right will attach to each share of the Company’s common stock issued after that date. Each right entitles the registered holder to purchase from the Company on certain dates described in the Rights Agreement one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock. For more information regarding the Company’s Rights Agreement, see Note 17 under “Item 8(a) — Financial Statements” in this report.

Equity Compensation Plan Information
Year Ended October 2, 2004
(In thousands, except exercise price amounts)

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options,	future issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	449	$4.57	—
Equity compensation plans not approved by security holders related to a non-qualified stock option grant to one Director	20	$7.88	—

Total	469	$4.71	—

Item 6. Selected Financial Data.

Financial Highlights
(In thousands, except per share amounts)

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,	September 29,	September 30,
	2004	2003	2002	2001	2000
Net sales	$332,632	$212,125	$251,034	$299,798	$315,285
Restructuring charges	—	—	12,978	28,299	—
Earnings (loss) before accounting change	36,716	6,722	(11,364)	(23,754)	2,121
Net earnings (loss)	36,716	6,722	(25,722)	(23,754)	2,121
Earnings (loss) per share before accounting change (basic)	4.25	0.79	(1.34)	(2.81)	0.25
Earnings (loss) per share before accounting change (diluted)	4.08	0.78	(1.34)	(2.81)	0.25
Net earnings (loss) per share (basic)	4.25	0.79	(3.04)	(2.81)	0.25
Net earnings (loss) per share (diluted)	4.08	0.78	(3.04)	(2.81)	0.25
Cash dividends per share	—	—	—	—	0.24
Total assets	150,944	132,930	136,388	196,553	245,688
Total long-term debt	52,928	70,293	73,640	100,705	105,000
Shareholders’ equity	70,677	31,272	23,324	50,064	77,439

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” at the beginning of this Form 10-K.

Critical Accounting Policies

     The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s discussion and analysis of its financial condition and results of operations are based on these financial statements. The preparation of the Company’s financial statements requires the application of these accounting principles in addition to certain estimates and judgments by the Company’s management. The Company’s estimates and judgments are based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.

     The following critical accounting policies are used in the preparation of the financial statements:

     Revenue recognition and credit risk. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104 when products are shipped and risk of loss and title has passed to the customer. Substantially all of the Company’s accounts receivable are due from customers that are located in the U.S. and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. There is no disproportionate concentration of credit risk.

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

     Recent accounting pronouncements. In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement changes the disclosure requirements for pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement requires additional disclosures to those required in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS No. 132 requires that information be provided separately for pension plans and for other post-retirement benefit plans and is effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted SFAS No. 132 as of the beginning of the second quarter of fiscal 2004 (December 28, 2003) and its adoption did not have any impact on the Company’s operating results or financial position.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

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

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)

	Year Ended
	(53 weeks)			(52 weeks)				(52 weeks)
	October 2,			September 27,				September 28,
	2004	Change		2003		Change		2002
Net sales	$332,632	57%		$212,125		(15%)		$251,034
Gross profit	81,339	282%		21,287		(12%)		24,084
Percentage of net sales	24.5%			10.0%				9.6%
Selling, general and administrative expense	$15,210	34%		$11,334		(2%)		$11,560
Percentage of net sales	4.6%			5.3%				4.6%
Restructuring charges	$—	N/	M	$—		N/	M	$12,978
Other expense (income)	(1,589)	N/	M	7		N/	M	(797)
Earnings before interest, income taxes and accounting change	67,718	581%		9,946		N/	M	343
Interest expense	8,953	(11%)		10,077		(15%)		11,815
Percentage of net sales	2.7%			4.8%				4.7%
Effective income tax rate	37.5%			N/	M			0.1%
Cumulative effect of accounting change	$—	N/	M	$—		—		$(14,358)
Net earnings (loss)	36,716	446%		6,722		N/	M	(25,722)
Percentage of net sales	11.0%			3.2%				(10.2%)

“N/M” = not meaningful

2004 Compared with 2003

Net Sales

     Net sales increased 57% to $332.6 million in 2004 from $212.1 million in 2003 primarily due to higher selling prices for the Company’s products largely driven by escalating raw material costs that it was able to pass through to its customers. Average selling prices for the year increased 48% and shipments rose 6% from the prior year levels. Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) increased 62% from a year ago, increasing to 90% of consolidated sales from 87%. Sales of industrial wire products (tire bead wire and other industrial wire) rose 24% from the prior year, but fell to 10% of consolidated sales from 13%. The changes in product mix were primarily due to reduced shipments for industrial wire products and lower price increases relative to the average price increases for the Company’s concrete reinforcing products. Based on the Company’s fiscal calendar, sales for the current year benefited from reflecting one additional week than the prior year.

Gross Profit

     Gross profit rose to $81.3 million, or 24.5% of net sales in 2004 from $21.3 million, or 10.0% of net sales in 2003. The increase in gross profit was largely driven by higher spreads between average selling prices and raw material costs resulting from the Company’s efforts to recover rapidly escalating raw material costs during the period together with the increased level of shipments. In addition, gross profit for the current year benefited from the sale of lower cost inventory in view of the increases in raw material costs and average selling prices that occurred over the course of the year.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) increased 34% to $15.2 million, or 4.6% of net sales in 2004 from $11.3 million, or 5.3% of net sales in 2003. The increase in SG&A expense was primarily due to higher incentive plan expense resulting from the improved financial performance of the Company, legal fees related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers, including the Company, against certain countries exporting into the U.S. market, and higher employee medical insurance costs.

Other Expense (Income)

     Other income was $1.6 million in 2004 compared with other expense of $7,000 in 2003. The income for the current year was primarily comprised of an $830,000 gain resulting from the settlement of the litigation related to a supply agreement with a vendor and $572,000 of profit from the sale of raw material to a vendor.

Earnings Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change increased to $67.7 million in 2004 compared with $9.9 million in 2003 primarily due to the higher sales and gross profit in the current year.

Interest Expense

     Interest expense decreased $1.1 million, or 11%, to $9.0 million in 2004 from $10.1 million in 2003. The decrease was primarily due to reductions in the average borrowing levels on the Company’s senior secured credit facility ($1.5 million) and average interest rates ($890,000), partially offset by higher amortization expense associated with the terminated interest rate swaps and capitalized financing costs ($1.3 million).

Income Taxes

     The Company’s effective income tax rate decreased to 37.5% in 2004. In 2003, the effective income tax rate was impacted by a reduction in the valuation allowance on deferred income tax assets from $7.5 million to $1.3 million combined with the near break-even pre-tax earnings (a pre-tax loss of $112,000). In 2004, the valuation allowance was further reduced to $900,000 based upon the Company’s utilization of state net operating loss carryforwards against which an allowance had previously been established. However the reduction in the valuation allowance did not significantly impact the effective tax rate in view of the magnitude of the Company’s pre-tax earnings in 2004.

Net Earnings

     The Company’s net earnings for 2004 increased to $36.7 million, or $4.08 per diluted share, compared to $6.7 million, or $0.78 per diluted share, in 2003 primarily due to the higher sales and gross profit together with the other income and reduction in interest expense in the current year.

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

Earnings Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change was $9.9 million in 2003 compared with $343,000 in 2002. Excluding restructuring charges and the gain on an insurance settlement, the Company’s earnings before interest, income taxes and accounting change in the prior year was $12.3 million.

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

Income Taxes

     The Company’s effective income tax rate was significantly impacted by a reduction of the valuation allowance on deferred income tax assets from $7.5 million to $1.3 million. The reduction in the valuation allowance was due to management’s determination that the realization of certain net operating loss carryforwards was more likely than not and accounts for $6.2 million of the $6.8 million benefit for income taxes that was recorded in 2003. Due to the near breakeven pre-tax earnings of the Company (a pre-tax loss of $112,000), the changes in the valuation allowance were amplified in the calculation of the effective income tax rates.

Cumulative Effect of Accounting Change

     In 2002, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, for the cumulative effect of an accounting change. During the second quarter of fiscal 2002, the Company completed the impairment testing of the goodwill associated with Florida Wire and Cable, Inc. (“FWC”), required in connection with its adoption of SFAS No. 142 effective

September 30, 2001, the first day of fiscal year 2002. Based on the results of the testing, the Company determined that goodwill had been impaired and that a charge should be recorded as of the date of adoption at the beginning of fiscal 2002.

Net Earnings (Loss)

     The Company’s net earnings for 2003 were $6.7 million, or $0.78 per diluted share, compared to a loss of $25.7 million, or $3.04 per diluted share, in 2002. Excluding the cumulative effect of an accounting change, the loss in 2002 was $11.4 million, or $1.34 per diluted share.

Liquidity and Capital Resources

Selected Financial Data
(Dollars in thousands)

Cash Flow Analysis

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Net cash provided by operating activities	$27,769	$5,165	$9,446
Net cash provided by (used for) investing activities	(3,019)	(716)	18,168
Net cash used for financing activities	(22,742)	(4,449)	(28,266)
Working capital	61,066	41,354	32,421
Total debt	52,928	70,293	73,640
Percentage of total capital	43%	69%	76%
Shareholders’ equity	$70,677	$31,272	$23,324
Percentage of total capital	57%	31%	24%
Total capital	$123,605	$101,565	$96,964

     Operating activities provided $27.8 million of cash in 2004, $5.2 million in 2003 and $9.4 million in 2002. The increase in 2004 was primarily due to the improved financial performance of the Company partially offset by the additional working capital investment required to support the higher level of sales. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $23.0 million in 2004 compared to $5.4 million in 2003. Depreciation and amortization increased by $1.1 million, or 15%, compared to the prior year primarily due to the increased amortization associated with the terminated interest rate swaps. Deferred income taxes provided $7.5 million in the current year while using $6.8 million in the prior year primarily due to the substantial pre-tax profit in the current year which resulted in the use of net operating loss carryforwards.

     Investing activities used $3.0 million of cash in 2004 and $716,000 in 2003 while providing $18.2 million in 2002. The cash provided in 2002 was principally related to the $16.4 million of proceeds generated from the sale of the South Carolina industrial wire business, the Company’s investment in Structural Reinforcement Products, Inc. and certain assets of the Company’s galvanized strand and nail businesses. Capital expenditures amounted to $3.0 million, $1.0 million and $528,000 in 2004, 2003 and 2002, respectively. The increases in capital expenditures were primarily related to the capital outlays associated with the expansion of the Company’s engineered structural mesh business. Under the terms of the Company’s credit facility, it is limited to capital expenditures of not more than $7.0 million for fiscal 2005 and each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period. Since the Company’s 2004 capital expenditures were $2.0 million below the amount permitted by its credit facility, the capital expenditure limitation applicable for 2005 is $9.0 million. The Company is proceeding with expansions of its engineered structural mesh, PC strand and pipe mesh businesses which will together represent an investment of approximately $8.0 million over the 2005 – 2006 period and currently expects that its capital outlays will amount to $9.0 million in 2005 and $5.0 million in 2006.

     Financing activities used $22.7 million, $4.4 million and $28.3 million of cash in 2004, 2003 and 2002, respectively. The increase in financing requirements in the current year was primarily due to the $17.4 million reduction in debt, $3.5 million of costs incurred in connection with the refinancing of the Company’s credit facility and $2.1 million of payments that were required to terminate interest rate swap agreements. In 2003, principal payments reflect the application of a $3.0 million federal tax refund, which was used to pay down term debt on the previous senior secured credit facility.

     The Company’s total debt to capital ratio decreased to 43% at October 2, 2004 compared with 69% at September 27, 2003 and 76% at September 28, 2002. The decrease was due to the combined impact of a $17.4 million net reduction in debt and a $39.4 million increase in shareholders’ equity in the current year. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its working capital and capital expenditure requirements.

Credit Facilities

     On June 3, 2004, the Company entered into a new $82.0 million senior secured debt facility which has a four-year term maturing on June 2, 2008 consisting of a $60.0 million revolver, a $17.0 million Term Loan A and a $5.0 million Term Loan B. Proceeds from the financing were used to pay off and terminate the Company’s previous credit facility (approximately $62.4 million outstanding as of the closing date) and will support the Company’s working capital, capital expenditure and general corporate requirements going forward. The new credit facility is secured by all of the Company’s assets.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 2, 2004, approximately $52.4 million was outstanding on the senior secured credit facility with $32.8 million drawn and $23.5 million of additional borrowing capacity on the revolver, $15.2 million outstanding on Term Loan A, and $4.4 million outstanding on Term Loan B. Outstanding letters of credit on the revolver amounted to $3.7 million as of October 2, 2004 and $1.9 million as of September 27, 2003. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A and B. Based on its preliminary calculation of Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), the Company expects to make a mandatory prepayment of $11.4 million in December 2004 of which $7.0 million would be applied against Term Loan A and $4.4 million against Term Loan B to pay off the outstanding balance. The Excess Cash Flow payment is not classified as a current liability since the Company intends to fund the payment on the revolver. The remaining balance on Term Loan A will continue to be amortized at $283,000 per month until it has been paid in its entirety. During 2004, the Company made voluntary prepayments of $625,000 on each of Term Loan A and B.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. Interest rates on the Term Loan B are based upon the higher of the prime rate or 0.50% plus the federal funds rate plus an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A, and 7.00% for the base rate on Term Loan B. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% - 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A, and 5.00% — 7.00% for the base rate on Term Loan B. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of October 2, 2004, interest rates on the credit facility were 5.44% on the revolver, 5.47% on Term Loan A and 11.75% on Term Loan B. In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, is being amortized and recorded as interest expense through the original termination date of January 31, 2005.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of October 2, 2004, the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) was 1.90 and it was in compliance with all of the financial covenants.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of October 2, 2004, the Company was in compliance with all of the negative covenants.

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

Off-Balance Sheet Arrangements

     The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as defined by Item 303(a) (4) of Regulation S-K of the Securities and Exchange Commission, that have or are reasonably likely to have a material current or future impact on its financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Aggregate Contractual Obligations

     The Company’s aggregate contractual obligations are as follows:

Payments Due by Period
(in thousands)

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations:
Long-term debt obligations	$52,928	$3,960	$48,968	$—	$—
Operating lease obligations	1,503	497	562	25	419

Total	$54,431	$4,457	$49,530	$25	$419

Outlook

     The Company believes that a gradual recovery in nonresidential construction spending from the depressed levels of recent years will lead to increased demand for its concrete reinforcing products in fiscal 2005. Additionally, the Company expects government spending for infrastructure-related projects to increase with the enactment of the successor funding legislation to TEA-21, which is expected to occur in the coming months. Improvements in the Company’s cost structure together with the rapidly rising cost of raw materials and changes in its selling practices caused margins to expand significantly in fiscal 2004. The combination of escalating prices and limited supplies of hot-rolled steel wire rod, the Company’s primary raw material, have caused the Company, and many of its competitors, to adjust their product offerings and the availability of products in a more disciplined manner based upon relative profitability. The Company believes that the favorable pricing environment will continue into fiscal 2005. The Company’s ability to continue to pass through higher raw material costs in its markets will be dependent on the competitive environment and the willingness of other producers to accept lower margins to retain volume at the expense of profitability. In the event that it is unsuccessful in recovering higher costs in its markets, the Company’s financial performance would be negatively impacted as a result of the compression in gross margin.

     The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s engineered structural mesh (“ESM”) business as well as other niche products and these efforts will be intensified in fiscal 2005. The Company will also be proceeding with initiatives to reconfigure and expand the capacity of its ESM, PC strand and pipe mesh businesses which are expected to favorably impact its operating costs and position it to satisfy future increases in demand in these markets. The Company expects that capital expenditures will amount to $9.0 million in 2005 to support these expansions as well as provide for recurring maintenance and replacement requirements. The Company anticipates that these actions together with the disposal of excess assets will facilitate further reductions in debt and favorably impact its financial performance (see “Cautionary Note Regarding Forward-Looking Statements”).

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

Commodity Prices

     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot-rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers and denominated in U.S. dollars. Historically the Company has typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. The recent tightening of supply in the rod market together with the rising costs of rod producers has resulted in increased price volatility. In some instances, rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis. The Company’s ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, and other trade actions. Although changes in wire rod costs and the Company’s selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which it is unable to fully recover increased rod costs through higher selling prices, which reduces its gross profit and cash flow from operations.

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. In connection with the refinancing that was completed on June 3, 2004, the Company terminated interest rate swap agreements required by its previous lenders for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, is being amortized and recorded as interest expense through the original termination date of January 31, 2005. Based on the Company’s interest rate exposure and floating rate debt levels as of October 2, 2004, a 100 basis point change in interest rates would have an estimated $524,000 impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of October 2, 2004.

Item 8. Financial Statements and Supplementary Data.

(a)	Financial Statements

(b)	Supplementary Data

          Selected quarterly financial data is as follows:

Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
	December 27	March 27	June 26	October 2
2004
Operating results:
Net sales	$56,135	$73,823	$96,835	$105,839
Gross profit	7,348	16,526	32,696	24,769
Net earnings	701	6,161	17,962	11,892
Per share data:
Net earnings (basic)	0.08	0.73	2.10	1.31
Net earnings (diluted)	0.08	0.70	1.98	1.27
Stock prices
High	1.05	1.85	6.20	14.55
Low	0.60	0.55	1.60	5.97

	Quarter Ended
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	December 28	March 29	June 28	September 27
2003
Operating results:
Net sales	$46,797	$45,923	$59,427	$59,978
Gross profit	4,031	3,701	6,502	7,053
Net earnings (loss)	(763)	(1,156)	683	7,958
Per share data:
Net earnings (loss) (basic)	(0.09)	(0.14)	0.08	0.94
Net earnings (loss) (diluted)	(0.09)	(0.14)	0.08	0.92
Stock prices
High	0.95	0.95	0.72	0.75
Low	0.52	0.70	0.62	0.55

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2,	September 27,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$2,318	$310
Accounts receivable, net	44,487	30,909
Inventories	40,404	30,259
Prepaid expenses and other	3,772	8,309

Total current assets	90,981	69,787
Property, plant and equipment, net	48,602	50,816
Other assets	11,361	12,327

Total assets	$150,944	$132,930

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$15,041	$19,401
Accrued expenses	10,914	6,369
Current portion of long-term debt	3,960	2,663

Total current liabilities	29,915	28,433
Long-term debt	48,968	67,630
Other liabilities	1,384	5,595
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	—	—
Common stock, $2 stated value Authorized shares: 20,000 Issued and outstanding shares: 2004, 9,122; 2003, 8,460	18,244	16,920
Additional paid-in capital	37,916	38,327
Retained earnings (deficit)	16,154	(20,562)
Accumulated other comprehensive loss	(1,637)	(3,413)

Total shareholders’ equity	70,677	31,272

Total liabilities and shareholders’ equity	$150,944	$132,930

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Net sales	$332,632	$212,125	$251,034
Cost of sales	251,293	190,838	226,950

Gross profit	81,339	21,287	24,084
Selling, general and administrative expense	15,210	11,334	11,560
Restructuring charges	—	—	12,978
Other expense (income)	(1,589)	7	(797)

Earnings before interest, income taxes and accounting change	67,718	9,946	343
Interest expense	8,953	10,077	11,815
Interest income	(17)	(19)	(92)

Earnings (loss) before income taxes and accounting change	58,782	(112)	(11,380)
Income taxes	22,066	(6,834)	(16)

Earnings (loss) before accounting change	36,716	6,722	(11,364)
Cumulative effect of accounting change	—	—	(14,358)

Net earnings (loss)	$36,716	$6,722	$(25,722)

Per share (basic):
Earnings (loss) before accounting change	$4.25	$0.79	$(1.34)
Cumulative effect of accounting change	—	—	(1.70)

Net earnings (loss)	$4.25	$0.79	$(3.04)

Per share (diluted):
Earnings (loss) before accounting change	$4.08	$0.78	$(1.34)
Cumulative effect of accounting change	—	—	(1.70)

Net earnings (loss)	$4.08	$0.78	$(3.04)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Year Ended
	October 2,	September 27,	September 28,
	2004	2003	2002
Common stock:
Balance, beginning and end of year	$16,920	$16,920	$16,920
Stock options exercised	1,324	—	—

Balance, end of year	$18,244	$16,920	$16,920

Additional paid-in capital:
Balance, beginning of year	$38,327	$38,327	$38,327
Stock options exercised	(906)	—	—
Income tax benefit of stock options exercised	495	—	—

Balance, end of year	$37,916	$38,327	$38,327

Retained earnings (deficit):
Balance, beginning of year	$(20,562)	$(27,284)	$(1,562)
Net earnings (loss)	36,716	6,722	(25,722)

Balance, end of year	$16,154	$(20,562)	$(27,284)

Accumulated other comprehensive loss:
Balance, beginning of year	$(3,413)	$(4,639)	$(3,621)
Change in fair market value of financial instruments	1,867	958	(375)
Recognition of additional pension plan liability	(91)	268	(643)

Balance, end of year	$(1,637)	$(3,413)	$(4,639)

Total shareholders’ equity	$70,677	$31,272	$23,324

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$36,716	$6,722	$(25,722)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities (net of effect of divestitures)
Cumulative effect of accounting change	—	—	14,358
Depreciation and amortization	8,119	7,056	8,351
Loss on sale of assets	53	106	306
Restructuring charges	—	—	12,978
Deferred income taxes	7,465	(6,834)	(16)
Net changes in assets and liabilities:
Accounts receivable, net	(13,578)	(1,011)	5,647
Inventories	(10,145)	2,394	(1,165)
Accounts payable and accrued expenses	737	(6,748)	(8,478)
Other changes	(1,598)	3,480	3,187

Total adjustments	(8,947)	(1,557)	35,168

Net cash provided by operating activities	27,769	5,165	9,446

Cash flows from investing activities:
Capital expenditures	(3,043)	(962)	(528)
Proceeds from sale of businesses	—	—	16,448
Proceeds from notes receivable	—	62	471
Proceeds from sale of property, plant and equipment	24	184	1,777

Net cash provided by (used for) investing activities	(3,019)	(716)	18,168

Cash flows from financing activities:
Proceeds from long-term debt	135,451	10,400	5,000
Principal payments on long-term debt	(152,816)	(13,747)	(32,065)
Financing costs	(3,475)	(1,402)	(1,601)
Termination of interest rate swaps	(2,117)	—	—
Other	215	300	400

Net cash used for financing activities	(22,742)	(4,449)	(28,266)

Net increase (decrease) in cash and cash equivalents	2,008	—	(652)
Cash and cash equivalents at beginning of period	310	310	962

Cash and cash equivalents at end of period	$2,318	$310	$310

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$7,712	$8,692	$9,390
Income taxes	13,244	(2,975)	(2,736)

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(1) Description of Business

     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of wire products. The Company’s wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), manufactures and markets concrete reinforcing and industrial wire products for a broad range of construction and industrial applications. The Company’s products are sold directly to users and through numerous wholesalers and distributors located nationwide as well as into Canada, Mexico, and Central and South America.

(2) Summary of Significant Accounting Policies

     Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal year 2004 was a 53-week fiscal year, and fiscal years 2003 and 2002 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

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

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands, except per share amounts)	2004	2003	2002
Net earnings (loss) — as reported	$36,716	$6,722	$(25,722)
Net earnings (loss) — pro forma	36,501	6,755	(26,066)
Basic net earnings (loss) per share — as reported	4.25	0.79	(3.04)
Basic net earnings (loss) per share — pro forma	4.22	0.80	(3.08)
Diluted net earnings (loss) per share — as reported	4.08	0.78	(3.04)
Diluted net earnings (loss) per share — pro forma	4.06	0.78	(3.08)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended
	October 2,	September 27,	September 28,
	2004	2003	2002
Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	3.7%	2.4%	4.5%
Expected volatility	2.21	1.10	1.00
Expected dividend yield	0.0%	0.0%	0.0%

     The weighted average estimated fair values of options granted during 2004, 2003 and 2002 were $10.72, $0.54 and $0.29 per share, respectively.

     Revenue recognition and credit risk. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104 when the products are shipped and risk of loss and title has passed to the customer. Substantially all of the Company’s accounts receivable are due from customers that are located in the United States and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. The Company writes off accounts receivable when they become uncollectible and payments subsequently received are credited to the allowance for doubtful accounts. There is no disproportionate concentration of credit risk.

     Inventories. Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

     Property, plant and equipment. Property, plant and equipment are stated at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 - 15 years. Depreciation expense was approximately $5.2 million, $5.3 million, and $6.3 million for the years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2004, 2003 or 2002.

     Other assets. Other assets consist principally of non-current deferred tax assets, capitalized financing costs, the cash surrender value of life insurance policies, and assets held for sale. Amortization of intangible assets is computed using the straight-line basis over the economic lives of the respective assets. Capitalized financing costs are amortized using the effective interest method.

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

     Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying amount of long-term debt approximates its estimated fair value under the Company’s senior secured credit facility (see Note 5 – Credit Facilities).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

number of common shares outstanding during the period. Diluted EPS are computed by dividing net earnings by the weighted average number of common shares and other dilutive equity securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS.

     Recent accounting pronouncements. In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement changes the disclosure requirements for pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement requires additional disclosures to those required in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS No. 132 requires that information be provided separately for pension plans and for other post-retirement benefit plans and is effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted SFAS No. 132 as of the beginning of the second quarter of fiscal 2004 (December 28, 2003) and its adoption did not have any impact on the Company’s operating results or financial position.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

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

     Reclassifications. Certain amounts within the accompanying consolidated financial statements for years ended September 27, 2003 and September 28, 2002 have been reclassified for consistency with the October 2, 2004 presentation.

(3) Divestitures and Restructuring Charges

     Divestiture of investment in Structural Reinforcement Products. In July 2002, the Company sold its 25% ownership interest in Structural Reinforcement Products, Inc. (“SRP”), a manufacturer of welded wire fabric products, and liquidated other related investments, generating net proceeds of $6.6 million. The Company had accounted for its investment in SRP on an equity basis and, accordingly, reflected its proportionate share of SRP’s earnings in its consolidated earnings. The Company recorded an equity loss of $151,000 in 2002 in other expense (income) on its consolidated statement of operations.

     Divestiture of industrial wire business. In May 2002, the Company sold certain assets related to its industrial wire business located in Andrews, South Carolina for net proceeds of $10.2 million. Sales of this business were $24.6 million in 2002. The loss on the sale of the business was immaterial.

     Divestiture of nail business. In January 2002, the Company exited the bulk and collated nail business with the closure of its nail manufacturing operations located in Andrews, South Carolina. The assets associated with the nail business were sold in March 2002 generating net proceeds of $1.6 million. Sales of this business were $7.5 million in 2002. The loss on the sale of the business was immaterial.

     Restructuring charges. The Company recorded restructuring charges totaling $13.0 million in 2002 for losses on the sale of certain assets associated with the Company’s nail business and write-downs in the carrying value of the remaining assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     A reconciliation of the restructuring charge activity associated with the plant closure costs as of September 27, 2003 and September 28, 2002 is as follows:

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

(4) Goodwill and Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company no longer amortizes goodwill and intangibles, which have indefinite lives. SFAS No. 142 requires that the Company assess goodwill and certain intangible assets with indefinite useful lives for impairment upon adoption and at least annually thereafter. The Company performed the initial impairment review required by SFAS No. 142 during the second quarter of fiscal 2002 and determined that it will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2002.

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

     Based on the impairment testing performed during the second quarter of fiscal 2002, the Company recorded a non-cash charge of $14.4 million, or $1.70 per share, as the cumulative effect of a change in accounting principle to write off the entire goodwill balance associated with FWC as of the beginning of the fiscal year. As a result, the Company has no goodwill recorded on its consolidated balance sheet as of October 2, 2004 or September 27, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Credit Facilities

     Long-term debt as of October 2, 2004 and September 27, 2003 consisted of the following:

			October 2,	September 27,
(Amounts in thousands)	Interest Rate	Maturity	2004	2003
Revolving credit facility (Refinanced after September 27, 2003)	5.44%	June 2008	$32,751	$30,650
Term loan (Refinanced after September 27, 2003)	5.47%	June 2008	15,242	28,460
Term loan (Refinanced after September 27, 2003)	11.75%	June 2008	4,375	10,343
Industrial revenue refunding bonds	7.63% -7.75%	Dec 2005	560	840

Total long-term debt			52,928	70,293
Less current maturities			3,960	2,663

Long-term debt, excluding current maturities			$48,968	$67,630

     As of September 27, 2003, the Company had a senior secured credit facility with a group of banks, consisting of a $42.0 million revolving credit facility, a $28.5 million term loan and a $10.3 million term loan. On June 3, 2004, the Company entered into a new $82.0 million senior secured debt facility which has a four-year term maturing on June 2, 2008 consisting of a $60.0 million revolver, a $17.0 million Term Loan A and a $5.0 million Term Loan B. Proceeds from the financing were used to pay off and terminate the Company’s previous credit facility (approximately $62.4 million outstanding as of the closing date) and will support the Company’s working capital, capital expenditure and general corporate requirements going forward. The new credit facility is secured by all of the Company’s assets.

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 2, 2004, approximately $52.4 million was outstanding on the senior secured credit facility with $32.8 million drawn and $23.5 million of additional borrowing capacity on the revolver, $15.2 million outstanding on Term Loan A, and $4.4 million outstanding on Term Loan B. Outstanding letters of credit on the revolver amounted to $3.7 million as of October 2, 2004 and $1.9 million as of September 27, 2003. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A and B. Based on its preliminary calculation of Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), the Company expects to make a mandatory prepayment of $11.4 million in December 2004 of which $7.0 million would be applied against Term Loan A and $4.4 million against Term Loan B to pay off the outstanding balance. The Excess Cash Flow payment is not classified as a current liability since the Company intends to fund the payment on the revolver. The remaining balance on Term Loan A will continue to be amortized at $283,000 per month until it has been paid in its entirety. During 2004, the Company made voluntary prepayments of $625,000 on each of Term Loan A and B.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. Interest rates on the Term Loan B are based upon the higher of the prime rate or 0.50% plus the federal funds rate plus an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A, and 7.00% for the base rate on Term Loan B. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% - 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A, and 5.00% — 7.00% for the base rate on Term Loan B. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of October 2, 2004, interest rates on the credit facility were 5.44% on the revolver, 5.47% on Term Loan A and 11.75% on Term Loan B. In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, is being amortized and recorded as interest expense through the original termination date of January 31, 2005.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.

     Financial Covenants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of October 2, 2004, the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) was 1.90 and it was in compliance with all of the financial covenants.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of October 2, 2004, the Company was in compliance with all of the negative covenants.

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

     Aggregate scheduled maturities of long-term debt for the next five fiscal years are as follows: 2005, $4.0 million; 2006, $3.4 million; 2007, $3.4 million and 2008, $42.2 million. Amortization of capitalized financing costs associated with the senior secured facility was $1.7 million, $1.5 million and $1.7 million for years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

(6) Shareholders’ Equity

     Shares of common stock outstanding are as follows:

	Year Ended
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Balance, beginning of year	8,460	8,460	8,460
Stock options exercised	662	—	—

Balance, end of year	9,122	8,460	8,460

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

     In order to enable certain employees to acquire or increase their holdings of the Company’s common stock and to promote a closer identification of their interests with those of the Company and its shareholders, on November 12, 2002, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Board of Directors approved a one-time exchange program under the 1994 Employee Stock Option Plan. Under the terms of the exchange, participants that elected to surrender eligible options prior to December 9, 2002 were issued one option for every three options surrendered on June 13, 2003. The new options were issued at an exercise price equal to the market price of the Company’s stock on the grant date. Pursuant to the exchange program, 535,000 options with an average exercise price of $5.58 per share were surrendered on or prior to December 9, 2002 and 178,000 options with an average exercise price of $0.65 per share were issued on June 13, 2003. The Company’s Chief Executive Officer, Chairman, and all of its Directors elected not to participate in the exchange program

     A summary of stock option activity follows:

		Exercise Price Per Share
	Options				Weighted
(Share amounts in thousands)	Outstanding	Range			Average
Balance, September 29, 2001	1,184	$2.12	—	$9.19	$5.46
Granted	447	0.35	—	0.55	0.36
Cancelled	(105)	2.12	—	9.19	5.14

Balance, September 28, 2002	1,526	0.35	—	9.19	3.99
Granted	204	0.65	—	0.71	0.66
Cancelled	(546)	0.65	—	9.19	5.62

Balance, September 27, 2003	1,184	0.35	—	9.19	2.67
Granted	25	10.85	—	10.85	10.85
Exercised	(740)	0.35	—	9.19	1.66

Balance, October 2, 2004	469	0.35	—	10.85	4.71

The weighted average characteristics of outstanding stock options at October 2, 2004 for various price ranges are as follows:

(Share amounts in thousands)

			Outstanding Options			Exercisable Options
					Weighted		Weighted
				Remaining	Average		Average
Range of Exercise Prices			Shares	Life (Years)	Price	Shares	Price
$0.35	—	$0.71	133	8.2	$0.55	73	$0.47
2.12	—	5.25	118	5.9	3.15	87	3.53
5.50	—	8.38	159	3.1	7.43	159	7.43
9.13	—	10.85	59	6.3	9.88	59	9.88

     At October 2, 2004, there were no shares available for future grants under the plans. Options exercisable were 378,000 at October 2, 2004, 842,000 at September 27, 2003 and 957,000 at September 28, 2002. The weighted average exercise price for these shares was $5.56 for 2004, $3.33 for 2003 and $5.14 for 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Income Taxes

     The provision (benefit) for income taxes consisted of:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Earnings (loss) before income taxes	$58,782	$(112)	$(25,738)

Provision (benefit) for income taxes:
Current:
Federal	$12,531	$—	$—
State	2,070	—	—

	14,601	—	—
Deferred:
Federal	6,797	(149)	330
State	668	(6,685)	(346)

	7,465	(6,834)	(16)

Provision (benefit) for income taxes	$22,066	$(6,834)	$(16)

Effective income tax rate	37.5%	N/M	0.1%

     The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to the Company’s income (loss) before taxes as a result of the following differences:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Provision (benefit) for income taxes at federal statutory rate	$19,615	$(37)	$(9,008)
State income taxes, net of federal tax benefit	2,739	(6)	(399)
Goodwill write-off, net	—	—	1,467
Other permanent book and tax differences, net	(7)	(13)	89
Revisions to estimates based on filing of final tax return	(174)	(557)	—
Other, net	307	1	335
Valuation allowance	(414)	(6,222)	7,500

Provision (benefit) for income taxes	$22,066	$(6,834)	$(16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

	October 2,	September 27,
(Amounts in thousands)	2004	2003
Deferred tax assets:
Accrued expenses or asset reserves for financial statements, not yet deductible for tax purposes	$3,578	$3,101
Alternative minimum tax credit carryforwards	—	360
Federal and state net operating loss carryforwards	864	7,855
Goodwill, amortizable for tax purposes	3,345	3,697
Unrealized loss on hedge instruments	403	1,559
Valuation allowance	(864)	(1,278)

Gross deferred tax assets	7,326	15,294
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation, impairment charges and capitalized interest	(2,407)	(2,221)
Other reserves	(507)	(95)

Gross deferred tax liabilities	(2,914)	(2,316)

Net deferred tax asset	$4,412	$12,978

     The Company has recorded the following amounts for deferred tax assets on its consolidated balance sheets as of October 2, 2004 and September 27, 2003: a current deferred tax asset (net of valuation allowance) of $1.1 million and $7.1 million, respectively, in prepaid expenses and other; a noncurrent deferred tax asset (net of valuation allowance) of $3.3 million and $5.9 million, respectively, in other assets. The Company has utilized all $18.0 million of its gross federal operating loss carryforwards and $16.3 million of gross state operating loss carryforwards based on income generated during the current year. The Company has $18.5 million of gross state operating loss carryforwards that begin to expire in 10 years, but principally expire in 18 - 20 years. The Company also has utilized all of its federal alternative minimum tax credit carryforwards of $360,000 due to the income generated during the current year.

     The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its state net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the losses incurred for fiscal 2001 and 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets in 2002. The valuation allowance was reduced during the fourth quarter of 2003 from $7.5 million to $1.3 million eliminating the valuation allowance on all federal net operating losses (“NOLs”) due to their anticipated utilization in 2004. The remaining $1.3 million valuation allowance pertained to various state NOLs that were not anticipated to be utilized. During 2004, this $1.3 million valuation allowance was reduced to $0.9 million based on the income generated during the year. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had been provided.

(9) Employee Benefit Plans

     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware, (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company has contributed $572,000 to the Delaware Plan during 2004 and it expects to contribute $500,000 in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table provides a reconciliation of the projected benefit obligation, plan assets, the funded status of the plan, and the amounts recognized in the Company’s consolidated balance sheets at October 2, 2004, September 27, 2003 and September 28, 2002:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$4,043	$4,265	$3,738
Service cost	106	86	92
Interest cost	275	268	266
Actuarial loss (gain)	281	(22)	387
Distributions	(669)	(554)	(218)

Benefit obligation at end of year	$4,036	$4,043	$4,265

Change in plan assets:
Fair value of plan assets at beginning of year	$2,551	$1,952	$2,518
Actual return on plan assets	179	524	(259)
Employer contributions	572	629	47
Actual distributions	(669)	(554)	(354)

Fair value of plan assets at end of year	$2,633	$2,551	$1,952

Reconciliation of funded status to net amount recognized:
Funded status	$(1,403)	$(1,492)	$(2,313)
Unrecognized net gain	1,532	1,354	1,878
Unrecognized prior service cost	5	7	10

Net amount recognized	$134	$(131)	$(425)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension asset	$134	$—	$—
Accrued benefit liability	(1,538)	(1,492)	(2,313)
Intangible asset related to prior service cost	5	7	10
Accumulated other comprehensive loss	981	890	1,158
Deferred tax asset — noncurrent	552	464	720

Net amount recognized	$134	$(131)	$(425)

     Net periodic pension cost includes the following components:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Components of net periodic pension cost:
Service cost	$106	$86	$76
Interest cost	275	268	266
Expected return on plan assets	(217)	(176)	(210)
Amortization of prior service cost	3	3	3
Amortization of transition asset	—	—	—
Recognized net actuarial loss	140	154	76

Net periodic pension cost	$307	$335	$211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The assumptions used for the calculations for the Delaware plan are as follows:

	Measurement Date
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Assumptions at year-end:
Discount rate	6.5%	6.5%	7.0%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.0%	8.0%	8.0%

     The projected benefit payments are as follows:

Fiscal year(s)	(In thousands)
2005	$385
2006	475
2007	305
2008	400
2009	515
2010 - 2013	1,725

     The Delaware Plan has a long-term target asset mix of 65% equities and 35% fixed income. The ranges for the long term allocation are: equities 60% to 80%, fixed income 20% to 40%, and cash reserves 0 to 10%. The investment strategy for equities emphasizes U.S. large cap equities with the portfolio’s performance measured against the S&P 500 index or other applicable indices. The investment strategy for fixed income investments is focused on maintaining an overall portfolio with a minimum credit rating of A-1 as well as a minimum rating of any security at the time of purchase of Baa/ BBB by Moody’s or Standard & Poor’s, if rated.

     The total fund has an expected return of 8% based on the overall policy allocation and historical market returns, compared to the expected long term rate of return of 8% used to develop the plan’s net periodic pension cost.

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

     Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. In October 2001, the Company suspended the matching contribution that it had previously made to the Plan until April 2002, when it reinstituted a matching contribution of 50% of the first 5% of employee compensation. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Company contributions to the Plan were $300,000 in 2004, $298,000 in 2003 and $126,000 in 2002.

     Supplemental retirement plan. The Company has a supplemental retirement plan for certain employees. Under the plan, participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The plan is supported by life insurance policies on the participants purchased by the Company. Supplemental retirement plan expense was $178,000 in 2004, $117,000 in 2003 and $112,000 in 2002.

     VEBA. The Company has a Voluntary Employee Beneficiary Association (“VEBA”). Under the plan, both employees and the Company may make contributions to pay for medical benefits. Company contributions to the VEBA were $900 in 2004, and $0 in 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Commitments and Contingencies

     Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $815,000 in 2004, $985,000 in 2003 and $831,000 in 2002. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2005, $497,000; 2006, $328,000; 2007, $199,000; 2008, $35,000; 2009, $25,000 and beyond, $419,000. As of October 2, 2004, the Company had $53.4 million in non-cancellable fixed price purchase commitments for purchases of raw material extending as long as approximately 120 days.

     Legal proceedings. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

(11) Change of Control Agreements

     During 2003, the Board, upon recommendation from the Executive Compensation Committee, entered into change of control agreements with key members of management including H. O. Woltz III, Michael C. Gazmarian and Gary D. Kniskern. The Executive Compensation Committee felt that change of control agreements were important to ensure continuity of management during a time when the Company was engaged in a review of its capital structure which could potentially lead to a change of control of the Company. These agreements specify the terms of separation in the event that termination of employment followed a change in control of the Company. The initial term of each agreement is two years and the agreements provide for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment, nor do they specify the terms of an executive’s termination should the termination occur in the absence of a change in control. Under the terms of these agreements in the event of termination within two years of a change of control, Messrs. Woltz and Gazmarian would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. Mr. Kniskern would receive severance benefits equal to one times base compensation, one times the average bonus for the prior three years and the continuation of health and welfare benefits for one year. In addition, all stock options would vest immediately. In the event of termination, outplacement services would be provided for Messrs. Woltz, Gazmarian and Kniskern.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands, except for per share data)	2004	2003	2002
Earnings (loss) before accounting change	$36,716	$6,722	$(11,364)
Cumulative effect of accounting change	—	—	(14,358)

Net earnings (loss)	$36,716	$6,722	$(25,722)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,642	8,460	8,460
Dilutive effect of stock options	349	204	—

Weighted average shares outstanding (diluted)	8,991	8,664	8,460

Per share (basic):
Earnings (loss) before accounting change	$4.25	$0.79	$(1.34)
Cumulative effect of accounting change	—	—	(1.70)

Net earnings (loss)	$4.25	$0.79	$(3.04)

Per share (diluted):
Earnings (loss) before accounting change	$4.08	$0.78	$(1.34)
Cumulative effect of accounting change	—	—	(1.70)

Net earnings (loss)	$4.08	$0.78	$(3.04)

     Options to purchase 19,000 shares in 2004, 663,000 shares in 2003 and 1,526,000 shares in 2002 were antidilutive and were not included in the diluted EPS computation.

(13) Business Segment Information

     Insteel’s operations involve the manufacturing and marketing of wire products. The Company is organized into two business units: Concrete Reinforcing Products, which consists of the welded wire fabric and PC strand product lines, and Industrial Wire Products, which consists of the tire bead wire and industrial wire product lines. The Company’s business unit structure was primarily established for purposes of administrative oversight for the plants and selling activities associated with the business unit’s product lines. This business unit structure is consistent with the way in which the Company is managed, both organizationally and from an internal financial reporting standpoint. The managers of each of the business units report directly to the Chief Executive Officer (“CEO”) and as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the CEO is the Company’s chief operating decision maker. The CEO evaluates performance and allocates resources to the plants and business units using information about their revenues and gross profit. Based upon the criteria specified in SFAS 131, the Company has one reportable segment.

     There were no customers that accounted for 10% or more of the Company’s net sales in 2004, 2003 or 2002.

(14) Related Party Transactions

     In September 1998, the Company entered into a Conversion Agreement with Structural Reinforcement Products, Inc. (“SRP”), an affiliated company, whereby SRP would produce welded wire fabric for the Company for a specified conversion fee. The Company paid SRP approximately $694,000 in 2003 and $2.7 million in 2002 for the services provided under this agreement. Following the divestiture of its 25% ownership interest in SRP in July 2002, the Company and SRP agreed to terminate the Conversion Agreement effective January 2003.

     The Company leases a facility to a company partially owned by one of its directors. In addition, the Company has a note outstanding with the company related to the sale of assets that are located at the facility. As of October 2, 2004, September 27,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2003 and September 28, 2002 the gross receivables balance associated with the lease and note was $893,000, which was fully reserved as of each balance sheet date.

     Sales to a company affiliated with one of the Company’s directors amounted to $718,000 in 2004, $265,000 in 2003 and $402,000 in 2002.

(15) Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Net earnings (loss)	$36,716	$6,722	$(25,722)
Change in fair market value of financial instruments (net of tax of $1,156 in 2004, $592 in 2003 and $231 in 2002)	1,867	958	(375)
Recognition of additional pension plan liability (net of tax of $55 in 2004, $164 in 2003 and $394 in 2002)	(91)	268	(643)

Total comprehensive income (loss)	$38,492	$7,948	$(26,740)

     The components of accumulated other comprehensive loss are as follows:

	October 2,	September 27,
(Amounts in thousands)	2004	2003
Fair market value of financial instruments	$(656)	$(2,523)
Additional pension plan liability	(981)	(890)

Accumulated other comprehensive loss	$(1,637)	$(3,413)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Other Financial Data

     Balance sheet information:

	October 2,	September 27,
(Amounts in thousands)	2004	2003
Accounts receivable, net:
Accounts receivable	$45,095	$31,113
Less allowance for doubtful accounts	(608)	(204)

Total	$44,487	$30,909

Inventories:
Raw materials	$21,992	$12,341
Work in process	2,139	1,143
Finished goods	16,273	16,775

Total	$40,404	$30,259

Other assets:
Non-current deferred tax assets	$3,318	$5,907
Capitalized financing costs, net	2,879	1,148
Cash surrender value of life insurance policies	2,162	2,304
Assets held for sale	1,855	1,842
Other	1,147	1,126

Total	$11,361	$12,327

Property, plant and equipment, net:
Land and land improvements	$5,029	$5,057
Buildings	31,973	31,425
Machinery and equipment	62,840	62,715
Construction in progress	2,043	385

	101,885	99,582
Less accumulated depreciation	(53,283)	(48,766)

Total	$48,602	$50,816

(17) Rights Agreement

     On April 26, 1999, the Company’s Board of Directors adopted a Rights Agreement and declared a dividend distribution of one right per share of the Company’s common stock to shareholders of record as of May 17, 1999. In addition, the Rights Agreement provides that one right will attach to each share of the Company’s common stock issued after May 17, 1999 until the tenth business day following a public announcement that a person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 20% or more of the outstanding shares of the Company’s common stock (such tenth business day, the “Distribution Date”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In addition, each rights holder, other than an acquiring person or group, upon exercise of his or her rights will have the right to receive shares of the common stock of the acquiring corporation having a value equal to two times the Purchase Price for such holder’s rights if the Company engages in a merger or other business combination where it is not the surviving entity or where it is the surviving entity and all or part of the Company’s common stock is exchanged for the stock or other securities of the other company, or if 50% or more of the Company’s assets or earning power is sold or transferred.

     The rights will expire on April 26, 2009, and may be redeemed by the Company at any time prior to the Distribution Date at a price of $0.01 per right.

(18) Product Warranties

     The Company’s products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination, or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company does not maintain a reserve for warranties due to immateriality. The Company maintains product liability insurance coverage to minimize its exposure to such risks.

MANAGEMENT’S STATEMENT OF RESPONSIBILITY

The management of Insteel Industries, Inc. is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and all related financial information that appears in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management’s best estimates and judgments.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that assets are safeguarded, and that transactions are properly executed and recorded in accordance with management’s authorization and are properly recorded and reported in the financial statements. The Company’s policies and practices reflect corporate governance initiatives that are compliant with the listing requirements of NASDAQ and the corporate governance requirements of the Sarbanes-Oxley Act of 2002.

The Company’s independent certified public accounting firm, Grant Thornton LLP, reports directly to the Audit Committee of the Board of Directors. The Audit Committee, composed of outside directors, meets periodically with management, the Company’s internal auditor, and the independent certified public accountants to review internal accounting controls and accounting, auditing, and financial reporting matters. Both Grant Thornton LLP and the internal auditor have unrestricted access to the Audit Committee.

Grant Thornton LLP’s accompanying report on the Company’s consolidated financial statements is based on its audit, conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and provides an objective, independent audit of the Company’s reported financial condition and results of operations. At the end of fiscal 2005, the Company’s independent certified public accounting firm will report on management’s assertions as to the effectiveness of its internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. We are confident in the effectiveness of the Company’s internal controls and its ability to meet the requirements of this newly enacted legislation.

/s/	H.O. WOLTZ III	/s/	MICHAEL C. GAZMARIAN

	H.O. WOLTZ III		MICHAEL C. GAZMARIAN
	President and Chief Executive Officer		Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of October 2, 2004 and September 27, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 2, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of October 2, 2004 and September 27, 2003 and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2004, in conformity with accounting principles generally accepted in the United States.

As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

Our audit was made for the purpose of forming an opinion on the above referenced financial statements taken as a whole. The schedule listed in Item 15(a)(2) of this Form 10-K is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule for the years ended October 2, 2004, September 27, 2003 and September 28, 2002 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Greensboro, North Carolina
October 22, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	October 2,	September 27,	September 28,
	2004	2003	2002
Balance, beginning of year	$204	$1,033	$932
Amounts charged to earnings	402	189	(21)
Write-offs, net of recoveries	2	(1,018)	122

Balance, end of year	$608	$204	$1,033

RESTRUCTURING RESERVES
(In thousands)

	Year Ended September 27, 2003
	Reserve balance			Reserve balance
	at September 28,	Additional	Reserves	at September 27,
	2002	charges	utilized	2003
Severance and related employee benefit costs	$5	$—	$(5)	$—
Other costs	38	—	(38)	—

Total	$43	$—	$(43)	$—

	Year Ended September 28, 2002
	Reserve balance			Reserve balance
	at September 29,	Additional	Reserves	at September 28,
	2001	charges	utilized	2002
Severance and related employee benefit costs	$408	$199	$(602)	$5
Other costs	728	1,442	(2,132)	38

Total	$1,136	$1,641	$(2,734)	$43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures

     The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Supplemental Employee Retirement Plan

     The Company recently entered into Retirement Security Agreements, each dated December 2, 2004 (each, a “SERP”), with certain of its employees, including H.O. Woltz III, its President and Chief Executive Officer, Howard O. Woltz, Jr., its Chairman of the Board of Directors, Michael C. Gazmarian, its Chief Financial Officer and Treasurer, and Gary D. Kniskern, its Vice President of Administration. Each SERP supercedes in all respects the retirement security agreement, dated as of April 14, 1997, between the Company and the related employee (each, a “Participant”) where such previous agreements were in effect. The SERPs provide nonqualified deferred compensation to Participants and were approved by the Company’s Board of Directors upon recommendation by the Company’s Executive Compensation Committee of the Board of Directors (the “Compensation Committee”). The SERPs generally provide Participants with certain supplemental retirement benefits, pre-retirement disability benefits and pre-retirement death benefits, unless the Participants are terminated “for cause” (as defined in each SERP), in which case no benefits will accrue and be payable under the SERPs. The SERPs will be administered by the Compensation Committee and funds for payment of benefits thereunder shall be the responsibility of the Company. Benefits payable under the SERPs will be payable to Participants in equal pro rata installments according to the Company’s regular payroll cycle in effect at the time the payment is due, unless determined otherwise by the Compensation Committee.

Supplemental Retirement Benefit

     Under each SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15 year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10 year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company.

Pre-retirement Disability Benefit

     In the event that the Participant’s continuous service with the Company terminates prior to the later of the Participant’s 65th birthday or completion of 30 years of continuous service with the Company because of disability (as determined by the Compensation Committee), the Company shall pay to the Participant, for the 10 year period following the date of disability, a supplemental retirement benefit that, when added to the benefits received (if any) by the Participant under the Company’s long-term disability insurance plan for executive officers, is equal to 100% of the Participant’s highest average annual base salary for five consecutive years in the 10 year period preceding the date on which the Participant’s disability occurred.

Pre-retirement Death Benefit

     In the event that the Participant dies while in continuous service with the Company, under the SERP, the Company shall pay to the Participant’s beneficiary, for a term of 10 years following the Participant’s death, a supplemental death benefit in an amount equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10 year period preceding the date of the Participant’s death.

Severance Agreements

     The Company recently entered into Severance Agreements, each dated December 2, 2004 (each, a “Severance Agreement”), with H.O. Woltz III, its President and Chief Executive Officer and Michael C. Gazmarian, its Chief Financial Officer and Treasurer (each, an “Executive”). The Severance Agreements provide certain termination benefits to Executives in the event that an Executive’s employment with the Company is terminated without cause (as defined in each Severance Agreement) and were approved by the Company’s Board of Directors upon recommendation by the Compensation Committee. Each Severance Agreement has a two year term, which is automatically extended for subsequent 12 month periods, unless either the Executive or the Company provides notice to the other, at least 90 days prior to the expiration of any term, that the term of the Severance Agreement shall not be extended. No Executive is entitled to termination benefits under a Severance Agreement (i) if that Executive’s employment with the Company is terminated for cause or (ii) to the extent that the Executive is entitled to receive benefits under the Change in Control Severance Agreement between the Executive and the Company in connection with the Executive’s termination.

     Under each Severance Agreement, upon termination of the Executive’s employment with the Company without cause, the Executive is entitled to receive the following termination benefits:

•	a lump sum payment of accrued but unpaid salary through the date the Executive’s employment terminates;

•	a lump sum payment of any earned but unpaid bonus as of the date the Executive’s employment terminates;

•	a lump sum payment of one and one-half times the Executive’s annual base salary in effect as of the date the Executive’s employment terminates;

•	outplacement services provided by a firm selected by the Executive, the cost of which will be paid by the Company (subject to a $15,000 cap);

•	reimbursement for any unreimbursed expenses incurred by the Executive on behalf of the Company prior to termination of the Executive’s employment to the extent that such expenses are reimbursable under the Company’s standard reimbursement policies;

•	continued participation in certain of the Company’s employee benefit plans in which the Executive participated immediately prior to the date of termination on such terms as are then in effect for a period of eighteen months following the termination of the Executive’s employment with the Company. If continued coverage of the Executive is barred by the terms of those employee benefit plans, the Company shall pay to the Executive the portion of the insurance premium charged to the Company for the Executive’s participation in such employee benefit plans prior to the Executive’s termination;

•	payment by the Company of the cost or premium for continued coverage in the Company’s health plan for a period of eighteen months following the Executive’s termination (or such lesser period for which the Executive is entitled to COBRA coverage);

•	all stock options and any other stock-based awards outstanding immediately prior to termination of the Executive’s employment shall immediately vest and become exercisable for the remainder of the applicable term.

     Termination benefits payable to the Executive under a Severance Agreement shall be paid by the Company within 10 days of the termination of the Executive’s employment and shall be reduced by amounts required to be withheld for applicable income and employment taxes. In addition, termination benefits payable to an Executive under a Severance Agreement are subject to certain reductions because of the application of the “golden parachute” rules of Section 280G and the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, to such benefits.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information with respect to directors and nominees required for this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

     Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.

     The Company has adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on the Company’s Internet website at http://www.insteel.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of the Form 8-K by posting any amendment or waiver to a provision of its Code of Business Conduct on its website. The Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     The information required for this item appears under the caption “Executive Compensation“in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required for this item appears under the caption “Executive Compensation“in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

     The information required for this item appears under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with Management and Others” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     The information required for this item appears under the caption “Disclosure of Auditors’ Fees” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules..

(a)(1) Financial Statements

The financial statements as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Supplemental Schedule II — Valuation and Qualifying Accounts appears on page 43 of this report.

All other schedules have been omitted because they are either not required or not applicable.

(b) Exhibits

See exhibit index on page 48.

(c) Financial Statement Schedules

See Item 15 (a) (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: December 6, 2004	By:	/s/	H.O. WOLTZ III

H.O. WOLTZ III
President and Chief Executive Officer

Date: December 6, 2004	By:	/s/	MICHAEL C. GAZMARIAN

MICHAEL C. GAZMARIAN
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 6, 2004 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)
/s/ HOWARD O. WOLTZ, JR. HOWARD O. WOLTZ, JR.	Chairman of the Board

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and a Director

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ LOUIS E. HANNEN LOUIS E. HANNEN	Director

/s/ FRANCES H. JOHNSON FRANCES H. JOHNSON	Director

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ GARY L. PECHOTA GARY L. PECHOTA	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ WILLIAM J. SHIELDS WILLIAM J. SHIELDS	Director

/s/ C. RICHARD VAUGHN C. RICHARD VAUGHN	Director

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 2, 2004

Exhibit
Number	Description
3.1	Restated articles of incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 3, 1988).

3.2	Bylaws of the Company (as last amended April 26, 1999) (incorporated by reference to the Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

3.3	Articles of Amendment to the restated articles of incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4.1	Rights Agreement dated April 27, 1999 between Insteel Industries, Inc. and First Union National Bank (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 7, 1999).

4.2	Indenture of Trust between Industrial Development Authority of the City of Fredericksburg, Virginia and Crestar Bank as Trustee, dated as of September 1, 1990, relating to $4,205,000 Industrial Development Authority of the City of Fredericksburg, Virginia Industrial Development First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire Company Project) Series of 1990 (incorporated by reference to Exhibit 4.24 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1990).

4.3	Refunding Agreement between Industrial Development Authority of the City of Fredericksburg, Virginia (“Issuer”) and Insteel Industries, Inc., and Rappahannock Wire Company (since renamed Insteel Wire Products Company) (together, the “Companies”), dated as of September 1, 1990 pursuant to which the Issuer agreed to loan the proceeds from its $4,205,000 Industrial Development First Mortgage Revenue Refunding Bonds (Insteel Industries, Inc./Rappahannock Wire Company Project), Series of 1990 to the Companies and the Companies agreed to repay such loan to the Issuer (incorporated by reference to Exhibit 4.25 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1990).

10.1	Credit Agreement dated June 2, 2004 among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc. and Intercontinental Metals Corporation, as Guarantors; and General Electric Capital Corporation, as Agent and Lender. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 3, 2004.)

10.2	Employee Stock Ownership Plan of Insteel Industries, Inc., including Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1989).

10.3	1990 Director Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to the Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).

10.4	1994 Employee Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to the Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

10.5	Nonqualified Stock Option Plan (incorporated by reference to the Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.6	1994 Director Stock Option Plan of Insteel Industries, Inc. as Amended and Restated Effective as of April 28, 1998 (incorporated by reference to the Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998).

10.7	Change in Control Severance Agreement between the Company and H.O. Woltz III, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.8	Change in Control Severance Agreement between the Company and Michael C. Gazmarian, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.9	Change in Control Severance Agreement between the Company and Gary D. Kniskern, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.10	Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to the exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1997).

EXHIBIT INDEX, continued
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 2, 2004

Exhibit
Number	Description
10.11	Form of Severance Agreement (the Company entered Severance Agreements with H.O. Woltz III and Michael C. Gazmarian; each agreement is substantially identical to the form in all material respects).

10.12	Form of Retirement Security Agreement (the Company entered Retirement Security Agreements with Howard O. Woltz, Jr., H.O. Woltz III, Michael C. Gazmarian, Gary D. Kniskern and certain other employees; each agreement is substantially identical to the form in all material respects).

21.1	List of Subsidiaries of Insteel Industries, Inc., at October 2, 2004.

24.1	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.