Form 10-K/A
period 2004-10-02
INSTEEL INDUSTRIES INC
filed 2005-02-24
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Title of Each Class
Common Stock (No Par Value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 27, 2004 was $12,024,120.

     The number of shares outstanding of the registrant’s common stock as of February 21, 2005 was 9,297,105.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

INTRODUCTORY NOTE

     Insteel Industries, Inc. (“Insteel” or “the Company”) is filing this Amendment No. 1 to Form 10-K primarily to reflect the restatement of its financial statements for the fiscal year ended October 2, 2004 as filed in the Company’s Form 10-K dated December 6, 2004.

     Pursuant to the Financial Accounting Standards Board Interpretation No. 44, or FIN 44, the Company’s stock option plans, which provide for cashless stock option exercises, are required to be accounted for as variable plans. Under variable plan accounting, compensation expense is required to be recognized when the market price of a company’s stock exceeds the exercise price of the options granted and is to be adjusted on a recurring basis to reflect changes in market valuation. The Company did not account for the plans as required under FIN 44, which was effective for stock option awards made or modified on or after July 1, 2000. The Audit Committee, jointly with the Company’s management, analyzed the impact of the accounting treatment required under FIN 44 with respect to the plans on the Company’s historical financial results and concluded that the error in the accounting treatment with respect to the plans warranted the restatement. The Audit Committee has discussed its determination to restate the Company’s financial statements as discussed above with Grant Thornton LLP, the Company’s independent registered public accounting firm.

     The following items of the original Form 10-K are amended in the Amendment No. 1 in order to reflect the restatement:

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements:

(2)	Summary of Significant Accounting Policies – Stock Options

(7)	Income Taxes

(11)	Earnings Per Share

(15)	Other Financial Data

(18)	Restatement of Financial Statements

Item 9A. Controls and Procedures

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

     Item 6. Selected Financial Data.

Financial Highlights
(In thousands, except per share amounts)

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,	September 29,	September 30,
	2004	2003	2002	2001	2000
Net sales	$332,632	$212,125	$251,034	$299,798	$315,285
Restructuring charges	—	—	12,978	28,299	—
Earnings (loss) before accounting change	31,489	6,722	(11,364)	(23,754)	2,121
Net earnings (loss)	31,489	6,722	(25,722)	(23,754)	2,121
Earnings (loss) per share before accounting change (basic)	3.64	0.79	(1.34)	(2.81)	0.25
Earnings (loss) per share before accounting change (diluted)	3.51	0.78	(1.34)	(2.81)	0.25
Net earnings (loss) per share (basic)	3.64	0.79	(3.04)	(2.81)	0.25
Net earnings (loss) per share (diluted)	3.51	0.78	(3.04)	(2.81)	0.25
Cash dividends per share	—	—	—	—	0.24
Total assets	151,291	132,930	136,388	196,553	245,688
Total long-term debt	52,928	70,293	73,640	100,705	105,000
Shareholders’ equity	71,211	31,272	23,324	50,064	77,439

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

     In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

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

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” to be effective for the interim or annual periods beginning after June 15, 2005. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost of such share-based payments is to be recognized over the requisite service period based on fair values measured on grant dates. SFAS No. 123R may be adopted using either the modified prospective transition method or the modified retrospective method. Although the Company’s earnings per share may be slightly impacted, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its operating results or financial condition.

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)

	Year Ended
	As restated
	(53 weeks)		(52 weeks)		(52 weeks)
	October 2,		September 27,		September 28,
	2004	Change	2003	Change	2002
Net sales	$332,632	57%	$212,125	(15%)	$251,034
Gross profit	81,339	282%	21,287	(12%)	24,084
Percentage of net sales	24.5%		10.0%		9.6%
Selling, general and administrative expense	$21,368	89%	$11,334	(2%)	$11,560
Percentage of net sales	6.4%		5.3%		4.6%
Restructuring charges	$—	—	$—	(100%)	$12,978
Other expense (income)	(1,589)	N/M	7	N/M	(797)
Earnings before interest, income taxes and accounting change	61,560	519%	9,946	N/M	343
Interest expense	8,953	(11%)	10,077	(15%)	11,815
Percentage of net sales	2.7%		4.8%		4.7%
Effective income tax rate	40.2%		N/M		0.1%
Cumulative effect of accounting change	$—	—	$—	(100%)	$(14,358)
Net earnings (loss)	31,489	368%	6,722	N/M	(25,722)
Percentage of net sales	9.5%		3.2%		(10.2%)

“N/M” = not meaningful

2004 Compared with 2003

Net Sales

     Net sales increased 57% to $332.6 million in 2004 from $212.1 million in 2003 primarily due to higher selling prices for the Company’s products largely driven by escalating raw material costs that the Company was able to pass through to its customers. Average selling prices for the year increased 48% while shipments rose 6% from the prior year levels. Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) increased 62% to $298.7 million, or 90% of consolidated sales in 2004 from $184.9 million, or 87% of consolidated sales in 2003. Sales of industrial wire products (tire bead wire and other industrial wire) rose 24% to $33.9 million, or 10% of consolidated sales in 2004 from $27.2 million, or 13% of consolidated sales in 2003. The changes in product mix were primarily due to reduced shipments for industrial wire products and lower price increases relative to the average price increases for the Company’s concrete reinforcing products. Based on the Company’s fiscal calendar, sales for the current year benefited from reflecting one additional week than the prior year (2004 was a 53-week fiscal year versus 52 weeks in the prior fiscal year).

Gross Profit

     Gross profit rose to $81.3 million, or 24.5% of net sales in 2004 from $21.3 million, or 10.0% of net sales in 2003. The increase in gross profit was largely driven by higher spreads between average selling prices and raw material costs resulting from the Company’s efforts to recover rapidly escalating raw material costs and improve its gross margins together with increased shipments. In addition, gross profit for the current year benefited from the sale of lower cost inventory in view of the increases in raw material costs and average selling prices that occurred over the course of the year.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) increased 89% to $21.4 million, or 6.4% of net sales in 2004 from $11.3 million, or 5.3% of net sales in 2003. The increase in SG&A expense was primarily due to compensation expense associated with the Company’s stock options that are accounted for as variable awards resulting from the appreciation in the price of the Company’s stock ($6.2 million), higher incentive plan expense driven by the improved financial performance of the Company ($2.2 million), higher employee medical insurance costs ($752,000), an increase in the allowance for doubtful accounts ($213,000) and legal fees related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers, including the Company, against certain countries exporting into the U.S. market ($93,000).

Other Expense (Income)

     Other income was $1.6 million in 2004 compared with other expense of $7,000 in 2003.The income for the current year was primarily comprised of an $830,000 gain resulting from the settlement of the litigation related to a supply agreement with a vendor and $572,000 of profit from the sale of raw material to a vendor.

Earnings Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change increased to $61.6 million in 2004 compared with $9.9 million in 2003 primarily due to the higher sales and gross profit in the current year partially offset by higher SG&A expense.

Interest Expense

     Interest expense decreased $1.1 million, or 11%, to $9.0 million in 2004 from $10.1 million in 2003. The decrease was primarily due to reductions in the average borrowing levels on the Company’s senior secured credit facility ($1.5 million) and average interest rates ($890,000), partially offset by higher amortization expense associated with the unrealized loss on the terminated interest rate swaps and capitalized financing costs ($1.3 million).

Income Taxes

     The Company’s effective income tax rate was 40.2% in 2004. In 2003, the effective income tax rate was impacted by a reduction in the valuation allowance on deferred income tax assets from $7.5 million to $1.3 million combined with the near break-even pre-tax earnings (a pre-tax loss of $112,000). In 2004, the valuation allowance was further reduced to $864,000 based upon the Company’s utilization of state net operating loss carryforwards against which an allowance had previously been established. However the reduction in the valuation allowance did not significantly impact the effective tax rate in view of the magnitude of the Company’s pre-tax earnings in 2004.

Net Earnings

     The Company’s net earnings for 2004 increased to $31.5 million, or $3.51 per diluted share, compared to $6.7 million, or $0.78 per diluted share, in 2003 primarily due to the higher sales and gross profit together with the other income and reduction in interest expense in the current year partially offset by higher SG&A expense.

2003 Compared with 2002

Net Sales

     Net sales decreased 15% to $212.1 million in 2003 from $251.0 million in 2002 primarily due to the elimination of revenues from the product lines that the Company has exited, including certain segments of the industrial wire business and the nail business, together with lower sales of concrete reinforcing products. Shipments for the year decreased 20% while average selling prices rose 5% from the prior year levels. Sales of the Company’s concrete reinforcing products (welded wire fabric and PC strand) declined 5% to $184.9 million, or 87% of consolidated sales in 2003 from $194.2 million, or 77% of consolidated sales in 2002. Sales of industrial wire products (tire bead wire and other industrial wire excluding revenues from the industrial wire and nail businesses that the Company has exited) rose 10% to $27.2 million, or 13% of consolidated sales in 2003 from $24.8 million, or 10% of consolidated sales in 2002. Sales of the product lines that the Company has exited represented $32.0 million, or 13% of consolidated sales in 2002. The changes in product mix were primarily due to the impact of the Company’s exit from certain segments of the industrial wire business and the nail business in the prior year together with increased sales of industrial wire products in the current year.

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

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) decreased 2% to $11.3 million, or 5.3% of net sales in 2003 from $11.6 million, or 4.6% of net sales in 2002. The decrease in SG&A expense was primarily due to the elimination of selling and administration costs associated with the product lines that the Company exited ($671,000) as well as the savings generated from previously implemented cost reduction measures. These decreases were partially offset by legal fees related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers, including the Company, against certain countries exporting into the U.S. markets ($398,000) and higher selling expenses in support of the development of the Company’s engineered structural mesh business ($398,000).

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

Earnings Before Interest, Income Taxes and Accounting Change

     The Company’s earnings before interest, income taxes and accounting change increased to $9.9 million in 2003 compared with $343,000 in 2002 primarily due to the restructuring charges in the prior year partially offset by lower sales and gross profit in the current year.

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

Net Earnings (Loss)

     The Company’s net earnings for 2003 were $6.7 million, or $0.78 per diluted share, compared to a loss of $25.7 million, or $3.04 per diluted share, in 2002 primarily due to the restructuring charges and cumulative effect of an accounting change in the prior year and the reduction in the valuation allowance on deferred income tax assets from $7.5 million to $1.3 million, partially offset by lower sales and gross profit in the current year.

Liquidity and Capital Resources

Selected Financial Data
(Dollars in thousands)

Cash Flow Analysis

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Net cash provided by operating activities	$28,264	$5,165	$9,446
Net cash provided by (used for) investing activities	(3,019)	(716)	18,168
Net cash used for financing activities	(23,237)	(4,449)	(28,266)

Working capital	61,253	41,354	32,421
Total debt	52,928	70,293	73,640
Percentage of total capital	43%	69%	76%
Shareholders’ equity	$71,211	$31,272	$23,324
Percentage of total capital	57%	31%	24%
Total capital	$124,139	$101,565	$96,964

     Operating activities provided $28.3 million of cash in 2004, $5.2 million in 2003 and $9.4 million in 2002. The increase in 2004 was primarily due to the improved financial performance of the Company partially offset by the additional working capital investment required to support the higher level of sales. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $23.1 million in 2004 compared to $5.4 million in 2003. Total depreciation and amortization increased by $1.1 million, or 15%, compared to the prior year primarily due to amortization of the unrealized loss on terminated interest rate swaps. Deferred income taxes provided $7.1 million in the current year while using $6.8 million in the prior year primarily due to the substantial pre-tax profit in the current year which resulted in the use of net operating loss carryforwards.

     Investing activities used $3.0 million of cash in 2004 and $716,000 in 2003 while providing $18.2 million in 2002. The cash provided in 2002 was principally related to the $16.4 million of proceeds generated from the sale of the South Carolina industrial wire business, the Company’s investment in Structural Reinforcement Products, Inc. and certain assets of the Company’s galvanized strand and nail businesses. Capital expenditures amounted to $3.0 million, $1.0 million and $528,000 in 2004, 2003 and 2002, respectively. The increases in capital expenditures were primarily related to the capital outlays associated with the expansion of the Company’s engineered structural mesh business. Under the terms of the Company’s credit facility, it is limited to capital expenditures of not more than $7.0 million for fiscal 2005 and each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period. Since the Company’s 2004 capital expenditures were more than $2.0 million below the amount permitted by its credit facility, the capital expenditure limitation applicable for 2005 is $9.0 million. The Company is proceeding with expansions of its engineered structural mesh, PC strand and pipe mesh businesses which will together represent an investment of approximately $8.0 million over the 2005 – 2006 period and currently expects that its capital outlays will amount to $9.0 million in 2005 and $5.0 million in 2006.

     Financing activities used $23.2 million, $4.4 million and $28.3 million of cash in 2004, 2003 and 2002, respectively. The increase in financing requirements in the current year was primarily due to the $17.4 million reduction in debt, $3.5 million of costs incurred in connection with the refinancing of the Company’s credit facility and $2.1 million of payments that were required to terminate interest rate swap agreements. In 2003, principal payments reflect the application of a $3.0 million federal tax refund, which was used to pay down term debt on the previous senior secured credit facility.

     The Company’s total debt-to-capital ratio decreased to 43% at October 2, 2004 compared with 69% at September 27, 2003 and 76% at September 28, 2002. The decrease was due to the combined impact of a $17.4 million net reduction in debt and a $39.9 million increase in shareholders’ equity in the current year. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its working capital and capital expenditure requirements.

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

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1,

2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of October 2, 2004, the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) was 1.90, as calculated below, and it was in compliance with all of the financial covenants.

Fixed Charge Coverage Ratio
For the four-month period ended October 2, 2004

($ amounts in thousands)
EBITDA	$30,436
Less Unfunded Capital Expenditures	(1,505)

28,931
Fixed Charges	15,245

Fixed Charge Coverage Ratio	1.90

Net earnings	$12,019
Cash pension contributions	(213)
Income tax provision	8,815
Interest expense	2,236
Depreciation and amortization (net)	1,792
Pension expense	254
Expense associated with option grants	5,515
Net non-cash losses recorded as other expenses	18

EBITDA	$30,436

The Company’s credit facility includes financial covenants that are derived from non-GAAP financial measures, particularly, earnings before interest, taxes, depreciation and amortization (“EBITDA”). These covenants include a Fixed Charge Coverage Ratio, as defined above. The Company’s management uses EBITDA and the debt covenant ratios to measure compliance with its debt covenants and evaluate the operations of the Company. Management believes this presentation is appropriate and enables investors to (i) evaluate the Company’s compliance with the financial covenants of its credit facility and (ii) assess the Company’s performance over the periods presented. EBITDA and the debt covenant ratio as presented here may not be comparable to similarly titled measures used by other companies. EBITDA and the debt covenant ratio (i) should not be considered as an alternative to net earnings (determined in accordance with GAAP) as an indicator of the Company’s financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, and (iii) is not indicative of funds available to fund the Company’s cash needs because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.

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

Aggregate Contractual Obligations

     The Company’s aggregate contractual obligations are as follows:

Payments Due by Period
(in thousands)

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Contractual Obligations:
Long-term debt obligations	$52,928	$3,960	$48,968	$—	$—
Operating lease obligations	1,503	497	562	25	419
Pension benefit obligations	3,805	385	1,180	515	1,725
Interest expense obligations (1)	9,504	2,860	6,644	—	—

Total	$67,740	$7,702	$57,354	$540	$2,144

(1)	Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments as of October 2, 2004.

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

Item 8. Financial Statements and Supplementary Data.

(a) Financial Statements

Consolidated Balance Sheets as of October 2, 2004 (as restated) and September 27, 2003	23
Consolidated Statements of Operations for the years ended October 2, 2004 (as restated), September 27, 2003 and September 28, 2002	24
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended October 2, 2004 (as restated), September 27, 2003 and September 28, 2002	25
Consolidated Statements of Cash Flows for the years ended October 2, 2004 (as restated), September 27, 2003 and September 28, 2002	26
Notes to Consolidated Financial Statements	27
Report of Independent Registered Public Accounting Firm	44
Schedule II – Valuation and Qualifying Accounts for the years ended October 2, 2004, September 27, 2003 and September 28, 2002	45

(b) Supplementary Data

     Selected quarterly financial data for 2004 quarters has been restated as discussed in Note 18 to the consolidated financial statements. Selected quarterly financial data is as follows:

Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
		As restated
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
	December 27	March 27	June 26	October 2
2004
Operating results:
Net sales	$56,135	$73,823	$96,835	$105,839
Gross profit	7,348	16,526	32,696	24,769
Net earnings	718	5,538	15,341	9,892
Per share data:
Net earnings (basic)	0.08	0.65	1.79	1.09
Net earnings (diluted)	0.08	0.63	1.70	1.06
Stock prices
High	1.05	1.85	6.20	14.55
Low	0.60	0.55	1.60	5.97

	Quarter Ended
		As previously reported
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
	December 27	March 27	June 26	October 2
2004
Operating results:
Net sales	$56,135	$73,823	$96,835	$105,839
Gross profit	7,348	16,526	32,696	24,769
Net earnings	701	6,161	17,962	11,892
Per share data:
Net earnings (basic)	0.08	0.73	2.10	1.31
Net earnings (diluted)	0.08	0.70	1.98	1.27
Stock prices
High	1.05	1.85	6.20	14.55
Low	0.60	0.55	1.60	5.97

	Quarter Ended
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	December 28	March 29	June 28	September 27
2003
Operating results:
Net sales	$46,797	$45,923	$59,427	$59,978
Gross profit	4,031	3,701	6,502	7,053
Net earnings (loss)	(763)	(1,156)	683	7,958
Per share data:
Net earnings (loss) (basic)	(0.09)	(0.14)	0.08	0.94
Net earnings (loss) (diluted)	(0.09)	(0.14)	0.08	0.92
Stock prices
High	0.95	0.95	0.72	0.75
Low	0.52	0.70	0.62	0.55

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As restated
	October 2,	September 27,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$2,318	$310
Accounts receivable, net	44,487	30,909
Inventories	40,404	30,259
Prepaid expenses and other	3,772	8,309

Total current assets	90,981	69,787
Property, plant and equipment, net	48,602	50,816
Other assets	11,708	12,327

Total assets	$151,291	$132,930

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$15,041	$19,401
Accrued expenses	10,727	6,369
Current portion of long-term debt	3,960	2,663

Total current liabilities	29,728	28,433
Long-term debt	48,968	67,630
Other liabilities	1,384	5,595
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	—	—
Common stock, $2 stated value Authorized shares: 20,000 Issued and outstanding shares: 2004, 9,122; 2003, 8,460	18,244	16,920
Additional paid-in capital	43,677	38,327
Retained earnings (deficit)	10,927	(20,562)
Accumulated other comprehensive loss	(1,637)	(3,413)

Total shareholders’ equity	71,211	31,272

Total liabilities and shareholders’ equity	$151,291	$132,930

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Net sales	$332,632	$212,125	$251,034
Cost of sales	251,293	190,838	226,950

Gross profit	81,339	21,287	24,084
Selling, general and administrative expense	21,368	11,334	11,560
Restructuring charges	—	—	12,978
Other expense (income)	(1,589)	7	(797)

Earnings before interest, income taxes and accounting change	61,560	9,946	343
Interest expense	8,953	10,077	11,815
Interest income	(17)	(19)	(92)

Earnings (loss) before income taxes and accounting change	52,624	(112)	(11,380)
Income taxes	21,135	(6,834)	(16)

Earnings (loss) before accounting change	31,489	6,722	(11,364)
Cumulative effect of accounting change	—	—	(14,358)

Net earnings (loss)	$31,489	$6,722	$(25,722)

Per share (basic):
Earnings (loss) before accounting change	$3.64	$0.79	$(1.34)
Cumulative effect of accounting change	—	—	(1.70)

Net earnings (loss)	$3.64	$0.79	$(3.04)

Per share (diluted):
Earnings (loss) before accounting change	$3.51	$0.78	$(1.34)
Cumulative effect of accounting change	—	—	(1.70)

Net earnings (loss)	$3.51	$0.78	$(3.04)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Shareholders
	Shares	Amount	Capital	(Deficit)	Income (Loss)(1)	Equity
Balance at September 29, 2001	8,460	$16,920	$38,327	$(1,562)	$(3,621)	$50,064

Comprehensive loss:
Net loss				(25,722)		(25,722)
Change in fair market value of financial instruments					(375)	(375)
Recognition of additional pension plan liability					(643)	(643)

Comprehensive loss(1)						(26,740)

Balance at September 28, 2002	8,460	$16,920	$38,327	$(27,284)	$(4,639)	$23,324

Comprehensive income:
Net earnings				6,722		6,722
Change in fair market value of financial instruments					958	958
Recognition of additional pension plan liability					268	268

Comprehensive income(1)						7,948

Balance at September 27, 2003	8,460	$16,920	$38,327	$(20,562)	$(3,413)	$31,272

Comprehensive income:
Net earnings				31,489		31,489
Change in fair market value of financial instruments					2,523	2,523
Amortization of loss on financial instruments included in net earnings					(656)	(656)
Recognition of additional pension plan liability					(91)	(91)

Comprehensive income(1)						33,265
Stock options exercised	662	1,324	(906)			418
Compensation expense associated with stock option plans			6,158			6,158
Income tax benefit of stock options exercised			98			98

Balance at October 2, 2004 (as restated)	9,122	$18,244	$43,677	$10,927	$(1,637)	$71,211

(1)Components of accumulated other comprehensive loss and comprehensive income are reported net of related income taxes.

See accompanying notes to financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$31,489	$6,722	$(25,722)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities (net of effect of divestitures)
Cumulative effect of accounting change	—	—	14,358
Depreciation and amortization	5,316	5,551	6,630
Amortization of capitalized financing costs	1,744	1,505	1,721
Amortization of unrealized loss on financial instruments	1,059	—	—
Compensation expense associated with stock option plans	6,158	—	—
Loss on sale of assets	53	106	306
Restructuring charges	—	—	12,978
Deferred income taxes	7,118	(6,834)	(16)
Net changes in assets and liabilities:
Accounts receivable, net	(13,578)	(1,011)	5,647
Inventories	(10,145)	2,394	(1,165)
Accounts payable and accrued expenses	648	(6,748)	(8,478)
Other changes	(1,598)	3,480	3,187

Total adjustments	(3,225)	(1,557)	35,168

Net cash provided by operating activities	28,264	5,165	9,446

Cash flows from investing activities:
Capital expenditures	(3,043)	(962)	(528)
Proceeds from sale of businesses	—	—	16,448
Proceeds from notes receivable	—	62	471
Proceeds from sale of property, plant and equipment	24	184	1,777

Net cash provided by (used for) investing activities	(3,019)	(716)	18,168

Cash flows from financing activities:
Proceeds from long-term debt	135,451	10,400	5,000
Principal payments on long-term debt	(152,816)	(13,747)	(32,065)
Financing costs	(3,475)	(1,402)	(1,601)
Termination of interest rate swaps	(2,117)	—	—
Other	(280)	300	400

Net cash used for financing activities	(23,237)	(4,449)	(28,266)

Net increase (decrease) in cash and cash equivalents	2,008	—	(652)
Cash and cash equivalents at beginning of period	310	310	962

Cash and cash equivalents at end of period	$2,318	$310	$310

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$7,712	$8,692	$9,390
Income taxes	13,244	(2,975)	(2,736)
Non-cash financing activity:
Cashless exercise of stock options	338	—	—

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

     Stock options. The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment for FASB Statement No. 123.” Certain of the options issued under the Company’s stock option plans allow for cashless stock option exercises, and in accordance with Financial Accounting Standards Board Interpretation No. 44, are accounted for as variable plans. Under variable plan accounting, compensation expense is recognized over the vesting period when the market price of a company’s stock exceeds the exercise price of the options granted and is adjusted on a recurring basis to reflect changes in market valuation. Final compensation expense is measured upon exercise of the option. As of October 2, 2004, unamortized compensation expense totaled $303,000 which will be recognized over the remaining vesting periods of the related options.

     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize the fair value of all stock-based awards on the grant date as expense over the vesting period. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net earnings and net earnings per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net earnings and net earnings per share for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands, except per share amounts)	2004	2003	2002
Net earnings (loss) – as reported	$31,489	$6,722	$(25,722)
Stock-based compensation expense included in reported net earnings, net of related tax effects	5,226	—	—
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(216)	(33)	344

Net earnings (loss)- pro forma	$36,499	$6,755	$(26,066)

Basic net earnings (loss) per share – as reported	$3.64	$0.79	$(3.04)
Basic net earnings (loss) per share – pro forma	4.22	0.80	(3.08)
Diluted net earnings (loss) per share – as reported	3.51	0.78	(3.04)
Diluted net earnings (loss) per share – pro forma	4.14	0.77	(3.08)

Basic shares outstanding – as reported and pro forma	8,642	8,460	8,460
Diluted shares outstanding – as reported	332	204	—
Diluted shares outstanding – pro forma	176	338	—

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

     Shipping and handling costs. The Company includes all of the outbound freight, shipping and handling costs associated with the shipment of products to customers in cost of sales. Any amounts paid by customers to the Company for shipping and handling are recorded in the net sales line item as presented on the consolidated statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” to be effective for the interim or annual periods beginning after June 15, 2005. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost of such share-based payments is to be recognized over the requisite service period based on fair values measured on grant dates. SFAS No. 123R may be adopted using either the modified prospective transition method or the modified retrospective method. Although the Company’s earnings per share may be slightly impacted, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its operating results or financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of October 2, 2004, the Company was in compliance with all of the financial covenants under the credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     A summary of stock option activity follows:

		Exercise Price Per Share
	Options				Weighted
(Share amounts in thousands)	Outstanding	Range			Average
Balance, September 29, 2001	1,184	$2.12	–	$9.19	$5.46
Granted	447	0.35	–	0.55	0.36
Cancelled	(105)	2.12	–	9.19	5.14

Balance, September 28, 2002	1,526	0.35	–	9.19	3.99
Granted	204	0.65	–	0.71	0.66
Cancelled	(546)	0.65	–	9.19	5.62

Balance, September 27, 2003	1,184	0.35	–	9.19	2.67
Granted	25	10.85	–	10.85	10.85
Exercised	(740)	0.35	–	9.19	1.66

Balance, October 2, 2004	469	0.35	–	10.85	4.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The weighted average characteristics of outstanding stock options at October 2, 2004 for various price ranges are as follows:

(Share amounts in thousands)			Outstanding Options			Exercisable Options
					Weighted		Weighted
				Remaining	Average		Average
Range of Exercise Prices			Shares	Life (Years)	Price	Shares	Price
$ 0.35	–	$0.71	133	8.2	$0.55	73	$0.47
2.12	–	5.25	118	5.9	3.15	87	3.53
5.50	–	8.38	159	3.1	7.43	159	7.43
9.13	–	10.85	59	6.3	9.88	59	9.88

     At October 2, 2004, there were no shares available for future grants under the plans. Options exercisable were 378,000 at October 2, 2004, 842,000 at September 27, 2003 and 957,000 at September 28, 2002. The weighted average exercise price for these shares was $5.56 for 2004, $3.33 for 2003 and $5.14 for 2002.

(7) Income Taxes

     The provision (benefit) for income taxes consisted of:

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Earnings (loss) before income taxes	$52,624	$(112)	$(25,738)

Provision (benefit) for income taxes:
Current:
Federal	$12,018	$—	$—
State	1,999	—	—

	14,017	—	—

Deferred:
Federal	6,493	(149)	330
State	625	(6,685)	(346)

	7,118	(6,834)	(16)

Provision (benefit) for income taxes	$21,135	$(6,834)	$(16)

Effective income tax rate	40.2%	N/M	0.1%

          The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to the Company’s income (loss) before taxes as a result of the following differences:

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Provision (benefit) for income taxes at federal statutory rate	$18,418	$(37)	$(9,008)
State income taxes, net of federal tax benefit	1,594	(6)	(399)
Goodwill write-off, net	—	—	1,467
Other permanent book and tax differences, net	(7)	(13)	89
Incentive stock option expense disallowed for tax	1,411	—	—
Revisions to estimates based on filing of final tax return	(174)	(557)	—
Other, net	307	1	335
Valuation allowance	(414)	(6,222)	7,500

Provision (benefit) for income taxes	$21,135	$(6,834)	$(16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Deferred tax assets and liabilities are recognized for the differences between the tax basis of assets and liabilities and their reported financial statement amounts. Significant components of deferred tax assets and liabilities are as follows:

	As restated
	October 2,	September 27,
(Amounts in thousands)	2004	2003
Deferred tax assets:
Accrued expenses or asset reserves for financial statements, not yet deductible for tax purposes	$3,578	$3,101
Alternative minimum tax credit carryforwards	—	360
Federal and state net operating loss carryforwards	864	7,855
Goodwill, amortizable for tax purposes	3,345	3,697
Nonqualified stock options not deductible in current year	347	—
Unrealized loss on hedge instruments	403	1,559
Valuation allowance	(864)	(1,278)

Gross deferred tax assets	7,673	15,294

Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation, impairment charges and capitalized interest	(2,407)	(2,221)
Other reserves	(507)	(95)

Gross deferred tax liabilities	(2,914)	(2,316)

Net deferred tax asset	$4,759	$12,978

     The Company has recorded the following amounts for deferred tax assets on its consolidated balance sheets as of October 2, 2004 and September 27, 2003: a current deferred tax asset (net of valuation allowance) of $1.1 million and $7.1 million, respectively, in prepaid expenses and other, and a noncurrent deferred tax asset (net of valuation allowance) of $3.7 million and $5.9 million, respectively, in other assets. The Company has utilized all $18.0 million of its gross federal operating loss carryforwards and $16.6 million of gross state operating loss carryforwards based on income generated during the current year. The Company has $18.2 million of gross state operating loss carryforwards that begin to expire in 10 years, but principally expire in 18 - 20 years. The Company also has utilized all of its federal alternative minimum tax credit carryforwards of $360,000 due to the income generated during the current year.

     The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its state net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the losses incurred for fiscal 2001 and 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets in 2002. The valuation allowance was reduced during the fourth quarter of 2003 from $7.5 million to $1.3 million eliminating the valuation allowance on all federal net operating losses (“NOLs”) due to their anticipated utilization in 2004. The remaining $1.3 million valuation allowance pertained to various state NOLs that were not anticipated to be utilized. During 2004, this $1.3 million valuation allowance was reduced to $864,000 based on the income generated during the year. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had been provided.

(8) Employee Benefit Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table provides a reconciliation of the projected benefit obligation, plan assets, the funded status of the plan, and the amounts recognized in the Company’s consolidated balance sheets at October 2, 2004, September 27, 2003 and September 28, 2002:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$4,043	$4,265	$3,738
Service cost	106	86	92
Interest cost	275	268	266
Actuarial loss (gain)	281	(22)	387
Distributions	(669)	(554)	(218)

Benefit obligation at end of year	$4,036	$4,043	$4,265

Change in plan assets:
Fair value of plan assets at beginning of year	$2,551	$1,952	$2,518
Actual return on plan assets	179	524	(259)
Employer contributions	572	629	47
Actual distributions	(669)	(554)	(354)

Fair value of plan assets at end of year	$2,633	$2,551	$1,952

Reconciliation of funded status to net amount recognized:
Funded status	$(1,403)	$(1,492)	$(2,313)
Unrecognized net gain	1,532	1,354	1,878
Unrecognized prior service cost	5	7	10

Net amount recognized	$134	$(131)	$(425)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension asset	$134	$—	$—
Accrued benefit liability	(1,538)	(1,492)	(2,313)
Intangible asset related to prior service cost	5	7	10
Accumulated other comprehensive loss	981	890	1,158
Deferred tax asset – noncurrent	552	464	720

Net amount recognized	$134	$(131)	$(425)

     Net periodic pension cost includes the following components:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Components of net periodic pension cost:
Service cost	$106	$86	$76
Interest cost	275	268	266
Expected return on plan assets	(217)	(176)	(210)
Amortization of prior service cost	3	3	3
Amortization of transition asset	—	—	—
Recognized net actuarial loss	140	154	76

Net periodic pension cost	$307	$335	$211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The assumptions used for the calculations for the Delaware plan are as follows:

	Measurement Date
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Assumptions at year-end:
Discount rate	6.5%	6.5%	7.0%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.0%	8.0%	8.0%

     The projected benefit payments are as follows:

Fiscal year(s)	(In thousands)
2005	$385
2006	475
2007	305
2008	400
2009	515
2010 - 2013	1,725

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Commitments and Contingencies

     Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $815,000 in 2004, $985,000 in 2003 and $831,000 in 2002. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2005, $497,000; 2006, $328,000; 2007, $199,000; 2008, $35,000; 2009, $25,000 and beyond, $419,000. As of October 2, 2004, the Company had $53.4 million in non-cancelable fixed price purchase commitments for purchases of raw material extending as long as approximately 120 days.

     Legal proceedings. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

(10) Change of Control Agreements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands, except for per share data)	2004	2003	2002
Earnings (loss) before accounting change	$31,489	$6,722	$(11,364)
Cumulative effect of accounting change	—	—	(14,358)

Net earnings (loss)	$31,489	$6,722	$(25,722)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	8,642	8,460	8,460
Dilutive effect of stock options	332	204	—

Weighted average shares outstanding (diluted)	8,974	8,664	8,460

Per share (basic):
Earnings (loss) before accounting change	$3.64	$0.79	$(1.34)
Cumulative effect of accounting change	—	—	(1.70)

Net earnings (loss)	$3.64	$0.79	$(3.04)

Per share (diluted):
Earnings (loss) before accounting change	$3.51	$0.78	$(1.34)
Cumulative effect of accounting change	—	—	(1.70)

Net earnings (loss)	$3.51	$0.78	$(3.04)

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

     There were no customers that accounted for 10% or more of the Company’s net sales in 2004, 2003 or 2002.

     The Company’s net sales by product group information is as follows:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Concrete reinforcing products	$298,754	$184,868	$194,201
Industrial wire products	33,878	27,257	56,833

Total net sales	$332,632	$212,125	$251,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company’s net sales and long-lived assets information by geographic region is as follows:

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Net sales:
United States	$324,310	$203,176	$241,177
Foreign	8,322	8,949	9,857

Total	$332,632	$212,125	$251,034

Long-lived assets:
United States	$51,526	$52,141	$57,524
Foreign	—	—	—

Total	$51,526	$52,141	$57,524

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

     The Company leases a facility to a company partially owned by one of its directors. In addition, the Company has a note outstanding with the company related to the sale of assets that are located at the facility. As of October 2, 2004, September 27, 2003 and September 28, 2002 the gross receivables balance associated with the lease and note was $893,000, which was fully reserved as of each balance sheet date.

     Sales to a company affiliated with one of the Company’s directors amounted to $718,000 in 2004, $265,000 in 2003 and $402,000 in 2002.

(14) Comprehensive Loss

     The components of accumulated other comprehensive loss are as follows:

	October 2,	September 27,
(Amounts in thousands)	2004	2003
Fair market value of financial instruments	$(656)	$(2,523)
Additional pension plan liability	(981)	(890)

Accumulated other comprehensive loss	$(1,637)	$(3,413)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Other Financial Data

     Balance sheet information:

	As restated
	October 2,	September 27,
(Amounts in thousands)	2004	2003
Accounts receivable, net:
Accounts receivable	$45,095	$31,113
Less allowance for doubtful accounts	(608)	(204)

Total	$44,487	$30,909

Inventories:
Raw materials	$21,992	$12,341
Work in process	2,139	1,143
Finished goods	16,273	16,775

Total	$40,404	$30,259

Other assets:
Non-current deferred tax assets	$3,665	$5,907
Capitalized financing costs, net	2,879	1,148
Cash surrender value of life insurance policies	2,162	2,304
Assets held for sale	1,855	1,842
Other	1,147	1,126

Total	$11,708	$12,327

Property, plant and equipment, net:
Land and land improvements	$5,029	$5,057
Buildings	31,973	31,425
Machinery and equipment	62,840	62,715
Construction in progress	2,043	385

	101,885	99,582
Less accumulated depreciation	(53,283)	(48,766)

Total	$48,602	$50,816

(16) Rights Agreement

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

(17) Product Warranties

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

(18) Restatement of Financial Statements

     The Company’s financial statements for the year ended October 2, 2004 have been restated to reflect a non-cash charge of $5.2 million (after-tax) on its consolidated statement of operations for additional compensation expense resulting from the correction in the accounting for the Company’s stock option plans. Following are the associated changes as reflected in the restated financial statements:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	October 2, 2004
	As previously
	reported	As restated
Consolidated Balance Sheet:
Other assets	$11,361	$11,708
Total assets	150,944	151,291
Accrued expenses	10,914	10,727
Total current liabilities	29,915	29,728
Additional paid-in capital	37,916	43,677
Retained earnings	16,154	10,927
Total shareholders’ equity	70,677	71,211
Total liabilities and shareholders’ equity	150,944	151,291
Consolidated Statement of Operations:
Selling, general and administrative expense	15,210	21,368
Earnings before interest, income taxes and accounting change	67,718	61,560
Earnings before income taxes and accounting change	58,782	52,624
Income taxes	22,066	21,135
Net earnings	36,716	31,489
Earnings per share:
Basic	4.25	3.64
Diluted	4.08	3.51
Consolidated Statement of Cash Flow:
Net earnings	36,716	31,489
Compensation expense associated with stock option plans	—	6,158
Deferred income taxes	7,465	7,118
Accounts payable and accrued expenses	737	648
Net cash provided by operating activities	27,769	28,264
Other	215	(280)
Net cash used for financing activities	(22,742)	(23,237)

Notes to Consolidated Financial Statements:
     (2)   Summary of Significant Accounting Policies  -  Stock Options
     (7)   Income Taxes
     (11) Earnings Per Share
     (15) Other Financial Data
     (18) Restatement of Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiary as of October 2, 2004 and September 27, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 2, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 18, the consolidated financial statements as of October 2, 2004, and for the year then ended have been restated to reflect additional compensation cost, net of related tax effects, associated with certain stock options issued under the Company’s stock option plans.

Greensboro, North Carolina
October 22, 2004 (except for Note 18,
as to which the date is February 22, 2005)

SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures

     In connection with the initial filing of the Form 10-K for the fiscal year ended October 2, 2004 on December 6, 2004, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission.

     At the time of the initial filing of the Form 10-K for the fiscal year ended October 2, 2004 on December 6, 2004, there had been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     However, on February 15, 2005, the Audit Committee of the Board of Directors of the Company determined that certain errors had occurred with regard to the proper accounting treatment for certain stock options granted under the Company’s stock option plans. The Audit Committee, jointly with the Company’s management, including its Chief Executive Officer and Chief Financial Officer, analyzed the impact of the accounting treatment required under Financial Accounting Standards Board Interpretation No. 44 with respect to the stock option plans on the Company’s historical financial results and concluded that the error in the accounting treatment with respect to the plans warranted the restatement of the previously issued financial statements for the fiscal year ended October 2, 2004 and the revision of the financial statements for the quarter ended January 1, 2005. As a result, the Company determined to amend its Form 10-K for the year ended October 2, 2004 in order to restate the audited financial statements contained therein and to delay the Company’s Form 10-Q filing for the quarter ended January 1, 2005 to allow time for the errors to be corrected.

     In conjunction with the Company’s decision to restate its financial statements, the Company identified a material weakness in its internal control over financial reporting and, as a result thereof, reevaluated its disclosure controls and procedures over the accounting treatment for certain stock options granted under the Company’s stock option plans and concluded that these controls were not effective. The Company has taken steps to identify, rectify and prevent the recurrence of such circumstances. As part of this undertaking, the Company intends to incorporate additional levels of review of the processes and supporting documentation related to stock option plan accounting. The Company believes these enhancements to its systems of internal control over financial reporting and disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

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

Item 11. Executive Compensation.

     The information required for this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required for this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 45 of this report.

All other schedules have been omitted because they are either not required or not applicable.

(b) Exhibits

See exhibit index on page 51.

(c) Financial Statement Schedules

See Item 15 (a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: February 23, 2005	By:	/s/ H.O. WOLTZ III

H.O. WOLTZ III
President and Chief Executive Officer

Date: February 23, 2005	By:	/s/ MICHAEL C. GAZMARIAN

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

EXHIBIT INDEX, continued
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 2, 2004

Exhibit
Number	Description
10.11	Form of Severance Agreement (the Company entered Severance Agreements with H.O. Woltz III and Michael C. Gazmarian; each agreement is substantially identical to the form in all material respects).

10.12	Form of Retirement Security Agreement (the Company entered Retirement Security Agreements with Howard O. Woltz, Jr., H.O. Woltz III, Michael C. Gazmarian, Gary D. Kniskern and certain other employees; each agreement is substantially identical to the form in all material respects).

21.1	List of Subsidiaries of Insteel Industries, Inc., at October 2, 2004.

24.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.