Form 10-Q
period 2005-01-01
INSTEEL INDUSTRIES INC
filed 2005-02-24
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2005

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)	As restated
	January 1,	October 2,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,086	$2,318
Accounts receivable, net	32,234	44,487
Inventories	64,737	40,404
Prepaid expenses and other	2,676	3,772

Total current assets	100,733	90,981
Property, plant and equipment, net	48,192	48,602
Other assets	11,340	11,708

Total assets	$160,265	$151,291

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,445	$15,041
Accrued expenses	10,033	10,727
Current portion of long-term debt	3,400	3,960

Total current liabilities	27,878	29,728
Long-term debt	52,500	48,968
Other liabilities	1,400	1,384
Shareholders’ equity:
Common stock	18,588	18,244
Additional paid-in capital	45,019	43,677
Retained earnings	16,043	10,927
Accumulated other comprehensive loss	(1,163)	(1,637)

Total shareholders’ equity	78,487	71,211

Total liabilities and shareholders’ equity	$160,265	$151,291

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended
		As restated
	January 1,	December 27,
	2005	2003
Net sales	$74,664	$56,135
Cost of sales	60,941	48,787

Gross profit	13,723	7,348
Selling, general and administrative expense	4,180	3,550
Other expense	34	64

Earnings before interest and income taxes	9,509	3,734
Interest expense	1,810	2,592
Interest income	—	(10)

Earnings before income taxes	7,699	1,152
Income taxes	2,583	434

Net earnings	$5,116	$718

Weighted average shares outstanding:
Basic	9,175	8,460

Diluted	9,424	8,697

Net earnings per share:
Basic	$0.56	$0.08

Diluted	$0.54	$0.08

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
		As restated
	January 1,	December 27,
	2005	2003
Cash Flows From Operating Activities:
Net earnings	$5,116	$718
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	1,279	1,302
Amortization of capitalized financing costs	197	453
Amortization of unrealized loss on financial instruments	765	—
Compensation expense associated with stock option plans	1,169	(19)
Loss on sale of assets	8	9
Deferred income taxes	(3)	434
Net changes in assets and liabilities:
Accounts receivable, net	12,253	6,751
Inventories	(24,333)	6,256
Accounts payable and accrued expenses	(821)	(3,894)
Other changes	1,442	(1,399)

Total adjustments	(8,044)	9,893

Net cash provided by (used for) operating activities	(2,928)	10,611

Cash Flows From Investing Activities:
Capital expenditures	(837)	(251)
Proceeds from sale of property, plant and equipment	1	—
Decrease (increase) in cash surrender value of life insurance policies	(474)	6

Net cash used for investing activities	(1,310)	(245)

Cash Flows From Financing Activities:
Proceeds from long-term debt	104,998	600
Principal payments on long-term debt	(102,026)	(8,730)
Financing costs	(23)	—
Other	57	(692)

Net cash provided by (used for) financing activities	3,006	(8,822)

Net increase (decrease) in cash and cash equivalents	(1,232)	1,544
Cash and cash equivalents at beginning of period	2,318	310

Cash and cash equivalents at end of period	$1,086	$1,854

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$759	$2,181
Income taxes	407	—
Non-cash financing activity:
Cashless exercise of stock options	331	—

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders
	Shares	Amount	Capital	Earnings	Loss(1)	Equity
Balance at October 2, 2004 (as restated)	9,122	$18,244	$43,677	$10,927	$(1,637)	$71,211

Comprehensive income:

Net earnings				5,116		5,116

Amortization of loss on financial instruments included in net earnings					474	474

Comprehensive income(1)						5,590

Stock options exercised	172	344	(296)			48

Compensation expense associated with stock option plans			1,169			1,169

Income tax benefit of stock options exercised			469			469

Balance at January 1, 2005	9,294	$18,588	$45,019	$16,043	$(1,163)	$78,487

(1)Components of accumulated other comprehensive loss and comprehensive income are reported net of related income taxes.

See accompanying notes to financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 2, 2004 included in the Company’s Annual Report on Form 10-K/A filed with the SEC.

     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended January 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2005.

(2) Stock-Based Compensation

     The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment for FASB Statement No. 123”. Certain of the options issued under the Company’s stock option plans allow for cashless stock option exercises, and in accordance with Financial Accounting Standards Board Interpretation No. 44, are accounted for as variable plans. Under variable plan accounting, compensation expense is recognized over the vesting period when the market price of a company’s stock exceeds the exercise price of the options granted and is adjusted on a recurring basis to reflect changes in market valuation. Final compensation expense is measured upon exercise of the option. As of January 1, 2005, unamortized compensation expense totaled $227,000 which will be recognized over the remaining vesting periods of the related options.

     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize the fair value of all stock-based awards on the grant date as expense over the vesting period. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net earnings and net earnings per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net earnings and net earnings per share for the three months ended January 1, 2005 and December 27, 2003, respectively, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
		As restated
	January 1,	December 27,
(Amounts in thousands, except per share data)	2005	2003
Net earnings — as reported	$5,116	$718
Stock-based compensation expense included in reported net earnings, net of related tax effects	440	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(15)

Net earnings — pro forma	$5,551	$703

Basic net earnings per share — as reported	$0.56	$0.08
Basic net earnings per share — pro forma	0.60	0.08
Diluted net earnings per share — as reported	0.54	0.08
Diluted net earnings per share — pro forma	0.59	0.08

Basic shares outstanding — as reported and pro forma	9,175	8,640
Diluted shares outstanding — as reported	249	237
Diluted shares outstanding — pro forma	249	160

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” to be effective for the interim or annual periods beginning after June 15, 2005. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost of such share-based payments is to be recognized over the requisite service period based on fair values measured on grant dates. SFAS No. 123R may be adopted using either the modified prospective transition method or the modified retrospective method. Although the Company’s earnings per share may be slightly impacted, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its operating results or financial condition.

(3) Deferred Income Tax Assets

     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of January 1, 2005: a current deferred income tax asset of $845,000 in prepaid expenses and other, a noncurrent deferred income tax asset of $3.6 million (net of valuation allowance) in other assets, and accrued income taxes payable of $2.4 million in accrued expenses. The Company has utilized $1.5 million of gross state operating loss carryforwards (“NOLs”) during the current year and has a remaining balance of $16.7 million which begin to expire in seven years, but principally expire in 16 — 19 years.

     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its state NOLs. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred income tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. As of October 2, 2004, the Company had recorded a valuation allowance of $864,000 pertaining to various state NOLs that were not anticipated to be utilized which was reduced to $822,000 during the first quarter of 2005 based on the income generated during the period. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided.

     (4) Pension Benefits

     The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees based primarily upon years of service. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company has contributed $124,000 to the Delaware Plan during the three-month period ended January 1, 2005 and it expects to contribute $558,000 for the entire fiscal year ending October 1, 2005. The net periodic pension costs and related components for the Delaware Plan for the three months ended January 1, 2005 and December 27, 2003, respectively, are as follows:

	(Unaudited)
	Three Months Ended
	January 1,	December 27,
(Amounts in thousands)	2005	2003
Service cost	$23	$26
Interest cost	67	69
Expected return on plan assets	(54)	(54)
Amortization of prior service cost	1	1
Recognized net actuarial loss	38	35

Net periodic pension cost	$75	$77

     In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen where there will be no new participants in the plan going forward. The Company intends for the Delaware Plan to eventually cease upon the retirement of the remaining active employees that are participants in the plan and payment of the associated benefit obligations.

(5) Credit Facilities

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

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of January 1, 2005, approximately $55.9 million was outstanding on the senior secured credit facility, with $48.3 million drawn and $10.2 million of additional borrowing capacity on the revolver and $7.6 million outstanding on Term Loan A. Outstanding letters of credit on the revolver amounted to $1.5 million as of January 1, 2005. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A. Based on its Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), in December 2004, the Company prepaid $11.4 million of term debt on its senior secured credit facility. The prepayment enabled the Company to pay off the $4.4 million balance outstanding on Term Loan B and pay down Term Loan A by $7.0 million, which will reduce the Company’s average borrowing rate going forward. The remaining balance on Term Loan A will continue to be amortized at $283,000 per month until it has been paid in its entirety. On January 7, 2005, the Company and its lender agreed to an amendment to the credit facility which increased the amount of the revolver from $60.0 million to $75.0 million and expanded the maximum inventory borrowing base from $35.0 million to $45.0 million, providing additional liquidity. As of the date of the amendment, approximately $55.7 million was outstanding on the senior secured credit facility with $48.4 million drawn on the revolver and $7.3 million outstanding on Term Loan A.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, and 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, and 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of January 1, 2005, interest rates on the credit facility were 5.58% on the revolver and 6.45% on Term Loan A. In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, is being amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of January 1, 2005, the Company was in compliance with all of the financial covenants under the credit facility.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of January 1, 2005, the Company was in compliance with all of the negative covenants.

     The Company was limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and is limited to Capital Expenditures of not more than $7.0 million for each fiscal year thereafter through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)
	Three Months Ended
		As restated
	January 1,	December 27,
(Amounts in thousands, except per share data)	2005	2003
Net earnings	$5,116	$718

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	9,175	8,460
Dilutive effect of stock options	249	237

Weighted average shares outstanding (diluted)	9,424	8,697

Net earnings per share:
Basic	$0.56	$0.08

Diluted	$0.54	$0.08

     There were no antidilutive options for the three months ended January 1, 2005. Options to purchase 534,000 shares for the three months ended December 27, 2003 were antidilutive and were not included in the diluted EPS computation. Options to purchase 172,000 shares were exercised during the three months ended January 1, 2005, resulting in a $344,000 increase in common stock and a $296,000 decrease in additional paid-in capital. No options were exercised during the three months ended December 27, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Other Financial Data

     Balance sheet information:

	(Unaudited)	As restated
	January 1,	October 2,
(Amounts in thousands)	2005	2004
Accounts receivable, net:
Accounts receivable	$32,685	$45,095
Less allowance for doubtful accounts	(451)	(608)

Total	$32,234	$44,487

Inventories:
Raw materials	$36,267	$21,992
Work in process	1,721	2,139
Finished goods	26,749	16,273

Total	$64,737	$40,404

Other assets:
Noncurrent deferred tax asset, net	$3,625	$3,665
Capitalized financing costs, net	2,705	2,879
Cash surrender value of life insurance policies	2,628	2,162
Assets held for sale	1,855	1,855
Other	527	1,147

Total	$11,340	$11,708

Property, plant and equipment, net:
Land and land improvements	$5,029	$5,029
Buildings	31,973	31,973
Machinery and equipment	62,897	62,840
Construction in progress	2,806	2,043

	102,705	101,885
Less accumulated depreciation	(54,513)	(53,283)

Total	$48,192	$48,602

(8) Business Segment Information

     Insteel’s operations involve the manufacturing and marketing of wire products. The Company is organized into two business units: Concrete Reinforcing Products, which consists of the welded wire fabric and PC strand product lines, and Industrial Wire Products, which consists of the tire bead wire and industrial wire product lines. The Company’s business unit structure was primarily established for purposes of administrative oversight for the plants and selling activities associated with the business unit’s product lines. This business unit structure is consistent with the way in which the Company is managed, both organizationally and from an internal financial reporting standpoint. The managers of each of the business units report directly to the Chief Executive Officer (“CEO”) and as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the CEO is the Company’s chief operating decision maker. The CEO evaluates performance and allocates resources to the plants and business units using information about their revenues and gross profit. Based upon the criteria specified in SFAS No. 131, the Company has one reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company’s net sales by product group information is as follows:

	(Unaudited)
	Three Months Ended
	January 1,	December 27,
(Amounts in thousands)	2005	2003
Concrete reinforcing products	$65,063	$49,150
Industrial wire products	9,601	6,985

Total	$74,664	$56,135

     The Company’s net sales and long-lived assets information by geographic region is as follows:

	(Unaudited)
	Three Months Ended
	January 1,	December 27,
(Amounts in thousands)	2005	2003
Net sales:
United States	$72,980	$54,511
Foreign	1,684	1,624

Total	$74,664	$56,135

Long-lived assets:
United States	$52,468	$54,110
Foreign	—	—

Total	$52,468	$54,110

(9) Restatement of Financial Statements

     The Company’s financial statements for the quarter ended December 27, 2003 have been restated to reflect additional compensation expense resulting from the correction in the accounting for the Company’s stock option plans. Following are the associated changes as reflected in the restated financial statements:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	October 2, 2004
	As previously
	reported	As restated
Consolidated Balance Sheet:
Other assets	$11,361	$11,708
Total assets	150,944	151,291
Accrued expenses	10,914	10,727
Total current liabilities	29,915	29,728
Additional paid-in capital	37,916	43,677
Retained earnings	16,154	10,927
Total shareholders’ equity	70,677	71,211
Total liabilities and shareholders’ equity	150,944	151,291

	December 27, 2003
	As previously
	reported	As restated
Consolidated Statement of Operations:
Selling, general and administrative expense	$3,569	$3,550
Earnings before interest and income taxes	3,715	3,734
Earnings before income taxes	1,133	1,152
Income taxes	432	434
Net earnings	701	718
Consolidated Statement of Cash Flow:
Net earnings	701	718
Compensation expense associated with stock option plans	—	(19)
Deferred income taxes	432	434
Net cash provided by operating activities	10,625	10,611

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “anticipates,” “expects,” “plans” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and the Company can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail in the Company’s periodic reports, in particular under the caption “Risk Factors” in the Company’s report on Form 10-K/A for the year ended October 2, 2004, filed with the U.S. Securities and Exchange Commission. You should carefully read these risk factors.

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

     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they include, but are not limited to, the following:

•	general economic and competitive conditions in the markets in which the Company operates;

•	the cyclical nature of the steel industry;

•	changes in U.S. or foreign trade policy affecting steel imports or exports;

•	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

•	the Company’s ability to reduce its reliance on offshore raw material sources and its ability to address the current inventory imbalance;

•	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

•	interest rate volatility;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the Company’s ability to successfully develop niche products, such as its engineered structural mesh (“ESM”) products;

•	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

•	the timely completion of the Company’s ESM production line and reconfiguration and expansion of the Company’s PC strand operation in Gallatin, Tennessee;

•	unanticipated plant outages, equipment failures or labor difficulties; and

•	continuing escalation in medical costs that affect employee benefit expenses.

Results of Operations

Statements of Operations – Selected Data
($ in thousands)

	Three Months Ended
			As restated
	January 1,		December 27,
	2005	Change	2003
Net sales	$74,664	33%	$56,135
Gross profit	13,723	87%	7,348
Percentage of net sales	18.4%		13.1%
Selling, general and administrative expense	$4,180	18%	$3,550
Percentage of net sales	5.6%		6.3%
Other expense	34	(47%)	64
Earnings before interest and income taxes	$9,509	155%	$3,734
Percentage of net sales	12.7%		6.7%
Interest expense	$1,810	(30%)	$2,592
Percentage of net sales	2.4%		4.6%
Effective income tax rate	33.5%		37.7%
Net earnings	$5,116	613%	$718

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Net Sales

     Net sales for the quarter increased 33% to $74.7 million from $56.1 million in the same year-ago period in spite of lower shipments due to higher selling prices for the Company’s products largely driven by escalating raw material costs that it was able to pass through to its customers. The decrease in shipments was primarily due to inventory reduction measures that were pursued by customers during the quarter. Average selling prices for the quarter increased 74% while shipments fell 24% from the same year-ago period. Sales of concrete reinforcing products (welded wire fabric and PC strand) increased 32% to $65.1 million, or 87% of consolidated sales from $49.1 million, or 88% of consolidated sales in the year-ago quarter. Sales of industrial wire products (tire bead wire and other industrial wire) increased 37% to $9.6 million, or 13% of consolidated sales from $7.0 million, or 12% of consolidated sales in the year-ago quarter.

Gross Profit

          Gross profit for the quarter rose to $13.7 million, or 18.4% of net sales from $7.3 million, or 13.1% of net sales. The increase in gross profit was largely driven by higher spreads between average selling prices and raw material costs resulting from the Company’s efforts to recover rapidly escalating raw material costs and improve its gross margins. The widening in spreads more than offset the negative impact of the reduced shipment and production levels on unit conversion costs during the quarter relative to the same year-ago period.

Selling, General and Administrative Expense

          Selling, general and administrative expense (“SG&A expense”) increased 18% to $4.2 million, or 5.6% of net sales in the quarter from $3.6 million, or 6.3% of net sales in the same year-ago period. The increase in SG&A expense was primarily due to higher compensation expense associated with the Company’s stock options that are accounted for as variable awards resulting from the appreciation in the price of the Company’s stock ($1.2 million) and higher incentive plan expense driven by the improved financial performance of the Company in the current year ($245,000), partially offset by lower employee benefit costs ($453,000), reduced consulting expense related to the Company’s refinancing efforts in the prior year ($244,000) and reduced legal fees related to the dumping and countervailing duty cases for PC strand in the prior year ($135,000).

Earnings Before Interest and Income Taxes

          The Company’s earnings before interest and income taxes for the quarter were $9.5 million compared to $3.7 million in the same year-ago period primarily due to higher sales and gross profit in the current year.

Interest Expense

          Interest expense for the quarter decreased $782,000, or 30%, to $1.8 million from $2.6 million in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($460,000) and lower average interest rates ($830,000), partially offset by higher amortization expense associated with the unrealized loss on the terminated interest rate swaps and capitalized financing costs ($509,000).

Income Taxes

          The effective income tax rate decreased to 33.5% in the quarter from 37.7% in the same year-ago period. The lower effective rate was primarily due to the reduction in taxable income related to disqualifying dispositions of incentive stock options which are accounted for as variable awards for book purposes.

Net Earnings

          The Company’s net earnings for the quarter were $5.1 million, or $0.54 per diluted share compared to $718,000, or $0.08 per diluted share, in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Three Months Ended
		As restated
	January 1,	December 27,
	2005	2003
Net cash provided by (used for) operating activities	$(2,928)	$10,611
Net cash used for investing activities	(1,310)	(245)
Net cash provided by (used for) financing activities	3,006	(8,822)
Total long-term debt	55,900	62,163
Percentage of total capital	42%	66%
Shareholders’ equity	$78,487	$32,435
Percentage of total capital	58%	34%
Total capital (total long-term debt + shareholders’ equity)	$134,387	$94,598

Cash Flow Analysis

          Operating activities used $2.9 million of cash for the first three months of fiscal 2005 while providing $10.6 million in the same year-ago period. The current year use of cash was due to a $24.3 million increase in inventories caused by the inventory reduction measures that were pursued by customers during the quarter together with the receipt of imported raw material orders that were placed during the third and fourth quarters of 2004 compared to a $6.3 million decrease in inventories in the prior year. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $12.9 million in the current year while providing $9.1 million in the same year-ago period due to the inventory increase partially offset by a $5.5 million increase in the usual seasonal receivables reduction resulting from the decline in shipments. The use of cash to fund the increased working capital investment was partially offset by a $4.4 million increase in net earnings in the current year.

          Investing activities used $1.3 million of cash for the first three months of fiscal 2005 compared to $245,000 in the same year-ago period primarily due to capital outlays related to the expansion of the Company’s engineered structural mesh business and upgrades to its information systems infrastructure together with an increase in the cash surrender value of life insurance policies. Under the terms of the Company’s credit facility, it is limited to capital expenditures of not more than $7.0 million for fiscal 2005 and each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period. Since the Company’s 2004 capital expenditures were more than $2.0 million below the amount permitted by its credit facility, the capital expenditure limitation applicable for 2005 is $9.0 million. The Company is proceeding with expansions of its engineered structural mesh, PC strand and concrete pipe reinforcing businesses which will together represent an investment of approximately $10.0 million and currently expects that its capital outlays will amount to $16.0 million over the 2005 - 2006 period with approximately $9.0 — $11.0 million occurring in 2005 and $5.0 — $7.0 million in 2006, although the timing between the years and the amounts are subject to change based on any adjustments in the project timelines, future market conditions or the Company’s financial performance. As the Company proceeds with its capital expenditure program over the remainder of 2005, if it appears that capital outlays for the year will exceed the $9.0 million limitation in effect under the terms of the credit facility, the Company would pursue an increase in the amount of the limitation from its lender.

          Financing activities provided $3.0 million of cash for the first three months of fiscal 2005 while using $8.8 million in the same year-ago period. The cash provided in financing in the current period was primarily due to the higher borrowings on the revolver to finance the increase in inventories and the prepayment of $11.4 million of term debt.

          The Company’s total debt-to-capital ratio decreased to 42% at January 1, 2005 from 66% at December 27, 2003 due to the combined impact of a $6.3 million reduction in long-term debt and a $46.1 million increase in shareholders’ equity over the year-ago levels. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its expected working capital and capital expenditure requirements.

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

          Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of January 1, 2005, approximately $55.9 million was outstanding on the senior secured credit facility, with $48.3 million drawn and $10.2 million of additional borrowing capacity on the revolver and $7.6 million outstanding on Term Loan A. Outstanding letters of credit on the revolver amounted to $1.5 million as of January 1, 2005. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A. Based on its Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), in December 2004, the Company prepaid $11.4 million of term debt on its senior secured credit facility. The prepayment enabled the Company to pay off the $4.4 million balance outstanding on Term Loan B and pay down Term Loan A by $7.0 million, which will reduce the Company’s average borrowing rate going forward. The remaining balance on Term Loan A will continue to be amortized at $283,000 per month until it has been paid in its entirety. On January 7, 2005, the Company and its lender agreed to an amendment to the credit facility which increased the amount of the revolver from $60.0 million to $75.0 million and expanded the maximum inventory borrowing base from $35.0 million to $45.0 million, providing additional liquidity. As of the date of the amendment, approximately $55.7 million was outstanding on the senior secured credit facility with $48.4 million drawn on the revolver and $7.3 million outstanding on Term Loan A.

          Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, and 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, and 1.50% — 2.25% for the base rate and 3.00% - 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of January 1, 2005, interest rates on the credit facility were 5.58% on the revolver and 6.45% on Term Loan A. In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, is being amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005.

          The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.

          Financial Covenants

          The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of January 1, 2005, the Company’s Fixed Charge Coverage Ratio and Leverage Ratio (each as defined in the Credit Agreement) were 2.31 and 0.73, respectively, as calculated below, and it was in compliance with all of the financial covenants under the credit facility.

Fixed Charge Coverage Ratio
For the seven-month period ended January 1, 2005

($ amounts in thousands)
EBITDA	$42,354
Less Unfunded Capital Expenditures	(2,342)

40,012
Fixed Charges	17,349

Fixed Charge Coverage Ratio	2.31

Net earnings	$17,135
Cash pension contributions	(337)
Income tax provision	11,398
Interest expense	4,046
Depreciation and amortization (net)	3,071
Expense associated with option grants	6,684
Pension expense	332
Net non-cash losses recorded as other expenses	25

EBITDA	$42,354

Leverage Ratio
For the six-month period ended January 1, 2005

($ amounts in thousands)
Funded Debt	$50,518

EBITDA	34,387
Multiplied by Two	x 2

68,774

Leverage Ratio	0.73

Net earnings	$15,008
Cash pension contributions	(248)
Income tax provision	9,128
Interest expense	3,568
Depreciation and amortization (net)	2,676
Expense associated with option grants	3,937
Pension expense	308
Net non-cash losses recorded as other expenses	10

EBITDA	$34,387

The Company’s credit facility includes financial covenants that are derived from non-GAAP financial measures, particularly, earnings before interest, taxes, depreciation and amortization (“EBITDA”). These covenants include a Fixed Charge Coverage Ratio and a Leverage Ratio, as defined above. The Company’s management uses EBITDA and the debt covenant ratios to measure compliance with its debt covenants and evaluate the operations of the Company. Management believes this presentation is appropriate and enables investors to (i) evaluate the Company’s compliance with the financial covenants of its credit facility and (ii) assess the Company’s performance over the periods presented. EBITDA and the debt covenant ratios as presented here may not be comparable to similarly titled measures used by other companies. EBITDA and the debt covenant ratios (i) should not be considered as an alternative to net earnings (determined in accordance with GAAP) as an indicator of the Company’s financial performance, (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, and (iii) is not indicative of funds available to fund the Company’s cash needs because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.

          Negative Covenants

          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of January 1, 2005, the Company was in compliance with all of the negative covenants.

          The Company was limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $5.0 million for the period beginning on May 30, 2004 and ending on October 2, 2004, and is limited to Capital Expenditures of not more than $7.0 million for each fiscal year thereafter through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period.

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

Off Balance Sheet Arrangements

          The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as defined by Item 303(a)(4) of Regulation S-K of the SEC, that have or are reasonably likely to have a material current or future impact on its financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

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

Outlook

          The Company believes that a gradual recovery in nonresidential construction spending from the depressed levels of recent years should lead to increased demand for its concrete reinforcing products in fiscal 2005. Additionally, the Company expects government spending for infrastructure-related projects to increase with the enactment of the successor funding legislation to TEA-21, which is expected to occur during the year. Improvements in the Company’s cost structure together with the rapidly rising cost of raw materials and changes in its selling practices caused margins to expand significantly in fiscal 2004. The combination of escalating prices and limited supplies of hot-rolled steel wire rod, the Company’s primary raw material, caused the Company, and many of its competitors, to adjust their product offerings and the availability of products in a more disciplined manner based upon relative profitability.

          While the Company believes that the favorable pricing environment will continue through the second fiscal quarter, it is not possible to project whether this more disciplined market behavior will continue throughout the balance of fiscal 2005. The industry wide rebalancing of inventories that began during the fourth quarter of 2004 has resulted in weak shipments and production outages by the Company and some of its competitors. The Company believes that shipment levels will continue to be unfavorably impacted by the inventory reduction measures of its customers through a portion of the second quarter and begin to rise late in the second quarter or early in the third quarter reflective of the actual underlying rates of consumption of its products. In the past, the weak shipping and operating rates caused by inventory liquidations have led to increasingly competitive conditions including price discounting.

          The recent expansions in domestic rod capacity that occurred during the quarter have reduced the Company’s reliance on offshore sources for its raw materials. The Company believes that the increased supply alternatives and change in its raw material sourcing to a higher proportion of domestic versus foreign rod will enhance its flexibility in managing its inventory levels, particularly during periods of volatile demand.

          The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s ESM business as well as other niche products and these efforts will be intensified through the remainder of fiscal 2005. The Company will also be proceeding with initiatives to reconfigure and expand the capacity of its ESM, PC strand and pipe mesh businesses which are expected to favorably impact its operating costs and position it to satisfy future increases in demand in these markets. The Company expects that capital expenditures will amount to $9.0 — $11.0 million in 2005 to support these expansions as well as provide for recurring maintenance and replacement requirements. The Company anticipates that these actions together with the disposal of excess real estate assets resulting from its recent divestitures will facilitate further reductions in debt and favorably impact its financial performance (see “Cautionary Note Regarding Forward-Looking Statements”).

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

Commodity Prices

          The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot-rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers and denominated in U.S. dollars. Historically the Company has typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. Following the tight supply conditions that persisted for most of 2004 which led to an increase in the frequency and size of price adjustments, wire rod availability improved and pricing stabilized during the first fiscal quarter of 2005. Supplies of domestic rod increased with the ramp-up of a new producer that began production in August 2004. The Company’s ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, and other trade actions. Although changes in wire rod costs and the Company’s selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which it is unable to fully recover increased rod costs through higher selling prices, which reduces its gross profit and cash flow from operations.

Interest Rates

          The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. In connection with the refinancing that was completed on June 3, 2004, the Company terminated interest rate swap agreements required by its previous lenders for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, is being amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005. Based on the Company’s interest rate exposure and floating rate debt levels as of January 1, 2005, a 100 basis point change in interest rates would have an estimated $559,000 impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

          The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of January 1, 2005.

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

          There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          However, on February 15, 2005, the Audit Committee of the Board of Directors of the Company determined that certain errors had occurred with regard to the proper accounting treatment for certain stock options granted under the Company’s stock option plans. The Audit Committee, jointly with the Company’s management, including its Chief Executive Officer and Chief Financial Officer, analyzed the impact of the accounting treatment required under Financial Accounting Standards Board Interpretation No. 44 with respect to the stock option plans on the Company’s historical financial results and concluded that the error in the accounting treatment with respect to the plans warranted the restatement of the previously issued financial statements for the fiscal year ended October 2, 2004 and the revision of the financial statements for the quarter ended January 1, 2005. As a result, the Company determined to amend its Form 10-K for the fiscal year ended October 2, 2004 in order to restate the audited financial statements contained therein and to delay the Company’s Form 10-Q filing for the quarter ended January 1, 2005 to allow time for the errors to be corrected.

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

Part II – Other Information

Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its 2005 Annual Meeting of Shareholders on February 15, 2005. The Company’s shareholders elected three directors to serve for three-year terms ending in 2008 and approved the 2005 Equity Incentive Plan. Voting results were as follows:

	Votes
	For	Withheld
Election of Directors:
W. Allen Rogers II	8,534,870	427,221
Gary L. Pechota	8,533,970	428,120
William J. Shields	8,533,842	428,248

	Votes
	For	Against	Abstain	Broker
2005 Equity Incentive Plan	4,232,886	1,007,890	10,856	3,710,459

Item 5. Other Information

     On February 23, 2005, the Company was notified by NASDAQ that it was not in compliance with NASDAQ’s continued listing requirements (NASDAQ Marketplace Rule 4310(c)(14)) due to the delinquency in the Company’s filing of its Form 10-Q for the quarter ended January 1, 2005 (the “Quarterly Report”) with the U.S. Securities and Exchange Commission (the “SEC”). The Quarterly Report was due February 22, 2005. As previously reported in the Company’s Form 8-K dated February 15, 2005, the Quarterly Report was filed on a delayed basis to allow time for certain errors in the accounting for its stock option plans to be corrected. In addition, the Company reported that it would file an amendment to its Form 10-K for the year ended October 2, 2004 (the “Amended Annual Report”) in order to restate the audited financial statements contained therein. On February 24, 2005, the Company filed the Quarterly Report and the Amended Annual Report with the SEC.

     The Company believes that it is now in compliance with the above referenced NASDAQ Marketplace Rule, as well as all applicable SEC reporting requirements.

     Accordingly, the Company believes that the issue pertaining to its non-compliance with NASDAQ’s continued listing requirements has been resolved.

Item 6. Exhibits

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