Form 10-K/A
period 2004-10-02
INSTEEL INDUSTRIES INC
filed 2005-05-17
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

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

     The number of shares outstanding of the registrant’s common stock as of May 16, 2005 was 9,360,606.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

INTRODUCTORY NOTE

     Insteel Industries, Inc. (“Insteel” or “the Company”) is filing this Amendment No. 2 to Form 10-K to reflect additional disclosures in its financial statements for the fiscal year ended October 2, 2004 as filed in the Company’s amended Form 10-K dated February 23, 2005. Under the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company is providing additional financial information pertaining to its business units as two reportable segments in this amended filing rather than one reportable segment as had been previously reported.

     No changes are being made to the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows or consolidated statements of shareholders’ equity and comprehensive income.

     The following items of the original Form 10-K are amended in the Amendment No. 2 in order to reflect the additional disclosures:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notes to Consolidated Financial Statements:

     (12) Business Segment Information

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

     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they would include, but are not limited to, the following:

▪	general economic and competitive conditions in the markets in which the Company operates;

▪	the cyclical nature of the steel industry;

▪	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

▪	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

▪	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or the Company’s products;

▪	interest rate volatility;

▪	unanticipated changes in customer demand, order patterns and inventory levels;

▪	the Company’s ability to successfully develop and expand the volume of niche products, such as engineered structural mesh;

▪	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

▪	unanticipated plant outages, equipment failures or labor difficulties;

▪	continuing escalation in medical costs that affect employee benefit expenses; and

▪	the risks discussed herein under the caption “Risk Factors”.

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

     The Company’s senior secured credit facility contains a number of financial covenants requiring it to meet certain financial ratios and financial condition tests, as well as other covenants that restrict or limit its ability to:

▪	incur additional debt;

▪	pay dividends on, redeem or repurchase capital stock;

▪	allow its subsidiaries to issue new stock to any person other than itself or any of its other subsidiaries;

▪	make investments;

▪	incur or permit to exist liens;

▪	enter into transactions with affiliates;

▪	guarantee the debt of other entities, including joint ventures;

▪	merge or consolidate or otherwise combine with another company; and

▪	transfer or sell its assets.

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

     The Company’s articles of incorporation and bylaws contain provisions that may delay or prevent a change in control, may discourage bids at a premium over the market price of its common stock and may have an adverse affect on the market price of its common stock as well as the voting and other rights of the holders of its common stock. These provisions include:

▪	the division of its Board of Directors into three classes servicing staggered three-year terms;

▪	prohibiting its shareholders from calling a special meeting of shareholders;

▪	the ability to issue additional shares of its common stock or preferred stock without shareholder approval;

▪	the existence of a rights agreement, or “poison pill,” that results in the dilution of the value of its common stock held by a potential acquirer and forces any acquirer to negotiate the potential acquisition of the Company with its Board of Directors;

▪	prohibiting its shareholders from amending its articles of incorporation or bylaws except with 66 2/3% shareholder approval; and

▪	advance notice requirements for raising matters of business or making nominations at shareholder meetings.

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

     Selling prices for the Company’s products tend to move closely with changes in rod prices - typically within a three-month period — although the timing varies based on market conditions and competitive factors. The relative supply and demand conditions in the Company’s markets for its finished products determines whether its margins expand or contract during periods of rising or falling wire rod prices.

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

PART II

     Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities

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

Overview

     The Company’s operations are organized into two business units: Concrete Reinforcing Products and Industrial Wire Products, each of which constitutes a reportable segment. The Concrete Reinforcing Products business unit manufactures and markets welded wire fabric and PC strand for the concrete construction industry. The Industrial Wire Products business unit manufactures and markets tire bead wire and industrial wire for tire manufacturers as well as other commercial and industrial applications.

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

“N/M” = not meaningful

2004 Compared with 2003

Net Sales

     Net sales increased 57% to $332.6 million in 2004 from $212.1 million in 2003 primarily due to higher selling prices for the Company’s products largely driven by escalating raw material costs that the Company was able to pass through to its customers. Average selling prices for the year increased 48% while shipments rose 6% from the prior year levels. Sales of the Company’s concrete reinforcing products increased 62% to $298.7 million, or 90% of consolidated sales in 2004 from $184.9 million, or 87% of consolidated sales in 2003. Sales of industrial wire products rose 24% to $33.9 million, or 10% of consolidated sales in 2004 from $27.2 million, or 13% of consolidated sales in 2003. The changes in product mix were primarily due to reduced shipments for industrial wire products and lower price increases relative to the average price increases for the Company’s concrete reinforcing products. Based on the Company’s fiscal calendar, sales for the current year benefited from reflecting one additional week than the prior year (2004 was a 53-week fiscal year versus 52 weeks in the prior fiscal year).

Gross Profit

     Gross profit increased 382% to $81.3 million, or 24.5% of net sales in 2004 from $21.3 million, or 10.0% of net sales in 2003. The increase in gross profit was largely driven by higher spreads between average selling prices and raw material costs resulting from the Company’s efforts to recover rapidly escalating raw material costs and improve its gross margins together with increased shipments. In addition, gross profit for the current year benefited from the sale of lower cost inventory in view of the increases in raw material costs and average selling prices that occurred over the course of the year. Gross profit for the Company’s concrete reinforcing products increased 402% to $79.0 million, or 26.4% of net sales in 2004 from $19.6 million, or 10.6% of net sales in 2003, Gross profit for industrial wire products rose 44% to $2.4 million, or 7.0% of net sales in 2004 from $1.7 million, or 6.1% of net sales in 2003,

Selling, General and Administrative Expense

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

Gross Profit

     Gross profit decreased 12% to $21.3 million, or 10.0% of net sales in 2003 from $24.1 million, or 9.6% of net sales in 2002. The decrease in gross profit was largely driven by the reduction in sales and compression in spreads between average selling prices and raw material costs in certain product lines together with the unfavorable impact of reduced schedules and downtime on the operating costs of the Company’s manufacturing facilities. Gross profit for the Company’s concrete reinforcing products decreased 16% to $19.6 million, or 10.6% of net sales in 2004 from $23.5 million, or 12.1% of net sales in 2003, Gross profit for industrial wire products rose 286% to $1.7 million, or 6.1% of net sales in 2004 from $579,000, or 1.0% of net sales in 2003,

Selling, General and Administrative Expense

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

Aggregate Contractual Obligations

     The Company’s aggregate contractual obligations are as follows :

Payments Due by Period
(in thousands)

		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Long-term debt obligations	$52,928	$3,960	$48,968	$—	$—
Operating lease obligations	1,503	497	562	25	419
Pension benefit obligations	3,805	385	1,180	515	1,725
Interest expense obligations (1)	9,504	2,860	6,644	—	—

Total	$67,740	$7,702	$57,354	$540	$2,144

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

Item 8. Financial Statements and Supplementary Data.

(a) Financial Statements

Consolidated Balance Sheets as of October 2, 2004 (as restated) and September 27, 2003	24
Consolidated Statements of Operations for the years ended October 2, 2004 (as restated), September 27, 2003 and September 28, 2002	25
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended October 2, 2004 (as restated), September 27, 2003 and September 28, 2002	26
Consolidated Statements of Cash Flows for the years ended October 2, 2004 (as restated), September 27, 2003 and September 28, 2002	27
Notes to Consolidated Financial Statements	28
Report of Independent Registered Public Accounting Firm	46
Schedule II – Valuation and Qualifying Accounts for the years ended October 2, 2004, September 27, 2003 and September 28, 2002	47

(b) Supplementary Data

     Selected quarterly financial data for 2004 has been restated as discussed in Note 18 to the consolidated financial statements. Selected quarterly financial data is as follows:

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

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Shareholders
	Shares	Amount	Capital	(Deficit)	Income (Loss)(1)	Equity
Balance at September 29, 2001	8,460	$16,920	$38,327	$(1,562)	$(3,621)	$50,064

Comprehensive loss:
Net loss				(25,722)		(25,722)
Change in fair market value of financial instruments					(375)	(375)
Recognition of additional pension plan liability					(643)	(643)

Comprehensive loss(1)						(26,740)

Balance at September 28, 2002	8,460	$16,920	$38,327	$(27,284)	$(4,639)	$23,324

Comprehensive income:
Net earnings				6,722		6,722
Change in fair market value of financial instruments					958	958
Recognition of additional pension plan liability					268	268

Comprehensive income(1)						7,948

Balance at September 27, 2003	8,460	$16,920	$38,327	$(20,562)	$(3,413)	$31,272

Comprehensive income:
Net earnings				31,489		31,489
Change in fair market value of financial instruments					2,523	2,523
Amortization of loss on financial instruments included in net earnings					(656)	(656)
Recognition of additional pension plan liability					(91)	(91)

Comprehensive income(1)						33,265
Stock options exercised	662	1,324	(906)			418
Compensation expense associated with stock option plans			6,158			6,158
Income tax benefit of stock options exercised			98			98

Balance at October 2, 2004 (as restated)	9,122	$18,244	$43,677	$10,927	$(1,637)	$71,211

(1)	Components of accumulated other comprehensive loss and comprehensive income are reported net of related income taxes.

See accompanying notes to financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$31,489	$6,722	$(25,722)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities (net of effect of divestitures)
Cumulative effect of accounting change	—	—	14,358
Depreciation and amortization	5,316	5,551	6,630
Amortization of capitalized financing costs	1,744	1,505	1,721
Amortization of unrealized loss on financial instruments	1,059	—	—
Compensation expense associated with stock option plans	6,158	—	—
Loss on sale of assets	53	106	306
Restructuring charges	—	—	12,978
Deferred income taxes	7,118	(6,834)	(16)
Net changes in assets and liabilities:
Accounts receivable, net	(13,578)	(1,011)	5,647
Inventories	(10,145)	2,394	(1,165)
Accounts payable and accrued expenses	648	(6,748)	(8,478)
Other changes	(1,598)	3,480	3,187

Total adjustments	(3,225)	(1,557)	35,168

Net cash provided by operating activities	28,264	5,165	9,446

Cash flows from investing activities:
Capital expenditures	(3,043)	(962)	(528)
Proceeds from sale of businesses	—	—	16,448
Proceeds from notes receivable	—	62	471
Proceeds from sale of property, plant and equipment	24	184	1,777

Net cash provided by (used for) investing activities	(3,019)	(716)	18,168

Cash flows from financing activities:
Proceeds from long-term debt	135,451	10,400	5,000
Principal payments on long-term debt	(152,816)	(13,747)	(32,065)
Financing costs	(3,475)	(1,402)	(1,601)
Termination of interest rate swaps	(2,117)	—	—
Other	(280)	300	400

Net cash used for financing activities	(23,237)	(4,449)	(28,266)

Net increase (decrease) in cash and cash equivalens	2,008	—	(652)
Cash and cash equivalents at beginning of period	310	310	962

Cash and cash equivalents at end of period	$2,318	$310	$310

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$7,712	$8,692	$9,390
Income taxes	13,244	(2,975)	(2,736)
Non-cash financing activity:
Cashless exercise of stock options	338	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	As restated
	(53 weeks)	(52 weeks)	(52 weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands, except per share amounts)	2004	2003	2002
Net earnings (loss) — as reported	$31,489	$6,722	$(25,722)
Stock-based compensation expense included in reported net earnings, net of related tax effects	5,226	—	—
Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(216)	33	(344)

Net earnings (loss) — pro forma	$36,499	$6,755	$(26,066)

Basic net earnings (loss) per share — as reported	$3.64	$0.79	$(3.04)
Basic net earnings (loss) per share — pro forma	4.22	0.80	(3.08)
Diluted net earnings (loss) per share — as reported	3.51	0.78	(3.04)
Diluted net earnings (loss) per share — pro forma	4.14	0.77	(3.08)

Basic shares outstanding — as reported and pro forma	8,642	8,460	8,460
Diluted shares outstanding — as reported	332	204	—
Diluted shares outstanding — pro forma	176	338	—

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

     Property, plant and equipment.Property, plant and equipment are stated at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 — 15 years. Depreciation expense was approximately $5.2 million, $5.3 million, and $6.3 million for the years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2004, 2003 or 2002.

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

     A summary of stock option activity follows:

		Exercise Price Per Share
	Options		Weighted
(Share amounts in thousands)	Outstanding	Range	Average
Balance, September 29, 2001	1,184	$2.12 - $9.19	$5.46
Granted	447	0.35 - 0.55	0.36
Cancelled	(105)	2.12 - 9.19	5.14

Balance, September 28, 2002	1,526	0.35 - 9.19	3.99
Granted	204	0.65 - 0.71	0.66
Cancelled	(546)	0.65 - 9.19	5.62

Balance, September 27, 2003	1,184	0.35 - 9.19	2.67
Granted	25	10.85 - 10.85	10.85
Exercised	(740)	0.35 - 9.19	1.66

Balance, October 2, 2004	469	0.35 - 10.85	4.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The weighted average characteristics of outstanding stock options at October 2, 2004 for various price ranges are as follows:

(Share amounts in thousands)	Outstanding Options			Exercisable Options
		Remaining	Weighted		Weighted
Range of Exercise Prices	Shares	Life (Years)	Average Price	Shares	Average Price
$0.35 - $0.71	133	8.2	$0.55	73	$0.47
2.12 - 5.25	118	5.9	3.15	87	3.53
5.50 - 8.38	159	3.1	7.43	159	7.43
9.13 - 10.85	59	6.3	9.88	59	9.88

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

     The Company has recorded the following amounts for deferred tax assets on its consolidated balance sheets as of October 2, 2004 and September 27, 2003: a current deferred tax asset (net of valuation allowance) of $1.1 million and $7.1 million, respectively, in prepaid expenses and other, and a noncurrent deferred tax asset (net of valuation allowance) of $3.7 million and $5.9 million, respectively, in other assets. The Company has utilized all $18.0 million of its gross federal operating loss carryforwards and $16.6 million of gross state operating loss carryforwards based on income generated during the current year. The Company has $18.2 million of gross state operating loss carryforwards that begin to expire in 10 years, but principally expire in 18 — 20 years. The Company also has utilized all of its federal alternative minimum tax credit carryforwards of $360,000 due to the income generated during the current year.

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

(12) Business Segment Information

     The Company’s operations are organized into two business units: Concrete Reinforcing Products and Industrial Wire Products, each of which constitutes a reportable segment. The Concrete Reinforcing Products business unit manufactures and markets welded wire fabric and PC strand for the concrete construction industry. The Industrial Wire Products business unit manufactures and markets tire bead wire and industrial wire for tire manufacturers as well as other commercial and industrial applications. The Company’s business unit structure was primarily established for purposes of administrative oversight for the manufacturing and selling activities associated with the business unit’s product lines and is consistent with the way in which the Company is managed, both organizationally and from an internal financial reporting standpoint. The managers of each of the business units report directly to the Chief Executive Officer (“CEO”) and as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the CEO is the Company’s chief operating decision maker. The CEO evaluates performance and allocates resources to the business units using information about their revenues and gross profit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Financial information for the Company’s reportable segments is as follows:

	Year Ended
	(53 Weeks)	(52 Weeks)	(52 Weeks)
	October 2,	September 27,	September 28,
(Amounts in thousands)	2004	2003	2002
Concrete reinforcing products:
Net sales	$298,754	$184,868	$194,201
Gross profit	78,956	19,632	23,505
Depreciation expense(1)	3,771	3,770	3,929
Assets(2)	114,433	94,102	100,071
Capital expenditures	2,280	812	158

Industrial wire products:
Net sales	$33,878	$27,257	$56,833
Gross profit	2,383	1,655	579
Depreciation expense(1)	1,031	1,039	1,731
Assets(2)	17,246	15,713	16,732
Capital expenditures	122	28	330

Corporate:
Net sales	$—	$—	$—
Gross profit	—	—	—
Depreciation expense(1)	—	—	—
Assets(2)	19,612	23,115	19,585
Capital expenditures	641	122	40

Total:
Net sales	$332,632	$212,125	$251,034
Gross profit	81,339	21,287	24,084
Depreciation expense(1)	4,802	4,809	5,660
Assets(2)	151,291	132,930	136,388
Capital expenditures	3,043	962	528

(1)	Depreciation expense reflects amount recorded in cost of sales that is included in the measure of gross profit and excludes other amounts that are included in the amount reported on the consolidated statements of cash flows.

(2)	Reportable segment assets reflect accounts receivable, inventories and property, plant and equipment. Corporate assets reflect all other assets included in total consolidated assets.

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
(2) Summary of Significant Accounting Policies — Stock Options
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

GRANT THORNTON LLP

Greensboro, North Carolina
October 22, 2004 (except for Note 18,
as to which the date is February 22, 2005
and Note 12, as to which the date is
May 16, 2005)

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

     In addition, during the second quarter of fiscal 2005, the Company determined that pursuant to the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) the Company should provide additional financial information pertaining to its business units as two reportable segments rather than one reportable segment as had been previously reported. This additional disclosure does not change the Company’s financial condition, results of operations, cash flows or equity. The Company’s business unit structure was primarily established for purposes of administrative oversight for the manufacturing and selling activities associated with the business unit’s product lines and is consistent with the way in which the Company is managed, both organizationally and from an internal financial reporting standpoint. The managers of each of the business units report directly to the Chief Executive Officer (“CEO”) and as defined by SFAS 131, the CEO is the Company’s chief operating decision maker. The CEO evaluates performance and allocates resources to the business units using information about their revenues and gross profit. Accordingly, the Company and its Audit Committee do not believe that the previous disclosure reflecting one reportable segment represents an identified material weakness in the Company’s internal control over financial reporting or disclosure controls and procedures.

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

Item 11. Executive Compensation.

     The information required for this item appears under the caption “Executive Compensation”?in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required for this item appears under the caption “Executive Compensation”?in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is herein incorporated by reference.

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

(a)(2) Financial Statement Schedules

Supplemental Schedule II — Valuation and Qualifying Accounts appears on page 47 of this report.

All other schedules have been omitted because they are either not required or not applicable.

(b) Exhibits

See exhibit index on page 53.

(c) Financial Statement Schedules

See Item 15 (a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: May 16, 2005	By:	/s/ H.O. WOLTZ III

H.O. WOLTZ III
President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ MICHAEL C. GAZMARIAN

MICHAEL C. GAZMARIAN
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 16, 2005 below by the following persons on behalf of the registrant and in the capacities indicated:

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

EXHIBIT INDEX, continued
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 2, 2004

Exhibit
Number	Description
10.11	Form of Severance Agreement (the Company entered Severance Agreements with H.O. Woltz III and Michael C. Gazmarian; each agreement is substantially identical to the form in all material respects).

10.12	Form of Retirement Security Agreement (the Company entered Retirement Security Agreements with Howard O. Woltz, Jr., H.O. Woltz III, Michael C. Gazmarian, Gary D. Kniskern and certain other employees; each agreement is substantially identical to the form in all material respects).

21.1	List of Subsidiaries of Insteel Industries, Inc., at October 2, 2004.

24.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.