Form 10-Q/A
period 2005-01-01
INSTEEL INDUSTRIES INC
filed 2005-05-17
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

INTRODUCTORY NOTE

     Insteel Industries, Inc. (“Insteel” or “the Company”) is filing this Amendment No. 1 to Form 10-Q to reflect additional disclosures in its financial statements for the quarterly period ended January 1, 2005 as filed in the Company’s Form 10-Q dated February 23, 2005. Under the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company is providing additional financial information pertaining to its business units as two reportable segments in this amended filing rather than one reportable segment as had been previously reported.

     No changes are being made to the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows or consolidated statements of shareholders’ equity and comprehensive income.

     The following items of the original Form 10-Q are amended in the Amendment No. 1 in order to reflect the additional disclosures:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notes to Consolidated Financial Statements:

     (8) Business Segment Reporting

Item 4. Controls and Procedures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
		As restated
	January 1,	December 27,
(Amounts in thousands, except per share data)	2005	2003
Net earnings - as reported	$5,116	$718
Stock-based compensation expense included in reported net earnings, net of related tax effects	440	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(15)

Net earnings - pro forma	$5,551	$703

Basic net earnings per share - as reported	$0.56	$0.08
Basic net earnings per share - pro forma	0.60	0.08
Diluted net earnings per share - as reported	0.54	0.08
Diluted net earnings per share - pro forma	0.59	0.08

Basic shares outstanding - as reported and pro forma	9,175	8,640
Diluted shares outstanding - as reported	249	237
Diluted shares outstanding - pro forma	249	160

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

(3) Deferred Income Tax Assets

     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of January 1, 2005: a current deferred income tax asset of $845,000 in prepaid expenses and other, a noncurrent deferred income tax asset of $3.6 million (net of valuation allowance) in other assets, and accrued income taxes payable of $2.4 million in accrued expenses. The Company has utilized $1.5 million of gross state operating loss carryforwards (“NOLs”) during the current year and has a remaining balance of $16.7 million which begin to expire in seven years, but principally expire in 16 - 19 years.

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

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, and 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% - 1.75% for the base rate and 2.50% - 3.25% for the LIBOR rate on the revolver, and 1.50% - 2.25% for the base rate and 3.00% - 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

events of default provided for under the credit facility. As of January 1, 2005, interest rates on the credit facility were 5.58% on the revolver and 6.45% on Term Loan A. In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, is being amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Financial information for the Company’s reportable segments is as follows:

	(Unaudited)
	Three Months Ended
	January 1,	December 27,
(Amounts in thousands)	2005	2003
Concrete reinforcing products:
Net sales	$65,063	$49,150
Gross profit	13,157	7,086
Depreciation expense(1)	912	910
Assets(2)	124,893	81,025
Capital expenditures	499	145

Industrial wire products:
Net sales	$9,601	$6,985
Gross profit	566	262
Depreciation expense(1)	253	252
Assets(2)	17,736	14,615
Capital expenditures	40	32

Corporate:
Net sales	$—	$—
Gross profit	—	—
Depreciation expense(1)	—	—
Assets(2)	17,636	24,807
Capital expenditures	298	74

Total:
Net sales	$74,664	$56,135
Gross profit	13,723	7,348
Depreciation expense(1)	1,165	1,162
Assets(2)	160,265	120,447
Capital expenditures	837	251

(1)	Depreciation expense reflects amount recorded in cost of sales that is included in the measure of gross profit and excludes other amounts that are included in the amount reported on the consolidated statements of cash flows.

(2)	Reportable segment assets reflect accounts receivable, inventories and property, plant and equipment. Corporate assets reflect all other assets included in total consolidated assets.

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

     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they include, but are not limited to, the following:

▪	general economic and competitive conditions in the markets in which the Company operates;

▪	the cyclical nature of the steel industry;

▪	changes in U.S. or foreign trade policy affecting steel imports or exports;

▪	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

▪	the Company’s ability to reduce its reliance on offshore raw material sources and its ability to address the current inventory imbalance;

▪	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

▪	interest rate volatility;

▪	unanticipated changes in customer demand, order patterns and inventory levels;

▪	the Company’s ability to successfully develop niche products, such as its engineered structural mesh (“ESM”) products;

▪	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

▪	the timely completion of the Company’s ESM production line and reconfiguration and expansion of the Company’s PC strand operation in Gallatin, Tennessee;

▪	unanticipated plant outages, equipment failures or labor difficulties; and

▪	continuing escalation in medical costs that affect employee benefit expenses.

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

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Net Sales

     Net sales for the quarter increased 33% to $74.7 million from $56.1 million in the same year-ago period in spite of lower shipments due to higher selling prices for the Company’s products largely driven by escalating raw material costs that it was able to pass through to its customers. The decrease in shipments was primarily due to inventory reduction measures that were pursued by customers during the quarter. Average selling prices for the quarter increased 74% while shipments fell 24% from the same year-ago period. Sales of concrete reinforcing products increased 32% to $65.1 million, or 87% of consolidated sales from $49.1 million, or 88% of consolidated sales in the year-ago quarter. Sales of industrial wire products increased 37% to $9.6 million, or 13% of consolidated sales from $7.0 million, or 12% of consolidated sales in the year-ago quarter.

Gross Profit

     Gross profit for the quarter rose to $13.7 million, or 18.4% of net sales from $7.3 million, or 13.1% of net sales. The increase in gross profit was largely driven by higher spreads between average selling prices and raw material costs resulting from the Company’s efforts to recover rapidly escalating raw material costs and improve its gross margins. The widening in spreads more than offset the negative impact of the reduced shipment and production levels on unit conversion costs during the quarter relative to the same year-ago period. Gross profit for the Company’s concrete reinforcing products increased 85% to $13.2 million, or 20.2% of net sales from $7.1 million, or 14.4% of net sales in the prior year, Gross profit for industrial wire products rose 216% to $566,000, or 5.9% of net sales from $262,000, or 3.8% of net sales in the prior year.

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

     Investing activities used $1.3 million of cash for the first three months of fiscal 2005 compared to $245,000 in the same year-ago period primarily due to capital outlays related to the expansion of the Company’s engineered structural mesh business and upgrades to its information systems infrastructure together with an increase in the cash surrender value of life insurance policies. Under the terms of the Company’s credit facility, it is limited to capital expenditures of not more than $7.0 million for fiscal 2005 and each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period. Since the Company’s 2004 capital expenditures were more than $2.0 million below the amount permitted by its credit facility, the capital expenditure limitation applicable for 2005 is $9.0 million. The Company is proceeding with expansions of its engineered structural mesh, PC strand and concrete pipe reinforcing businesses which will together represent an investment of approximately $10.0 million and currently expects that its capital outlays will amount to $16.0 million over the 2005 - 2006 period with approximately $9.0 - $11.0 million occurring in 2005 and $5.0 - $7.0 million in 2006, although the timing between the years and the amounts are subject to change based on any adjustments in the project timelines, future market conditions or the Company’s financial performance. As the Company proceeds with its capital expenditure program over the remainder of 2005, if it appears that capital outlays for the year will exceed the $9.0 million limitation in effect under the terms of the credit facility, the Company would pursue an increase in the amount of the limitation from its lender.

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

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, and 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% - 1.75% for the base rate and 2.50% - 3.25% for the LIBOR rate on the revolver, and 1.50% - 2.25% for the base rate and 3.00% - 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of January 1, 2005, interest rates on the credit facility were 5.58% on the revolver and 6.45% on Term Loan A. In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, is being amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005.

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

     The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s ESM business as well as other niche products and these efforts will be intensified through the remainder of fiscal 2005. The Company will also be proceeding with initiatives to reconfigure and expand the capacity of its ESM, PC strand and pipe mesh businesses which are expected to favorably impact its operating costs and position it to satisfy future increases in demand in these markets. The Company expects that capital expenditures will amount to $9.0 - $11.0 million in 2005 to support these expansions as well as provide for recurring maintenance and replacement requirements. The Company anticipates that these actions together with the disposal of excess real estate assets resulting from its recent divestitures will facilitate further reductions in debt and favorably impact its financial performance (see “Cautionary Note Regarding Forward-Looking Statements”).

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2005 Annual Meeting of Shareholders on February 15, 2005. The Company’s shareholders elected three directors to serve for three-year terms ending in 2008 and approved the 2005 Equity Incentive Plan Voting results were as follows:

	Votes
Election of Directors:	For	Withheld
W. Allen Rogers II	8,534,870	427,221
Gary L. Pechota	8,533,970	428,120
William J. Shields	8,533,842	428,248

	Votes
	For	Against	Abstain	Broker
2005 Equity Incentive Plan	4,232,886	1,007,890	10,856	3,710,459

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

     The Company believes that it is now in compliance with the above referenced NASDAQ Marketplace Rule, as well as all applicable SEC reporting requirements

     Accordingly, the Company believes that the issue pertaining to its non-compliance with NASDAQ’s continued listing requirements has been resolved.

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