Form 10-Q
period 2005-04-02
INSTEEL INDUSTRIES INC
filed 2005-05-17
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)	As restated
	April 2,	October 2,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,366	$2,318
Accounts receivable, net	38,068	44,487
Inventories	53,879	40,404
Prepaid expenses and other	3,182	3,772

Total current assets	96,495	90,981
Property, plant and equipment, net	48,423	48,602
Other assets	11,026	11,708

Total assets	$155,944	$151,291

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,684	$15,041
Accrued expenses	6,949	10,727
Current portion of long-term debt	3,400	3,960

Total current liabilities	29,033	29,728
Long-term debt	41,867	48,968
Other liabilities	1,618	1,384
Shareholders’ equity:
Common stock	18,721	18,244
Additional paid-in capital	45,300	43,677
Deferred stock compensation	(702)	—
Retained earnings	21,087	10,927
Accumulated other comprehensive loss	(980)	(1,637)

Total shareholders’ equity	83,426	71,211

Total liabilities and shareholders’ equity	$155,944	$151,291

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
		As restated		As restated
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Net sales	$81,654	$73,823	$156,318	$129,958
Cost of sales	69,937	57,297	130,878	106,084

Gross profit	11,717	16,526	25,440	23,874
Selling, general and administrative expense	3,929	4,952	8,109	8,502
Other expense (income)	(5)	(70)	29	(6)
Interest expense	1,227	2,362	3,037	4,954
Interest income	—	(7)	—	(17)

Earnings from continuing operations before income taxes	6,566	9,289	14,265	10,441
Income taxes	2,220	3,751	4,803	4,185

Earnings from continuing operations	$4,346	$5,538	$9,462	$6,256
Discontinued operations:
Gain on disposal of Insteel Construction Systems (net of income taxes of $428)	698	—	698	—

Net earnings	$5,044	$5,538	$10,160	$6,256

Weighted average shares outstanding:
Basic	9,307	8,466	9,242	8,466

Diluted	9,462	8,777	9,444	8,740

Per share amounts:
Basic:
Earnings from continuing operations	$0.47	$0.65	$1.02	$0.74
Gain from discontinued operations	0.07	—	0.08	—

Net earnings	$0.54	$0.65	$1.10	$0.74

Diluted:
Earnings from continuing operations	$0.46	$0.63	$1.00	$0.72
Gain from discontinued operations	0.07	—	0.07	—

Net earnings	$0.53	$0.63	$1.07	$0.72

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
		As restated
	April 2,	March 27,
	2005	2004
Cash Flows From Operating Activities:
Net earnings	$10,160	$6,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,598	2,642
Amortization of capitalized financing costs	394	835
Amortization of unrealized loss on financial instruments	1,059	—
Stock-based compensation expense	816	643
Gain on disposal of discontinued operation	(1,126)
Loss on sale of property, plant and equipment	28	35
Deferred income taxes	(476)	4,211
Net changes in assets and liabilities:
Accounts receivable, net	6,419	(8,025)
Inventories	(13,475)	6,298
Accounts payable and accrued expenses	349	(3,929)
Other changes	1,527	(2,455)

Total adjustments	(1,887)	255

Net cash provided by operating activities	8,273	6,511

Cash Flows From Investing Activities:
Capital expenditures	(2,405)	(1,304)
Proceeds from sale of property, plant and equipment	1,271	—
Increase in cash surrender value of life insurance policies	(515)	(66)

Net cash used for investing activities	(1,649)	(1,370)

Cash Flows From Financing Activities:
Proceeds from long-term debt	171,874	5,500
Principal payments on long-term debt	(179,535)	(11,230)
Financing costs	(23)	(600)
Cash received from exercise of stock options	95	—
Other	13	1,311

Net cash used for financing activities	(7,576)	(5,019)

Net increase (decrease) in cash and cash equivalents	(952)	122
Cash and cash equivalents at beginning of period	2,318	310

Cash and cash equivalents at end of period	$1,366	$432

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,579	$4,151
Income taxes	5,752	50
Non-cash financing activity:
Cashless exercise of stock options	338	11
Issuance of restricted stock	742	—

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders
	Shares	Amount	Capital	Compensation	Earnings	Loss(1)	Equity
Balance at October 2, 2004 (as restated)	9,122	$18,244	$43,677	$—	$10,927	$(1,637)	$71,211

Comprehensive income:
Net earnings					10,160		10,160
Amortization of loss on financial instruments included in net earnings						657	657

Comprehensive income(1)							10,817
Stock options exercised	197	394	(300)				94
Compensation expense associated with stock option plans			775				775
Restricted stock options granted	41	83	660	(702)			41
Income tax benefit of stock options exercised			488				488

Balance at April 2, 2005	9,360	$18,721	$45,300	$(702)	$21,087	$(980)	$83,426

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

     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three months and six months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2005.

(2) Stock-Based Compensation

     The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123.” Certain of the options issued under the Company’s stock option plans allow for cashless stock option exercises, and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, are accounted for as variable plans. Under variable plan accounting, compensation expense is recognized over the vesting period when the market price of a company’s stock exceeds the exercise price of the options granted and is adjusted on a recurring basis to reflect changes in market valuation. Final compensation expense is measured upon exercise of the option. As of April 2, 2005, there was approximately $86,000 of unamortized compensation expense, which will be recognized over the remaining vesting periods of the related options.

     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize the fair value of all stock-based awards on the grant date as expense over the vesting period. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net earnings and net earnings per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net earnings and net earnings per share for the three months and six months ended April 2, 2005 and March 27, 2004, respectively, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
		As restated		As restated
	April 2,	March 27,	April 2,	March 27,
(Amounts in thousands, except per share data)	2005	2004	2005	2004
Net earnings — as reported	$5,044	$5,538	$10,160	$6,256
Stock-based compensation expense included in reported net earnings, net of related tax effects	(306)	623	134	606
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(13)	(24)	(28)

Net earnings — pro forma	$4,719	$6,148	$10,270	$6,834

Basic net earnings per share — as reported	$0.54	$0.65	$1.10	$0.74
Basic net earnings per share — pro forma	0.51	0.73	1.11	0.81
Diluted net earnings per share — as reported	0.53	0.63	1.07	0.72
Diluted net earnings per share — pro forma	0.50	0.70	1.09	0.78

Basic shares outstanding — as reported and pro forma	9,307	8,466	9,242	8,466
Diluted shares outstanding — as reported	155	311	202	274
Diluted shares outstanding — pro forma	147	200	198	180

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement over the requisite service period based on fair values measured on grant dates. SFAS No. 132R is effective for the Company beginning in the first quarter of fiscal 2006. SFAS No. 123R may be adopted using either the modified prospective transition method or the modified retrospective method. Although the Company’s earnings per share may be slightly impacted, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its operating results or financial condition.

     During the quarter ended April 2, 2005, the Company granted 41,400 shares of restricted stock to key employees and directors which had a total market value of $742,000 as of the grant date. The Company recorded amortization expense of $25,000, net of tax, pertaining to the restricted stock during the quarter and will continue to amortize the remaining unamortized balance over the vesting period of one to three years.

(3) Deferred Income Tax Assets

     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of April 2, 2005: a current deferred income tax asset of $1.2 million in prepaid expenses and other, a noncurrent deferred income tax asset of $3.6 million (net of valuation allowance) in other assets, and accrued income taxes payable of $144,000 in accrued expenses. The Company has utilized $2.0 million of gross state operating loss carryforwards (“NOLs”) during the current year and has a remaining balance of $16.2 million which begin to expire in seven years, but principally expire in 16 – 19 years.

     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of October 2, 2004, the Company had recorded a valuation allowance of $864,000 pertaining to various state NOLs that were not anticipated to be utilized which was reduced to $760,000 as of April 2, 2005 based on the income generated during the six-month period. The valuation allowance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided.

(4) Employee Benefit Plans

     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company has contributed $240,000 to the Delaware Plan during the six-month period ended April 2, 2005 and it expects to contribute $558,000 for the entire fiscal year ending October 1, 2005. The net periodic pension costs and related components for the Delaware Plan for the three months and six months ended April 2, 2005 and March 27, 2004, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
(Amounts in thousands)	2005	2004	2005	2004
Service cost	$23	$26	$46	$52
Interest cost	67	69	134	138
Expected return on plan assets	(54)	(54)	(108)	(108)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	38	35	76	70

Net periodic pension cost	$75	$77	$150	$154

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

     Supplemental employee retirement plan. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERPs, Participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The SERPs are supported by life insurance policies on the Participants purchased by the Company. The cash benefits paid under the SERPs were $37,000 during the six-month period ended April 2, 2005 and are expected to be $114,000 for the entire fiscal year ending October 1, 2005. The net periodic cost associated with the SERPs was $227,000 and $31,000 for the three months ended April 2, 2005 and March 27, 2004, respectively, and $254,000 and $61,000 for the six months ended April 2, 2005 and March 27, 2004, respectively.

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

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 2, 2005, approximately $45.3 million was outstanding on the senior secured credit facility, with $39.5 million drawn and $23.9 million of additional borrowing capacity on the revolver and $5.7 million outstanding on Term Loan A. Outstanding letters of credit on the revolver amounted to $1.5 million as of April 2, 2005. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A. Based on its Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), in December 2004, the Company prepaid $11.4 million of term debt on its senior secured credit facility. The prepayment enabled the Company to pay off the $4.4 million balance outstanding on Term Loan B and pay down Term Loan A by $7.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, which reduced the Company’s average borrowing rate. The remaining balance on Term Loan A will continue to be amortized at $283,000 per month until it has been paid in its entirety. On January 7, 2005, the Company and its lender agreed to an amendment to the credit facility which increased the amount of the revolver from $60.0 million to $75.0 million and expanded the maximum inventory borrowing base from $35.0 million to $45.0 million, providing additional liquidity.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, and 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% – 1.75% for the base rate and 2.50% – 3.25% for the LIBOR rate on the revolver, and 1.50% – 2.25% for the base rate and 3.00% – 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of April 2, 2005, average interest rates on the credit facility were 5.93% on the revolver and 6.76% on Term Loan A. Based on the Company’s leverage ratio as of April 2, 2005 and its excess availability, effective May 1, 2005, the applicable interest rate margins were reduced to 0.75% for the base rate and 2.25% for the LIBOR rate on the revolver, and 1.25% for the base rate and 2.75% for the LIBOR rate on Term Loan A.

     In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, was amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of April 2, 2005, the Company was in compliance with all of the financial covenants under the credit facility.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of April 2, 2005, the Company was in compliance with all of the negative covenants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company or any of its subsidiaries in excess of $500,000; certain events of bankruptcy or insolvency with respect to the Company; an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or a change of control of the Company.

(6) Earnings Per Share

     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
		As restated		As restated
	April 2,	March 27,	April 2,	March 27,
(Amounts in thousands, except per share data)	2005	2004	2005	2004
Net earnings	$5,044	$5,538	$10,160	$6,256

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	9,307	8,466	9,242	8,466
Dilutive effect of stock options	155	311	202	274

Weighted average shares outstanding (diluted)	9,462	8,777	9,444	8,740

Net earnings per share:
Basic:
Earnings from continuing operations	$0.47	$0.65	$1.02	$0.74
Gain from discontinued operations	0.07	—	0.08	—

Net earnings	$0.54	$0.65	$1.10	$0.74

Diluted:
Earnings from continuing operations	$0.46	$0.63	$1.00	$0.72
Gain from discontinued operations	0.07	—	0.07	—

Net earnings	$0.53	$0.63	$1.07	$0.72

     Options to purchase 10,000 shares and 534,000 for the three months ended April 2, 2005 and March 27, 2004, respectively, were antidilutive and were not included in the diluted EPS computations. Options to purchase 5,000 shares and 534,000 shares for the six months ended April 2, 2005 and March 27, 2004, respectively, were antidilutive and were not included in the diluted EPS computations. Options to purchase 197,000 shares and 6,000 shares were exercised during the six months ended April 2, 2005 and March 27, 2004, respectively, resulting in an increase in common stock of $394,000 and $12,000, and a reduction in additional paid-in capital of $300,000 and $12,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Other Financial Data

     Balance sheet information:

	(Unaudited)	As restated
	April 2,	October 2,
(Amounts in thousands)	2005	2004
Accounts receivable, net:
Accounts receivable	$38,555	$45,095
Less allowance for doubtful accounts	(487)	(608)

Total	$38,068	$44,487

Inventories:
Raw materials	$23,713	$21,992
Work in process	1,695	2,139
Finished goods	28,471	16,273

Total	$53,879	$40,404

Other assets:
Noncurrent deferred tax asset, net	$3,625	$3,665
Cash surrender value of life insurance policies	2,665	2,162
Capitalized financing costs, net	2,508	2,879
Assets held for sale	1,855	1,855
Other	373	1,147

Total	$11,026	$11,708

Property, plant and equipment, net:
Land and land improvements	$5,029	$5,029
Buildings	31,973	31,973
Machinery and equipment	63,612	62,840
Construction in progress	3,617	2,043

	104,231	101,885
Less accumulated depreciation	(55,808)	(53,283)

Total	$48,423	$48,602

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Financial information for the Company’s reportable segments is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
		As restated		As restated
	April 2,	March 27,	April 2,	March 27,
(Amounts in thousands)	2005	2004	2005	2004
Concrete reinforcing products:
Net sales	$72,015	$66,482	$137,078	$115,632
Gross profit	11,589	16,346	24,746	23,432
Depreciation expense(1)	945	933	1,857	1,843
Assets(2)	121,559	94,164	121,559	94,164
Capital expenditures	1,068	852	1,567	997

Industrial wire products:
Net sales	$9,639	$7,341	$19,240	$14,326
Gross profit	128	180	694	442
Depreciation expense(1)	261	251	514	503
Assets(2)	16,900	16,503	16,900	16,503
Capital expenditures	138	11	178	43

Corporate:
Net sales	$—	$—	$—
Gross profit	—	—	—
Depreciation expense(1)	—	—	—
Assets(2)	17,485	20,097	17,485	20,097
Capital expenditures	362	190	660	264

Total:
Net sales	$81,654	$73,823	$156,318	$129,958
Gross profit	11,717	16,526	25,440	23,874
Depreciation expense(1)	1,206	1,184	2,371	2,346
Assets(2)	155,944	130,764	155,944	130,764
Capital expenditures	1,568	1,053	2,405	1,304

(1)	Depreciation expense reflects amount recorded in cost of sales that is included in the measure of gross profit and excludes other amounts that are included in the amount reported on the consolidated statements of cash flows.

(2)	Reportable segment assets reflect accounts receivable, inventories and property, plant and equipment. Corporate assets reflect all other assets included in total consolidated assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Restatement of Financial Statements

     The Company’s financial statements for the fiscal year ended October 2, 2004 and the three-month and six-month periods ended March 27, 2004 have been restated to reflect additional compensation expense resulting from the correction in the accounting for the Company’s stock option plans. Following are the associated changes as reflected in the restated financial statements:

	October 2, 2004
	As previously
	reported	As restated
Consolidated Balance Sheet:
Other assets	$11,361	$11,708
Total assets	150,944	151,291
Accrued expenses	10,914	10,727
Total current liabilities	29,915	29,728
Additional paid-in capital	37,916	43,677
Retained earnings	16,154	10,927
Total shareholders’ equity	70,677	71,211
Total liabilities and shareholders’ equity	150,944	151,291

	March 27, 2004
	As previously
	reported	As restated
Consolidated Statement of Cash Flow:
Net earnings	6,862	6,256
Stock-based compensation expense	—	643
Deferred income taxes	4,222	4,211
Net cash provided by operating activities	5,911	6,511

	Three Months Ended		Six Months Ended
	March 27, 2004		March 27, 2004
	As previously		As previously
	reported	As restated	reported	As restated
Consolidated Statement of Operations:
Selling, general and administrative expense	$4,290	$4,952	$7,859	$8,502
Earnings before income taxes	9,951	9,289	11,084	10,441
Income taxes	3,790	3,751	4,222	4,185
Net earnings	6,161	5,538	6,862	6,256

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

     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they include, but are not limited to, the following:

•	general economic and competitive conditions in the markets in which the Company operates;
•	the cyclical nature of the steel industry;
•	changes in U.S. or foreign trade policy affecting steel imports or exports;
•	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;
•	the Company’s ability to competitively source its raw material requirements;
•	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;
•	interest rate volatility;
•	unanticipated changes in customer demand, order patterns and inventory levels;
•	the Company’s ability to successfully develop niche products, such as its engineered structural mesh (“ESM”) products;
•	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;
•	the timely completion of the Company’s ESM production line and reconfiguration and expansion of the Company’s PC strand operation in Gallatin, Tennessee;
•	unanticipated plant outages, equipment failures or labor difficulties; and
•	continuing escalation in medical costs that affect employee benefit expenses.

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

Results of Operations

Statements of Operations — Selected Data
($ in thousands)

	Three Months Ended			Six Months Ended
			As restated			As restated
	April 2,		March 27,	April 2,		March 27,
	2005	Change	2004	2005	Change	2004
Net sales	$81,654	11%	$73,823	$156,318	20%	$129,958
Gross profit	11,717	(29%)	16,526	25,440	7%	23,874
Percentage of net sales	14.3%		22.4%	16.3%		18.4%
Selling, general and administrative expense	$3,929	(21%)	$4,952	$8,109	(5%)	$8,502
Percentage of net sales	4.8%		6.7%	5.2%		6.5%
Other expense (income)	(5)	(93%)	(70)	29	(583%)	(6)
Interest expense	$1,227	(48%)	$2,362	$3,037	(39%)	$4,954
Percentage of net sales	1.5%		3.2%	1.9%		3.8%
Earnings from continuing operations before income taxes	$6,566	(29%)	$9,282	$14,265	37%	$10,424
Percentage of net sales	8.0%		12.6%	9.1%		8.0%
Effective income tax rate	34.4%		38.1%	34.0%		38.1%
Earnings from continuing operations	$4,346	(22%)	$5,538	$9,462	51%	$6,256
Discontinued operations:
Gain on disposal of Insteel Construction Systems (net of income taxes of $428)	$698		$—	$698		$—
Net earnings	5,044	(9%)	5,538	10,160	62%	6,256

Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

Net Sales

     Net sales for the quarter increased 11% to $81.7 million from $73.8 million in the same year-ago period as higher average selling prices for the Company’s products more than offset lower shipments. The increase in selling prices was largely driven by escalating raw material costs that the Company was able to pass through to its customers. The decrease in shipments was primarily due to inventory reduction measures that were pursued by customers during the quarter. Average selling prices for the quarter increased 47% while shipments fell 22% from the same year-ago period. Sales of concrete reinforcing products increased 9% to $72.0 million, or 88% of consolidated sales from $66.5 million, or 90% of consolidated sales in the year-ago quarter. Sales of industrial wire products increased 31% to $9.7 million, or 12% of consolidated sales from $7.3 million, or 10% of consolidated sales in the year-ago quarter.

Gross Profit

     Gross profit for the quarter decreased to $11.7 million, or 14.3% of net sales from $16.5 million, or 22.4% of net sales. The decrease in gross profit was driven by unfavorable inventory revaluation adjustments resulting from the decline in rod cost ($4.0 million), reduced shipments and higher unit conversion costs due to lower production levels, which more than offset higher spreads between average selling prices and raw material costs. Gross profit for the Company’s concrete reinforcing products decreased 29% to $11.6 million, or 16.1% of net sales from $16.3 million, or 24.6% of net sales in the prior year. Gross profit for industrial wire products decreased 29% to $128,000, or 1.3% of net sales from $180,000, or 2.5% of net sales in the prior year.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A expense”) decreased 21% to $3.9 million, or 4.8% of net sales in the quarter from $5.0 million, or 6.7% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to lower compensation expense associated with the Company’s stock options that are accounted for as variable awards resulting from a decrease in the price of the Company’s stock ($1.1 million), lower bad debt expense ($296,000), and reduced legal fees related to the dumping and countervailing duty cases for PC strand in the prior year ($132,000) partially offset by higher expenses associated with the Company’s Sarbanes-Oxley internal control compliance efforts ($179,000) and investor relations matters ($125,000).

Interest Expense

     Interest expense for the quarter decreased $1.1 million, or 48%, to $1.2 million from $2.4 million in the same year-ago period. The decrease was due to lower average interest rates ($844,000) and lower average borrowing levels on the Company’s senior secured credit facility ($400,000), partially offset by higher amortization expense associated with the unrealized loss on the terminated interest rate swaps ($109,000).

Earnings From Continuing Operations Before Income Taxes

     The Company’s earnings from continuing operations before income taxes for the quarter were $6.5 million compared to $9.3 million in the same year-ago period primarily due to lower gross profit in the current year which was partially offset by the reductions in SG&A and interest expense.

Income Taxes

     The effective income tax rate for the quarter decreased to 34.4% from 38.1% in the same year-ago period. The lower effective rate was primarily due to the reduction in taxable income related to disqualifying dispositions of incentive stock options which are accounted for as variable awards for book purposes, an increase in favorable book to tax differences and a reduction in the valuation allowance for deferred tax assets.

Discontinued Operations

     The Company recorded a $698,000 gain (net of income taxes of $428,000) in the current quarter on the disposal of real estate and the settlement on the release of an equipment lien associated with Insteel Construction Systems (“ICS”), a discontinued operation. In May 1997, the Company sold the assets of ICS to ICS 3-D Panel Works, Inc. (“ICSPW”), a new corporation organized by the division’s management group. Howard O. Woltz, Jr., Chairman of the Company, is a principal

Shareholder and a member of the board of directors of ICSPW. The real estate associated with ICS had been retained by the Company and leased to ICSPW while the equipment was sold to ICSPW with the Company retaining a secured interest.

Net Earnings

     The Company’s net earnings for the quarter were $5.0 million, or $0.53 per diluted share compared to $5.5 million, or $0.63 per diluted share, in the same year-ago period. Excluding the gain on the disposal of assets associated with a discontinued operation, earnings from continuing operations for the current year quarter were $4.3 million, or $0.46 per diluted share.

First Six Months of Fiscal 2005 Compared With First Six Months of Fiscal 2004

Net Sales

     Net sales for the first six months of fiscal 2005 increased 20% to $156.3 million from $130.0 million in the same year-ago period as higher average selling prices for the Company’s products more than offset lower shipments. The increase in selling prices was largely driven by escalating raw material costs that the Company was able to pass through to its customers. The decrease in shipments was primarily due to inventory reduction measures that were pursued by customers during the current year. Average selling prices for the six-month period increased 56% while shipments fell 23% from the same year-ago period. Sales of concrete reinforcing products increased 19% to $137.1 million, or 88% of consolidated sales from $115.6 million, or 89% of consolidated sales in the same year-ago period. Sales of industrial wire products increased 34% to $19.2 million, or 12% of consolidated sales from $14.3 million, or 11% of consolidated sales in the same year-ago period.

Gross Profit

     Gross profit for the first six months rose 7% to $25.4 million, or 16.3% of net sales from $23.9 million, or 18.4% of net sales in the same year-ago period. The increase in gross profit was driven by the higher spreads between average selling prices and raw material costs which more than offset unfavorable inventory revaluation adjustments resulting from the decline in rod cost ($3.7 million), reduced shipments and higher unit conversion costs due to lower production levels. Gross profit for the Company’s concrete reinforcing products increased 6% to $24.7 million, or 18.1% of net sales from $23.4 million, or 20.3% of net sales in the prior year. Gross profit for industrial wire products rose 57% to $694,000, or 3.6% of net sales from $442,000, or 3.1% of net sales in the prior year.

Selling, General and Administrative Expense

     SG&A expense decreased 5% to $8.1 million, or 5.2% of net sales for the first six months of fiscal 2005 from $8.5 million, or 6.5% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to reductions in bad debt expense ($385,000), employee benefit costs ($296,000) and legal fees related to the dumping and countervailing duty cases for PC strand in the prior year ($269,000), partially offset by higher expenses for the Company’s Sarbanes-Oxley internal control compliance efforts ($181,000), investor relations matters ($150,000) and compensation associated with the Company’s stock options that are accounted for as variable awards resulting from the appreciation in the price of the Company’s stock ($132,000).

Interest Expense

     Interest expense for the first six months of fiscal 2005 decreased $2.0 million, or 39%, to $3.0 million from $5.0 million in the same year-ago period. The decrease was due to lower average interest rates ($1.6 million) and lower average borrowing levels on the Company’s senior secured credit facility ($921,000), partially offset by higher amortization expense associated with the unrealized loss on the terminated interest rate swaps ($618,000).

Earnings From Continuing Operations Before Income Taxes

     The Company’s earnings from continuing operations before income taxes for the first six months of fiscal 2005 were $14.3 million compared to $10.4 million in the same year-ago period primarily due to higher gross profit together with the reductions in SG&A and interest expense in the current year.

Income Taxes

     The effective income tax rate decreased to 34.0% for the first six months of fiscal 2005 from 38.1% in the same year-ago period. The lower effective rate was primarily due to the reduction in taxable income related to disqualifying dispositions of incentive stock options which are accounted for as variable awards for book purposes, an increase in favorable book to tax differences and a reduction in the valuation allowance for deferred tax assets.

Discontinued Operations

     The Company recorded a $698,000 gain (net of income taxes of $428,000) in the current year on the disposal of real estate and the settlement on the release of an equipment lien associated with Insteel Construction Systems (“ICS”), a discontinued operation. In May 1997, the Company sold the assets of ICS to ICS 3-D Panel Works, Inc. (“ICSPW”), a new corporation organized by the division’s management group. Howard O. Woltz, Jr., Chairman of the Company, is a principal Shareholder and a member of the board of directors of ICSPW. The real estate associated with ICS had been retained by the Company and leased to ICSPW while the equipment was sold to ICSPW with the Company retaining a secured interest.

Net Earnings

     The Company’s net earnings for the first six months of fiscal 2005 were $10.2 million, or $1.07 per diluted share compared to $6.3 million, or $0.72 per diluted share, in the same year-ago period. Excluding the gain on the disposal of assets associated with a discontinued operation, earnings from continuing operations for the current year were $9.5 million, or $1.00 per diluted share.

Liquidity and Capital Resources

Selected Financial Data
($ in thousands)

	Six Months Ended
		As restated
	April 2,	March 27,
	2005	2004
Net cash provided by operating activities	$8,273	$6,511
Net cash used for investing activities	(1,649)	(1,370)
Net cash used for financing activities	(7,576)	(5,019)
Total long-term debt	45,267	64,563
Percentage of total capital	35%	62%
Shareholders’ equity	$83,426	$39,001
Percentage of total capital	65%	38%
Total capital (total long-term debt + shareholders’ equity)	$128,693	$103,564

Cash Flow Analysis

     Operating activities provided $8.3 million of cash for the first six months of fiscal 2005 compared to $6.5 million in the same year-ago period. The increase was primarily due to the $3.9 million increase in net earnings in the current year. The net change in the working capital components of receivables, inventories and accounts payable and accrued expenses used $6.7 million in the current year compared to $5.7 million in the same year-ago period due to the increase in inventories in the current year primarily related to customer inventory reduction measures. The year-to-year change in the cash invested in inventories ($19.7 million) more than offset the cash provided by the reduction in receivables ($14.4 million) and increase in accounts payable and accrued expenses ($4.3 million) relative to the prior year.

     Investing activities used $1.6 million of cash for the first six months of fiscal 2005 compared to $1.4 million in the same year-ago period primarily due to capital outlays related to the expansion of the Company’s engineered structural mesh business and upgrades to its information systems infrastructure together with an increase in the cash surrender value of life insurance policies. These current year uses were partially offset by $1.3 million of net proceeds from the sale of assets associated with Insteel Construction Systems, a discontinued operation that the Company exited in 1997. Under the terms of the Company’s credit facility, it is limited to capital expenditures of not more than $7.0 million for fiscal 2005 and each fiscal year thereafter through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period. Since the Company’s 2004 capital expenditures were more than $2.0 million below the amount permitted by its credit facility, the capital expenditure limitation applicable for 2005 is $9.0 million. The Company is proceeding with expansions of its engineered structural mesh, PC strand and concrete pipe reinforcing businesses which will together represent an investment of approximately $15.0 million and currently expects that its capital outlays will amount to $28.0 million over the 2005 – 2007 period with approximately $9.0 million occurring in 2005, $12.0 million in 2006 and $7.0 million in 2007, although the timing between the years and the amounts are subject to change based on any adjustments in the project timelines, future market conditions or the Company’s financial performance. As the Company proceeds with its capital expenditure program, if it appears that capital outlays for the applicable year will exceed the limitation in effect under the terms of the credit facility, the Company would pursue an increase in the amount of the limitation from its lender.

     Financing activities used $7.6 million of cash for the first six months of fiscal 2005 compared to $5.0 million in the same year-ago period. The cash used in financing was primarily due to the reduction in long-term debt.

     The Company’s total debt-to-capital ratio decreased to 35% at April 2, 2005 from 62% at March 27, 2004 due to the combined impact of a $19.3 million reduction in long-term debt and a $44.4 million increase in shareholders’ equity over the year-ago levels. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its expected working capital and capital expenditure requirements.

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

     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 2, 2005, approximately $45.3 million was outstanding on the senior secured credit facility, with $39.5 million drawn and $23.9 million of additional borrowing capacity on the revolver and $5.7 million outstanding on Term Loan A. Outstanding letters of credit on the revolver amounted to $1.5 million as of April 2, 2005. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A. Based on its Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), in December 2004, the Company prepaid $11.4 million of term debt on its senior secured credit facility. The prepayment enabled the Company to pay off the $4.4 million balance outstanding on Term Loan B and pay down Term Loan A by $7.0 million, which reduced the Company’s average borrowing rate. The remaining balance on Term Loan A will continue to be amortized at $283,000 per month until it has been paid in its entirety. On January 7, 2005, the Company and its lender agreed to an amendment to the credit facility which increased the amount of the revolver from $60.0 million to $75.0 million and expanded the maximum inventory borrowing base from $35.0 million to $45.0 million, providing additional liquidity.

     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, and 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A. Beginning on April 2, 2005, the applicable interest rate margins will be adjusted within the following ranges on a quarterly basis based upon the Company’s leverage ratio: 1.00% – 1.75% for the base rate and 2.50% – 3.25% for the LIBOR rate on the revolver, and 1.50% – 2.25% for the base rate and 3.00% – 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. As of April 2, 2005, average interest rates on the credit facility were 5.93% on the revolver and 6.76% on Term Loan A. Based on the Company’s leverage ratio as of April 2, 2005 and its excess availability, effective May 1, 2005, the applicable interest rate margins were reduced to 0.75% for the base rate and 2.25% for the LIBOR rate on the revolver, and 1.25% for the base rate and 2.75% for the LIBOR rate on Term Loan A.

     In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, was amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005.

     The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.

     Financial Covenants

     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of April 2, 2005, the Company’s Fixed Charge Coverage Ratio and Leverage Ratio (each as defined in the Credit Agreement) were 1.94 and 0.83, respectively, as calculated below, and it was in compliance with all of the financial covenants under the credit facility.

Fixed Charge Coverage Ratio		Leverage Ratio
For the ten-month period ended April 2, 2005		For the nine-month period ended April 2, 2005

($ amounts in thousands)		($ amounts in thousands)
Adjusted EBITDA(1)	$51,096	Funded Debt	$47,715

Less Unfunded Capital Expenditures	(3,910)

	47,186	Adjusted EBITDA(1)	43,129
Fixed Charges	24,278	Multiplied by Two	x 1.333

			57,491

Fixed Charge Coverage Ratio	1.94

		Leverage Ratio	0.83

Net earnings	$22,179	Net earnings	$20,052
Extraordinary gains	(698)	Extraordinary gains	(698)
Cash pension contributions	(452)	Cash pension contributions	(363)
Income tax provision	13,618	Income tax provision	11,348
Interest expense	5,273	Interest expense	4,795
Depreciation and amortization (net)	4,389	Depreciation and amortization (net)	3,994
Expense associated with option grants	6,331	Expense associated with option grants	3,584
Pension expense	410	Pension expense	386
Net non-cash losses recorded as other expenses	46	Net non-cash losses recorded as other expenses	31

Adjusted EBITDA(1)	$51,096	Adjusted EBITDA(1)	$43,129

(1)As defined in the Company’s Credit Agreement.

     The Company’s credit facility includes financial covenants such as a Fixed Charge Coverage Ratio and Leverage Ratio, as defined above, that are derived from non-GAAP financial measures, particularly, earnings before interest, taxes, depreciation and amortization as defined in the Company’s Credit Agreement (“Adjusted EBITDA”). Adjusted EBITDA includes additional adjustments to GAAP net earnings as set forth in the table above. The Company’s management uses Adjusted EBITDA and the debt covenant ratios to measure compliance with its debt covenants and evaluate the operations of the Company. Management believes this presentation is appropriate and enables investors to (i) evaluate the Company’s compliance with the financial covenants of its credit facility and (ii) assess the Company’s performance over the periods presented. Adjusted EBITDA and the debt covenant ratios as presented here may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and the debt covenant ratios (i) should not be considered as an alternative to net earnings (determined in accordance with GAAP) as an indicator of the Company’s financial performance,

(ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, and (iii) is not indicative of funds available to fund the Company’s cash needs because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.

     Negative Covenants

     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of April 2, 2005, the Company was in compliance with all of the negative covenants.

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

Outlook

     The Company believes that a gradual recovery in nonresidential construction spending from the depressed levels of recent years should lead to increased demand for its concrete reinforcing products through the remainder of fiscal 2005 and in fiscal 2006. Additionally, the Company expects government spending for infrastructure-related projects to increase with the enactment of the successor funding legislation to TEA-21, which is expected to occur during the year. Improvements in the Company’s cost structure together with the rapidly rising cost of raw materials and changes in its selling practices caused margins to expand significantly in fiscal 2004. The combination of escalating prices and limited supplies of hot-rolled steel wire rod, the Company’s primary raw material, caused the Company, and many of its competitors, to adjust their product offerings and the availability of products in a more disciplined manner based upon relative profitability. Although raw material availability has improved and rod prices have moderated, the Company believes that the favorable pricing and margin environment for its products will continue through the remainder of fiscal 2005.

     The industry wide rebalancing of inventories that began during the fourth quarter of 2004 appears to have been largely completed as of the end of the second quarter based on the recovery in order levels that the Company has experienced in April 2005 which are more reflective of the actual underlying rates of consumption of its products. The recent expansions in domestic rod capacity that occurred during the current year have reduced the Company’s reliance on offshore sources for its raw materials which should enhance its flexibility in managing its inventory levels, particularly during periods of volatile demand. The Company believes that the expected improvements in its profitability and working capital management relative to the first six months of the year will enable it to achieve further reductions in its debt level over the remainder of fiscal 2005.

     The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s ESM business as well as other niche products and these efforts will be intensified through the remainder of fiscal 2005. The Company will also be proceeding with initiatives to reconfigure and expand the capacity of its ESM, PC strand and pipe mesh businesses which are expected to favorably impact its operating costs and position it to satisfy future increases in demand in these markets. The Company expects that capital expenditures will increase to $9.0 million in 2005 to support these expansions as well as provide for recurring maintenance and replacement requirements. The Company anticipates that these actions together with the disposal of excess real estate assets resulting from its recent divestitures will facilitate further reductions in debt and favorably impact its financial performance (see “Cautionary Note Regarding Forward-Looking Statements”).

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

Interest Rates

     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. In connection with the refinancing that was completed on June 3, 2004, the Company terminated interest rate swap agreements required by its previous lenders for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, was amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005. Based on the Company’s interest rate exposure and floating rate debt levels as of April 2, 2005, a 100 basis point change in interest rates would have an estimated $453,000 impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of April 2, 2005.

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

     There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — Other Information

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