Form 10-Q
period 2005-07-02
INSTEEL INDUSTRIES INC
filed 2005-08-10
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ to ___
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
     The number of shares outstanding of the registrant’s common stock as of August 10, 2005 was 9,435,375.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)	As restated
	July 2,	October 2,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,098	$2,318
Accounts receivable, net	39,427	44,487
Inventories	50,899	40,404
Prepaid expenses and other	2,100	3,772

Total current assets	93,524	90,981
Property, plant and equipment, net	49,647	48,602
Other assets	11,944	11,708

Total assets	$155,115	$151,291

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,710	$15,041
Accrued expenses	12,737	10,727
Current portion of long-term debt	3,400	3,960

Total current liabilities	40,847	29,728
Long-term debt	20,859	48,968
Other liabilities	2,321	1,384
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock	18,870	18,244
Additional paid-in capital	44,783	43,677
Deferred stock compensation	(605)	—
Retained earnings	29,020	10,927
Accumulated other comprehensive loss	(980)	(1,637)

Total shareholders’ equity	91,088	71,211

Total liabilities and shareholders’ equity	$155,115	$151,291

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
		As restated		As restated
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net sales	$94,420	$96,835	$250,738	$226,793
Cost of sales	76,632	64,139	207,510	170,223

Gross profit	17,788	32,696	43,228	56,570
Selling, general and administrative expense	3,712	6,078	11,821	14,580
Other expense (income)	4	(1,369)	33	(1,375)
Interest expense	712	2,241	3,749	7,195
Interest income	—	—	—	(17)

Earnings from continuing operations before income taxes	13,360	25,746	27,625	36,187
Income taxes	4,956	10,405	9,759	14,590

Earnings from continuing operations	8,404	15,341	17,866	21,597
Discontinued operations:
Gain on disposal of Insteel Construction Systems (net of income taxes of $59 and $488)	95	—	793	—

Net earnings	$8,499	$15,341	$18,659	$21,597

Weighted average shares outstanding:
Basic	9,378	8,561	9,291	8,496

Diluted	9,495	9,047	9,465	8,841

Per share amounts:
Basic:
Earnings from continuing operations	$0.90	$1.79	$1.92	$2.54
Gain from discontinued operations	0.01	—	0.09	—

Net earnings	$0.91	$1.79	$2.01	$2.54

Diluted:
Earnings from continuing operations	$0.89	$1.70	$1.89	$2.44
Gain from discontinued operations	0.01	—	0.08	—

Net earnings	$0.90	$1.70	$1.97	$2.44

Cash dividends declared	$0.06	$—	$0.06	$—

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
		As restated
	July 2,	June 26,
	2005	2004
Cash Flows From Operating Activities:
Net earnings	$18,659	$21,597
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,874	3,919
Amortization of capitalized financing costs	591	1,536
Amortization of unrealized loss on financial instruments	1,059	235
Stock-based compensation expense	487	3,390
Gain on disposal of discontinued operation	(1,281)	—
Loss on sale of property, plant and equipment	49	50
Deferred income taxes	(1,510)	7,381
Net changes in assets and liabilities:
Accounts receivable, net	5,060	(11,363)
Inventories	(10,495)	(2,450)
Accounts payable and accrued expenses	11,601	2,839
Other changes	3,304	(3,473)

Total adjustments	12,739	2,064

Net cash provided by operating activities	31,398	23,661

Cash Flows From Investing Activities:
Capital expenditures	(4,951)	(1,855)
Proceeds from sale of property, plant and equipment	1,452	—
Increase in cash surrender value of life insurance policies	(621)	(119)

Net cash used for investing activities	(4,120)	(1,974)

Cash Flows From Financing Activities:
Proceeds from long-term debt	247,394	30,047
Principal payments on long-term debt	(276,063)	(44,580)
Financing costs	(23)	(3,420)
Cash received from exercise of stock options	152	332
Termination of interest rate swaps	—	(2,117)
Other	42	(659)

Net cash used for financing activities	(28,498)	(20,397)

Net increase (decrease) in cash and cash equivalents	(1,220)	1,290
Cash and cash equivalents at beginning of period	2,318	310

Cash and cash equivalents at end of period	$1,098	$1,600

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,168	$6,105
Income taxes	7,406	1,055
Non-cash financing activity:
Cashless exercise of stock options	338	45
Issuance of restricted stock	742	—
Declaration of cash dividends to be paid	566	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss(1)	Equity
Balance at October 2, 2004 (as restated)	9,122	$18,244	$43,677	$—	$10,927	$(1,637)	$71,211

Comprehensive income:
Net earnings					18,659		18,659
Amortization of loss on financial instruments included in net earnings						657	657

Comprehensive income(1)							19,316
Cash dividends declared					(566)		(566)
Stock options exercised	271	543	(391)				152
Compensation expense associated with stock option plans			349				349
Restricted stock options granted	41	83	660	(605)			138
Income tax benefit of stock options exercised			488				488

Balance at July 2, 2005	9,434	$18,870	$44,783	$(605)	$29,020	$(980)	$91,088

(1)	Components of accumulated other comprehensive loss and comprehensive income are reported net of related income taxes.
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
     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three months and nine months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2005.
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
     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize the fair value of all stock-based awards on the grant date as expense over the vesting period. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net earnings and net earnings per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net earnings and net earnings per share for the three months and nine months ended July 2, 2005 and June 26, 2004, respectively, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
		As restated		As restated
	July 2,	June 26,	July 2,	June 26,
(Amounts in thousands, except per share data)	2005	2004	2005	2004
Net earnings — as reported	$8,499	$15,341	$18,659	$21,597
Stock-based compensation expense included in reported net earnings, net of related tax effects	(348)	2,326	(214)	2,932
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(52)	(10)	(76)	(42)

Net earnings — pro forma	$8,099	$17,657	$18,369	$24,487

Basic net earnings per share — as reported	$0.91	$1.79	$2.01	$2.54
Basic net earnings per share — pro forma	0.86	2.06	1.98	2.88
Diluted net earnings per share — as reported	0.90	1.70	1.97	2.44
Diluted net earnings per share — pro forma	0.85	1.95	1.94	2.77

Basic shares outstanding — as reported and pro forma	9,378	8,561	9,291	8,496
Diluted shares outstanding — as reported	117	486	174	345
Diluted shares outstanding — pro forma	107	178	168	179
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense over the requisite service period based on fair values measured on grant dates. SFAS No. 123R may be adopted using either the modified prospective transition method or the modified retrospective method. The magnitude of the increase in compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. SFAS No. 123R is effective for the Company beginning in the first quarter of fiscal 2006. The Company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its future results of operations and cash flows.
     During the quarter ended April 2, 2005, the Company granted 41,400 shares of restricted stock to key employees and directors which had a total market value of $742,000 as of the grant date. The Company recorded amortization expense of $60,000 and $85,000 (net of tax) for the three and nine-month periods ending July 2, 2005, respectively, pertaining to the restricted stock and will continue to amortize the remaining unamortized balance over the vesting period of one to three years.
(3) Deferred Income Tax Assets
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of July 2, 2005: a current deferred income tax asset of $1.2 million in prepaid expenses and other, a noncurrent deferred income tax asset of $4.7 million (net of valuation allowance) in other assets, and accrued income taxes payable of $4.5 million in accrued expenses. The Company has utilized $2.8 million of gross state operating loss carryforwards (“NOLs”) during the current year and has a remaining balance of $16.1 million which begin to expire in seven years, but principally expire in 16 — 19 years.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of October 2, 2004, the Company had recorded a valuation allowance of $864,000 pertaining to various state NOLs that were not anticipated to be utilized which was reduced to $756,000 as of July 2, 2005 based on the income generated during the nine-month period. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company has contributed $443,000 to the Delaware Plan during the nine-month period ended July 2, 2005 and it expects to contribute $558,000 for the entire fiscal year ending October 1, 2005. The net periodic pension costs and related components for the Delaware Plan for the three months and nine months ended July 2, 2005 and June 26, 2004, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
(Amounts in thousands)	2005	2004	2005	2004
Service cost	$23	$26	$69	$78
Interest cost	67	69	201	207
Expected return on plan assets	(54)	(54)	(162)	(162)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial loss	38	35	114	105

Net periodic pension cost	$75	$77	$225	$231

     In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen whereby there will be no new participants in the plan going forward. The Company intends for the Delaware Plan to eventually cease upon the retirement of the remaining active employees that are participants in the plan and payment of the associated benefit obligations.
     Supplemental employee retirement plan. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERPs, Participants are entitled to cash benefits upon retirement at age 65, payable annually for 15 years. The SERPs are supported by life insurance policies on the Participants purchased by the Company. The cash benefits paid under the SERPs were $78,000 during the nine-month period ended July 2, 2005 and are expected to be $114,000 for the entire fiscal year ending October 1, 2005. The net periodic cost associated with the SERPs was $101,000 and $31,000 for the three months ended July 2, 2005 and June 26, 2004, respectively, and $355,000 and $92,000 for the nine months ended July 2, 2005 and June 26, 2004, respectively.
(5) Credit Facilities
     On June 3, 2004, the Company entered into a new $82.0 million senior secured debt facility which has a four-year term maturing on June 2, 2008 consisting of a $60.0 million revolver, a $17.0 million Term Loan A and a $5.0 million Term Loan B. Proceeds from the new facility were used to pay off and terminate the Company’s previous credit facility (approximately $62.4 million outstanding as of the closing date) and will support the Company’s working capital, capital expenditure and general corporate requirements going forward. The new credit facility is secured by all of the Company’s assets.
     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. On January 7, 2005, the Company and its lender agreed to an amendment to the credit facility which increased the amount of the revolver from $60.0 million to $75.0 million and expanded the maximum inventory borrowing base from $35.0 million to $45.0 million, providing additional liquidity. As of July 2, 2005, approximately $24.3 million was outstanding on the senior secured credit facility, with $19.4 million drawn and $42.9 million of additional borrowing capacity available on the revolver and $4.9 million outstanding on Term Loan A. Outstanding letters of credit on the revolver totaled $1.5 million as of July 2, 2005. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A. Based on its Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), in December 2004, the Company prepaid $11.4 million of term debt on its senior secured credit facility. The prepayment enabled the Company to pay off the $4.4 million balance outstanding on Term Loan B and pay down Term Loan A by $7.0 million, which reduced the Company’s average borrowing rate. The remaining balance on Term Loan A will continue to be amortized at $283,000 per month until it has been paid in its entirety.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins were initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, and 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A. Beginning on April 2, 2005, the applicable interest rate margins are adjusted on a quarterly basis based upon the Company’s leverage ratio within the following ranges: 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, and 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. Based on the Company’s leverage ratio as of July 2, 2005 and its excess availability, the applicable interest rate margins were 0.75% for the base rate and 2.25% for the LIBOR rate on the revolver, and 1.25% for the base rate and 2.75% for the LIBOR rate on Term Loan A. As of July 2, 2005, average interest rates on the credit facility were 5.57% on the revolver and 6.58% on Term Loan A.
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
     Financial Covenants
     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of July 2, 2005, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends in excess of applicable limitations; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $7.0 million for each fiscal year through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period. Based upon the carryover amount from the prior fiscal year, the Company is currently limited to $9.0 million of Capital Expenditures for the fiscal year ending October 1, 2005. For the nine months ended July 2, 2005, Capital Expenditures amounted to $4.9 million.
     On March 14, 2005 the Company and its lender agreed to an amendment to the credit facility which increased the permitted amount of cash dividend payments to (i) $875,000 in the aggregate in fiscal 2005 and (ii) $3.5 million in any fiscal year after fiscal 2005. As of July 2, 2005, the Company was in compliance with all of the negative covenants under the credit facility.
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
(6) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
		As restated		As restated
	July 2,	June 26,	July 2,	June 26,
(Amounts in thousands, except per share data)	2005	2004	2005	2004
Net earnings	$8,499	$15,341	$18,659	$21,597

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	9,378	8,561	9,291	8,496
Dilutive effect of stock options	117	486	174	345

Weighted average shares outstanding (diluted)	9,495	9,047	9,465	8,841

Net earnings per share:
Basic:
Earnings from continuing operations	$0.90	$1.79	$1.92	$2.54
Gain from discontinued operations	0.01	—	0.09	—

Net earnings	$0.91	$1.79	$2.01	$2.54

Diluted:
Earnings from continuing operations	$0.89	$1.70	$1.89	$2.44
Gain from discontinued operations	0.01	—	0.08	—

Net earnings	$0.90	$1.70	$1.97	$2.44

     Options to purchase 29,000 shares and 354,000 shares for the three months ended July 2, 2005 and June 26, 2004, respectively, were antidilutive and were not included in the diluted EPS computations. Options to purchase 13,000 shares and 519,000 shares for the nine months ended July 2, 2005 and June 26, 2004, respectively, were antidilutive and were not included in the diluted EPS computations. Options to purchase 271,000 shares and 321,000 shares were exercised during the nine months ended July 2, 2005 and June 26, 2004, respectively, resulting in an increase in common stock of $543,000 and $642,000, and a reduction in additional paid-in capital of $391,000 and $310,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Other Financial Data
     Balance sheet information:

	(Unaudited)	As restated
	July 2,	October 2,
(Amounts in thousands)	2005	2004
Accounts receivable, net:
Accounts receivable	$39,907	$45,095
Less allowance for doubtful accounts	(480)	(608)

Total	$39,427	$44,487

Inventories:
Raw materials	$23,954	$21,992
Work in process	1,731	2,139
Finished goods	25,214	16,273

Total	$50,899	$40,404

Other assets:
Noncurrent deferred tax asset, net	$4,655	$3,665
Cash surrender value of life insurance policies	2,741	2,162
Capitalized financing costs, net	2,311	2,879
Assets held for sale	1,855	1,855
Other	382	1,147

Total	$11,944	$11,708

Property, plant and equipment, net:
Land and land improvements	$5,029	$5,029
Buildings	31,974	31,973
Machinery and equipment	63,285	62,840
Construction in progress	6,093	2,043

	106,381	101,885
Less accumulated depreciation	(56,734)	(53,283)

Total	$49,647	$48,602

(8) Business Segment Information
     The Company’s operations are organized into two business units: Concrete Reinforcing Products and Industrial Wire Products, each of which constitutes a reportable segment. The Concrete Reinforcing Products business unit manufactures and markets welded wire fabric and PC strand for the concrete construction industry. The Industrial Wire Products business unit manufactures and markets tire bead wire for tire manufacturers and industrial wire for commercial and industrial applications. The Company’s business unit structure was primarily established for purposes of administrative oversight for the manufacturing and selling activities associated with the business unit’s product lines and is consistent with the way in which the Company is managed, both organizationally and from an internal financial reporting standpoint. The managers of each of the business units report directly to the Chief Executive Officer (“CEO”) and as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the CEO is the Company’s chief operating decision maker. The CEO evaluates performance and allocates resources to the business units using information about their revenues and gross profit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Financial information for the Company’s reportable segments is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
		As restated		As restated
	July 2,	June 26,	July 2,	June 26,
(Amounts in thousands)	2005	2004	2005	2004
Concrete reinforcing products:
Net sales	$85,646	$87,200	$222,724	$202,832
Gross profit	17,952	31,189	42,698	54,621
Depreciation expense(1)	934	926	2,791	2,769
Assets(2)	122,045	105,547	122,045	105,547
Capital expenditures	2,200	509	3,767	1,506

Industrial wire products:
Net sales	$8,774	$9,635	$28,014	$23,961
Gross profit	(164)	1,507	530	1,949
Depreciation expense(1)	257	255	771	758
Assets(2)	15,661	16,505	15,661	16,505
Capital expenditures	49	34	227	77

Corporate:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Depreciation expense(1)	—	—	—	—
Assets(2)	17,409	20,155	17,409	20,155
Capital expenditures	297	8	957	272

Total:
Net sales	$94,420	$96,835	$250,738	$226,793
Gross profit	17,788	32,696	43,228	56,570
Depreciation expense(1)	1,191	1,181	3,562	3,527
Assets(2)	155,115	142,207	155,115	142,207
Capital expenditures	2,546	551	4,951	1,855

(1)	Depreciation expense reflects amount recorded in cost of sales that is included in the measure of gross profit and excludes other amounts that are included in the amount reported on the consolidated statements of cash flows.

(2)	Reportable segment assets reflect accounts receivable, inventories and property, plant and equipment. Corporate assets reflect all other assets included in total consolidated assets.
(9) Restatement of Financial Statements
     The Company’s financial statements for the fiscal year ended October 2, 2004 and for the three-month and nine-month periods ended June 26, 2004 have been restated to reflect additional compensation expense resulting from a correction in the accounting for the Company’s stock option plans. Following are the associated changes as reflected in the restated financial statements:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	October 2, 2004
	As previously
	reported	As restated
Consolidated Balance Sheet:
Other assets	$11,361	$11,708
Total assets	150,944	151,291
Accrued expenses	10,914	10,727
Total current liabilities	29,915	29,728
Additional paid-in capital	37,916	43,677
Retained earnings	16,154	10,927
Total shareholders’ equity	70,677	71,211
Total liabilities and shareholders’ equity	150,944	151,291

	Nine Months Ended
	June 26, 2004
	As previously
	reported	As restated
Consolidated Statement of Cash Flow:
Net earnings	24,824	21,597
Stock-based compensation expense	—	3,390
Deferred income taxes	7,483	7,381
Accounts payable and accrued expenses	2,900	2,839
Net cash provided by operating activities	23,581	23,661

	Three Months Ended		Nine Months Ended
	June 26, 2004		June 26, 2004
	As previously		As previously
	reported	As restated	reported	As restated
Consolidated Statement of Operations:
Selling, general and administrative expense	$3,331	$6,078	$11,190	$14,580
Earnings from continuing operations before income taxes	28,493	25,746	39,577	36,187
Income taxes	10,531	10,405	14,743	14,590
Net earnings	17,962	15,341	24,824	21,597
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “plans” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and the Company can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail in the Company’s periodic reports, in particular under the caption “Risk Factors” in the Company’s report on Form 10-K/A for the year ended October 2, 2004, filed with the U.S. Securities and Exchange Commission. You should carefully read these risk factors.
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

     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they include, but are not limited to, the following:
▪	general economic and competitive conditions in the markets in which the Company operates;

▪	the cyclical nature of the steel industry;

▪	changes in U.S. or foreign trade policy affecting steel imports or exports;

▪	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

▪	the Company’s ability to competitively source its raw material requirements;

▪	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

▪	interest rate volatility;

▪	unanticipated changes in customer demand, order patterns and inventory levels;

▪	the Company’s ability to successfully develop niche products, such as its engineered structural mesh (“ESM”) products;

▪	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

▪	the timely completion of the Company’s ESM production line and reconfiguration and expansion of the Company’s PC strand operation in Gallatin, Tennessee;

▪	unanticipated plant outages, equipment failures or labor difficulties; and

▪	continued escalation in medical costs that affect employee benefit expenses.
Overview
     The Company’s operations are organized into two business units: Concrete Reinforcing Products and Industrial Wire Products, each of which constitutes a reportable segment. The Concrete Reinforcing Products business unit manufactures and markets welded wire fabric and PC strand for the concrete construction industry. The Industrial Wire Products business unit manufactures and markets tire bead wire for tire manufacturers and industrial wire for commercial and industrial applications.
Results of Operations
Statements of Operations — Selected Data
($ in thousands)

	Three Months Ended			Nine Months Ended
			As restated			As restated
	July 2,		June 26,	July 2,		June 26,
	2005	Change	2004	2005	Change	2004
Net sales:
Concrete reinforcing products	$85,646	(2%)	$87,200	$222,724	10%	$202,832
Industrial wire products	8,774	(9%)	9,635	28,014	17%	23,961

Total	94,420	(2%)	96,835	250,738	11%	226,793
Gross profit:
Concrete reinforcing products	$17,952	(42%)	$31,189	$42,698	(22%)	$54,621
Industrial wire products	(164)	N/M	1,507	530	(73%)	1,949

Total	17,788	(46%)	32,696	43,228	(24%)	56,570
Percentage of net sales	18.8%		33.8%	17.2%		24.9%
Selling, general and administrative expense	$3,712	(39%)	$6,078	$11,821	(19%)	$14,580
Percentage of net sales	3.9%		6.3%	4.7%		6.4%
Other expense (income)	4	N/M	(1,369)	33	N/M	(1,375)
Interest expense	$712	(68%)	$2,241	$3,749	(48%)	$7,195
Earnings from continuing operations before income taxes	$13,360	(48%)	$25,746	$27,625	(24%)	$36,187
Effective income tax rate	37.1%		40.4%	35.3%		40.3%
Earnings from continuing operations	$8,404	(45%)	$15,341	$17,866	(17%)	$21,597
Discontinued operations:
Gain on disposal of Insteel Construction Systems (net of income taxes)	95	N/M	—	793	N/M	—
Net earnings	8,499	(45%)	15,341	18,659	(14%)	21,597
“N/M” = not meaningful

Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004
Net Sales
     Net sales for the quarter decreased 2% to $94.4 million from $96.8 million in the same year-ago period as a result of lower average selling prices for the Company’s products on flat shipments. Average selling prices for the quarter decreased 2% while shipments were unchanged from the prior year levels. Sales of concrete reinforcing products decreased 2% to $85.6 million, or 91% of consolidated sales from $87.2 million, or 90% of consolidated sales in the year-ago quarter due to lower average selling prices. Sales of industrial wire products decreased 9% to $8.8 million, or 9% of consolidated sales from $9.6 million, or 10% of consolidated sales in the year-ago quarter due to reduced shipments.
Gross Profit
     Gross profit for the quarter decreased 46% to $17.8 million, or 18.8% of net sales from $32.7 million, or 33.8% of net sales. The decline in gross profit was primarily driven by decreased spreads between average selling prices and raw material costs together with higher unit conversion costs largely due to lower production levels. Gross profit for the Company’s concrete reinforcing products decreased 42% to $18.0 million, or 21.0% of net sales from $31.2 million, or 35.8% of net sales in the prior year. Industrial wire products incurred a gross loss of $164,000 compared to gross profit of $1.5 million, or 15.6% of net sales in the prior year due to reduced shipments and higher maintenance costs.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) decreased 39% to $3.7 million, or 3.9% of net sales in the quarter from $6.1 million, or 6.3% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to lower compensation expense associated with the Company’s stock options that are subject to variable accounting treatment resulting from the decline in the price of the Company’s stock during the current year ($3.2 million) partially offset by higher expenses associated with the Company’s Sarbanes-Oxley internal control compliance efforts and outside consulting services ($383,000) together with increased employee benefit costs ($202,000).
Interest Expense
     Interest expense for the quarter decreased $1.5 million, or 68%, to $712,000 from $2.2 million in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($695,000), lower amortization expense associated with capitalized financing fees and the unrealized loss on the terminated interest rate swaps ($504,000) and lower average interest rates ($330,000).
Earnings From Continuing Operations Before Income Taxes
     The Company’s earnings from continuing operations before income taxes for the quarter were $13.4 million compared to $25.7 million in the same year-ago period primarily due to lower gross profit in the current year which was partially offset by the reductions in SG&A and interest expense.
Income Taxes
     The effective income tax rate for the quarter decreased to 37.1% from 40.4% in the same year-ago period primarily due to the reduction in taxable income related to disqualifying dispositions of incentive stock options which are accounted for as variable awards for book purposes.
Discontinued Operations
     The Company recorded a $95,000 gain (net of income taxes of $59,000) in the current quarter related to the collection of a note receivable associated with Insteel Construction Systems (“ICS”), a discontinued operation, that had previously been reserved. In May 1997, the Company sold the assets of ICS to ICS 3-D Panel Works, Inc. (“ICSPW”), a new corporation organized by the division’s management group. Howard O. Woltz, Jr., Chairman of the Company, is a principal Shareholder and a member of the board of directors of ICSPW.

Net Earnings
     The Company’s net earnings for the quarter were $8.5 million, or $0.90 per diluted share compared to $15.3 million, or $1.70 per diluted share, in the same year-ago period. Excluding the gain on the disposal of assets associated with a discontinued operation, earnings from continuing operations for the current year quarter were $8.4 million, or $0.89 per diluted share.
First Nine Months of Fiscal 2005 Compared With First Nine Months of Fiscal 2004
Net Sales
     Net sales for the first nine months of fiscal 2005 increased 11% to $250.7 million from $226.8 million in the same year-ago period as higher average selling prices for the Company’s products more than offset lower shipments. The increase in selling prices was largely driven by escalating raw material costs that the Company was able to pass through to its customers. The decrease in shipments was primarily due to inventory reduction measures that were pursued by customers during the current year. Average selling prices for the nine-month period increased 31% while shipments fell 15% from the same year-ago period. Sales of concrete reinforcing products increased 10% to $222.7 million, or 89% of consolidated sales from $202.8 million, or 89% of consolidated sales in the same year-ago period due to higher average selling prices. Sales of industrial wire products increased 17% to $28.0 million, or 11% of consolidated sales from $24.0 million, or 11% of consolidated sales in the same year-ago period due to higher average selling prices.
Gross Profit
     Gross profit for the first nine months decreased 24% to $43.2 million, or 17.2% of net sales from $56.6 million, or 24.9% of net sales in the same year-ago period. The decrease in gross profit was driven by reduced shipments and higher unit conversion costs resulting from lower production levels which more then offset higher spreads between average selling prices and raw material costs in the current year. Gross profit for the Company’s concrete reinforcing products decreased 22% to $42.7 million, or 19.2% of net sales from $54.6 million, or 26.9% of net sales in the prior year. Gross profit for industrial wire products decreased 73% to $530,000, or 1.9% of net sales from $1.9 million, or 8.1% of net sales in the prior year.
Selling, General and Administrative Expense
     SG&A expense decreased 19% to $11.8 million, or 4.7% of net sales for the first nine months of fiscal 2005 from $14.6 million, or 6.4% of net sales in the same year-ago period. The decrease in SG&A expense was primarily due to lower compensation expense associated with the Company’s stock options that are subject to variable accounting treatment resulting from the decline in the price of the Company’s stock during the current year ($3.0 million), reductions in bad debt expense ($467,000) and legal fees related to the antidumping and countervailing duty cases for PC strand in the prior year ($358,000), partially offset by higher expenses for the Company’s Sarbanes-Oxley internal control compliance efforts ($307,000) and investor relations matters ($128,000).
Interest Expense
     Interest expense for the first nine months of fiscal 2005 decreased $3.4 million, or 48%, to $3.7 million from $7.2 million in the same year-ago period. The decrease was due to lower average interest rates ($1.7 million) and lower average borrowing levels on the Company’s senior secured credit facility ($1.6 million), partially offset by higher amortization expense associated with the unrealized loss on the terminated interest rate swaps ($120,000).
Earnings From Continuing Operations Before Income Taxes
     The Company’s earnings from continuing operations before income taxes for the first nine months of fiscal 2005 were $27.6 million compared to $36.2 million in the same year-ago period primarily due to lower gross profit which was partially offset by the reductions in SG&A and interest expense.
Income Taxes
     The effective income tax rate decreased to 35.3% for the first nine months of fiscal 2005 from 40.3% in the same year-ago period. The lower effective rate was primarily due to the reduction in taxable income related to disqualifying dispositions of incentive stock options which are accounted for as variable awards for book purposes, an increase in favorable book-to-tax differences and a reduction in the valuation allowance for deferred tax assets.

Discontinued Operations
     The Company recorded a $793,000 gain (net of income taxes of $488,000) in the current year on the disposal of real estate, the settlement on the release of an equipment lien and the collection of a note receivable that had previously been reserved associated with ICS, a discontinued operation. In May 1997, the Company sold the assets of ICS to ICSPW, a new corporation organized by the division’s management group. Howard O. Woltz, Jr., Chairman of the Company, is a principal Shareholder and a member of the board of directors of ICSPW. The real estate associated with ICS had been retained by the Company and leased to ICSPW while the equipment was sold to ICSPW with the Company retaining a secured interest.
Net Earnings
     The Company’s net earnings for the first nine months of fiscal 2005 were $18.7 million, or $1.97 per diluted share compared to $21.6 million, or $2.44 per diluted share, in the same year-ago period. Excluding the gain on the disposal of assets associated with a discontinued operation, earnings from continuing operations for the current year were $17.9 million, or $1.89 per diluted share.
Liquidity and Capital Resources
Selected Financial Data
($ in thousands)

	Nine Months Ended
		As restated
	July 2,	June 26,
	2005	2004
Net cash provided by operating activities	$31,398	$23,661
Net cash used for investing activities	(4,120)	(1,974)
Net cash used for financing activities	(28,498)	(20,397)
Total long-term debt	24,259	55,760
Percentage of total capital	21%	49%
Shareholders’ equity	$91,088	$57,231
Percentage of total capital	79%	51%
Total capital (total long-term debt + shareholders’ equity)	$115,347	$112,991
Cash Flow Analysis
     Operating activities provided $31.4 million of cash for the first nine months of fiscal 2005 compared to $23.7 million in the same year-ago period. The increase was primarily the result of the net change in the working capital components of receivables, inventories and accounts payable and accrued expenses which provided $6.2 million in the current year while using $11.0 million in the same year-ago period. The year-to-year change in the cash provided by the reduction in receivables ($16.4 million) and increase in accounts payable and accrued expenses ($8.8 million) more than offset the increase in inventories ($8.0 million) relative to the prior year. The increase in accounts payable and accrued expenses resulted largely from the restoration of traditional payment terms with the Company’s primary suppliers to the arrangements that were previously in existence prior to the tight supply conditions of the year-ago period and the substantial improvement in the Company’s financial performance. The increase in inventories in the current year was primarily driven by the decrease in shipments largely related to customer inventory reduction measures.
     Investing activities used $4.1 million of cash for the first nine months of fiscal 2005 compared to $1.9 million in the same year-ago period primarily due to capital outlays related to the expansion of the Company’s engineered structural mesh business and upgrades to its information systems infrastructure together with an increase in the cash surrender value of life insurance policies. These current year uses were partially offset by $1.4 million of net proceeds from the sale of assets and collection of notes receivable associated with Insteel Construction Systems, a discontinued operation that the Company exited in 1997. Under the terms of the Company’s credit facility, the Company is limited to capital expenditures of not more than $7.0 million for each fiscal year through the year ended September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual capital expenditures are less than the applicable limitation for the prior period. Since the Company’s 2004 capital expenditures were more than $2.0 million below the amount permitted by its credit facility, the capital expenditure limitation applicable for 2005 is $9.0 million. The Company is proceeding with expansions of its engineered structural mesh, PC strand and concrete pipe reinforcing businesses which will together represent an investment of approximately $15.0 million and currently expects that its capital outlays will amount to $28.0 million over the 2005 — 2007 period with approximately $9.0 million occurring in 2005, $12.0 million in 2006 and $7.0 million in 2007, although the timing between the years and the amounts are subject to change based on any adjustments in the project timelines, future market conditions or the Company’s financial performance. As the Company proceeds with its capital expenditure program, if it appears that capital outlays for the applicable year will exceed the limitation in effect under the terms of the credit facility, the Company would pursue an increase in the amount of the limitation from its lender.
     Financing activities used $28.5 million of cash for the first nine months of fiscal 2005 compared to $20.4 million in the same year-ago period. The increase in financing requirements in the current year was primarily due to the $28.7 million reduction in long-term debt.
     The Company’s total debt-to-capital ratio decreased to 21% at July 2, 2005 from 62% at June 26, 2004 due to the combined impact of a $31.5 million reduction in long-term debt and a $33.9 million increase in shareholders’ equity over the year-ago levels. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its expected working capital and capital expenditure requirements.
Credit Facilities
     On June 3, 2004, the Company entered into a new $82.0 million senior secured debt facility which has a four-year term maturing on June 2, 2008 consisting of a $60.0 million revolver, a $17.0 million Term Loan A and a $5.0 million Term Loan B. Proceeds from the new facility were used to pay off and terminate the Company’s previous credit facility (approximately $62.4 million outstanding as of the closing date) and will support the Company’s working capital, capital expenditure and general corporate requirements going forward. The new credit facility is secured by all of the Company’s assets.
     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. On January 7, 2005, the Company and its lender agreed to an amendment to the credit facility which increased the amount of the revolver from $60.0 million to $75.0 million and expanded the maximum inventory borrowing base from $35.0 million to $45.0 million, providing additional liquidity. As of July 2, 2005, approximately $24.3 million was outstanding on the senior secured credit facility, with $19.4 million drawn and $42.9 million of additional borrowing capacity available on the revolver and $4.9 million outstanding on Term Loan A. Outstanding letters of credit on the revolver totaled $1.5 million as of July 2, 2005. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A. Based on its Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), in December 2004, the Company prepaid $11.4 million of term debt on its senior secured credit facility. The prepayment enabled the Company to pay off the $4.4 million balance outstanding on Term Loan B and pay down Term Loan A by $7.0 million, which reduced the Company’s average borrowing rate. The remaining balance on Term Loan A will continue to be amortized at $283,000 per month until it has been paid in its entirety.
     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins were initially 1.50% for the base rate and 3.00% for the LIBOR rate on the revolver, and 2.25% for the base rate and 3.75% for the LIBOR rate on Term Loan A. Beginning on April 2, 2005, the applicable interest rate margins are adjusted on a quarterly basis based upon the Company’s leverage ratio within the following ranges: 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, and 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. Based on the Company’s leverage ratio as of July 2, 2005 and its excess availability, the applicable interest rate margins were 0.75% for the base rate and 2.25% for the LIBOR rate on the revolver, and 1.25% for the base rate and 2.75% for the LIBOR rate on Term Loan A. As of July 2, 2005, average interest rates on the credit facility were 5.57% on the revolver and 6.58% on Term Loan A.
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
     Financial Covenants
     The terms of the credit facility require the Company to maintain certain fixed charge coverage and leverage ratios during the term of the credit facility. Commencing with the fiscal quarter ending on October 2, 2004, the Company must have a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended (or, for the fiscal quarters ending on or before July 2, 2005, the period commencing on June 1, 2004 and ending on the last day of such fiscal quarter). In addition, beginning with the fiscal quarter ending January 1, 2005, the Company must maintain a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of July 2, 2005, the Company’s Fixed Charge Coverage Ratio and Leverage Ratio (each as defined in the Credit Agreement) were 2.18 and 0.50, respectively, as calculated below, and it was in compliance with all of the financial covenants under the credit facility.
Fixed Charge Coverage Ratio
For the thirteen-month period ended July 2, 2005

($ amounts in thousands)
Adjusted EBITDA(1)	$66,013
Less Unfunded Capital Expenditures	(6,456)

59,557
Fixed Charges	27,296

Fixed Charge Coverage Ratio	2.18

Net earnings	$30,678
Extraordinary gains	(793)
Cash pension contributions	(654)
Net non-cash gains recorded as other income	(25)
Income tax provision	18,574
Interest expense	5,985
Depreciation and amortization (net)	5,665
Expense associated with option grants	6,003
Pension expense	488
Net non-cash losses recorded as other expenses	92

Adjusted EBITDA(1)	$66,013

Leverage Ratio
For the twelve-month period ended July 2, 2005

($ amounts in thousands)
Funded Debt	$29,093

Adjusted EBITDA(1)	58,046

Leverage Ratio	0.50

Net earnings	$28,551
Extraordinary gains	(793)
Cash pension contributions	(565)
Net non-cash gains recorded as other income	(25)
Income tax provision	16,304
Interest expense	5,507
Depreciation and amortization (net)	5,270
Expense associated with option grants	3,256
Pension expense	464
Net non-cash losses recorded as other expenses	77

Adjusted EBITDA(1)	$58,046

(1)	As defined in the Company’s Credit Agreement.
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
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends in excess of applicable limitations; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $7.0 million for each fiscal year through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period. Based upon the carryover amount from the prior fiscal year, the Company is currently limited to $9.0 million of Capital Expenditures for the fiscal year ending October 1, 2005. For the nine months ended July 2, 2005, Capital Expenditures amounted to $4.9 million.
     On March 14, 2005 the Company and its lender agreed to an amendment to the credit facility which increased the permitted amount of cash dividend payments to (i) $875,000 in the aggregate in fiscal 2005 and (ii) $3.5 million in any fiscal year after fiscal 2005. As of July 2, 2005, the Company was in compliance with all of the negative covenants under the credit facility.
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
Outlook
     The Company continues to believe that a gradual recovery in nonresidential construction spending from the depressed levels of recent years together with the anticipated completion of inventory reduction measures within its customer base should lead to increased demand for its concrete reinforcing products through the remainder of fiscal 2005 and in fiscal 2006. Additionally, the Company expects government spending for infrastructure-related projects to increase with the enactment of the successor funding legislation to TEA-21 in August 2005. Improvements in the Company’s cost structure together with the rapidly rising cost of raw materials and changes in its selling practices caused margins to expand significantly in fiscal 2004. During the prior year, the combination of escalating prices and limited supplies of hot-rolled steel wire rod, the Company’s primary raw material, caused the Company, and many of its competitors, to adjust their product offerings and the availability of products in a more disciplined manner based upon relative profitability. Although raw material availability has improved and prices have trended downward during fiscal 2005, the Company believes that the favorable pricing and margin environment for its products should continue through the remainder of the year and into fiscal 2006.
     The recent expansions in domestic rod capacity have reduced the Company’s reliance on offshore sources for its raw materials which should enhance its flexibility in managing its inventory levels, particularly during periods of volatile demand. In addition, the Company’s trade payables have risen in connection with the restoration of traditional payment terms with its primary suppliers to the previous arrangements that existed prior to the tight supply conditions of a year ago and the substantial improvement in its financial performance. The Company believes that the expected operating cash flow generated by earnings and continued improvements in its working capital management will enable it to achieve further reductions in its debt level over the remainder of fiscal 2005.
     The Company is continuing to pursue a broad range of initiatives to improve its financial performance and reduce debt. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s ESM business as well as other niche products and these efforts will be intensified going forward. The Company is also proceeding with initiatives that will reconfigure and expand the capacity of its ESM, PC strand and pipe mesh businesses which are expected to favorably impact its operating costs and position it to satisfy future increases in demand in these markets. The Company anticipates that these actions together with the favorable outlook for the demand drivers of its products should favorably impact its future financial performance (see “Cautionary Note Regarding Forward-Looking Statements”).
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
Commodity Prices
     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot-rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers and denominated in U.S. dollars. Historically the Company has typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. Following the tight supply conditions that persisted for most of 2004 which led to an increase in the frequency and size of price adjustments, wire rod availability improved and pricing has trended lower during fiscal 2005. The Company’s ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, and other trade actions. Although changes in wire rod costs and the Company’s selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which it is unable to fully recover increased rod costs through higher selling prices, which reduces its gross profit and cash flow from operations.
Interest Rates
     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. In connection with the refinancing that was completed on June 3, 2004, the Company terminated interest rate swap agreements required by its previous lenders for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, was amortized and recorded as interest expense through the original termination date of the swap agreements of January 31, 2005. Based on the Company’s interest rate exposure and floating rate debt levels as of July 2, 2005, a 100 basis point change in interest rates would have an estimated $243,000 impact on pre-tax earnings over a one-year period.
Foreign Exchange Exposure
     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of July 2, 2005.
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
     There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INSTEEL INDUSTRIES, INC. Registrant
Date: August 10, 2005	By:	/s/ H.O. Woltz III
H.O. Woltz III
President and Chief Executive Officer

Date: August 10, 2005	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Chief Financial Officer and Treasurer