Form 10-K
period 2005-10-01
INSTEEL INDUSTRIES INC
filed 2005-12-12
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 1, 2005
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
Title of Each Class
Common Stock (No Par Value)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of April 2, 2005 was $121,052,288 based upon the closing price reported for such date on the NASDAQ National Market.
     The number of shares outstanding of the registrant’s common stock as of December 9, 2005 was 9,434,148.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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
     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which the Company operates;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

•	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or the Company’s products;

•	interest rate volatility;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the Company’s ability to successfully develop and expand the volume of engineered structural mesh (“ESM”);

•	the timely and successful completion of the expansions of the Company’s ESM and PC strand operations; · legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in medical costs that affect employee benefit expenses; and

•	the risks discussed herein under the caption “Risk Factors.”
Item 1. Business
General
     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of steel wire reinforcing products. Insteel is the parent holding company for a wholly-owned operating subsidiary, Insteel Wire Products Company (“IWP”), which manufactures and markets concrete reinforcing products, including welded wire reinforcement (“WWR”) and prestressed concrete strand (“PC strand”), and industrial wire products, including tire bead wire and other industrial wire products for a broad range of construction and industrial applications. Insteel’s business strategy is focused on achieving leadership positions in its markets and operating as a low cost producer. The Company pursues growth opportunities in existing or related product lines that leverage off of its infrastructure and core competencies in the manufacture and marketing of steel wire reinforcing products.
Internet Access to Company Information
     Additional information about the Company and its filings with the U.S. Securities and Exchange Commission (“SEC”) are available, at no cost, on the Company’s web site at www.insteel.com and the SEC’s web site at www.sec.gov. The information available on the Company’s web site or the SEC’s is not part of this report and shall not be deemed incorporated into any of the Company’s SEC filings.

Products
     Concrete Reinforcing Products. The Company’s concrete reinforcing products consist of welded wire reinforcement (“WWR”) and prestressed concrete strand (“PC strand”).
     WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential, infrastructure and residential construction. Insteel produces a full range of WWR products, including concrete pipe reinforcement (“CPR”), standard welded wire reinforcement (“SWWR”) and engineered structural mesh (“ESM”). CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and a variety of slab-on-grade applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures frequently serving as a replacement for hot-rolled rebar. For 2005 and 2004, WWR sales represented 51% and 53%, respectively, of the Company’s consolidated net sales.
     PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either prestressed or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. For 2005 and 2004, PC strand sales represented 38% and 37%, respectively, of the Company’s consolidated net sales.
     Industrial Wire Products. In addition to its concrete reinforcing products, the Company also produces tire bead wire and other industrial wire products.
     Tire bead wire is a bronze-plated steel wire that is used by tire manufacturers to reinforce the inside diameter of a tire and hold the tire to the wheel. The bronze coating serves to provide the product with rubber adhesion properties, which is critical to its application. For 2005 and 2004, tire bead wire sales represented 8% of the Company’s consolidated net sales.
     Other industrial wire is specialty small diameter wire sold as an intermediate product to manufacturers for a broad range of industrial and commercial applications. Industrial wire is produced to customer specifications based upon the specific requirements of their manufacturing processes and the end use for the finished product. Product attributes vary with the specific application and can include intermediate heat-treating as well as stringent dimensional tolerance specifications and mechanical properties. For 2005 and 2004, industrial wire sales represented 3% and 2%, respectively, of the Company’s consolidated net sales.
Marketing and Distribution
     Insteel markets its products through sales representatives that are employees of the Company and through a sales agent. The Company’s sales force is organized by product line and trained in the technical applications of its products. The Company’s products are sold directly to users as well as through numerous wholesalers and distributors located nationwide as well as into Canada, Mexico, and Central and South America.
     Insteel delivers its products primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and scheduling requirements.
Customers
     The Company sells its products to a broad range of customers including manufacturers, distributors and wholesalers. There were no customers that represented 10% or more of the Company’s net sales in 2005, 2004 or 2003.
Product Warranties
     The Company’s products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company does not maintain a reserve for warranties due to immateriality. The Company maintains product liability insurance coverage to minimize its exposure to such risks.

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
     The Company’s industrial wire products are used in the manufacture of tires and for a broad range of other industrial and commercial applications where the seasonal changes are not as pronounced as they are for concrete reinforcing products. However, demand for these products tends to be cyclical based on changes in general economic conditions, sales of new vehicles as well as replacement tires, and the overall level of manufacturing activity.
Raw Materials
     The primary raw material used to manufacture Insteel’s products is hot-rolled carbon steel wire rod, which the Company purchases from both domestic and foreign suppliers. Wire rod can generally be characterized as a commodity-type product. The Company purchases several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties and metallurgical characteristics that are required for its various end products.
     Pricing for wire rod tends to fluctuate with domestic market conditions as well as the global economic environment. Domestic demand for wire rod exceeds domestic capacity, and as such, imports of wire rod are essential to provide adequate supply to the U.S. market. In recent years, the Company has relied on imported wire rod to satisfy between 20% and 52% of its total requirements. During 2005 and 2004, imported wire rod represented approximately 50% and 52%, respectively, of the Company’s total wire rod purchases. The Company believes that the substantial volume and desirable mix of grades represented by its wire rod requirements makes it a more attractive customer to suppliers than its competitors thereby providing it with purchasing advantages. As the Company’s purchases are dollar-denominated, there are no exchange rate risks. The Company believes that wire rod prices will remain at historically high levels in 2006 due to the continuation of higher prices for metallics, energy, and other raw material inputs required in the steel making process.
     Tight market conditions and spot shortages of wire rod caused prices to rise substantially in 2004. During this period the Company and most of its competitors adopted pricing policies driven off of the replacement costs of wire rod rather than the inventory carrying value. The rapidly increasing cost environment together with the modified pricing policy combined to favorably impact the Company’s profit margins beginning in January 2004.
     During 2005, wire rod availability improved and pricing declined through most of the year. In May 2005 a major domestic wire rod mill locked out employees in a labor dispute and ceased operations. Operations resumed on a limited basis in September 2005 using salaried employees. In September 2005 the employees of a major Canadian wire rod producer (which is a significant supplier to the U.S. market) went on strike and the mill ceased operations. The producer maintained limited shipments to customers by contracting for toll processing at other wire rod mills. Operations at the Canadian mill resumed on a limited basis in October 2005 using salaried employees. The supply disruptions caused by these production outages caused the wire rod market to tighten significantly and price increases have been enacted for the Company’s first fiscal quarter of 2006. While the Company expects each of these work stoppages to be settled, it is not possible to project when operations may resume. In view of extended lead times and tight market conditions driven largely by these production outages, wire rod prices may continue to rise in ensuing quarters.
     In recent years, trade actions initiated by domestic wire rod producers have impacted the market. In August 2001, four domestic producers of wire rod filed anti-dumping and countervailing duty petitions against twelve wire rod exporting countries with the U.S. International Trade Commission (“ITC”). These countries accounted for over 80% of the imported wire rod that entered the domestic market during the year preceding the filing. In October 2002, the ITC determined that domestic producers were materially injured by imports of carbon steel wire rod from seven countries. The Department of Commerce (“DOC”) found that wire rod had been sold in the United States at less than fair value and imposed anti-dumping duty margins ranging from 4% to 369%. Subsequently, administrative reviews have reduced anti-dumping margins for certain exporting countries to the extent that the Company believes they may become more active in the domestic wire rod market.
     In November 2005, five domestic producers of wire rod filed anti-dumping petitions against imports of carbon and alloy wire rod from producers in China, Germany and Turkey (the “Respondents”). The Respondents accounted for approximately 54% of the imported wire rod that entered the domestic market during the year preceding the filing. The ITC is required to reach a preliminary determination within forty-five days as to whether the domestic wire rod industry has been materially injured or threatened with material injury by reason of subject imports. Should the ITC make an affirmative preliminary determination of injury, the DOC will conduct an investigation to determine whether Respondents sold products in the domestic market at less than fair value. As the entire process takes approximately one year, the final determination of injury and establishment of final dumping margins, if any, is expected to occur in late 2006. Should the ITC make an affirmative preliminary determination of injury with respect to one or more Respondents, the Company would expect such Respondent(s) to withdraw immediately from the domestic market due to uncertainty surrounding the potential for future liability related to anti-dumping duties. The withdrawal of one or more Respondents from the domestic market would reduce the supply of wire rod and could cause prices to escalate.
     Domestic wire rod producers invested heavily over the last ten years to improve their quality capabilities and transition their product mixes to higher proportions of value-added products. This evolution toward higher value-added products generally has benefited the Company in its sourcing of wire rod for PC strand, tire bead wire and high carbon industrial wire as each of these grades is more metallurgically and technically sophisticated. At the same time, the domestic producers have deemphasized participation in the market for less sophisticated, low carbon grades of wire rod due to the more intense competitive conditions that prevail in this market segment. As a result, the Company relies more heavily on imports for supplies of lower grade wire rod. Historically, new suppliers have filled gaps in supply when traditional suppliers of lower grade wire rod have withdrawn from the domestic market following the filing of trade cases by the domestic industry. While the Company expects this pattern to repeat itself if the domestic suppliers prevail in their current trade actions, there can be no assurance that adequate supplies of wire rod will be available if one or more of the Respondents elects to withdraw from the domestic marketplace.
     Selling prices for the Company’s products tend to move closely with changes in rod prices, typically within a three-month period. The timing varies, however, based on market conditions and competitive factors. The relative supply and demand conditions in the Company’s markets for its finished products determines whether its margins expand or contract during periods of rising or falling wire rod prices.
Competition
     The markets in which Insteel’s business is conducted are highly competitive, including competition from other manufacturers of wire products whose revenues and financial resources are much larger than the Company’s. Some of its competitors are integrated steelmakers that produce both wire rod and wire products and offer multiple product lines over broad geographical areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. The Company believes that it is one of the leading low cost producers of wire products based upon its technologically-advanced manufacturing facilities and production capabilities. In addition, the Company believes that it offers a broader range of products through more diverse distribution channels than any of its competitors. The Company believes that it is well-positioned to compete favorably with other producers of wire products.
Employees
     As of October 1, 2005, the Company employed 655 people, of which approximately 57 were union members (approximately 53 employees at its Wilmington, Delaware facility and 4 employees at its Jacksonville, Florida facility). The Company has collective bargaining agreements in place with each union, which expire in November 2006 for the Wilmington facility and April 2008 for the Jacksonville facility. Although the Company believes that its current relations with the labor unions and its unionized employees are satisfactory, any strikes or work stoppages organized by the unions, particularly the union representing certain employees at its Wilmington facility, could reduce production and negatively affect its profitability. Although the Company has a contingency plan to continue serving customers should it experience a disruption of production at any facility, there can be no assurances that a strike or work stoppage would not adversely impact the Company’s operating costs and reduce its earnings.
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

Executive Officers of the Company
     The executive officers of the Company are as follows:

Name	Age	Position with the Company
H.O. Woltz III	49	President, Chief Executive Officer and a Director
Michael C. Gazmarian	46	Chief Financial Officer and Treasurer
Gary D. Kniskern	60	Vice President — Administration and Secretary
     H. O. Woltz III was elected Chief Executive Officer in 1991 and has served in various capacities for more than 27 years. He was named President and Chief Operating Officer in 1989. He had been Vice President of the Company since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of the Company, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and also serves as President of IWP. Mr. Woltz serves on the Executive Committee of the Company’s Board of Directors.
     Michael C. Gazmarian joined Insteel as Chief Financial Officer and was elected Treasurer in 1994. He had been with Guardian Industries Corp., a privately held glass manufacturer, since 1986, serving in various financial capacities.
     Gary D. Kniskern was elected Vice President — Administration in 1994 and has served in various capacities for more than 24 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979.
     The executive officers listed above were elected by the Board of Directors at a meeting held February 15, 2005 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is scheduled for February 14, 2006. Although the Company’s bylaws permit the Chairman of the Board to be designated an officer of the Company, Howard O. Woltz, Jr., the current Chairman of the Board, has not been so designated and is not otherwise an employee of the Company.
Item 1A. Risk Factors
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
     The Company’s industrial wire products are used in the manufacture of tires and for a broad range of other industrial applications where the seasonal changes are not as pronounced as they are for concrete reinforcing products. However, demand for these products tends to be cyclical based on changes in general economic conditions, sales of new vehicles as well as replacement tires, and the overall level of manufacturing activity. A prolonged slowdown in the economy or weakening conditions in any of the markets that the Company serves could have a material adverse impact on its results of operations, financial condition and cash flows.
Fluctuations in the cost and availability of the Company’s primary raw material from domestic and foreign suppliers could have a material adverse effect on its financial performance due to reduced spreads between wire rod costs and selling prices, and increased production costs associated with the underutilization of its facilities should the supply of wire rod be insufficient to satisfy its requirements.
     The primary raw material used to manufacture the Company’s products is hot-rolled carbon steel wire rod, which is purchased from both domestic and foreign suppliers. During 2005 and 2004, imported wire rod represented approximately 50% and 52%, respectively, of the Company’s total wire rod purchases. While favorable market conditions have enabled the Company to raise its selling prices to recover the escalation in wire rod cost that it experienced in 2004, there can be no assurance that such favorable conditions will continue or that future cost increases will be recovered. Additionally, should rod costs decline significantly in the future, the Company’s financial results may be negatively impacted due to unfavorable inventory revaluation adjustments and reduced spreads if the selling prices for its products were to decrease by an even greater extent.

     During 2004, the Company lost production time at certain facilities because it was unable to obtain sufficient quantities of wire rod due to unanticipated delays in foreign deliveries and the opportunistic policies of domestic suppliers. Work stoppages during 2005 at two wire rod production facilities in North America have caused the supply of wire rod to tighten materially and prices to rise. In addition, during November 2005 five domestic producers of wire rod filed antidumping petitions against offshore wire rod producers that represented 54% of the imported wire rod supply for the year preceding the filing of the petitions. While the Company believes it has made adequate sourcing arrangements to maintain normal production schedules ,the recurrence of wire rod shortages could result in lost production time at the Company’s facilities and adversely impact the Company’s results of operations and financial conditions.
Unexpected equipment failures or operational interruptions may lead to curtailments in production or shutdowns.
     If the Company were to experience operational interruptions for any reason, it would be negatively impacted by increased production costs as well as reduced sales and earnings. In addition to equipment failures, the Company’s manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. The Company’s manufacturing processes depend on the efficient operation of critical equipment, which may be out of service on occasion because of unanticipated failures. In the future, any such equipment failures could subject the Company to material plant shutdowns or periods of reduced production or unexpected down-time. Furthermore, any operational interruptions may require significant capital expenditures to remedy, which could have a negative effect on the Company’s profitability and cash flows. Although the Company maintains business interruption insurance, any recoveries for such claims could potentially be insufficient to offset the lost revenues or increased costs that may be experienced. In addition to the revenue losses, which may be recoverable under the policy, business disruptions of a repeated or long-term nature could result in a loss of customers which could adversely affect future sales, profitability and cash flow.
The Company’s production costs may increase should commodity prices continue to rise because it does not hedge its exposure to price fluctuations for its raw materials.
     The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices, including prices of hot-rolled carbon steel wire rod. Historically, the Company has typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. However, beginning in 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers has resulted in increased price volatility which could continue in the future. In some instances, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments. Because the Company generally does not hedge against price fluctuations as hedging vehicles are currently unavailable in the financial markets, it may be forced to purchase wire rod at higher than anticipated prices. Although changes in its wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which the Company is unable to fully recover increased rod costs through higher selling prices, which would reduce gross profit and cash flow from operations.
The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause its annual debt service obligations to increase significantly.
     All of the Company’s debt obligations under its senior secured credit facility are at variable rates of interest which exposes it to interest rate risk. Because the Company has not entered into interest rate hedging instruments relating to current or future borrowings on its credit facility, if interest rates rise, interest expense on its variable rate indebtedness would increase, decreasing earnings and cash flow.
The Company could have difficulty meeting its funding requirements for debt service, capital investment and maintenance expenditures if there was a substantial downturn in its financial performance.
     As of October 1, 2005, the Company had approximately $11.9 million of long-term debt outstanding under its senior secured credit facility. The Company’s operations are capital intensive and require substantial recurring expenditures for the routine maintenance of its equipment and facilities. Although the Company expects to finance its business requirements through internally generated funds or from borrowings under its senior secured credit facility, it cannot provide any assurances this will be the case. In the event of a material adverse change in the Company’s financial condition or business operations, the Company may not be able to access funds under its senior secured credit facility. In the event that the Company cannot meet its funding obligations through internally generated funds or from borrowings on its credit facility and cannot access other sources of capital, it’s financial condition and results of operations would be materially adversely impacted.

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
     As of October 1, 2005, the Company employed 655 people, of which approximately 57 were union members (approximately 53 employees at its Wilmington, Delaware facility and 4 employees at its Jacksonville, Florida facility). The Company has collective bargaining agreements in place with each union, which expire in November 2006 for the Wilmington facility and April 2008 for the Jacksonville facility. Although the Company believes that its current relations with the labor unions and its unionized employees are satisfactory, any strikes or work stoppages organized by the unions, particularly the union representing certain employees at its Wilmington facility, could reduce production and negatively affect its profitability. Although the Company has a contingency plan to continue serving customers should it experience a disruption of production at any facility, there can be no assurances that a strike or work stoppage would not adversely impact the Company’s operating costs and reduce its earnings.
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
Risks Related to Its Common Stock
The Company may cease paying dividends in the future if its business environment, financial condition or operating results materially decline or if its cash needs significantly increase.
     In November 2000, as a result of economic pressure in the Company’s industry and repeated technical defaults on the Company’s previous secured credit facility, the Company suspended its quarterly cash dividend in connection with the terms of a covenant waiver with its previous lenders. In June 2005, the Company amended its current credit agreement to increase the permitted amount of dividend payments to $3,500,000 in the aggregate in any fiscal year after fiscal 2005. In July 2005, as a result of an improved economic environment and corresponding improvement in the Company’s financial condition and results of operations, the Company resumed its quarterly cash dividend of $0.06 per share. While the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, will be at the discretion of the Company’s board of directors after taking into account various factors, including general business conditions and the Company’s financial condition, operating results, cash needs, and expansion plans. In addition, the Company’s ability to pay future dividends is subject to compliance with the dividend restrictions and financial covenant limitations in the Company’s Credit Agreement, as amended. There can be no assurances that the amount and frequency of current dividends will continue for any period of time. If the Company suspends dividends in the future, the value of the Company’s common stock would likely decrease and investors would be required to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize value or income, if any, on their investment.
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
     The Company’s articles of incorporation and bylaws contain provisions that may delay or prevent a change in control, may discourage bids at a premium over the market price of its common stock and may have an adverse affect on the market price of its common stock as well as the voting and other rights of the holders of its common stock. These provisions include:
•	the division of its Board of Directors into three classes serving staggered three-year terms;

•	prohibiting its shareholders from calling a special meeting of shareholders;

•	the ability to issue additional shares of its common stock or preferred stock without shareholder approval;

•	the existence of a rights agreement, or “poison pill,” that results in the dilution of the value of its common stock held by a potential acquirer and forces any acquirer to negotiate the potential acquisition of the Company with its Board of Directors;

•	prohibiting its shareholders from amending its articles of incorporation or bylaws except with 66 2/3% shareholder approval; and

•	advance notice requirements for raising matters of business or making nominations at shareholder meetings.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Insteel’s corporate headquarters and Insteel Wire Products’ sales and administrative offices are located in Mount Airy, North Carolina. The Company operates seven manufacturing facilities located in Dayton, Texas; Fredericksburg, Virginia; Gallatin, Tennessee; Hickman, Kentucky; Mount Airy, North Carolina; Sanderson, Florida; and Wilmington, Delaware. In connection with its exit from the galvanized strand business, the Company is pursuing a sale of the remainder of an idle facility located in Jacksonville, Florida.
     The Company owns all of its real estate, all of which is pledged as security under the Credit Agreement pertaining to its credit facility. The Company believes that its properties are in good operating condition and that its machinery and equipment have been well maintained. The Company’s manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products.
Item 3. Legal Proceedings.
     From time to time, the Company is subject to various legal proceedings. However, there are no material legal proceedings currently pending to which the Company or any of its subsidiaries is a party or which any of their property is a subject.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities.
     The Company’s common stock traded on the OTC Bulletin Board (“OTCBB”) from February 8, 2002 to February 18,

2004. On February 19, 2004, the Company’s common stock ceased trading on the OTCBB and began trading on the Pink Sheets due to the Company’s noncompliance with certain OTCBB filing requirements. The Company cured its noncompliance issues with the OTCBB with the filing of its late reports with the SEC, and on July 1, 2004, its common stock resumed trading on the OTCBB. On September 28, 2004, the Company’s common stock began trading on the NASDAQ National Market under the symbol “IIIN.” The Company’s common stock was listed on the New York Stock Exchange from 1992 through February 7, 2002.
     At December 9, 2005, there were 1,303 shareholders of record. For information regarding the Company’s stock price and dividend history, see “Item 8(b) — Supplementary Data” in this report.
     In July 2005, the Company resumed its quarterly cash dividend of $0.06 per share. While the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after its review of the Company’s financial performance and business conditions. In addition, the Company’s ability to pay future dividends is subject to compliance with the dividend restrictions and financial covenant limitations in the Company’s Credit Agreement, as amended, pertaining to its credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities” and “Risk Factors”).
     In April 1999, the Company’s Board of Directors adopted a Rights Agreement between the Company and First Union National Bank, as Rights Agent. In connection with adopting the Rights Agreement, the Company declared a dividend of one right per share of the Company’s common stock to shareholders of record as of May 17, 1999. Generally, the Rights Agreement provides that one right will attach to each share of the Company’s common stock issued after that date. Each right entitles the registered holder to purchase from the Company on certain dates described in the Rights Agreement one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock. For more information regarding the Company’s Rights Agreement, see Note 14 under “Item 8(a) — Financial Statements” in this report.
Equity Compensation Plan Information
October 1, 2005
(In thousands, except exercise price amounts)

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options,	future issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	164	$8.96	795

Item 6. Selected Financial Data.
Financial Highlights
(In thousands, except per share amounts)

	Year Ended
		As restated
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	October 1,	October 2,	September 27,	September 28,	September 29,
	2005	2004	2003	2002	2001
Net sales	$345,536	$332,632	$212,125	$251,034	$299,798
Restructuring charges	—	—	—	12,978	28,299
Earnings (loss) from continuing operations before accounting change	24,252	31,489	6,722	(11,364)	(23,754)
Net earnings (loss)	25,045	31,489	6,722	(25,722)	(23,754)
Earnings (loss) per share from continuing operations before accounting change (basic)	2.60	3.64	0.79	(1.34)	(2.81)
Earnings (loss) per share from continuing operations before accounting change (diluted)	2.56	3.51	0.78	(1.34)	(2.81)
Net earnings (loss) per share (basic)	2.68	3.64	0.79	(3.04)	(2.81)
Net earnings (loss) per share (diluted)	2.64	3.51	0.78	(3.04)	(2.81)
Cash dividends declared	0.12	—	—	—	—
Total assets	138,276	151,291	132,930	136,388	196,553
Total long-term debt	11,860	52,928	70,293	73,640	100,705
Shareholders’ equity	97,036	71,211	31,272	23,324	50,064
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
Overview
     The Company’s operations are organized into two business units: Concrete Reinforcing Products and Industrial Wire Products, each of which constitutes a reportable segment. The Concrete Reinforcing Products business unit manufactures and markets welded wire reinforcement and PC strand for the concrete construction industry. The Industrial Wire Products business unit manufactures and markets tire bead wire for tire manufacturers and other industrial wire products for a broad range of industrial and commercial applications.
Critical Accounting Policies
     The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s discussion and analysis of its financial condition and results of operations are based on these financial statements. The preparation of the Company’s financial statements requires the application of these accounting principles in addition to certain estimates and judgments by the Company’s management based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.
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
     Recent accounting pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 151 on October 2, 2005 and it is not expected to have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on October 2, 2005 and it is not expected to have a material impact on the Company’s financial position, results of operations, or cash flow.
     Also in December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense over the requisite service period based on fair values measured on grant dates. SFAS No. 123R may be adopted using either the modified prospective transition method or the modified retrospective method. The Company adopted SFAS No. 123R on October 2, 2005 using the modified prospective method. The magnitude of the increase in compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed under Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, as such, generally recognizes no compensation cost for employee stock options. The Company does not expect the adoption of SFAS No. 123R will have a material impact on its operating results or financial condition. SFAS No. 123R also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as a financing cash flow rather than as an operating cash flow as is currently required which will reduce net operating cash flows and increase net financing cash flows in future periods following the adoption of this Statement.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application of voluntary changes in accounting principle and changes required by the accounting pronouncement to the prior periods’ financial statements in the event the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for annual periods beginning after December 15, 2005. The Company does expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.

Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Year Ended
			As restated
	(52 weeks)		(53 weeks)		(52 weeks)
	October 1,		October 2,		September 27,
	2005	Change	2004	Change	2003
Net sales:
Concrete reinforcing products	$309,320	4%	$298,754	62%	$184,868
Industrial wire products	36,216	7%	33,878	24%	27,257

Total	345,536	4%	332,632	57%	212,125
Gross profit:
Concrete reinforcing products	57,898	(27%)	78,956	302%	19,632
Industrial wire products	559	(77%)	2,383	44%	1,655

Total	58,457	(28%)	81,339	282%	21,287
Percentage of net sales	16.9%		24.5%		10.0%
Selling, general and administrative expense	$16,348	(23%)	$21,368	89%	$11,334
Percentage of net sales	4.7%		6.4%		5.3%
Other expense (income)	(84)	N/M	(1,589)	N/M	7
Interest expense, net	$4,229	(53%)	$8,936	(11%)	$10,058
Earnings (loss) from continuing operations before income taxes	37,964	(28%)	52,624	N/M	(112)
Effective income tax rate	36.1%		40.2%		N/M
Earnings from continuing operations	$24,252	(23%)	$31,489	368%	$6,722
Discontinued operations:
Gain on disposal of Insteel Construction Systems (net of income taxes)	793	N/M	—	N/M	—
Net earnings	25,045	(20%)	31,489	368%	6,722
Percentage of net sales	7.2%		9.5%		3.2%

“N/M” = not meaningful

2005 Compared with 2004
Net Sales
     Net sales increased 4% to $345.5 million in 2005 from $332.6 million in 2004 as higher average selling prices for the Company’s products more than offset lower shipments. Average selling prices for the year increased 17% while shipments fell 11% from the prior year levels. The increase in selling prices was largely driven by higher raw material costs that the Company was able to pass through to its customers. The decrease in shipments was primarily due to inventory reduction measures that were pursued by customers in the concrete reinforcing products segment during the current year which had the effect of reducing orders for the Company’s products. Sales of the Company’s concrete reinforcing products increased 4% to $309.3 million in 2005 from $298.7 million in 2004, representing 90% of consolidated sales in both years. Average selling prices for concrete reinforcing products rose 17% while shipments fell 11% from the prior year levels. Sales of industrial wire products rose 7% to $36.2 million in 2005 from $33.9 million in 2004, representing 10% of consolidated sales in both years. Average selling prices for industrial wire products rose 19% while shipments decreased 10% from the prior year levels. Based on the Company’s fiscal calendar, sales for the prior year benefited from reflecting one additional week (2004 was a 53-week fiscal year versus 52 weeks in the current fiscal year).
Gross Profit
     Gross profit decreased 28% to $58.5 million, or 16.9% of net sales in 2005 from $81.3 million, or 24.5% of net sales in 2004. The decrease in gross profit was largely driven by reduced shipments and higher unit conversion costs resulting from lower production levels which more than offset higher spreads between average selling prices and raw material costs. In addition, gross profit for the current year was negatively impacted by the sale of higher cost inventory as raw material costs and selling prices declined over the course of the year. During the prior year, gross profit benefited from the sale of lower cost inventory in view of the escalation in raw material costs and selling prices. Gross profit for the Company’s concrete reinforcing products decreased 27% to $57.9 million, or 18.7% of net sales in 2005 from $79.0 million, or 26.4% of net sales in 2004. Gross profit for industrial wire products decreased 77% to $559,000, or 1.5% of net sales in 2005 from $2.4 million, or 7.0% of net sales in 2004.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) decreased 23% to $16.3 million, or 4.7% of net sales in 2005 from $21.4 million, or 6.4% of net sales in 2004. The decrease in SG&A expense was primarily due to lower compensation expense associated with the Company’s stock options that are accounted for as variable awards resulting from the reduced appreciation in the price of the Company’s stock in the current year ($5.3 million) and reductions in the allowance for doubtful accounts ($473,000), employee benefit costs ($306,000) and legal fees ($410,000) partially offset by higher expenses related to the Company’s Sarbanes-Oxley internal control compliance efforts ($389,000), supplemental employee retirement plan ($277,000), accounting and tax services ($189,000) and bank fees ($152,000).
Other Income
     Other income was $84,000 in 2005 compared with $1.6 million in 2004.The income for the prior year was primarily comprised of an $830,000 gain resulting from the settlement of the litigation related to a supply agreement with a vendor and $572,000 of profit from the sale of raw material to a vendor.
Interest Expense
     Interest expense decreased $4.8 million, or 53%, to $4.2 million in 2005 from $9.0 million in 2004. The decrease was primarily due to reductions in the average borrowing levels on the Company’s senior secured credit facility ($2.3 million), average interest rates ($1.5 million) and lower amortization expense associated with the unrealized loss on the terminated interest rate swaps and capitalized financing costs ($1.0 million).
Earnings From Continuing Operations Before Income Taxes
     The Company’s earnings from continuing operations before income taxes decreased to $37.9 million in 2005 compared with $52.6 million in 2004 primarily due to the lower gross profit which was partially offset by the reductions in SG&A and interest expense.
Income Taxes
     The Company’s effective income tax rate decreased to 36.1% in 2005 from 40.2% in 2004. The lower effective rate was primarily due to the reduction in taxable income related to disqualifying dispositions of incentive stock options which are accounted for as variable awards for book purposes. In addition, during 2005 the valuation allowance on deferred income tax assets was reduced based upon the Company’s utilization of state net operating loss carryforwards against which an allowance had previously been established.
Discontinued Operations
     The Company recorded a $793,000 gain (net of income taxes of $488,000) in the current year on the disposal of real estate, the settlement on the release of an equipment lien and the collection of a note receivable that had previously been reserved associated with Insteel Construction Systems (“ICS”), a discontinued operation. In May 1997, the Company sold the assets of ICS to ICS 3-D Panel Works, Inc. (“ICSPW”), a new corporation organized by the division’s management group. Howard O. Woltz, Jr., Chairman of the Company, was a principal Shareholder and a member of the board of directors of ICSPW. The real estate associated with ICS had been retained by the Company and leased to ICSPW while the equipment was sold to ICSPW with the Company retaining a secured interest.
Net Earnings
     The Company’s net earnings for 2005 decreased to $25.0 million, or $2.64 per diluted share, compared to $31.5 million, or $3.51 per diluted share in 2004 primarily due to the lower gross profit which was partially offset by the reductions in SG&A and interest expense. Excluding the gain on the disposal of assets associated with a discontinued operation, earnings from continuing operations for the current year were $24.3 million, or $2.56 per diluted share.
2004 Compared with 2003
Net Sales

     Net sales increased 57% to $332.6 million in 2004 from $212.1 million in 2003 primarily due to higher selling prices for the Company’s products largely driven by escalating raw material costs that the Company was able to pass through to its customers. Average selling prices for the year increased 48% while shipments rose 6% from the prior year levels. Sales of the Company’s concrete reinforcing products increased 62% to $298.7 million, or 90% of consolidated sales in 2004 from $184.9 million, or 87% of consolidated sales in 2003. Average selling prices for concrete reinforcing products rose 52% while shipments increased 6% from the prior year levels. Sales of industrial wire products rose 24% to $33.9 million, or 10% of consolidated sales in 2004 from $27.2 million, or 13% of consolidated sales in 2003. Average selling prices for industrial wire products rose 26% while shipments decreased 1% from the prior year levels. The changes in product mix were primarily due to reduced shipments for industrial wire products and lower price increases relative to the average price increases for the Company’s concrete reinforcing products. Based on the Company’s fiscal calendar, sales for the current year benefited from reflecting one additional week (2004 was a 53-week fiscal year versus 52 weeks in the prior fiscal year).
Gross Profit
     Gross profit increased 282% to $81.3 million, or 24.5% of net sales in 2004 from $21.3 million, or 10.0% of net sales in 2003. The increase in gross profit was largely driven by higher spreads between average selling prices and raw material costs resulting from the Company’s efforts to recover rapidly escalating raw material costs and improve its gross margins together with increased shipments of concrete reinforcing products. In addition, gross profit for the current year benefited from the sale of lower cost inventory in view of the increases in raw material costs and average selling prices that occurred over the course of the year. Gross profit for the Company’s concrete reinforcing products increased 302% to $79.0 million, or 26.4% of net sales in 2004 from $19.6 million, or 10.6% of net sales in 2003, Gross profit for industrial wire products rose 44% to $2.4 million, or 7.0% of net sales in 2004 from $1.7 million, or 6.1% of net sales in 2003.
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
Earnings (Loss) From Continuing Operations Before Income Taxes
     The Company’s earnings (loss) from continuing operations before income taxes increased to $52.6 million in 2004 compared with a loss of $131,000 in 2003 primarily due to the higher sales and gross profit in the current year partially offset by higher SG&A expense.
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
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)
Cash Flow Analysis

	Year Ended
		As restated
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
	2005	2004	2003
Net cash provided by operating activities	$44,461	$28,122	$5,290
Net cash used for investing activities	(3,916)	(2,921)	(884)
Net cash used for financing activities	(41,491)	(23,193)	(4,406)

Working capital	51,662	61,253	41,354
Total debt	11,860	52,928	70,293
Percentage of total capital	11%	43%	69%
Shareholders’ equity	$97,036	$71,211	$31,272
Percentage of total capital	89%	57%	31%
Total capital	$108,896	$124,139	$101,565
     Operating activities provided $44.5 million of cash in 2005, $28.1 million in 2004 and $5.3 million in 2003. The increase in 2005 was primarily driven by the net change in the working capital components of receivables, inventories and accounts payable and accrued expenses. During 2005, the net change in working capital provided $9.4 million while using $23.1 million and $5.4 million in 2004 and 2003, respectively, largely due to reductions in receivables and inventories in the current year compared to the significant increases that had occurred in the prior year in connection with the escalation in raw material costs and selling prices. Total depreciation and amortization decreased by $1.0 million, or 13%, compared to the prior year primarily due to lower amortization of capitalized financing costs associated with the Company’s current credit facility which was entered into in June 2004 relative to the previous facility. Deferred income taxes provided $2.0 million in the current year as compared to providing $7.1 million in the prior year as a result of the limited availability of net operating loss carryforwards in 2005. In addition, compensation expense associated with the Company’s stock option plans decreased to $805,000 in the current year as compared to $6.2 million in the prior year.
     Investing activities used $3.9 million of cash in 2005, $2.9 million in 2004 and $884,000 in 2003. Capital expenditures amounted to $6.6 million, $3.0 million and $962,000 in 2005, 2004 and 2003, respectively. The increases in capital expenditures were primarily related to capital outlays for the expansions of the Company’s engineered structural mesh and PC strand businesses and upgrades to its information systems infrastructure. This current year use was partially offset by the net proceeds from: (i) the sale of assets and collection of notes receivable associated with Insteel Construction Systems ($1.4 million), a discontinued operation that the Company exited in 1997; (ii) the sale of a portion of the Company’s idle facilities which had been classified as assets held for sale ($1.3 million); and (iii) the sale of other assets ($594,000). Under the terms of the Company’s credit facility, it is limited to capital expenditures of not more than $7.0 million for each fiscal year through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period. Based upon the carryover amount from the prior fiscal year, the Company was limited to $9.0 million of Capital Expenditures for the fiscal year ended October 1, 2005 and would be limited to $9.0 million of Capital Expenditures for the fiscal year ending September 30, 2006. The Company is proceeding with expansions of its engineered structural mesh and PC strand businesses and currently expects that its capital outlays will rise to $13.0 million in 2006 and $13.0 million in 2007, although the timing between the years and the amounts are subject to change based on adjustments in the project timelines, future market conditions or the Company’s financial performance. The Company is currently in discussions with its lender regarding an amendment that would provide for certain modifications to the credit facility including changes in the applicable capital expenditure limitations.
     Financing activities used $41.5 million, $23.2 million and $4.4 million of cash in 2005, 2004 and 2003, respectively. The increase in financing requirements in the current year was primarily due to the $41.1 million reduction in long-term debt.

     The Company’s total debt-to-capital ratio decreased to 11% at October 1, 2005 compared with 43% at October 2, 2004 and 69% at September 27, 2003. The decrease was due to the combined impact of a $41.1 million net reduction in debt and a $25.8 million increase in shareholders’ equity in the current year. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its working capital and capital expenditure requirements.
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
     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. On January 7, 2005, the Company and its lender agreed to an amendment to the credit facility which increased the amount of the revolver from $60.0 million to $75.0 million and expanded the maximum inventory borrowing base from $35.0 million to $45.0 million, providing additional liquidity. As of October 1, 2005, approximately $11.9 million was outstanding on the senior secured credit facility, with $9.5 million drawn and $43.7 million of additional borrowing capacity available on the revolver and $2.4 million outstanding on Term Loan A. Outstanding letters of credit on the revolver totaled $1.4 million as of October 1, 2005 and $3.7 million as of October 2, 2004. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A. Based on its Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), in December 2004, the Company prepaid $11.4 million of term debt on its senior secured credit facility. The prepayment enabled the Company to pay off the $4.4 million balance outstanding on Term Loan B and pay down Term Loan A by $7.0 million, which reduced the Company’s average borrowing rate. Based on its Excess Cash Flow for fiscal 2005 (as defined in the Credit Agreement), the Company expects to prepay the remaining balance on Term Loan A in December 2005.
     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the Company’s leverage ratio within the following ranges: 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, and 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. Based on the Company’s leverage ratio as of October 1, 2005 and its excess availability, the applicable interest rate margins were 0.75% for the base rate and 2.25% for the LIBOR rate on the revolver, and 1.25% for the base rate and 2.75% for the LIBOR rate on Term Loan A. As of October 1, 2005, average interest rates on the credit facility were 6.41% on the revolver and 6.75% on Term Loan A.
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
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended and a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of October 1, 2005, the Company’s Fixed Charge Coverage Ratio and Leverage Ratio (each as defined in the Credit Agreement) were 2.26 and 0.30, respectively, as calculated below, and it was in compliance with all of the financial covenants under the credit facility.

Fixed Charge Coverage Ratio
For the twelve-month period ended October 1, 2005

($ amounts in thousands)
Adjusted EBITDA(1)	$48,028
Less Unfunded Capital Expenditures	(6,607)

41,421
Fixed Charges	18,344

Fixed Charge Coverage Ratio	2.26

Leverage Ratio
For the twelve-month period ended October 1, 2005

($ amounts in thousands)
Funded Debt	$14,432

Adjusted EBITDA(1)	48,028

Leverage Ratio	0.30

Adjusted EBITDA Calculation:
Net earnings	$25,045
Extraordinary gains	(793)
Cash pension contributions	(558)
Net non-cash gains recorded as other income	(25)
Income tax provision	13,712
Interest expense	4,229
Depreciation and amortization (net)	5,222
Expense associated with option grants	805
Pension expense	296
Net non-cash losses recorded as other expenses	95

Adjusted EBITDA(1)	$48,028

(1)	As defined in the Company’s Credit Agreement.
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
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends in excess of applicable limitations; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $7.0 million for each fiscal year through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period. Based upon the carryover amount from the prior fiscal year, the Company was limited to $9.0 million of Capital Expenditures for the fiscal year ended October 1, 2005 and would be limited to $9.0 million of Capital Expenditures for the year ending September 30, 2006. For the twelve months ended October 1, 2005, Capital Expenditures amounted to $6.6 million. The Company is currently in discussions with its lender regarding an amendment that would provide for certain modifications to the credit facility including changes in the applicable capital expenditure limitations.
     On March 14, 2005 the Company and its lender agreed to an amendment to the credit facility which increased the permitted amount of cash dividend payments to (i) $875,000 in the aggregate in fiscal 2005 and (ii) $3.5 million in any fiscal year after fiscal 2005. As of October 1, 2005, the Company was in compliance with all of the negative covenants under the credit facility.
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
Aggregate Contractual Obligations
     The Company’s aggregate contractual obligations are as follows:
Payments Due by Period
(in thousands)

		Less Than			More Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Contractual Obligations:
Long-term debt obligations	$11,860	$2,376	$9,484	$—	$—
Operating lease obligations	1,422	470	451	107	394
Pension benefit obligations	3,727	597	829	839	1,462
Supplemental employee retirement plan	15,366	81	162	162	14,961
Interest expense obligations (1)	1,702	638	1,064	—	—

Total	$34,077	$4,162	$12,487	$1,014	$16,414

(1)	Reflects future interest payments through scheduled maturity dates based upon average borrowing rates, outstanding debt balances and scheduled principal payments as of October 1, 2005.

Outlook
     The Company believes that a gradual recovery in nonresidential construction spending from the depressed levels of recent years together with the completion of inventory reduction measures within its customer base that reduced order levels during most of 2005 should lead to increased demand for its concrete reinforcing products in 2006. Additionally, the Company expects government spending for infrastructure-related projects to increase with the enactment of the Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”), the successor funding legislation to the Transportation Equity Act for the 21st Century (“TEA-21”) in August 2005. Improvements in the Company’s cost structure together with the rapidly rising cost of raw materials and changes in its selling practices caused margins to expand significantly in 2004. During 2004, the combination of escalating prices and limited supplies of hot-rolled steel wire rod, the Company’s primary raw material, caused the Company, and many of its competitors, to adjust their product offerings and the availability of products in a more disciplined manner based upon relative profitability. Although raw material availability improved and prices trended downward during 2005, the Company believes that the favorable pricing and margin environment for its products should continue into 2006. The Company’s ability to continue to pass through higher raw material costs in its markets will be dependent on the competitive environment and the willingness of other producers to accept lower margins to retain volume at the expense of profitability together with the relative strength of demand for its products.
     The Company is continuing to pursue a broad range of initiatives to improve its financial performance. Over the prior year, the Company focused on increasing the productivity levels and reducing the operating costs of its manufacturing facilities as well as its selling and administrative activities. Additional resources were directed towards the development of the Company’s engineered structural mesh (“ESM”) business as well as other niche products and these efforts will be intensified going forward. The Company is also proceeding with organic growth initiatives that will reconfigure and expand the capacity of its ESM and PC strand businesses which are expected to favorably impact its unit manufacturing costs and position it to satisfy future increases in demand in these markets. In addition, the Company is continually evaluating potential acquisitions in existing or related products that further its penetration in current markets served or expand its geographic presence. The Company anticipates that these actions together with the favorable outlook for the demand drivers of its products should favorably impact its financial performance in 2006 (see “Cautionary Note Regarding Forward-Looking Statements”).
     During 2004, the Company lost production time at certain facilities because it was unable to obtain sufficient quantities of wire rod due to unanticipated delays in foreign deliveries and the opportunistic policies of domestic suppliers. Work stoppages during 2005 at two wire rod production facilities in North America have caused the supply of wire rod to tighten materially and prices to rise. In addition, during November 2005 five domestic producers of wire rod filed antidumping petitions against offshore wire rod producers that represented 54% of the imported wire rod supply for the year preceding the filing of the petitions. While the Company believes it has made adequate sourcing arrangements to maintain normal production schedules, the recurrence of wire rod shortages could result in lost production time at the Company’s facilities and adversely impact the Company’s results of operations and financial conditions.
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
Commodity Prices
     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot-rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers and denominated in U.S. dollars. Historically the Company has typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. Following the tight supply conditions that persisted for most of 2004 which led to an increase in the frequency and size of price adjustments, wire rod availability improved and pricing trended lower during 2005. The Company’s ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, and other trade actions. Although changes in wire rod costs and the Company’s selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which it is unable to fully recover increased rod costs through higher selling prices, which reduces its gross profit and cash flow from operations.
Interest Rates
     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. In connection with the refinancing that was completed on June 3, 2004, the Company terminated interest rate swap agreements required by its previous lenders for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, was amortized and recorded as interest expense through the original termination date of January 31, 2005. Based on the Company’s interest rate exposure and floating rate debt levels as of October 1, 2005, a 100 basis point change in interest rates would have an estimated $119,000 impact on pre-tax earnings over a one-year period.
Foreign Exchange Exposure
     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, although such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of October 1, 2005.

Item 8. Financial Statements and Supplementary Data.
(a)	Financial Statements

Consolidated Balance Sheets as of October 1, 2005 and October 2, 2004 (as restated)	23
Consolidated Statements of Operations for the years ended October 1, 2005, October 2, 2004 (as restated) and September 27, 2003	24
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended October 1, 2005, October 2, 2004 (as restated) and September 27, 2003	25
Consolidated Statements of Cash Flows for the years ended October 1, 2005, October 2, 2004 (as restated) and September 27, 2003	26
Notes to Consolidated Financial Statements	27
Report of Independent Registered Public Accounting Firm	44
Schedule II — Valuation and Qualifying Accounts for the years ended October 1, 2005, October 2, 2004 and September 27, 2003	45

(b)	Supplementary Data
     Selected quarterly financial data for 2004 has been restated as discussed in Note 16 to the consolidated financial statements. Selected quarterly financial data for 2005 and 2004 is as follows:
Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	January 1	April 2	July 2	October 1
2005
Operating results:
Net sales	$74,664	$81,654	$94,420	$94,798
Gross profit	13,723	11,717	17,788	15,229
Net earnings	5,116	5,044	8,499	6,386
Per share data:
Net earnings (basic)	0.56	0.54	0.91	0.68
Net earnings (diluted)	0.54	0.53	0.90	0.67
Stock prices
High	21.89	19.98	15.24	17.25
Low	12.31	13.75	8.14	11.59
Cash dividends declared	—	—	0.06	0.06

	Quarter Ended
	As restated
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
	December 27	March 27	June 26	October 2
2004
Operating results:
Net sales	$56,135	$73,823	$96,835	$105,839
Gross profit	7,348	16,526	32,696	24,769
Net earnings	718	5,538	15,341	9,892
Per share data:
Net earnings (basic)	0.08	0.65	1.79	1.09
Net earnings (diluted)	0.08	0.63	1.70	1.06
Stock prices
High	1.05	1.85	6.20	14.55
Low	0.60	0.55	1.60	5.97

	Quarter Ended
	As previously reported
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
	December 27	March 27	June 26	October 2
2004
Operating results:
Net sales	$56,135	$73,823	$96,835	$105,839
Gross profit	7,348	16,526	32,696	24,769
Net earnings	701	6,161	17,962	11,892
Per share data:
Net earnings (basic)	0.08	0.73	2.10	1.31
Net earnings (diluted)	0.08	0.70	1.98	1.27
Stock prices
High	1.05	1.85	6.20	14.55
Low	0.60	0.55	1.60	5.97

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

		As restated
	October 1,	October 2,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$1,372	$2,318
Accounts receivable, net	42,822	44,487
Inventories	33,160	40,404
Prepaid expenses and other	3,663	3,772

Total current assets	81,017	90,981
Property, plant and equipment, net	49,934	48,602
Other assets	7,325	11,708

Total assets	$138,276	$151,291

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$17,403	$15,041
Accrued expenses	9,576	10,727
Current portion of long-term debt	2,376	3,960

Total current liabilities	29,355	29,728
Long-term debt	9,484	48,968
Other liabilities	2,401	1,384
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	—	—
Common stock, $2 stated value
Authorized shares: 20,000
Issued and outstanding shares: 2005, 9,430; 2004, 9,122	18,861	18,244
Additional paid-in capital	45,003	43,677
Deferred stock compensation	(508)	—
Retained earnings	34,772	10,927
Accumulated other comprehensive loss	(1,092)	(1,637)

Total shareholders’ equity	97,036	71,211

Total liabilities and shareholders’ equity	$138,276	$151,291

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended
		As restated
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
	2005	2004	2003
Net sales	$345,536	$332,632	$212,125
Cost of sales	287,079	251,293	190,838

Gross profit	58,457	81,339	21,287
Selling, general and administrative expense	16,348	21,368	11,334
Other expense (income)	(84)	(1,589)	7
Interest expense	4,229	8,953	10,077
Interest income	—	(17)	(19)

Earnings (loss) from continuing operations before income taxes	37,964	52,624	(112)
Income taxes	13,712	21,135	(6,834)

Earnings from continuing operations	24,252	31,489	6,722
Discontinued operations:
Gain on disposal of Insteel Construction Systems (net of income taxes of $488)	793	—	—

Net earnings	$25,045	$31,489	$6,722

Weighted shares outstanding:
Basic	9,328	8,642	8,460

Diluted	9,477	8,974	8,664

Per share (basic):
Earnings from continuing operations	$2.60	$3.64	$0.79
Gain from discontinued operations	0.08	—	—

Net earnings	$2.68	$3.64	$0.79

Per share (diluted):
Earnings from continuing operations	$2.56	$3.51	$0.78
Gain from discontinued operations	0.08	—	—

Net earnings	$2.64	$3.51	$0.78

Cash dividends declared	$0.12	$—	$—

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

						Accumulated
			Additional		Retained	Other	Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Shareholders
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)(1)	Equity
Balance at September 28, 2002	8,460	$16,920	$38,327	$—	$(27,284)	$(4,639)	$23,324

Comprehensive income:
Net earnings					6,722		6,722
Change in fair market value of financial instruments						958	958
Recognition of additional pension plan liability						268	268

Comprehensive income(1)							7,948

Balance at September 27, 2003	8,460	$16,920	$38,327	$—	$(20,562)	$(3,413)	$31,272

Comprehensive income:
Net earnings					31,489		31,489
Change in fair market value of financial instruments						1,211	1,211
Amortization of loss on financial instruments included in net earnings						656	656
Recognition of additional pension plan liability						(91)	(91)

Comprehensive income(1)							33,265
Stock options exercised	662	1,324	(906)				418
Compensation expense associated with stock option plans			6,158				6,158
Income tax benefit of stock options exercised			98				98

Balance at October 2, 2004 (as restated)	9,122	$18,244	$43,677	$—	$10,927	$(1,637)	$71,211

Comprehensive income:
Net earnings					25,045		25,045
Amortization of loss on financial instruments included in net earnings						656	656
Recognition of additional pension plan liability						(111)	(111)

Comprehensive income(1)							25,590
Stock options exercised	285	570	(395)				175
Restricted stock options granted	41	83	659	(508)			234
Restricted stock shares from dividend			3				3
Compensation expense associated with stock option plans			571				571
Retirement of shares held within grantor trust	(18)	(36)			(69)		(105)
Cash dividends declared					(1,131)		(1,131)
Income tax benefit of stock options exercised			488				488

Balance at October 1, 2005	9,430	$18,861	$45,003	$(508)	$34,772	$(1,092)	$97,036

(1)	Components of accumulated other comprehensive income (loss) are reported net of related income taxes.

See accompanying notes to financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
		As restated
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$25,045	$31,489	$6,722
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	5,222	5,316	5,551
Amortization of capitalized financing costs	789	1,744	1,505
Amortization of unrealized loss on financial instruments	1,059	1,059	—
Compensation expense associated with stock option plans	805	6,158	—
Gain on disposal of discontinued operation	(1,281)	—	—
Gain on disposal of assets held for sale	(35)	—	—
Loss on sale of property, plant and equipment	70	53	106
Deferred income taxes	2,004	7,118	(6,834)
Net changes in assets and liabilities:
Accounts receivable, net	1,665	(13,578)	(1,011)
Inventories	7,244	(10,145)	2,394
Accounts payable and accrued expenses	531	648	(6,748)
Other changes	1,343	(1,740)	3,605

Total adjustments	19,416	(3,367)	(1,432)

Net cash provided by operating activities	44,461	28,122	5,290

Cash flows from investing activities:
Capital expenditures	(6,607)	(3,043)	(962)
Proceeds from sale of discontinued operation	1,425	—	—
Proceeds from sale of assets held for sale	1,310	—	—
Proceeds from sale of other assets	594	—	—
Proceeds from notes receivable	—	—	62
Proceeds from sale of property, plant and equipment	27	24	184
Decrease (increase) in cash surrender value of life insurance policies	(665)	98	(168)

Net cash used for investing activities	(3,916)	(2,921)	(884)

Cash flows from financing activities:
Proceeds from long-term debt	329,562	135,451	10,400
Principal payments on long-term debt	(370,630)	(152,816)	(13,747)
Financing costs	(23)	(3,475)	(1,402)
Cash received from exercise of stock options	175	418	—
Termination of interest rate swaps	—	(2,117)	—
Cash dividends paid	(566)	—	—
Other	(9)	(654)	343

Net cash used for financing activities	(41,491)	(23,193)	(4,406)

Net increase (decrease) in cash and cash equivalents	(946)	2,008	—
Cash and cash equivalents at beginning of period	2,318	310	310

Cash and cash equivalents at end of period	$1,372	$2,318	$310

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$3,531	$7,712	$8,692
Income taxes	12,001	13,244	(2,975)
Non-cash financing activity:
Cashless exercise of stock options	338	338	—
Issuance of restricted stock options	742	—	—
Declaration of cash dividends to be paid	565	—	—
Other	105	—	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
(1) Description of Business
     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of steel wire reinforcing products. The Company’s wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), manufactures and markets concrete reinforcing and industrial wire products for a broad range of construction and industrial applications. The Company’s products are sold directly to users and through numerous wholesalers and distributors located nationwide as well as into Canada, Mexico, and Central and South America.
(2) Summary of Significant Accounting Policies
     Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2005 and 2003 were 52-week fiscal years and fiscal year 2004 was a 53-week fiscal year. All references to years relate to fiscal years rather than calendar years.
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
     Stock options. The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment for FASB Statement No. 123.” Certain of the options issued under the Company’s stock option plans allow for cashless stock option exercises, and in accordance with Financial Accounting Standards Board Interpretation No. 44, are accounted for as variable plans. Under variable plan accounting, compensation expense is recognized over the vesting period when the market price of a company’s stock exceeds the exercise price of the options granted and is adjusted on a recurring basis to reflect changes in market valuation. Final compensation expense is measured upon exercise of the option.
     SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize the fair value of all stock-based awards on the grant date as expense over the vesting period. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net earnings and net earnings per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net earnings and net earnings per share for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
		As restated
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
(Amounts in thousands, except per share amounts)	2005	2004	2003
Net earnings — as reported	$25,045	$31,489	$6,722
Stock-based compensation expense included in reported net earnings, net of related tax effects	(214)	5,226	—
Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(141)	(216)	33

Net earnings — pro forma	$24,690	$36,499	$6,755

Basic net earnings per share — as reported	$2.68	$3.64	$0.79
Basic net earnings per share — pro forma	2.65	4.22	0.80
Diluted net earnings per share — as reported	2.64	3.51	0.78
Diluted net earnings per share — pro forma	2.61	4.14	0.77

Basic shares outstanding — as reported and pro forma	9,328	8,642	8,460
Diluted shares outstanding — as reported	9,477	8,974	8,664
Diluted shares outstanding — pro forma	9,470	8,818	8,798
     The fair value of the options at the date of grant were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended
	October 1,	October 2,	September 27,
	2005	2004	2003
Expected life (in years)	7.0	5.0	5.0
Risk-free interest rate	4.1%	3.7%	2.4%
Expected volatility	1.80	2.21	1.10
Expected dividend yield	0.8%	0.0%	0.0%
     The weighted average estimated fair values of options granted during 2005, 2004 and 2003 were $15.48, $10.72 and $0.54 per share, respectively.
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
     Shipping and handling costs. The Company includes all of the outbound freight, shipping and handling costs associated with the shipment of products to customers in cost of sales. Any amounts paid by customers to the Company for shipping and handling are recorded in net sales on the consolidated statement of operations.
     Inventories. Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).
     Property, plant and equipment. Property, plant and equipment are stated at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 — 15 years. Depreciation expense was approximately $5.2 million in each of the years ended October 1, 2005 and October 2, 2004, and $5.3 million in the year ended September 27, 2003. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2005, 2004 or 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Other assets. Other assets consist principally of non-current deferred tax assets, capitalized financing costs, the cash surrender value of life insurance policies, and assets held for sale. Capitalized financing costs are amortized using the effective interest method.
     Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred. An impairment loss is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2005, 2004 or 2003.
     Goodwill and other intangible assets. Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment. The Company has no goodwill or indefinite lived intangible assets recorded on its consolidated balance sheet as of October 1, 2005 or October 2, 2004.
     Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying amount of long-term debt approximates its estimated fair value under the Company’s senior secured credit facility (see Note 3 — Credit Facilities).
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
     Recent accounting pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 151 on October 2, 2005 and it is not expected to have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on October 2, 2005 and it is not expected to have a material impact on the Company’s financial position, results of operations or cash flow.
     Also in December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense over the requisite service period based on fair values measured on grant dates. SFAS No. 123R may be adopted using either the modified prospective transition method or the modified retrospective method. The Company adopted SFAS No. 123R on October 2, 2005 using the modified prospective method. The magnitude of the increase in compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
currently accounts for share-based payments to employees using the intrinsic value method prescribed under Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, as such, generally recognizes no compensation cost for employee stock options. The Company does not expect the adoption of SFAS No. 123R will have a material impact on its operating results or financial condition. SFAS No. 123R also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as a financing cash flow rather than as an operating cash flow as is currently required which will reduce net operating cash flows and increase net financing cash flows in future periods following the adoption of this Statement.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application of voluntary changes in accounting principle and changes required by the accounting pronouncement to the prior periods’ financial statements in the event the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for annual periods beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
     Reclassifications. Certain amounts within the accompanying consolidated financial statements for year ended October 2, 2004 have been reclassified for consistency with the October 1, 2005 presentation.
(3) Credit Facilities
     Long-term debt as of October 1, 2005 and October 2, 2004 consisted of the following:

			October 1,	October 2,
(Amounts in thousands)	Interest Rate	Maturity	2005	2004
Revolving credit facility	6.41%	Jun 2008	$9,484	$32,751
Term loan A	6.75%	Jun 2008	2,376	15,242
Term loan B	11.75%	Jun 2008	—	4,375
Industrial revenue refunding bonds	7.63% — 7.75%	Dec 2005	—	560

Total long-term debt			11,860	52,928
Less current maturities			2,376	3,960

Long-term debt, excluding current maturities			$9,484	$48,968

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
     Advances under the revolving credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. On January 7, 2005, the Company and its lender agreed to an amendment to the credit facility which increased the amount of the revolver from $60.0 million to $75.0 million and expanded the maximum inventory borrowing base from $35.0 million to $45.0 million, providing additional liquidity. As of October 1, 2005, approximately $11.9 million was outstanding on the senior secured credit facility, with $9.5 million drawn and $43.7 million of additional borrowing capacity available on the revolver and $2.4 million outstanding on Term Loan A. Outstanding letters of credit on the revolver totaled $1.4 million as of October 1, 2005 and $3.7 million as of October 2, 2004. The Credit Agreement provides for mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) and voluntary prepayments of up to $625,000 each year on Term Loan A. Based on its Excess Cash Flow for fiscal 2004 (as defined in the Credit Agreement), in December 2004, the Company prepaid $11.4 million of term debt on its senior secured credit facility. The prepayment enabled the Company to pay off the $4.4 million balance outstanding on Term Loan B and pay down Term Loan A by $7.0 million, which reduced the Company’s average borrowing rate. Based on its Excess Cash Flow for fiscal 2005 (as defined in the Credit Agreement), the Company expects to prepay the remaining balance on Term Loan A in December 2005.
     Interest rates on the revolver and Term Loan A are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the Company’s leverage ratio within the following ranges: 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate on the revolver, and 1.50% — 2.25% for the base rate and 3.00% — 3.75% for the LIBOR rate on Term Loan A. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. Based on the Company’s leverage ratio as of October 1, 2005 and its excess availability, the applicable interest rate margins were 0.75% for the base rate and 2.25% for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
LIBOR rate on the revolver, and 1.25% for the base rate and 2.75% for the LIBOR rate on Term Loan A. As of October 1, 2005, average interest rates on the credit facility were 6.41% on the revolver and 6.75% on Term Loan A.
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
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended and a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of October 1, 2005, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends in excess of applicable limitations; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $7.0 million for each fiscal year through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period. Based upon the carryover amount from the prior fiscal year, the Company was limited to $9.0 million of Capital Expenditures for the fiscal year ended October 1, 2005 and would be limited to $9.0 million of Capital Expenditures for the year ending September 30, 2006. For the twelve months ended October 1, 2005, Capital Expenditures amounted to $6.6 million. The Company is currently in discussions with its lender regarding an amendment that would provide for certain modifications to the credit facility including changes in the applicable capital expenditure limitations.
     On March 14, 2005 the Company and its lender agreed to an amendment to the credit facility which increased the permitted amount of cash dividend payments to (i) $875,000 in the aggregate in fiscal 2005 and (ii) $3.5 million in any fiscal year after fiscal 2005. As of October 1, 2005, the Company was in compliance with all of the negative covenants under the credit facility.
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
     Aggregate scheduled maturities of long-term debt for the next two fiscal years are as follows: 2006, $2.4 million and 2007, $9.5 million. Amortization of capitalized financing costs associated with the senior secured facility was $789,000, $1.7 million and $1.5 million for years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4) Stock Option Plans
     The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant.
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
     A summary of stock option activity follows:

		Exercise Price Per Share
	Options				Weighted
(Share amounts in thousands)	Outstanding	Range			Average
Balance, September 28, 2002	1,526	$0.35	—	$9.19	$3.99
Granted	204	0.65	—	0.71	0.66
Cancelled	(546)	0.65	—	9.19	5.62

Balance, September 27, 2003	1,184	0.35	—	9.19	2.67
Granted	25	10.85	—	10.85	10.85
Exercised	(740)	0.35	—	9.19	1.66

Balance, October 2, 2004	469	0.35	—	10.85	4.71
Granted	48	13.78	—	18.23	16.48
Exercised	(353)	0.35	—	10.85	4.34

Balance, October 1, 2005	164	0.35	—	18.23	8.96

     The weighted average characteristics of outstanding stock options at October 1, 2005 for various price ranges are as follows:

			Outstanding Options			Exercisable Options
					Weighted		Weighted
(Share amounts in thousands)				Remaining Life	Average		Average
Range of Exercise Prices			Shares	Life (Years)	Price	Shares	Price
$0.35	—	$0.35	10	6.4	$0.35	10	$0.35
0.71	—	0.71	18	7.4	0.71	18	0.71
2.12	—	6.38	22	4.1	3.91	22	3.91
6.56	—	7.00	22	2.0	6.76	22	6.76
7.25	—	7.25	2	2.6	7.25	2	7.25
8.37	—	8.37	12	4.3	8.38	12	8.38
9.13	—	9.13	8	1.4	9.13	8	9.13
10.85	—	10.85	22	8.8	10.85	22	10.85
13.78	—	13.78	19	9.9	13.78	—	—
18.23	—	18.23	29	9.4	18.23	—	—
     At October 1, 2005, there were 795,000 shares available for future grants under the plans. Options exercisable were 116,000 at October 1, 2005, 378,000 at October 2, 2004 and 842,000 at September 27, 2003. The weighted average exercise price for these shares was $5.82 for 2005, $5.56 for 2004 and $3.33 for 2003.
     During the year ended October 1, 2005, the Company granted 41,400 shares of restricted stock to key employees and directors which had a total market value of $742,000 as of the grant date. The Company recorded amortization expense of $235,000 for the year ended October 1, 2005 pertaining to the restricted stock and will continue to amortize the remaining unamortized balance over the vesting period of one to three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5) Income Taxes
     The components of the provision (benefit) for income taxes on continuing operations are as follows:

	Year Ended
		As restated
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1	October 2,	September 27,
(Amounts in thousands)	2005	2004	2003
Provision (benefit) for income taxes:
Current:
Federal	$10,323	$12,018	$—
State	1,385	1,999	—

	11,708	14,017	—

Deferred:
Federal	1,802	6,493	(149)
State	202	625	(6,685)

	2,004	7,118	(6,834)

Provision (benefit) for income taxes	$13,712	$21,135	$(6,834)

Effective income tax rate	36.1%	40.2%	N/M

“N/M” = not meaningful

     The reconciliation between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes on continuing operations is as follows:

	Year Ended
			As restated
	(52 weeks)		(53 weeks)		(52 weeks)
(Amounts in thousands)	October 1, 2005		October 2, 2004		September 27, 2003
Provision (benefit) for income taxes at federal statutory rate	$13,287	35.0%	$18,418	35.0%	$(37)	33.0%
State income taxes, net of federal tax benefit	1,150	3.0	1,594	3.0	(6)	N/M
Other permanent book and tax differences, net	77	0.2	(7)	—	(13)	N/M
Stock options expense (benefit)	(575)	(1.5)	1,411	2.7	—	N/M
Valuation allowance	(227)	(0.6)	(414)	(0.8)	(6,222)	N/M
Revisions to estimates based on filing of final tax return	—	—	(174)	(0.3)	(557)	N/M
Other, net	—	—	307	0.6	1	N/M

Provision (benefit) for income taxes	$13,712	36.1%	$21,135	40.2%	$(6,834)	N/M

“N/M” = not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The components of deferred tax assets and liabilities are as follows:

		As restated
	October 1,	October 2,
(Amounts in thousands)	2005	2004
Deferred tax assets:
Accrued expenses or asset reserves for financial statements, not yet deductible for tax purposes	$1,456	$3,578
State net operating loss carryforwards	944	864
Goodwill, amortizable for tax purposes	3,017	3,345
Nonqualified stock options not deductible in current year	333	347
Unrealized loss on hedge instruments	—	403
Valuation allowance	(636)	(864)

Gross deferred tax assets	5,114	7,673

Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation, impairment charges and capitalized interest	(2,111)	(2,407)
Other reserves	(551)	(507)

Gross deferred tax liabilities	(2,662)	(2,914)

Net deferred tax asset	$2,452	$4,759

     The Company has recorded the following amounts for deferred tax assets on its consolidated balance sheets as of October 1, 2005 and October 2, 2004: a current deferred tax asset (net of valuation allowance) of $950,000 and $1.1 million, respectively, in prepaid expenses and other, and a noncurrent deferred tax asset (net of valuation allowance) of $1.5 million and $3.7 million, respectively, in other assets. The Company has utilized all $18.0 million of its gross federal operating loss carryforwards and $16.6 million of gross state operating loss carryforwards based on income generated during 2004. The Company utilized an additional $2.3 million of gross state operating loss carryforwards based on income generated during 2005. The Company has $15.9 million of gross state operating loss carryforwards that begin to expire in 9 years, but principally expire in 17 — 19 years. The Company also has utilized all of its federal alternative minimum tax credit carryforwards of $360,000 due to the income generated in 2004.
     The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. Based on the Company’s projections of future operations, the Company believes that it will generate sufficient taxable income to utilize all of its state net operating loss carryforwards. Under GAAP, however, projected financial performance alone is not sufficient to warrant the recognition of a deferred tax asset to the extent the Company has had cumulative losses in recent years. Rather, the presumption exists that absent recent historical evidence of the Company’s ability to generate taxable income, a valuation reserve against deferred tax assets should be established. Accordingly, in connection with the losses incurred for fiscal 2001 and 2002, the Company established a valuation allowance of $7.5 million against its deferred tax assets in 2002. The valuation allowance was reduced during the fourth quarter of 2003 from $7.5 million to $1.3 million eliminating the valuation allowance on all federal net operating losses (“NOLs”) due to their anticipated utilization in 2004. The remaining $1.3 million valuation allowance pertained to various state NOLs that were not anticipated to be utilized. During 2004, the valuation allowance was reduced to $864,000 based on the income generated during the year. During 2005, the valuation allowance was further reduced to $636,000 based on the current year utilization of state NOLs and the anticipated utilization of a portion of the remaining losses in future years. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had been provided.
(6) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware, (“the Delaware Plan”). The Delaware Plan provides benefits for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company has contributed $558,000 to the Delaware Plan during 2005 and it expects to contribute $611,000 in 2006.
     The reconciliation of the projected benefit obligation, plan assets, the funded status of the plan, and the amounts recognized in the Company’s consolidated balance sheets at October 1, 2005, October 2, 2004 and September 27, 2003 is as follows:

	Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
(Amounts in thousands)	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$4,036	$4,043	$4,265
Service cost	91	106	86
Interest cost	268	275	268
Actuarial loss (gain)	512	281	(22)
Distributions	(205)	(669)	(554)

Benefit obligation at end of year	$4,702	$4,036	$4,043

Change in plan assets:
Fair value of plan assets at beginning of year	$2,633	$2,551	$1,952
Actual return on plan assets	350	179	524
Employer contributions	556	572	629
Actual distributions	(205)	(669)	(554)

Fair value of plan assets at end of year	$3,334	$2,633	$2,551

Reconciliation of funded status to net amount recognized:
Funded status	$(1,368)	$(1,403)	$(1,492)
Unrecognized net gain	1,762	1,532	1,354
Unrecognized prior service cost	2	5	7

Net amount recognized	$396	$134	$(131)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension asset	$396	$134	$—
Accrued benefit liability	(1,764)	(1,538)	(1,492)
Intangible asset related to prior service cost	2	5	7
Accumulated other comprehensive loss	1,092	981	890
Deferred tax asset — noncurrent	670	552	464

Net amount recognized	$396	$134	$(131)

Net periodic pension cost includes the following components:

	Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
(Amounts in thousands)	2005	2004	2003
Service cost	$91	$106	$86
Interest cost	268	275	268
Expected return on plan assets	(217)	(217)	(176)
Amortization of prior service cost	3	3	3
Recognized net actuarial loss	151	140	154

Net periodic pension cost	$296	$307	$335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The assumptions used in the valuation of the plan are as follows:

	Measurement Date
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
	2005	2004	2003
Assumptions at year-end:
Discount rate	6.0%	6.5%	6.5%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.0%	8.0%	8.0%
     The projected benefit payments expected to be paid under the plan are as follows:

Fiscal year(s)	In thousands
2006	$597
2007	413
2008	416
2009	416
2010	423
2011 — 2015	1,462
     The Delaware Plan has a long-term target asset mix of 65% equities and 35% fixed income. The ranges for the long term allocation are: equities 60% to 80%, fixed income 20% to 40%, and cash reserves 0 to 10%. The investment strategy for equities emphasizes U.S. large cap equities with the portfolio’s performance measured against the S&P 500 index or other applicable indices. The investment strategy for fixed income investments is focused on maintaining an overall portfolio with a minimum credit rating of A-1 as well as a minimum rating of any security at the time of purchase of Baa/BBB by Moody’s or Standard & Poor’s, if rated.
     The total fund has an expected return of 8.0% based on the overall policy allocation and historical market returns, compared to the expected long term rate of return of 8.0% used to develop the plan’s net periodic pension cost.
     Supplemental Employee Retirement Plan The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP plan, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. During 2005 the Company amended the SERP to add Participants and increase benefits to certain Participants already included in the plan. The following table provides a reconciliation of the projected benefit obligation for the amended SERP:

(52 weeks)
Year Ended
October 1,
(Amounts in thousands)	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$811
Service cost	425
Interest cost	67
Distributions	(40)

Benefit obligation at end of year	$1,263

     The assumptions used in the valuation of the amended SERP plan were a discount rate of 5.6% and a rate of increase in compensation levels of 3.0%. The measurement date was December 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The projected benefit payments are as follows:

Fiscal year(s)	(In thousands)
2006	$81
2007	81
2008	81
2009	81
2010	81
2011 — 2015	1,260
     As noted above, the SERP plan was amended in 2005 to add participants and increase benefits to certain participants already included in the plan. However, for certain participants the Company still maintains the benefits of the SERP that were in effect prior to the 2005 amendment. These participants are entitled to fixed cash benefits upon retirement at age 65, payable annually for 15 years. The plan is supported by life insurance polices on the participants purchased by the Company. The cash benefits paid under this plan were $74,000 in 2005, $53,000 in 2004 and $48,000 in 2003. The plan expense was $3,000 in 2005, $178,000 in 2004 and $117,000 in 2003.
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
     Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. In 2005, 2004 and 2003, the Company matched employee contributions up to 50% of the first 5% of eligible compensation that was contributed by employees. Company contributions to the Plan were $302,000 in 2005, $300,000 in 2004 and $298,000 in 2003.
     VEBA. The Company has a Voluntary Employee Beneficiary Association (“VEBA”). Under the plan, both employees and the Company may make contributions to pay for medical benefits. Company contributions to the VEBA were $700,000 in 2005, $900,000 in 2004 and $0 in 2003.
(7) Commitments and Contingencies
     Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2026. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $823,000 in 2005, $815,000 in 2004 and $985,000 in 2003. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2006, $470,000; 2007, $306,000; 2008, $145,000; 2009, $69,000; 2010, $38,000 and beyond, $394,000.
     As of October 1, 2005, the Company had $54.0 million in non-cancelable fixed price purchase commitments for purchases of raw material extending as long as approximately 120 days. In addition, the Company has commitments under contracts for the purchase of certain equipment. Portions of such contracts not completed at year-end are not reflected in the consolidated financial statements and amounted to $2.2 million as of October 1, 2005.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Severance Agreements. On December 2, 2004 the Company entered into severance agreements with its Chief Executive Officer and Chief Financial Officer. The Severance Agreements provide certain termination benefits to these executives in the event that an executive’s employment with the Company is terminated without cause
(8) Change of Control Agreements
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
(9) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended
		As restated
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
(Amounts in thousands, except for per share data)	2005	2004	2003
Net earnings	$25,045	$31,489	$6,722

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	9,328	8,642	8,460
Dilutive effect of stock options	149	332	204

Weighted average shares outstanding (diluted)	9,477	8,974	8,664

Per share (basic):
Earnings from continuing operations	$2.60	$3.64	$0.79
Gain from discontinued operations	0.08	—	—

Net earnings	$2.68	$3.64	$0.79

Per share (diluted):
Earnings from continuing operations	$2.56	$3.51	$0.78
Gain from discontinued operations	0.08	—	—

Net earnings	$2.64	$3.51	$0.78

     Options to purchase 17,000 shares in 2005, 19,000 shares in 2004 and 663,000 shares in 2003 were antidilutive and were not included in the diluted EPS computation.
(10) Business Segment Information
     The Company’s operations are organized into two business units: Concrete Reinforcing Products and Industrial Wire Products, each of which constitutes a reportable segment. The Concrete Reinforcing Products business unit manufactures and markets welded wire reinforcement and PC strand for the concrete construction industry. The Industrial Wire Products business unit manufactures and markets tire bead wire for tire manufacturers and other industrial wire products for a broad range of industrial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and commercial applications. The Company’s business unit structure was primarily established for purposes of administrative oversight for the manufacturing and selling activities associated with the business unit’s product lines and is consistent with the way in which the Company is managed, both organizationally and from an internal financial reporting standpoint. The managers of each of the business units report directly to the Chief Executive Officer (“CEO”) and as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the CEO is the Company’s chief operating decision maker. The CEO evaluates performance and allocates resources to the business units using information about their revenues and gross profit.
     Financial information for the Company’s reportable segments is as follows:

	Year Ended
	(52 Weeks)	(53 Weeks)	(52 Weeks)
	October 1,	October 2,	September 27,
(Amounts in thousands)	2005	2004	2003
Concrete reinforcing products:
Net sales	$309,320	$298,754	$184,868
Gross profit	57,898	78,956	19,632
Depreciation expense(1)	3,782	3,771	3,770
Assets(2)	108,166	114,433	94,102
Capital expenditures	5,139	2,280	812

Industrial wire products:
Net sales	$36,216	$33,878	$27,257
Gross profit	559	2,383	1,655
Depreciation expense(1)	1,038	1,031	1,039
Assets(2)	14,818	17,246	15,713
Capital expenditures	256	122	28

Corporate:
Net sales	$—	$—	$—
Gross profit	—	—	—
Depreciation expense(1)	—	—	—
Assets(2)	15,292	19,612	23,115
Capital expenditures	1,212	641	122

Total:
Net sales	$345,536	$332,632	$212,125
Gross profit	58,457	81,339	21,287
Depreciation expense(1)	4,820	4,802	4,809
Assets(2)	138,276	151,291	132,930
Capital expenditures	6,607	3,043	962

(1)	Depreciation expense reflects amount recorded in cost of sales that is included in the measure of gross profit and excludes other amounts that are included in the amount reported on the consolidated statements of cash flows.

(2)	Reportable segment assets reflect accounts receivable, inventories and property, plant and equipment. Corporate assets reflect all other assets included in total consolidated assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company’s net sales and long-lived assets information by geographic region is as follows:

	Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)
	October 1,	October 2,	September 27,
(Amounts in thousands)	2005	2004	2003
Net sales:
United States	$334,217	$324,310	$203,176
Foreign	11,319	8,322	8,949

Total	$345,536	$332,632	$212,125

Long-lived assets:
United States	$53,351	$51,526	$52,141
Foreign	—	—	—

Total	$53,351	$51,526	$52,141

     There were no customers that accounted for 10% or more of the Company’s net sales in 2005, 2004 or 2003.
(11) Related Party Transactions
     In September 1998, the Company entered into a Conversion Agreement with Structural Reinforcement Products, Inc. (“SRP”), an affiliated company, whereby SRP would produce welded wire fabric for the Company for a specified conversion fee. The Company paid SRP approximately $694,000 in 2003 for the services provided under this agreement. Following the divestiture of its 25% ownership interest in SRP in July 2002, the Company and SRP agreed to terminate the Conversion Agreement effective January 2003.
     The Company previously leased a facility to a company partially owned by one of its directors and had a note outstanding with the company related to the sale of assets that were located at the facility. As of October 2, 2004, the gross receivable balance associated with the lease and note was $893,000, which was fully reserved as of the balance sheet date. During 2005, the Company sold the facility and the assets to a third party and the lease agreement and note were terminated. As of October 1, 2005, there were no outstanding balances pertaining to the lease or the assets located at the facility on the Company’s balance sheet.
     Sales to a company affiliated with one of the Company’s directors amounted to $701,000 in 2005, $718,000 in 2004 and $265,000 in 2003.
(12) Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows:

	October 1,	October 2,
(Amounts in thousands)	2005	2004
Fair market value of financial instruments	$—	$(656)
Additional pension plan liability	(1,092)	(981)

Accumulated other comprehensive loss	$(1,092)	$(1,637)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(13) Other Financial Data
     Balance sheet information:

		As restated
	October 1,	October 2,
(Amounts in thousands)	2005	2004
Accounts receivable, net:
Accounts receivable	$43,274	$45,095
Less allowance for doubtful accounts	(452)	(608)

Total	$42,822	$44,487

Inventories:
Raw materials	$16,505	$21,992
Work in process	1,503	2,139
Finished goods	15,152	16,273

Total	$33,160	$40,404

Other assets:
Non-current deferred tax assets	$1,507	$3,665
Capitalized financing costs, net	2,114	2,879
Cash surrender value of life insurance policies	2,834	2,162
Assets held for sale	583	1,855
Other	287	1,147

Total	$7,325	$11,708

Property, plant and equipment, net:
Land and land improvements	$5,073	$5,029
Buildings	32,034	31,973
Machinery and equipment	64,476	62,840
Construction in progress	6,399	2,043

	107,982	101,885
Less accumulated depreciation	(58,048)	(53,283)

Total	$49,934	$48,602

Accrued expenses:
Salaries, wages and related expenses	$4,261	$4,149
Pension	1,764	1,532
Customer rebates	1,003	881
Cash dividends	565	—
Worker’s compensation	564	719
Income taxes	382	675
Sales allowance reserve	—	986
Other	1,037	1,785

Total	$9,576	$10,727

(14) Rights Agreement
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(15) Product Warranties
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
(16) Restatement of Financial Statements
     The Company’s financial statements for the year ended October 2, 2004 have been restated to reflect a non-cash charge of $5.2 million (after-tax) on its consolidated statement of operations for additional compensation expense resulting from the correction in the accounting for the Company’s stock option plans. Following are the associated changes as reflected in the restated financial statements:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	October 2, 2004
	As previously
	reported	As restated
Consolidated Balance Sheet:
Other assets	$11,361	$11,708
Total assets	150,944	151,291
Accrued expenses	10,914	10,727
Total current liabilities	29,915	29,728
Additional paid-in capital	37,916	43,677
Retained earnings	16,154	10,927
Total shareholders’ equity	70,677	71,211
Total liabilities and shareholders’ equity	150,944	151,291
Consolidated Statement of Operations:
Selling, general and administrative expense	15,210	21,368
Earnings before interest, income taxes and accounting change	67,718	61,560
Earnings before income taxes and accounting change	58,782	52,624
Income taxes	22,066	21,135
Net earnings	36,716	31,489
Earnings per share:
Basic	4.25	3.64
Diluted	4.08	3.51
Consolidated Statement of Cash Flow:
Net earnings	36,716	31,489
Compensation expense associated with stock option plans	—	6,158
Deferred income taxes	7,465	7,118
Accounts payable and accrued expenses	737	648
Net cash provided by operating activities	27,769	28,122
Other	215	(654)
Net cash used for financing activities	(22,742)	(23,193)
Notes to Consolidated Financial Statements:
(2) Summary of Significant Accounting Policies — Stock Options
(5) Income Taxes
(9) Earnings Per Share
(13) Other Financial Data
(16) Restatement of Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiary (a North Carolina corporation) as of October 1, 2005 and October 2, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiary as of October 1, 2005 and October 2, 2004 and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2005, in conformity with accounting principles generally accepted in the United States.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II — Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insteel Industries, Inc. and subsidiary’s internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 28, 2005 expressed an unqualified opinion.
As discussed in Note 16, the consolidated financial statements as of October 2, 2004, and for the year then ended have been restated to reflect additional compensation cost, net of related tax effects, associated with certain stock options issued under the Company’s stock option plans.
GRANT THORNTON LLP
Greensboro, North Carolina
November 28, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	October 1,	October 2,	September 27,
	2005	2004	2003
Balance, beginning of year	$608	$204	$1,033
Amounts charged to earnings	(71)	402	189
Write-offs, net of recoveries	(85)	2	(1,018)

Balance, end of year	$452	$608	$204

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 1, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2005, the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to all information required to be included in this Form 10-K and other Exchange Act filings.
Management’s Report on Internal Control over Financial Reporting.
          The management of Insteel is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
          Insteel’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its assessment, management believes that, as of October 1, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
          Grant Thornton LLP, an independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
          In connection with the evaluation by management, including the Company’s Chief Executive Officer and Chief Financial Officer, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 1, 2005 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Insteel Industries, Inc. and subsidiary (a North Carolina corporation) maintained effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insteel Industries, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Insteel Industries, Inc. and subsidiary maintained effective internal control over financial reporting as of October 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Insteel Industries, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insteel Industries, Inc. and subsidiary as of October 1, 2005 and October 2, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2005, and our report dated November 28, 2005, expressed an unqualified opinion on those financial statements.
GRANT THORNTON LLP
Greensboro, North Carolina
November 28, 2005

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information with respect to directors and nominees required for this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is herein incorporated by reference.
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
Item 11. Executive Compensation.
     The information required for this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Principal Shareholders and Management.
     The information required for this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions.
     The information required for this item appears under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 14. Auditor’s Fees and Pre-Approval Policies”.
     The information required for this item appears under the caption “Disclosure of Auditors’ Fees” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is herein incorporated by reference.
PART IV
     Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
The financial statements as set forth under Item 8 are filed as part of this report.
(a)(2) Financial Statement Schedules
Supplemental Schedule II — Valuation and Qualifying Accounts appears on page 45 of this report.
All other schedules have been omitted because they are either not required or not applicable.
(b) Exhibits
See exhibit index on page 50.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: December 9, 2005	By:	/s/ H.O. WOLTZ III

H.O. WOLTZ III
President and Chief Executive Officer

Date: December 9, 2005	By:	/s/ MICHAEL C. GAZMARIAN

MICHAEL C. GAZMARIAN
Chief Financial Officer and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 9, 2005 below by the following persons on behalf of the registrant and in the capacities indicated:

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

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 1, 2005

Exhibit
Number	Description

3.1	Restated articles of incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 3, 1988).

3.2	Bylaws of the Company (as last amended October 24, 2005) (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K, dated October 24, 2005).

3.3	Articles of Amendment to the restated articles of incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4.1	Rights Agreement dated April 27, 1999 between Insteel Industries, Inc. and First Union National Bank (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 7, 1999).

10.1	Credit Agreement dated June 2, 2004 among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc. and Intercontinental Metals Corporation, as Guarantors; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 3, 2004).

10.2	Amendment No. 1 to Credit Agreement dated January 7, 2005, by and among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party, Intercontinental Metals Corporation, as a Credit Party, and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 7, 2005.)

10.3	Amendment No. 2 to Credit Agreement dated June 14, 2005, by and among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party, Intercontinental Metals Corporation, as a Credit Party, and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 14, 2005.)

10.4	Employee Stock Ownership Plan of Insteel Industries, Inc., including Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1989).

10.5	1990 Director Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to the Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).

10.6	1994 Employee Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to the Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

10.7	Nonqualified Stock Option Plan (incorporated by reference to the Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.8	1994 Director Stock Option Plan of Insteel Industries, Inc. as Amended and Restated Effective as of April 28, 1998 (incorporated by reference to the Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998).

10.9	2005 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Appendix B of the Company’s Proxy Statement dated January 14, 2005).

10.10	Change in Control Severance Agreement between the Company and H.O. Woltz III, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.11	Change in Control Severance Agreement between the Company and Michael C. Gazmarian, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.12	Change in Control Severance Agreement between the Company and Gary D. Kniskern, dated May 20, 2003 (incorporated by reference to the Exhibit 10.22.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.13	Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to the exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1997 and amended July 20, 2004 and February 15, 2005).

EXHIBIT INDEX, continued
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 1, 2005

Exhibit
Number	Description

10.14	Form of Severance Agreement (the Company entered Severance Agreements with H.O. Woltz III and Michael C. Gazmarian; each agreement is substantially identical to the form in all material respects) (incorporated by reference to the Exhibit 10.11 of the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended October 2, 2004).

10.15	Form of Retirement Security Agreement (the Company entered Retirement Security Agreements with Howard O. Woltz, Jr., H.O. Woltz III, Michael C. Gazmarian, Gary D. Kniskern and certain other employees; each agreement is substantially identical to the form in all material respects) (incorporated by reference to the Exhibit 10.12 of the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended October 2, 2004).

21.1	List of Subsidiaries of Insteel Industries, Inc., at October 1, 2005.

24.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.