Form 10-Q
period 2005-12-31
INSTEEL INDUSTRIES INC
filed 2006-02-06
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ______ to ______
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☑
     The number of shares outstanding of the registrant’s common stock as of February 6, 2006 was 9,045,902.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 31,	October 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$6,474	$1,372
Accounts receivable, net	36,750	42,822
Inventories	43,485	33,160
Prepaid expenses and other	1,765	3,663

Total current assets	88,474	81,017
Property, plant and equipment, net	50,941	49,934
Other assets	8,118	7,325

Total assets	$147,533	$138,276

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,422	$17,403
Accrued expenses	12,251	9,576
Current portion of long-term debt	—	2,376

Total current liabilities	40,673	29,355
Long-term debt	—	9,484
Other liabilities	2,247	2,401
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock	18,868	18,861
Additional paid-in capital	45,268	45,003
Deferred stock compensation	(313)	(508)
Retained earnings	41,882	34,772
Accumulated other comprehensive loss	(1,092)	(1,092)

Total shareholders’ equity	104,613	97,036

Total liabilities and shareholders’ equity	$147,533	$138,276

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended
	December 31,	January 1,
	2005	2005
Net sales	$83,534	$74,664
Cost of sales	66,903	60,941

Gross profit	16,631	13,723
Selling, general and administrative expense	4,162	4,180
Other (income) expense, net	(208)	34
Interest expense	261	1,810
Interest income	(52)	—

Earnings before income taxes	12,468	7,699
Income taxes	4,790	2,583

Net earnings	$7,678	$5,116

Earnings per share:
Basic	$0.82	$0.56

Diluted	$0.81	$0.54

Cash dividends declared	$0.06	$—

Weighted average shares outstanding:
Basic	9,406	9,175
Diluted	9,464	9,424
See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,	January 1,
	2005	2005
Cash Flows From Operating Activities:
Net earnings	$7,678	$5,116
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	1,344	1,279
Amortization of capitalized financing costs	197	197
Amortization of unrealized loss on financial instruments	—	765
Stock-based compensation expense	465	1,169
Loss on sale of property, plant and equipment	—	8
Deferred income taxes	(359)	(3)
Net changes in assets and liabilities:
Accounts receivable, net	6,072	12,253
Inventories	(10,325)	(24,333)
Accounts payable and accrued expenses	13,693	(821)
Other changes	1,699	1,442

Total adjustments	12,786	(8,044)

Net cash provided by (used for) operating activities	20,464	(2,928)

Cash Flows From Investing Activities:
Capital expenditures	(2,358)	(837)
Proceeds from sale of property, plant and equipment	7	1
Increase in cash surrender value of life insurance policies	(620)	(474)

Net cash used for investing activities	(2,971)	(1,310)

Cash Flows From Financing Activities:
Proceeds from long-term debt	81,825	104,998
Principal payments on long-term debt	(93,685)	(102,026)
Financing costs	—	(23)
Cash received from exercise of stock options	—	48
Cash dividends paid	(566)	—
Other	35	9

Net cash provided by (used for) financing activities	(12,391)	3,006

Net increase (decrease) in cash and cash equivalents	5,102	(1,232)
Cash and cash equivalents at beginning of period	1,372	2,318

Cash and cash equivalents at end of period	$6,474	$1,086

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$112	$759
Income taxes	189	407
Non-cash financing activity:
Cashless exercise of stock options	—	331
Issuance of restricted stock	50	—
Declaration of cash dividends to be paid	568	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss(1)	Equity
Balance at October 1, 2005	9,430	$18,861	$45,003	$(508)	$34,772	$(1,092)	$97,036

Comprehensive income:
Net earnings					7,678		7,678

Comprehensive income(1)							7,678
Restricted stock granted	4	7	43	(50)			—
Restricted stock shares from dividend			2				2
Compensation expense associated with stock option plans			220	245			465
Cash dividends declared					(568)		(568)

Balance at December 31, 2005	9,434	$18,868	$45,268	$(313)	$41,882	$(1,092)	$104,613

(1)	Components of accumulated other comprehensive loss and comprehensive income are reported net of related income taxes.
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 1, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
(2) Stock-Based Compensation
     Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107. Previously the Company had accounted for stock options according to the provisions of Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 now includes amortization related to the remaining unvested portion of all stock option awards granted prior to October 2, 2005 based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
     As a result of adopting SFAS No. 123R, the Company recorded $220,000 of compensation expense for stock options within selling, general and administrative (“SG&A”) expense for the three-month period ended December 31, 2005 which had the effect of reducing pre-tax earnings by $220,000, net income by $136,000, basic earnings per share by $0.01 and diluted earnings per share by $0.02. For the three-month period ended January 1, 2005, the Company recorded $1.2 million of compensation expense for stock options associated with certain previous option plans that were required to be accounted for as variable plans under the provisions of APB No. 25. Under variable plan accounting, compensation expense was recognized over the vesting period for the excess of the market price over the exercise price and adjusted to reflect changes in market valuation. Under the provisions of SFAS No. 123R, these options are accounted for as equity awards and, since the options were fully vested as of October 2, 2005, no compensation expense is recorded.
     Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires that such benefits be recorded as a financing cash flow rather than as a reduction of taxes paid within operating cash flow. For the three-month period ended December 31, 2005, no excess tax benefits were generated from option exercises. In addition, upon the adoption of SFAS No. 123R, the Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures and determined the amount to be immaterial.
     The remaining unrecognized compensation costs related to unvested awards at December 31, 2005 is $314,000 which is expected to be recognized over a weighted average period of 2.3 years.
     The following table illustrates the effect on net income and earnings per share if the Company had not adopted SFAS No. 123R and applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plan for the three months ended January 1, 2005:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
Three Months Ended
January 1,
(Amounts in thousands, except per share data)	2005
Net earnings — as reported	$5,116
Stock-based compensation expense included in reported net earnings, net of related tax effects	440
Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(5)

Net earnings — pro forma	$5,551

Basic net earnings per share — as reported	$0.56
Basic net earnings per share — pro forma	0.60
Diluted net earnings per share — as reported	0.54
Diluted net earnings per share — pro forma	0.59

Basic shares outstanding — as reported and pro forma	9,175
Diluted shares outstanding — as reported	9,424
Diluted shares outstanding — pro forma	9,424
     The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions utilized in the model were evaluated and revised, as necessary, to reflect market conditions and experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of the options represents the period of time that options granted are outstanding and is estimated using historical exercise and termination experience.
     There were no stock option grants during the three-month periods ended December 31, 2005 and January 1, 2005.
     The following table summarizes stock options outstanding as of December 31, 2005, as well as activity during the three-month period then ended:

		Exercise Price Per Share	Contractual Term	Aggregate
	Options	Weighted	Weighted	Intrinsic
(Share amounts in thousands)	Outstanding	Average	Average	Value
Balance, October 1, 2005	164	$8.96
Granted	—	—
Exercised	—	—

Balance, December 31, 2005	164	8.96	6.1	$1,300,000

     At December 31, 2005, there were 792,000 shares available for future grants under the plans and options to purchase 116,000 shares were exercisable which had a weighted average exercise price of $5.82 and an aggregate intrinsic value of $1.3 million.
     Restricted Stock Awards. During the three-month period ended December 31, 2005, the Company granted 3,531 shares of restricted stock to key employees which had a total market value of $50,000 as of the grant date. As of December 31, 2005, there were 45,000 shares of restricted stock awards outstanding. The Company recorded amortization expense of $245,000 for the three-month period ended December 31, 2005 pertaining to the restricted stock and will continue to amortize the remaining unamortized balance over the vesting period of one to three years.
(3) Deferred Income Tax Assets
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of December 31, 2005: a current deferred income tax asset of $907,000 in prepaid expenses and other, a noncurrent deferred income tax asset of $1.9 million (net of valuation allowance) in other assets, and accrued income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
taxes payable of $5.3 million in accrued expenses. The Company has gross state operating loss carryforwards (“NOLs”) of $15.9 million as of December 31, 2005 which begin to expire in nine years, but principally expire in 17 — 19 years.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of December 31, 2005, the Company had recorded a valuation allowance of $636,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
(4) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company contributed $115,000 to the Delaware Plan during the three-month period ended December 31, 2005 and it expects to contribute $439,000 for the entire fiscal year ending September 30, 2006. The net periodic pension costs and related components for the Delaware Plan for the three months ended December 31, 2005 and January 1, 2005, respectively, are as follows:

	(Unaudited)
	Three Months Ended
	December 31,	January 1,
(Amounts in thousands)	2005	2005
Service cost	$19	$23
Interest cost	66	67
Expected return on plan assets	(60)	(54)
Amortization of prior service cost	—	1
Recognized net actuarial loss	32	38

Net periodic pension cost	$57	$75

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
     Supplemental employee retirement plan. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. During 2005 the Company amended the SERP to add Participants and increase benefits to certain Participants already included in the plan. The cash benefits paid under the SERPs were $21,000 during the three-month period ended December 31, 2005 and are expected to be $81,000 for the entire fiscal year ending September 30, 2006. The plan expense associated with the SERPs was $115,000 for the three-month period ended December 31, 2005.
     As noted above, the SERP was amended in 2005 to add Participants and increase benefits to certain Participants already included in the plan. However, for certain Participants the Company still maintains the benefits of the SERPs that were in effect prior to the 2005 amendment. These Participants are entitled to fixed cash benefits upon retirement at age 65, payable annually for 15 years. The plan is supported by life insurance polices on the Participants purchased by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The cash benefits paid under this plan were $20,000 during the three-month period ended December 31, 2005 and are expected to be $74,000 for the entire fiscal year ending September 30, 2006. The plan expense was $3,000 and $27,000 for the three-month periods ended December 31, 2005 and January 1, 2005, respectively.
(5) Credit Facilities
     As of December 31, 2005, the Company had a $75.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. During the quarter, the Company repaid the $9.5 million balance on the revolver and the $2.4 million balance on Term Loan A that were previously outstanding on the credit facility as of October 1, 2005. As of December 31, 2005, no borrowings were outstanding on the credit facility and outstanding letters of credit totaled $1.4 million. As discussed below, the credit facility was amended on January 12, 2006.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the Company’s leverage ratio within the range of 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. Based on the Company’s leverage ratio as of December 31, 2005 and its excess availability, the applicable interest rate margins were 0.75% for the base rate and 2.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended and a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of December 31, 2005, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends in excess of $3.5 million in any fiscal year; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $7.0 million for each fiscal year through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period. Based upon the carryover amount from the prior fiscal year, the Company is limited to $9.0 million of Capital Expenditures for the fiscal year ending September 30, 2006. For the three months ended December 31, 2005, Capital Expenditures amounted to $2.4 million. As of December 31, 2005, the Company was in compliance with all of the negative covenants under the credit facility.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company; an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or a change of control of the Company.
     Amendment to Credit Facility
     Subsequent to the end of the quarter, the credit facility was amended on January 12, 2006, increasing the commitment amount from $75.0 million to $100.0 million and extending the maturity date by two years to June 2010. Among other changes, the amendment also: (1) reduces the initial applicable LIBOR-based borrowing rate on the revolver by 100 basis points; (2) reduces the initial unused fee by 12.5 basis points; (3) eliminates the annual capital expenditure limitation and the leverage ratio covenant; and (4) eliminates the restrictions on dividends and share repurchases and the fixed charge coverage ratio covenant subject to the maintenance of certain excess borrowing availability thresholds.
(6) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)
	Three Months Ended
	December 31,	January 1,
(Amounts in thousands, except per share data)	2005	2005
Net earnings	$7,678	$5,116

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	9,406	9,175
Dilutive effect of stock options	58	249

Weighted average shares outstanding (diluted)	9,464	9,424

Net earnings per share:
Basic	$0.82	$0.56

Diluted	$0.81	$0.54

     Options to purchase 48,000 shares for the three-month period ended December 31, 2005 were antidilutive and were not included in the diluted EPS computations. There were no antidilutive options for the three-month period ended January 1, 2005. No options were exercised during the three-month period ended December 31, 2005. Options to purchase 172,000 shares were exercised during the three-month period ended January 1, 2005, resulting in a $344,000 increase in common stock and a $296,000 reduction in additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Other Financial Data
     Balance sheet information:

	(Unaudited)
	December 31,	October 1,
(Amounts in thousands)	2005	2005
Accounts receivable, net:
Accounts receivable	$37,133	$43,274
Less allowance for doubtful accounts	(383)	(452)

Total	$36,750	$42,822

Inventories:
Raw materials	$24,981	$16,505
Work in process	1,744	1,503
Finished goods	16,760	15,152

Total	$43,485	$33,160

Other assets:
Cash surrender value of life insurance policies	$3,419	$2,834
Capitalized financing costs, net	1,916	2,114
Noncurrent deferred tax asset, net	1,904	1,507
Assets held for sale	583	583
Other	296	287

Total	$8,118	$7,325

Property, plant and equipment, net:
Land and land improvements	$5,073	$5,073
Buildings	32,034	32,034
Machinery and equipment	68,492	64,476
Construction in progress	4,698	6,399

	110,297	107,982
Less accumulated depreciation	(59,356)	(58,048)

Total	$50,941	$49,934

Accrued expenses:
Income taxes	$5,342	$382
Salaries, wages and related expenses	2,199	4,261
Pension	1,724	1,764
Customer rebates	1,247	1,003
Cash dividends	568	565
Workers’ compensation	496	564
Other	675	1,037

Total	$12,251	$9,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Financial information for the Company’s reportable segments is as follows:

	(Unaudited)
	Three Months Ended
	December 31,	January 1,
(Amounts in thousands)	2005	2005
Concrete reinforcing products:
Net sales	$75,604	$65,063
Gross profit	17,113	13,157
Depreciation expense(1)	994	912
Assets(2)	113,050	124,893
Capital expenditures	2,080	499

Industrial wire products:
Net sales	$7,930	$9,601
Gross profit	(482)	566
Depreciation expense(1)	260	253
Assets(2)	14,742	17,736
Capital expenditures	11	40

Corporate:
Net sales	$—	$—
Gross profit	—	—
Depreciation expense(1)	—	—
Assets(2)	19,741	17,636
Capital expenditures	267	298

Total:
Net sales	$83,534	$74,664
Gross profit	16,631	13,723
Depreciation expense(1)	1,254	1,165
Assets(2)	147,533	160,265
Capital expenditures	2,358	837

(1)	Depreciation expense reflects amount recorded in cost of sales that is included in the measure of gross profit and excludes other amounts that are included in the amount reported on the consolidated statements of cash flows.

(2)	Reportable segment assets reflect accounts receivable, inventories and property, plant and equipment. Corporate assets reflect all other assets included in total consolidated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “plans” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and the Company can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail in the Company’s periodic reports, in particular under the caption “Risk Factors” in the Company’s report on Form 10-K for the year ended October 1, 2005, filed with the U.S. Securities and Exchange Commission. You should carefully read these risk factors.
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
     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they include, but are not limited to, the following:
▪	general economic and competitive conditions in the markets in which the Company operates;

▪	continuation of favorable demand trends for the Company’s products and anticipated increases resulting from higher government spending for infrastructure-related construction and post-hurricane reconstruction requirements;

▪	the cyclical nature of the steel and building material industries;

▪	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

▪	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

▪	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or the Company’s products;

▪	interest rate volatility;

▪	unanticipated changes in customer demand, order patterns and inventory levels;

▪	the Company’s ability to successfully develop and expand the volume of engineered structural mesh (“ESM”);

▪	the timely and successful completion of the expansions of the Company’s ESM and PC strand operations;

▪	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

▪	unanticipated plant outages, equipment failures or labor difficulties;

▪	continued escalation in medical costs that affect employee benefit expenses; and

▪	the “Risk Factors” discussed in the Company’s Form 10-K for the year ended October 1, 2005.
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

Results of Operations
Statements of Operations – Selected Data
($ in thousands)

	Three Months Ended
	December 31,		January 1,
	2005	Change	2005
Net sales:
Concrete reinforcing products	$75,604	16%	$65,063
Industrial wire products	7,930	(17%)	9,601

Total	83,534	12%	74,664
Gross profit:
Concrete reinforcing products	17,113	30%	13,157
Industrial wire products	(482)	N/M	566

Total	16,631	21%	13,723
Percentage of net sales	19.9%		18.4%
Selling, general and administrative expense	$4,162	0%	$4,180
Percentage of net sales	5.0%		5.6%
Other expense (income)	$(208)	N/M	$34
Interest expense	261	(86%)	1,810
Interest income	(52)	N/M	—
Earnings before income taxes	12,468	62%	7,699
Effective income tax rate	38.4%		33.5%
Net earnings	$7,678	50%	$5,116

“N/M” = not meaningful
First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005
Net Sales
     Net sales for the quarter increased 12% to $83.5 million from $74.7 million in the same year-ago period as higher shipments of the Company’s concrete reinforcing products more than offset lower average selling prices. Shipments for the quarter rose 24% while average selling prices decreased 10% from the prior year levels. The increase in shipments was primarily due to the completion of the inventory reduction measures pursued by customers through most of the prior year together with the improvement in nonresidential construction activity and demand for the Company’s concrete reinforcing products during the current quarter. Sales of concrete reinforcing products increased 16% to $75.6 million, or 91% of consolidated sales from $65.1 million, or 87% of consolidated sales in the year-ago quarter. Shipments of concrete reinforcing products increased 28% while average selling prices decreased 9% from the prior year levels. Sales of industrial wire products decreased 17% to $7.9 million, or 9% of consolidated sales from $9.6 million, or 13% of consolidated sales in the year-ago quarter. Shipments of industrial wire products decreased 8% while average selling prices decreased 10% from the prior year levels.
Gross Profit
     Gross profit for the quarter increased 21% to $16.3 million, or 19.9% of net sales from $13.7 million, or 18.4% of net sales. The increase in gross profit was primarily driven by higher shipments and lower unit conversion costs which more than offset lower spreads between average selling prices and raw material costs. Gross profit for the Company’s concrete reinforcing products increased 30% to $17.1 million, or 22.6% of net sales from $13.2 million, or 20.2% of net sales in the prior year. Industrial wire products incurred a gross loss of $482,000 compared to gross profit of $566,000, or 5.9% of net sales in the prior year due to lower shipments and competitive pricing pressures which reduced spreads.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) remained flat compared to the same year-ago period. The Company adopted SFAS No. 123R during the quarter which requires all share-based payments to be recognized as expense over the requisite service period based upon their fair values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense for the first quarter amounted to $465,000. Although the Company elected to adopt SFAS No. 123R using the modified prospective method, the prior year amounts also reflect stock-based compensation expense due to certain previous option plans that were required to be accounted for as variable plans. Under variable plan accounting, compensation expense was recognized over the vesting period for the excess of the market price over the exercise price and adjusted to reflect changes in market valuation. As a result, SG&A expense for the prior year included $1.2 million of stock-based compensation expense. Under the provisions of SFAS No. 123R, no compensation expense was recorded for these options in the current year. Excluding the stock-based compensation expense from both periods, SG&A expense would have increased $704,000 primarily due to higher employee benefit costs.
Interest Expense
     Interest expense for the quarter decreased $1.5 million, or 86%, to $261,000 from $1.8 million in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($786,000) and lower amortization expense associated with the unrealized loss on the terminated interest rate swaps which was recorded in the prior year ($765,000).
Earnings Before Income Taxes
     The Company’s earnings before income taxes for the quarter were $12.5 million compared to $7.7 million in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year.
Income Taxes
     The effective income tax rate for the quarter increased to 38.4% from 33.5% in the same year-ago period. The lower effective rate in the prior year was primarily due to disqualifying dispositions of incentive stock options which lowered the Company’s taxable income and a reduction in the valuation allowance on deferred income tax assets based upon the Company’s utilization of state net operating loss carryforwards against which an allowance had previously been established.
Net Earnings
     The Company’s net earnings for the quarter were $7.7 million, or $0.81 per diluted share compared to $5.1 million, or $0.54 per diluted share, in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year.
Liquidity and Capital Resources
Selected Financial Data
($ in thousands)

	Three Months Ended
	December 31,	January 1,
	2005	2005
Net cash provided by (used for) operating activities	$20,464	$(2,928)
Net cash used for investing activities	(2,971)	(1,310)
Net cash provided by (used for) financing activities	(12,391)	3,006
Total long-term debt	—	55,900
Percentage of total capital	0%	42%
Shareholders’ equity	$104,613	$78,487
Percentage of total capital	100%	58%
Total capital (total long-term debt + shareholders’ equity)	$104,613	$134,387
Cash Flow Analysis
     Operating activities provided $20.5 million of cash for the first three months of fiscal 2006 while using $2.9 million in the same year-ago period. The year-to-year change was largely due to a $22.3 million improvement in the cash provided by the net working capital components of receivables, inventories, accounts payable and accrued expenses, which provided $9.4 million in the current year while using $12.9 million in the same year-ago period, and a $2.6 million increase in net earnings. The cash provided by the reduction in working capital in the current year was driven by a $6.1 million decrease in receivables resulting from the seasonal decline in sales, and an increase in accounts payable and accrued expenses primarily due to higher purchases, a more favorable mix of vendor payment terms and an increase in accrued income taxes. These sources of cash more than offset a $10.3 million increase in inventories. The cash used by the increase in working capital in the prior year was primarily due to a $24.3 million increase in inventories resulting from the combined impact of customer inventory reduction measures which reduced shipments below expected levels, and imported rod orders placed during the latter part of fiscal 2004 which were received during the quarter.
     Investing activities used $3.0 million of cash for the first three months of fiscal 2006 compared to $1.3 million in the same year-ago period primarily due to increasing capital outlays related to the expansion of the Company’s engineered structural mesh (“ESM”) and PC strand businesses. Capital expenditures are expected to rise to $13.0 million in 2006 and $13.0 million in 2007 with the largest outlays earmarked for the completion of the expansion and reconfiguration of the Company’s Tennessee PC strand operation in 2006, the addition of an ESM line in 2006, a third ESM line in 2007 and various upgrades to the Florida PC strand operation in 2007. The actual timing of these expenditures as well as the amounts are subject to change based on adjustments in the project timelines, future market conditions and the Company’s financial performance. Subsequent to the end of the quarter, the Company’s credit facility was amended, eliminating the capital expenditure limitations that were previously in effect.
     Financing activities used $12.4 million of cash for the first three months of fiscal 2006 while providing $3.0 million in the same year-ago period. The cash used for financing activities in the current year was primarily related to the $11.9 million reduction in long-term debt.
     The Company’s total debt-to-capital ratio decreased to 0% at December 31, 2005 from 42% at January 1, 2005 following the repayment of the Company’s remaining debt balances over the course of the previous twelve-month period. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its expected working capital, capital expenditure and dividend requirements.
Credit Facilities
     As of December 31, 2005, the Company had a $75.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. During the quarter, the Company repaid the $9.5 million balance on the revolver and the $2.4 million balance on Term Loan A that were previously outstanding on the credit facility as of October 1, 2005. As of December 31, 2005, no borrowings were outstanding on the credit facility and outstanding letters of credit totaled $1.4 million. As discussed below, the credit facility was amended on January 12, 2006.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the Company’s leverage ratio within the range of 1.00% — 1.75% for the base rate and 2.50% — 3.25% for the LIBOR rate. In addition, the applicable interest rate margins may be adjusted further based on the amount of excess availability on the revolver and the occurrence of certain events of default provided for under the credit facility. Based on the Company’s leverage ratio as of December 31, 2005 and its excess availability, the applicable interest rate margins were 0.75% for the base rate and 2.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.15 at the end of each fiscal quarter for the twelve-month period then ended and a Leverage Ratio (as defined in the Credit Agreement) of not more than 3.25 as of the last day of each quarter through July 1, 2006, and not more than 3.00 thereafter. As of December 31, 2005, the Company’s Fixed Charge Coverage Ratio and Leverage Ratio (each as defined in the Credit Agreement) were 2.41 and 0, respectively, as calculated below, and it was in compliance with all of the financial covenants under the credit facility.

Fixed Charge Coverage Ratio
For the twelve-month period ended December 31, 2005

(Dollars in thousands)
Adjusted EBITDA(1)	$50,573
Less Unfunded Capital Expenditures	(8,128)

42,445
Fixed Charges	17,624

Fixed Charge Coverage Ratio	2.41

Leverage Ratio
For the twelve-month period ended December 31, 2005

(Dollars in thousands)
Funded Debt	$—
Adjusted EBITDA(1)	50,573

Leverage Ratio	—

For the twelve-month period ended December 31, 2005

Adjusted EBITDA Calculation:
Net earnings	$27,607
Interest income	(52)
Extraordinary gains	(793)
Cash pension contributions	(547)
Net non-cash gains recorded as other income	(25)
Income tax provision	15,919
Interest expense	2,680
Depreciation and amortization (net)	5,286
Expense associated with option grants	101
Pension expense	309
Net non-cash losses recorded as other expenses	88

Adjusted EBITDA(1)	$50,573

(1)	As defined in the Company’s Credit Agreement.
     The Company’s credit facility includes financial covenants such as a Fixed Charge Coverage Ratio and Leverage Ratio, as defined above, that are derived from non-GAAP financial measures, particularly, earnings before interest, taxes, depreciation and amortization as defined in the Company’s Credit Agreement (“Adjusted EBITDA”). Adjusted EBITDA includes additional adjustments to GAAP net earnings as set forth in the table above. The Company’s management uses Adjusted EBITDA and the debt covenant ratios to measure compliance with its debt covenants and evaluate the operations of the Company. Management believes this presentation is appropriate and enables investors to (i) evaluate the Company’s compliance with the financial covenants of its credit facility and (ii) assess the Company’s performance over the periods presented. Adjusted EBITDA and the debt covenant ratios as presented here may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and the debt covenant ratios (i) should not be considered as an alternative to net earnings (determined in accordance with GAAP) as an indicator of the Company’s financial performance; (ii) is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity; and (iii) is not indicative of funds available to fund the Company’s cash needs because of needed capital replacement or expansion, debt service obligations, or other cash commitments and uncertainties.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make capital expenditures in excess of applicable limitations; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends in excess of $3.5 million in any fiscal year; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The Company is limited to Capital Expenditures (as defined in the Credit Agreement) of not more than $7.0 million for each fiscal year through the year ending September 29, 2007, and for the period beginning on September 30, 2007 and ending on June 2, 2008, plus for any of these periods, up to a $2.0 million carryover of the amount by which actual Capital Expenditures are less than the applicable limitation for the prior period. Based upon the carryover amount from the prior fiscal year, the Company is limited to $9.0 million of Capital Expenditures for the fiscal year ending September 30, 2006. For the three months ended December 31, 2005, Capital Expenditures amounted to $2.4 million. As of December 31, 2005, the Company was in compliance with all of the negative covenants under the credit facility.
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
     Amendment to Credit Facility
     Subsequent to the end of the quarter, the credit facility was amended on January 12, 2006, increasing the commitment amount from $75.0 million to $100.0 million and extending the maturity date by two years to June 2010. Among other changes, the amendment also: (1) reduces the initial applicable LIBOR-based borrowing rate on the revolver by 100 basis points; (2) reduces the initial unused fee by 12.5 basis points; (3) eliminates the annual capital expenditure limitation and the leverage ratio covenant; and (4) eliminates the restrictions on dividends and share repurchases and the fixed charge coverage ratio covenant subject to the maintenance of certain excess borrowing availability thresholds.
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
     The following critical accounting policies are used in the preparation of the financial statements:
     Revenue recognition and credit risk. The Company recognizes revenue from product sales when the product is shipped and risk of loss and title has passed to the customer. Substantially all of the Company’s accounts receivable are due from customers that are located in the United States and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. There is no concentration of credit risk.
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
Outlook
     The Company believes that the increased demand for its concrete reinforcing products during the current quarter was driven by the continued recovery in nonresidential construction spending from the depressed levels of recent years together with the completion of inventory reduction measures within its customer base that reduced order levels during most of 2005. The Company currently expects that the favorable demand trend will continue during the year and be augmented by the increasing impact of: (1) higher government spending for infrastructure-related construction associated with the recent enactment of the transportation funding authorization at the federal level together with the improved fiscal positions of most states; and (2) the post-hurricane reconstruction that will be required in the regions that were affected the most severely. The continuation of favorable market conditions is expected to support the maintenance of margins at attractive levels and enable the Company to attain further reductions in unit conversion costs through higher operating volumes.
     In view of the continued weakness in the demand for industrial wire products and the reduced levels of capacity utilization for the facility, the Company is intensifying its efforts to obtain additional volume in order to restore the business unit to profitability.
     The Company is continuing to devote additional resources towards the development of its engineered structural mesh (“ESM”) business as well as other niche products and these efforts will be intensified going forward. The Company is also proceeding with organic growth initiatives that will reconfigure and expand the capacity of its ESM and PC strand businesses which are expected to favorably impact its unit manufacturing costs and position it to satisfy future increases in demand in these markets. In addition, the Company is continually evaluating potential acquisitions in existing or related products that further its penetration in current markets served or expand its geographic presence. The Company anticipates that these actions, together with the positive outlook for the demand drivers of its products, should have a favorable impact on its financial performance through the remainder of 2006 (see “Cautionary Note Regarding Forward-Looking Statements”).
     In 2005, work stoppages at two wire rod production facilities in North America caused the supply of wire rod to tighten materially and domestic prices to rise. In January 2006, one of the facilities reached an agreement with its workforce and is in the process of restarting. The second facility is also expected to resume operations with its existing workforce, although a labor agreement has not been finalized. In November 2005, five domestic producers of wire rod filed antidumping petitions against offshore wire rod producers that represented 54% of the imported wire rod supply for the year preceding the filing of the petitions. In December 2005, the U.S. International Trade Commission ruled that there was insufficient evidence of injury to the domestic industry and terminated its investigation of the petitions. The combination of these recent developments is expected to increase raw material supply alternatives and availability for the Company to a level that is more than sufficient to satisfy its requirements.
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
Commodity Prices
     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot-rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers and denominated in U.S. dollars. Historically the Company has typically negotiated quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods, depending upon market conditions, to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. The Company’s ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, and other trade actions. Although changes in wire rod costs and the Company’s selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which it is unable to fully recover increased rod costs through higher selling prices, which reduces its gross profit and cash flow from operations.
Interest Rates
     Although the Company was debt-free as of the end of the quarter, future borrowings under its senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of December 31, 2005.
Item 4. Controls and Procedures
     As of the end of the period covered by this report on Form 10-Q, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by the Company and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. Further the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
     There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 12, 2006, the Company’s Board of Directors authorized a repurchase of up to $15.0 million of its outstanding common stock over a period of up to twelve months ending January 12, 2007. The repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be modified, suspended, extended or terminated by the Company at any time without prior notice.
     In connection with the stock repurchase program, on January 30, 2006, the Company repurchased approximately 400,000 shares of its common stock held by Howard O. Woltz, Jr., chairman of the Company’s board of directors, and his wife. The purchase price for the shares repurchased was $21.322 per share based on a predetermined formula, which represents a 15% discount from the closing price on January 27, 2006.

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

INSTEEL INDUSTRIES, INC. Registrant
Date: February 6, 2006	By:	/s/ H. O. Woltz III
H. O. Woltz III
President and Chief Executive Officer

Date: February 6, 2006	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Chief Financial Officer and Treasurer