Form 10-Q
period 2006-04-01
INSTEEL INDUSTRIES INC
filed 2006-05-09
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2006
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
Yes ☐            No ☑
     The number of shares outstanding of the registrant’s common stock as of May 5, 2006 was 9,083,598.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	April 1,	October 1,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$—	$1,372
Accounts receivable, net	40,890	42,822
Inventories	46,961	33,160
Prepaid expenses and other	2,732	3,663

Total current assets	90,583	81,017
Property, plant and equipment, net	55,302	49,934
Other assets	8,358	7,325

Total assets	$154,243	$138,276

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$37,347	$17,403
Accrued expenses	7,218	9,576
Current portion of long-term debt	—	2,376

Total current liabilities	44,565	29,355
Long-term debt	3,800	9,484
Other liabilities	2,268	2,401
Shareholders’ equity:
Common stock	18,159	18,861
Additional paid-in capital	46,220	45,003
Deferred stock compensation	(687)	(508)
Retained earnings	41,010	34,772
Accumulated other comprehensive loss	(1,092)	(1,092)

Total shareholders’ equity	103,610	97,036

Total liabilities and shareholders’ equity	$154,243	$138,276

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net sales	$88,979	$81,654	$172,513	$156,318
Cost of sales	72,665	69,937	139,568	130,878

Gross profit	16,314	11,717	32,945	25,440
Selling, general and administrative expense	4,497	3,929	8,659	8,109
Other expense (income), net	(26)	(5)	(234)	29
Interest expense	170	1,227	431	3,037
Interest income	(31)	—	(83)	—

Earnings from continuing operations before income taxes	11,704	6,566	24,172	14,265
Income taxes	4,303	2,220	9,093	4,803

Earnings from continuing operations	7,401	4,346	15,079	9,462
Discontinued operations:
Gain on disposal of Insteel Construction Systems (net of income taxes of $428)	—	698	—	698

Net earnings	$7,401	$5,044	$15,079	$10,160

Per share amounts:
Basic:
Earnings from continuing operations	$0.81	$0.47	$1.63	$1.02
Gain from discontinued operations	—	0.07	—	0.08

Net earnings	$0.81	$0.54	$1.63	$1.10

Diluted:
Earnings from continuing operations	$0.80	$0.46	$1.61	$1.00
Gain from discontinued operations	—	0.07	—	0.07

Net earnings	$0.80	$0.53	$1.61	$1.07

Cash dividends declared	$0.06	$—	$0.12	$—

Weighted average shares outstanding:
Basic	9,143	9,307	9,266	9,242
Diluted	9,232	9,462	9,340	9,444
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 1,	April 2,
	2006	2005
Cash Flows From Operating Activities:
Net earnings	$15,079	$10,160
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,716	2,598
Amortization of capitalized financing costs	330	394
Amortization of unrealized loss on financial instruments	—	1,059
Stock-based compensation expense	650	816
Excess tax benefits from exercise of stock options	(314)	—
Loss on sale of property, plant and equipment	1	28
Gain on disposal of discontinued operation	—	(1,126)
Deferred income taxes	(427)	(476)
Net changes in assets and liabilities:
Accounts receivable, net	1,932	6,419
Inventories	(13,801)	(13,475)
Accounts payable and accrued expenses	17,637	349
Other changes	789	1,527

Total adjustments	9,513	(1,887)

Net cash provided by operating activities	24,592	8,273

Cash Flows From Investing Activities:
Capital expenditures	(8,092)	(2,405)
Proceeds from sale of property, plant and equipment	7	1
Proceeds from sale of discontinued operation	—	1,270
Increase in cash surrender value of life insurance policies	(716)	(515)

Net cash used for investing activities	(8,801)	(1,649)

Cash Flows From Financing Activities:
Proceeds from long-term debt	127,718	171,874
Principal payments on long-term debt	(135,778)	(179,535)
Financing costs	(294)	(23)
Cash received from exercise of stock options	167	95
Excess tax benefits from exercise of stock options	314	—
Repurchase of common stock	(8,529)	—
Cash dividends paid	(1,132)	—
Other	371	13

Net cash used for financing activities	(17,163)	(7,576)

Net decrease in cash and cash equivalents	(1,372)	(952)
Cash and cash equivalents at beginning of period	1,372	2,318

Cash and cash equivalents at end of period	$—	$1,366

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$125	$1,579
Income taxes	9,528	5,752
Non-cash financing activity:
Cashless exercise of stock options	—	338
Issuance of restricted stock	526	742
Declaration of cash dividends to be paid	545	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss(1)	Equity
Balance at October 1, 2005	9,430	$18,861	$45,003	$(508)	$34,772	$(1,092)	$97,036

Comprehensive income:
Net earnings					15,079		15,079

Comprehensive income(1)							15,079
Stock options exercised	30	60	107				167
Restricted stock granted	19	37	489	(526)			—
Restricted stock shares from dividend		1	4				5
Compensation expense associated with stock-based plans			303	347			650
Excess tax benefits from exercise of stock options			314				314
Repurchase of common stock	(400)	(800)			(7,729)		(8,529)
Cash dividends declared					(1,112)		(1,112)

Balance at April 1, 2006	9,079	$18,159	$46,220	$(687)	$41,010	$(1,092)	$103,610

(1)	Components of accumulated other comprehensive income (loss) are reported net of related income taxes.
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
     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006 or future periods.
(2) Stock-Based Compensation
     Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107. Previously the Company had accounted for stock options according to the provisions of Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, (1) stock compensation expense associated with options granted on or after October 2, 2005 is recorded in accordance with the provisions of SFAS 123R; and (2) stock compensation expense associated with the remaining unvested portion of options granted prior to October 2, 2005 is recorded based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
     As a result of adopting SFAS No. 123R, the Company recorded $83,000 and $303,000 of compensation expense for stock options within selling, general and administrative (“SG&A”) expense for the three- and six-month periods ended April 1, 2006, respectively. This had the effect of reducing earnings from continuing operations before income taxes by $83,000 ($0.01 per basic and diluted share) and $303,000 ($0.02 per basic and diluted share) for the three- and six-month periods ended April 1, 2006, respectively. In the prior year, the Company recorded a $350,000 reduction in compensation expense for the three-month period ended April 2, 2005, and $816,000 of compensation expense for the six-month period ended April 2, 2005 for stock options associated with certain previous option plans that were required to be accounted for as variable plans under the provisions of APB No. 25. Under variable plan accounting, compensation expense was recognized over the vesting period for the excess of the market price over the exercise price and adjusted each reporting period to reflect changes in market valuation. Under the provisions of SFAS No. 123R, these options are now accounted for as equity awards and, since the options were fully vested as of October 2, 2005, no compensation expense is recorded.
     Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flow. SFAS No. 123R requires that such benefits be recorded as a financing cash flow. For the three-month period ended April 1, 2006, $314,000 of excess tax benefits were generated from option exercises. In addition, upon the adoption of SFAS No. 123R, the Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures and determined the amount to be immaterial.
     The remaining unrecognized compensation costs related to unvested awards at April 1, 2006 is $439,000 which is expected to be recognized over a weighted average period of 2.2 years.
     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s option plans for the three- and six months ended April 2, 2005:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Unaudited)	(Unaudited)
	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	April 2, 2005	April 2, 2005
Net earnings — as reported	$5,044	$10,160
Stock-based compensation expense included in reported net earnings, net of related tax effects	(306)	134
Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(19)	(24)

Net earnings — pro forma	$4,719	$10,270

Basic net earnings per share — as reported	$0.54	$1.10
Basic net earnings per share — pro forma	0.51	1.11
Diluted net earnings per share — as reported	0.53	1.07
Diluted net earnings per share — pro forma	0.50	1.09

Basic shares outstanding — as reported and pro forma	9,307	9,242
Diluted shares outstanding — as reported	9,462	9,444
Diluted shares outstanding — pro forma	9,454	9,440
     Under the Company’s stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. The fair value of each option award granted prior to October 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. With the adoption of SFAS 123R, the Company determined that it would use a Monte Carlo valuation model for options that are granted subsequent to October 1, 2005. The estimated fair value of stock options granted during the six months ended April 1, 2006 was $15.16 using the following assumptions:

	Six Months Ended	Six Months Ended
	April 1, 2006	April 2, 2005
Risk-free interest rate	4.80%	4.14%
Dividend yield	0.77%	0.00%
Expected volatility	70.47%	199%
Expected term (in years)	3.55	7.00
     The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield was calculated based on the Company’s annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s stock. The expected term for options was based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving the Black-Scholes-Merton model for the expected term.
     The following table summarizes the stock options outstanding (vested and unvested) as of April 1, 2006, and option activity during the six-month period then ended:

		Exercise Price	Contractual
		Per Share -	Term -	Aggregate
	Options	Weighted	Weighted	Intrinsic
(In thousands except per share and term amounts)	Outstanding	Average	Average	Value
Balance, October 1, 2005	164	$8.96
Granted	16	31.28
Exercised	(30)	5.55		$740

Balance, April 1, 2006	150	12.06	6.6 Years	$6,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     At April 1, 2006, there were 760,000 shares available for future grants under the Company’s stock option plans and options to purchase 98,000 shares were exercisable which had a weighted average exercise price of $7.47, an aggregate intrinsic value of $4.9 million and a weighted average contractual term of 5.2 years.
     Restricted Stock Awards. During the six-month period ended April 1, 2006, the Company granted 18,767 shares of restricted stock to key employees which had a total market value of approximately $526,000 as of the grant date. The following table summarizes restricted stock awards outstanding as of April 1, 2006, and restricted stock activity during the six-month period then ended:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(In thousands except for fair value amounts)	Outstanding	Fair Value
Balance, October 1, 2005	41	$17.95
Granted	19	28.05
Released	(15)	17.43

Balance, April 1, 2006	45	22.25

     The Company recorded amortization expense of $102,000 and $347,000 for the three- and six-month periods ended April 1, 2006, respectively, pertaining to the restricted stock and will continue to amortize the remaining unamortized balance over the vesting period of one to three years. For the quarter ended April 2, 2005, the Company recorded $25,000 of amortization expense for restricted stock.
(3) Deferred Income Tax Assets
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of April 1, 2006: a current deferred income tax asset of $944,000 in prepaid expenses and other, a noncurrent deferred income tax asset of $1.9 million (net of valuation allowance) in other assets, and accrued income taxes payable of $59,000 in accrued expenses. The Company has gross state operating loss carryforwards (“NOLs”) of $15.9 million as of April 1, 2006 which begin to expire in nine years, but principally expire in 17 — 19 years.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in the applicable jurisdictions. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of April 1, 2006, the Company had recorded a valuation allowance of $636,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
(4) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company contributed $197,000 to the Delaware Plan during the six-month period ended April 1, 2006 and it expects to contribute $439,000 for the entire fiscal year ending September 30, 2006. The net periodic pension costs and related components for the Delaware Plan for the three and six months ended April 1, 2006 and April 2, 2005, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands)	2006	2005	2006	2005
Service cost	$19	$23	$38	$46
Interest cost	66	67	132	134
Expected return on plan assets	(60)	(54)	(120)	(108)
Amortization of prior service cost	—	1	—	2
Recognized net actuarial loss	32	38	64	76

Net periodic pension cost	$57	$75	$114	$150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen whereby there will be no new plan participants. The Company intends for the Delaware Plan to eventually cease upon the retirement of the remaining active employees that are participants in the plan and payment of the associated benefit obligations.
     Supplemental employee retirement plan. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. During 2005 the Company amended the SERP to add Participants and increase benefits to certain Participants already included in the plan. The cash benefits paid under the SERPs were $20,000 and $41,000 during the three- and six-month periods ended April 1, 2006 and are expected to be $81,000 for the entire fiscal year ending September 30, 2006. The plan expense associated with the SERPs was $107,000 and $226,000 for the three-month periods ending April 1, 2006 and April 2, 2005, respectively, and $222,000 and $226,000 for the six-month periods ended April 1, 2006 and April 2, 2005, respectively.
     As noted above, the SERP was amended in 2005 to add Participants and increase benefits to certain Participants already included in the plan. However, for certain Participants the Company still maintains the benefits of the SERPs that were in effect prior to the 2005 amendment. These Participants are entitled to fixed cash benefits upon retirement at age 65, payable annually for 15 years. The plan is supported by life insurance polices on the Participants purchased by the Company. The cash benefits paid under this plan were $37,000 during the six-month period ended April 1, 2006 and are expected to be $74,000 for the entire fiscal year ending September 30, 2006. The plan expense was $2,000 and $1,000 for the three-month periods ended April 1, 2006 and April 2, 2005, respectively, and $5,000 and $28,000 for the six-month periods ended April 1, 2006 and April 2, 2005, respectively.
(5) Credit Facilities
     As of April 1, 2006, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. During the six months ended April 1, 2006, the Company repaid the $2.4 million balance on Term Loan A that was previously outstanding on the credit facility as of October 1, 2005. As of April 1, 2006, approximately $3.8 million was outstanding and $57.4 million of additional borrowing capacity was available on the revolving credit facility. Outstanding letters of credit totaled $1.5 million as of April 1, 2006.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of April 1, 2006, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of April 1, 2006, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of April 1, 2006, the Company was in compliance with all of the negative covenants under the credit facility.
     Events of Default
     Under the terms of the credit facility, an event of default will occur with respect to the Company upon the occurrence of, among other things: a default or breach by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts due in excess of $500,000 under such agreement; certain payment defaults by the Company or any of its subsidiaries in excess of $500,000; certain events of bankruptcy or insolvency with respect to the Company; an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or a change of control of the Company.
     Amendment to Credit Facility
     As reflected in the previously stated terms of the credit facility, on January 12, 2006, the credit facility was amended, increasing the commitment amount from $75.0 million to $100.0 million and extending the maturity date by two years to June 2010. Among other changes, the amendment also: (1) reduced the initial applicable LIBOR-based borrowing rate on the revolver by 100 basis points; (2) reduced the initial unused fee by 12.5 basis points; (3) eliminated the annual capital expenditure limitation and the leverage ratio covenant; and (4) eliminated the restrictions on dividends and share repurchases and the fixed charge coverage ratio covenant subject to the maintenance of certain excess borrowing availability thresholds.
(6) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net earnings	$7,401	$5,044	$15,079	$10,160

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	9,143	9,307	9,266	9,242
Dilutive effect of stock-based compensation	89	155	74	202

Weighted average shares outstanding (diluted)	9,232	9,462	9,340	9,444

Net earnings per share:
Basic:
Earnings from continuing operations	$0.81	$0.47	$1.63	$1.02
Gain from discontinued operations	—	0.07	—	0.08

Net earnings	$0.81	$0.54	$1.63	$1.10

Diluted:
Earnings from continuing operations	$0.80	$0.46	$1.61	$1.00
Gain from discontinued operations	—	0.07	—	0.07

Net earnings	$0.80	$0.53	$1.61	$1.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Options to purchase 8,000 shares and 28,000 shares for the three- and six-month periods ended April 1, 2006, respectively, were antidilutive and were not included in the diluted EPS computations. Options to purchase 10,000 shares and 5,000 shares for the three- and six-month periods ended April 2, 2005, respectively, were antidilutive and were not included in the diluted EPS computations. Options to purchase 30,000 shares were exercised during the six-month period ended April 1, 2006 resulting in a $60,000 increase in common stock and a $107,000 increase in additional paid-in capital. Options to purchase 197,000 shares were exercised during the six-month period ended April 2, 2005 resulting in a $394,000 increase in common stock and a $300,000 reduction in additional paid-in capital.
(7) Other Financial Data
     Balance sheet information:

	(Unaudited)
	April 1,	October 1,
(In thousands)	2006	2005
Accounts receivable, net:
Accounts receivable	$41,347	$43,274
Less allowance for doubtful accounts	(457)	(452)

Total	$40,890	$42,822

Inventories:
Raw materials	$25,843	$16,505
Work in process	1,786	1,503
Finished goods	19,332	15,152

Total	$46,961	$33,160

Other assets:
Cash surrender value of life insurance policies	$3,465	$2,834
Capitalized financing costs, net	2,077	2,114
Noncurrent deferred tax asset, net	1,935	1,507
Assets held for sale	583	583
Other	298	287

Total	$8,358	$7,325

Property, plant and equipment, net:
Land and land improvements	$5,078	$5,073
Buildings	32,034	32,034
Machinery and equipment	68,260	64,476
Construction in progress	10,138	6,399

	115,510	107,982
Less accumulated depreciation	(60,208)	(58,048)

Total	$55,302	$49,934

Accrued expenses:
Salaries, wages and related expenses	$3,311	$4,261
Pension	1,693	1,764
Customer rebates	603	1,003
Cash dividends	545	565
Workers’ compensation	468	564
Income taxes	59	382
Other	539	1,037

Total	$7,218	$9,576

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
     Financial information for the Company’s reportable segments is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands)	2006	2005	2006	2005
Concrete reinforcing products:
Net sales	$79,776	$72,015	$155,380	$137,078
Gross profit	16,979	11,589	34,092	24,746
Depreciation expense(1)	1,022	945	2,016	1,857
Assets(2)	126,068	121,559	126,068	121,559
Capital expenditures	5,399	1,068	7,479	1,567

Industrial wire products:
Net sales	$9,203	$9,639	$17,133	$19,240
Gross profit (loss)	(665)	128	(1,147)	694
Depreciation expense(1)	263	261	523	514
Assets(2)	14,426	16,900	14,426	16,900
Capital expenditures	13	138	24	178

Corporate:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Depreciation expense(1)	—	—	—	—
Assets(2)	13,749	17,485	13,749	17,485
Capital expenditures	322	362	589	660

Total:
Net sales	$88,979	$81,654	$172,513	$156,318
Gross profit	16,314	11,717	32,945	25,440
Depreciation expense(1)	1,285	1,206	2,539	2,371
Assets(2)	154,243	155,944	154,243	155,944
Capital expenditures	5,734	1,568	8,092	2,405

(1)	Depreciation expense reflects amount recorded in cost of sales that is included in the measure of gross profit and excludes other amounts that are included in the amount reported on the consolidated statements of cash flows.

(2)	Reportable segment assets reflect accounts receivable, inventories and property, plant and equipment. Corporate assets reflect all other assets included in total consolidated assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) Related Party Transaction
     In connection with the Company’s stock repurchase program, on January 30, 2006, the Company repurchased approximately 400,000 shares of its common stock held by Howard O. Woltz, Jr., chairman of the Company’s board of directors, and his wife. The purchase price for the shares repurchased was $21.322 per share based on a predetermined formula, which represented a 15% discount from the closing price on January 27, 2006.
(10) Subsequent Event
     On April 18, 2006 the Company’s board of directors, upon the recommendation of management, approved the Company’s exit from the industrial wire business and the closure of its Fredericksburg, Virginia manufacturing facility. The Company expects to complete the closure of the plant during the third quarter ending July 1, 2006. In connection with the plant closure, the Company currently estimates that it will record pre-tax charges totaling approximately $4.0 million during the third quarter for non-cash impairment losses to write down the carrying values of the assets to be sold ($2.7 million), and cash outlays for employee termination benefits and contractual obligations ($1.3 million). The actual charges recorded will not be known until the Company has finalized the details of its closure plan and its determination of the assets to be sold, and prepared or obtained updated estimates of the related fair values. The results for the industrial wire business will be excluded from continuing operations and reported as a discontinued operation in the Company’s financial reporting beginning with the third quarter.
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
     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which the Company operates;

•	the continuation of favorable demand trends for the Company’s concrete reinforcing products resulting from increases in spending for nonresidential and infrastructure construction together with post-hurricane reconstruction requirements in the Gulf region of the United States;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

•	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or the Company’s products;

•	interest rate volatility;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the Company’s ability to further develop the market for engineered structural mesh (“ESM”) and expand its shipments;

•	the timely and successful completion of the expansions of the Company’s ESM and PC strand operations;

•	the impact and costs associated with the Company’s exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in medical costs that affect employee benefit expenses; and

•	the “Risk Factors” discussed in the Company’s Form 10-K for the year ended October 1, 2005.
Overview
     The Company’s operations are organized into two business units: Concrete Reinforcing Products and Industrial Wire Products, each of which constitutes a reportable segment. The Concrete Reinforcing Products business unit manufactures and markets welded wire reinforcement and PC strand for the concrete construction industry. The Industrial Wire Products business unit manufactures and markets tire bead wire for tire manufacturers and industrial wire for commercial and industrial applications. As noted above, on April 18, 2006 the Company’s board of directors, upon the recommendation of management, approved the Company’s exit from the industrial wire business and the closure of its Fredericksburg, Virginia manufacturing facility. The Company expects to complete the closure of the plant during the third quarter ending July 1, 2006 (see Note 10 to the consolidated financial statements).
Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	April 1,		April 2,	April 1,		April 2,
	2006	Change	2005	2006	Change	2005
Net sales:
Concrete reinforcing products	$79,776	11%	$72,015	$155,380	13%	$137,078
Industrial wire products	9,203	(5%)	9,639	17,133	(11%)	19,240

Total	88,979	9%	81,654	172,513	10%	156,318
Gross profit (loss):
Concrete reinforcing products	$16,979	47%	$11,589	$34,092	38%	$24,746
Industrial wire products	(665)	N/M	128	(1,147)	N/M	694

Total	16,314	39%	11,717	32,945	30%	25,440
Percentage of net sales	18.3%		14.3%	19.1%		16.3%
Selling, general and administrative expense	$4,497	14%	$3,929	$8,659	7%	$8,109
Percentage of net sales	5.1%		4.8%	5.0%		5.2%
Interest expense	$170	(86%)	$1,227	$431	(86%)	$3,037
Effective income tax rate	36.8%		34.4%	37.6%		34.0%
Earnings from continuing operations	$7,401	70%	$4,346	$15,079	59%	$9,462
Discontinued operations:
Gain on disposal of Insteel Construction Systems (net of income taxes)	$—	(100%)	$698	$—	(100%)	$698
Net earnings	7,401	47%	5,044	15,079	48%	10,160

“N/M” = not meaningful

Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005
Net Sales
     Net sales for the second quarter of 2006 increased 9% to $89.0 million from $81.7 million in the same year-ago period as higher shipments of the Company’s concrete reinforcing products more than offset lower average selling prices. Shipments for the quarter rose 20% while average selling prices decreased 9% from the prior year levels. The increase in shipments was primarily due to the continued improvement in nonresidential construction activity and demand for the Company’s concrete reinforcing products during the current quarter together with the completion of the inventory reduction measures pursued by customers during the prior year. The reduction in average selling prices was primarily related to the decrease in the Company’s raw material costs that occurred over the same period. Sales of concrete reinforcing products increased 11% to $79.8 million, or 90% of consolidated sales from $72.0 million, or 88% of consolidated sales in the year-ago quarter. Shipments of concrete reinforcing products increased 22% while average selling prices decreased 9% from the prior year levels. Sales of industrial wire products decreased 5% to $9.2 million, or 10% of consolidated sales from $9.6 million, or 12% of consolidated sales in the year-ago quarter. Shipments of industrial wire products increased 4% while average selling prices decreased 8% from the prior year levels.
Gross Profit
     Gross profit for the second quarter of 2006 increased 39% to $16.3 million, or 18.3% of net sales from $11.7 million, or 14.3% of net sales in the same year-ago period. The increase in gross profit was primarily driven by higher shipments together with lower unit conversion costs resulting from higher production levels. Gross profit for the Company’s concrete reinforcing products increased 47% to $17.0 million, or 21.3% of net sales from $11.6 million, or 16.1% of net sales in the prior year due to higher shipments and lower unit conversion costs. Industrial wire products incurred a gross loss of $665,000 compared to gross profit of $128,000 in the prior year due to competitive pricing pressures which reduced spreads between average selling prices and raw material costs together with higher unit conversion costs.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2006 increased 14% to $4.5 million, or 5.1% of net sales from $3.9 million, or 4.8% of net sales in the same year-ago period. The Company adopted SFAS No. 123R as of the beginning of the current year which requires all share-based payments to be recognized as expense over the requisite service period based upon their fair values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense for the quarter amounted to $185,000. Although the Company elected to adopt SFAS No. 123R using the modified prospective method, the prior year amounts also reflect stock-based compensation expense due to certain previous option plans that were required to be accounted for as variable plans. Under variable plan accounting, compensation expense was recognized over the vesting period for the excess of the market price over the exercise price and adjusted to reflect changes in market valuation. As a result, SG&A expense for the prior year included a $353,000 reduction in stock-based compensation expense resulting from the decrease in the Company’s share price that occurred during the prior year quarter. Under the provisions of SFAS No. 123R, no compensation expense was recorded for these options in the current year. Excluding the stock-based compensation expense from both periods, SG&A expense was flat relative to the same year-ago period.
Interest Expense
     Interest expense for the second quarter of 2006 decreased $1.1 million, or 86%, to $170,000 from $1.2 million in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($722,000) and lower amortization expense primarily associated with the unrealized loss on the terminated interest rate swaps that was recorded in the prior year ($358,000).
Income Taxes
     The effective income tax rate for the second quarter of 2006 increased to 36.8% from 34.4% in the same year-ago period. The lower effective rate in the prior year was primarily due to disqualifying dispositions of incentive stock options which lowered the Company’s taxable income and a reduction in the valuation allowance on deferred income tax assets based upon the Company’s utilization of state net operating loss carryforwards against which an allowance had previously been established.

Earnings From Continuing Operations
     The Company’s earnings from continuing operations for the second quarter of 2006 increased 70% to $7.4 million from $4.3 million in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year.
Discontinued Operations
     In the prior year quarter, the Company recorded a $698,000 gain (net of income taxes of $428,000) on the disposal of real estate and the settlement on the release of an equipment lien associated with Insteel Construction Systems (“ICS”), a discontinued operation. In May 1997, the Company sold the assets of ICS to ICS 3-D Panel Works, Inc. (“ICSPW”), a new corporation organized by the division’s management group. Howard O. Woltz, Jr., Chairman of the Company’s board of directors, is a principal Shareholder and a member of the board of directors of ICSPW. The real estate associated with ICS had been retained by the Company and leased to ICSPW while the equipment was sold to ICSPW with the Company retaining a secured interest.
Net Earnings
     The Company’s net earnings for the second quarter of 2006 increased 47% to $7.4 million, or $0.80 per diluted share from $5.0 million, or $0.53 per diluted share, in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year. Excluding the gain on the disposal of assets associated with a discontinued operation, earnings from continuing operations for the prior year period were $4.3 million, or $0.46 per diluted share.
First Half of Fiscal 2006 Compared With First Half of Fiscal 2005
Net Sales
     Net sales for the first half of 2006 increased 10% to $172.5 million from $156.3 million in the same year-ago period as higher shipments of the Company’s concrete reinforcing products more than offset lower average selling prices. Shipments for the six-month period rose 22% while average selling prices decreased 9% from the prior year levels. The increase in shipments was primarily due to the continued improvement in nonresidential construction activity and demand for the Company’s concrete reinforcing products during the current year together with the completion of the inventory reduction measures pursued by customers during the prior year. The reduction in average selling prices was primarily related to the decrease in the Company’s raw material costs that occurred over the same period. Sales of concrete reinforcing products increased 13% to $155.4 million, or 90% of consolidated sales from $137.1 million, or 88% of consolidated sales in the year-ago period. Shipments of concrete reinforcing products increased 25% while average selling prices decreased 9% from the prior year levels. Sales of industrial wire products decreased 11% to $17.1 million, or 10% of consolidated sales from $19.2 million, or 12% of consolidated sales in the year-ago period. Shipments of industrial wire products decreased 2% while average selling prices decreased 9% from the prior year levels.
Gross Profit
     Gross profit for the first half of 2006 increased 30% to $32.9 million, or 19.1% of net sales from $25.4 million, or 16.3% of net sales in the same year-ago period. The increase in gross profit was primarily driven by higher shipments together with lower unit conversion costs. Gross profit for the Company’s concrete reinforcing products increased 38% to $34.1 million, or 21.9% of net sales from $24.7 million, or 18.1% of net sales in the prior year due to higher shipments and lower unit conversion costs. Industrial wire products incurred a gross loss of $1.1 million compared to gross profit of $694,000 in the prior year due to lower shipments and competitive pricing pressures which reduced spreads between average selling prices and raw material costs together with higher unit conversion costs.
Selling, General and Administrative Expense
     SG&A expense for the first half of 2006 increased 7% to $8.7 million, or 5.0% of net sales from $8.1 million, or 5.2% of net sales in the same year-ago period. The Company adopted SFAS No. 123R as of the beginning of the current year which requires all share-based payments to be recognized as expense over the requisite service period based upon their fair values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense for the six-month period amounted to $650,000. Although the Company elected to adopt SFAS No. 123R using the modified prospective method, the prior year amounts also reflect stock-based compensation expense due to certain previous option plans that were required to be accounted for as variable plans. Under variable plan accounting, compensation expense was recognized over the vesting period for the excess of the market price over the exercise price and adjusted to reflect changes in market valuation. As a result, SG&A expense for the prior year included $816,000 of stock-based compensation expense resulting from the increase in the Company’s share price that occurred during the prior year period. Under the provisions of SFAS No. 123R, no compensation expense was recorded for these options in the current year. Excluding the stock-based compensation expense from both periods, SG&A expense increased $716,000 primarily due to higher employee benefit costs.
Interest Expense
     Interest expense for the first half of 2006 decreased 86% to $431,000 from $3.0 million in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($1.5 million) and lower amortization expense primarily associated with the unrealized loss on the terminated interest rate swaps that was recorded in the prior year ($1.1 million).
Income Taxes
     The effective income tax rate for the first half of 2006 increased to 37.6% from 34.0% in the same year-ago period. The lower effective rate in the prior year was primarily due to disqualifying dispositions of incentive stock options which lowered the Company’s taxable income and a reduction in the valuation allowance on deferred income tax assets based upon the Company’s utilization of state net operating loss carryforwards against which an allowance had previously been established.
Earnings From Continuing Operations
     The Company’s earnings from continuing operations for the first half of 2006 increased 59% to $15.1 million from $9.5 million in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year.
Discontinued Operations
     In the prior year period, the Company recorded a $698,000 gain (net of income taxes of $428,000) on the disposal of real estate and the settlement on the release of an equipment lien associated with Insteel Construction Systems (“ICS”), a discontinued operation. In May 1997, the Company sold the assets of ICS to ICS 3-D Panel Works, Inc. (“ICSPW”), a new corporation organized by the division’s management group. Howard O. Woltz, Jr., Chairman of the Company’s board of directors, is a principal Shareholder and a member of the board of directors of ICSPW. The real estate associated with ICS had been retained by the Company and leased to ICSPW while the equipment was sold to ICSPW with the Company retaining a secured interest.
Net Earnings
     The Company’s net earnings for the first half of 2006 increased 48% to $15.1 million, or $1.61 per diluted share from $10.2 million, or $1.07 per diluted share, in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year. Excluding the gain on the disposal of assets associated with a discontinued operation, earnings from continuing operations for the prior year period were $9.5 million, or $1.00 per diluted share.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Six Months Ended
	April 1,	April 2,
	2006	2005
Net cash provided by operating activities	$24,592	$8,273
Net cash used for investing activities	(8,801)	(1,649)
Net cash used for financing activities	(17,163)	(7,576)
Total long-term debt	3,800	45,267
Percentage of total capital	4%	35%
Shareholders’ equity	$103,610	$83,426
Percentage of total capital	96%	65%
Total capital (total long-term debt + shareholders’ equity)	$107,410	$128,693
Cash Flow Analysis
     Operating activities provided $24.6 million of cash for the first half of 2006 compared to $8.3 million in the same year-ago period. The year-to-year change was largely due to a $12.5 million improvement in the cash provided by the net working capital components of receivables, inventories, accounts payable and accrued expenses, which provided $5.8 million in the current year while using $6.7 million in the same year-ago period, and the $4.9 million increase in net earnings. The cash provided by the reduction in working capital in the current year was driven by a $17.7 million increase in accounts payable and accrued expenses primarily due to higher purchases and a more favorable mix of vendor payment terms which more than offset the seasonal $13.3 million increase in inventories and $1.9 million decrease in receivables.
     Investing activities used $8.8 million of cash for the first half of 2006 compared to $1.6 million in the same year-ago period primarily due to increasing capital expenditures related to the expansion of the Company’s engineered structural mesh (“ESM”) and PC strand businesses. Capital expenditures are expected to rise to $13.0 million in 2006 and $13.0 million in 2007 with the largest outlays earmarked for the completion of the expansion and reconfiguration of the Company’s Tennessee PC strand operation in 2006, the addition of another ESM line in 2006, a third ESM line in 2007 and various upgrades to the Florida PC strand operation in 2007. The actual timing of these expenditures as well as the amounts are subject to change based on adjustments in the project timelines, future market conditions and the Company’s financial performance.
     Financing activities used $17.2 million of cash for the first half of 2006 compared to $7.6 million in the same year-ago period primarily due to the $8.5 million of share repurchases and $1.1 million of cash dividend payments that occurred during the current year.
     The Company’s total debt-to-capital ratio decreased to 4% at April 1, 2006 from 35% at April 2, 2005 due to the combined impact of a $41.5 million reduction in debt and a $20.2 million increase in shareholders’ equity over the year-ago levels. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its expected working capital, capital expenditure, dividend and possible share repurchase requirements.
Credit Facilities
     As of April 1, 2006, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. During the six months ended April 1, 2006, the Company repaid the $2.4 million balance on Term Loan A that was previously outstanding on the credit facility as of October 1, 2005. As of April 1, 2006, approximately $3.8 million was outstanding and $57.4 million of additional borrowing capacity was available on the revolving credit facility. Outstanding letters of credit totaled $1.5 million as of April 1, 2006.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of April 1, 2006, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of April 1, 2006, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of April 1, 2006, the Company was in compliance with all of the negative covenants under the credit facility.
     Events of Default
     Under the terms of the credit facility, an event of default will occur with respect to the Company upon the occurrence of, among other things: a default or breach by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts due in excess of $500,000 under such agreement; certain payment defaults by the Company or any of its subsidiaries in excess of $500,000; certain events of bankruptcy or insolvency with respect to the Company; an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or a change of control of the Company.
     Amendment to Credit Facility
     As reflected in the previously stated terms, on January 12, 2006, the credit facility was amended, increasing the commitment amount from $75.0 million to $100.0 million and extending the maturity date by two years to June 2010. Among other changes, the amendment also: (1) reduced the initial applicable LIBOR-based borrowing rate on the revolver by 100 basis points; (2) reduced the initial unused fee by 12.5 basis points; (3) eliminated the annual capital expenditure limitation and the leverage ratio covenant; and (4) eliminated the restrictions on dividends and share repurchases and the fixed charge coverage ratio covenant subject to the maintenance of certain excess borrowing availability thresholds.
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
Outlook
     The Company believes that the increased demand for its concrete reinforcing products during the first half of the year was driven by the continued recovery in private nonresidential construction spending from the depressed levels of recent years together with the completion of inventory reduction measures within its customer base that reduced order levels during most of 2005. The Company currently expects that the favorable demand trend will continue during the year and be augmented by: (1) higher government spending for infrastructure-related construction associated with the recent enactment of the transportation funding authorization at the federal level together with the improved fiscal positions of most states; and (2) the post-hurricane reconstruction that will be required in the Gulf region. The Company believes that these factors had a minimal effect on shipments during the first half of the year, but anticipates that they will have a gradually increasing impact on demand for the Company’s concrete reinforcing products later in the year and into 2007. The continuation of favorable market conditions is expected to support the maintenance of gross margins and spreads between selling prices and raw material costs at attractive levels and enable the Company to attain further reductions in unit conversion costs through higher operating volumes. In addition, following the Company’s exit from the industrial wire business and the closure of its Fredericksburg, Virginia manufacturing facility that is expected to be completed during the third quarter, the associated losses (gross loss of $1.1 million through the six months ended April 1, 2006) will no longer have a negative impact on the Company’s operating results.
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
     In 2005, work stoppages at two wire rod production facilities in North America caused the supply of wire rod to tighten materially and domestic prices to rise. In January 2006, one of the facilities reached an agreement with its workforce and has restarted it operations. The second facility is also expected to resume operations with its existing workforce, although a labor agreement has not been finalized. In November 2005, five domestic producers of wire rod filed antidumping petitions against offshore wire rod producers that represented 54% of the imported wire rod supply for the year preceding the filing of the petitions. In December 2005, the U.S. International Trade Commission ruled that there was insufficient evidence of injury to the domestic industry and terminated its investigation of the petitions. Although wire rod prices remained relatively stable during the quarter due to the increasing demand, the combination of these recent developments has expanded raw material supply alternatives and availability for the Company to a level that is sufficient to satisfy its requirements.
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
Commodity Prices
     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is hot-rolled carbon steel wire rod, the Company’s primary raw material, which is purchased from both domestic and foreign suppliers and denominated in U.S. dollars. Historically the Company has typically negotiated quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods, depending upon market conditions, to manage its exposure to price fluctuations and to ensure adequate availability of material consistent with its requirements. The Company’s ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and the Company’s selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which it is unable to fully recover increased rod costs through higher selling prices, which reduces its gross profit and cash flow from operations.
Interest Rates
     The Company has debt obligations that are sensitive to changes in interest rates under its senior secured credit facility. However, at April 1, 2006, the Company’s outstanding balance on the credit facility was $3.8 million and, accordingly, changes in interest rates are not expected to materially impact the Company unless its borrowings were to materially increase.
Foreign Exchange Exposure
     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of April 1, 2006.
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
     There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 12, 2006, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s outstanding common stock over a period of up to twelve months ending January 12, 2007. Through April 1, 2006, the Company had purchased approximately $8.5 million of its common stock through the program. The repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be modified, suspended, extended or terminated by the Company at any time without prior notice.

			Total Number of
			Shares Purchased	Maximum Number (or
			as Part of Publicly	Approximate Dollar Value) of
	Total Number of	Average Price	Announced Plan	Shares that May Yet Be Purchased
(In thousands except per share amounts	Shares Purchased	Paid per Share	or Program	Under the Plan or Program

January 1, 2006 — February 4, 2006	400	$21.32	400	$6,500
February 5, 2006 — March 4, 2006	—	—	—	6,500
March 5, 2006 — April 1, 2006	—	—	—	6,500

Total	400		400

Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its 2006 Annual Meeting of Shareholders on February 14, 2006. The Company’s shareholders elected two directors to serve for three-year terms ending in 2009. Voting results were as follows:

	Votes
Election of Directors:	For	Withheld
H.O. Woltz III	8,018,930	573,139
Charles B. Newsome	8,543,892	48,177
Item 6. Exhibits
a. Exhibits:
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.
Registrant

Date: May 5, 2006	By:	/s/ H.O. Woltz III

H.O. Woltz III
President and Chief Executive Officer

Date: May 5, 2006	By:	/s/ Michael C. Gazmarian

Michael C. Gazmarian
Chief Financial Officer and Treasurer