Form 10-Q
period 2006-07-01
INSTEEL INDUSTRIES INC
filed 2006-08-07
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2006
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
Yes ☐       No ☑
     The number of shares outstanding of the registrant’s common stock as of August 4, 2006 was 18,167,423.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 1,	October 1,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,675	$1,371
Accounts receivable, net	41,031	38,601
Inventories	42,045	31,569
Prepaid expenses and other	2,227	3,647
Current assets of discontinued operations	7,282	5,829

Total current assets	95,260	81,017
Property, plant and equipment, net	49,177	40,970
Other assets	8,438	7,325
Non-current assets of discontinued operations	3,635	8,964

Total assets	$156,510	$138,276

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,523	$15,449
Accrued expenses	8,901	9,283
Current portion of long-term debt	—	2,376
Current liabilities of discontinued operations	2,354	2,247

Total current liabilities	42,778	29,355
Long-term debt	—	9,484
Other liabilities	2,334	2,401
Long-term liabilities of discontinued operations	305	—
Shareholders’ equity:
Common stock	18,167	18,861
Additional paid-in capital	46,253	45,003
Deferred stock compensation	(581)	(508)
Retained earnings	48,346	34,772
Accumulated other comprehensive loss	(1,092)	(1,092)

Total shareholders’ equity	111,093	97,036

Total liabilities and shareholders’ equity	$156,510	$138,276

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$91,644	$85,646	$247,024	$222,724
Cost of sales	73,158	67,694	194,446	180,026

Gross profit	18,486	17,952	52,578	42,698
Selling, general and administrative expense	3,965	3,665	12,538	11,690
Other expense (income), net	(20)	5	(249)	14
Interest expense	148	601	532	3,013
Interest income	(25)	—	(108)	—

Earnings from continuing operations before income taxes	14,418	13,681	39,865	27,981
Income taxes	5,353	5,081	14,941	9,897

Earnings from continuing operations	9,065	8,600	24,924	18,084
Earnings (loss) from discontinued operations net of income taxes of ($774), ($66), ($1,270) and $350	(1,183)	(101)	(1,963)	575

Net earnings	$7,882	$8,499	$22,961	$18,659

Per share amounts:(1)
Basic:
Earnings from continuing operations	$0.50	$0.46	$1.36	$0.97
Earnings (loss) from discontinued operations	(0.07)	(0.01)	(0.11)	0.03

Net earnings	$0.43	$0.45	$1.25	$1.00

Diluted:
Earnings from continuing operations	$0.50	$0.46	$1.35	$0.96
Earnings (loss) from discontinued operations	(0.07)	(0.01)	(0.11)	0.03

Net earnings	$0.43	$0.45	$1.24	$0.99

Cash dividends declared	$0.03	$0.03	$0.09	$0.03

Weighted average shares outstanding:(1)
Basic	18,075	18,756	18,380	18,582

Diluted	18,263	18,990	18,541	18,930

(1) Amounts have been adjusted to reflect the two-for-one stock split that was distributed on June 16, 2006.
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 1,	July 2,
	2006	2005
Cash Flows From Operating Activities:
Net earnings	$22,961	$18,659
Loss (earnings) from discontinued operations	1,963	(575)

Earnings from continuing operations	24,924	18,084
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,421	3,102
Amortization of capitalized financing costs	408	480
Amortization of unrealized loss on financial instruments	—	837
Stock-based compensation expense	840	487
Excess tax benefits from exercise of stock options	(254)	—
Loss (gain) on sale of property, plant and equipment	(2)	49
Deferred income taxes	(646)	(1,510)
Increase in cash surrender value of life insurance over premiums paid	(162)	—
Net changes in assets and liabilities:
Accounts receivable, net	(2,430)	3,971
Inventories	(10,476)	(10,484)
Accounts payable and accrued expenses	15,975	11,034
Other changes	1,370	2,285

Total adjustments	8,044	10,251

Net cash provided by operating activities — continuing operations	32,968	28,335
Net cash provided by operating activities — discontinued operations	2,408	3,063

Net cash provided by operating activities	35,376	31,398

Cash Flows From Investing Activities:
Capital expenditures	(11,677)	(4,675)
Proceeds from sale of property, plant and equipment	51	27
Increase in cash surrender value of life insurance policies	(558)	(621)

Net cash used for investing activities — continuing operations	(12,184)	(5,269)
Net cash provided by (used for) investing activities — discontinued operations	(37)	1,149

Net cash used for investing activities	(12,221)	(4,120)

Cash Flows From Financing Activities:
Proceeds from long-term debt	134,839	247,394
Principal payments on long-term debt	(146,699)	(275,503)
Financing costs	(307)	(23)
Cash received from exercise of stock options	181	152
Excess tax benefits from exercise of stock options	254	—
Repurchase of common stock	(8,529)	—
Cash dividends paid	(1,678)	—
Other	87	42

Net cash used for financing activities — continuing operations	(21,852)	(27,938)
Net cash used for financing activities — discontinued operations	—	(560)

Net cash used for financing activities	(21,852)	(28,498)

Net increase (decrease) in cash and cash equivalents	1,303	(1,220)
Cash and cash equivalents at beginning of period	1,372	2,318

Cash and cash equivalents at end of period	$2,675	$1,098

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$187	$2,168
Income taxes	13,393	7,406
Non-cash financing activity:
Cashless exercise of stock options	—	338
Issuance of restricted stock	526	742
Declaration of cash dividends to be paid	545	566
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss(1)	Equity
Balance at October 1, 2005	18,860	$18,861	$45,003	$(508)	$34,772	$(1,092)	$97,036

Comprehensive income:
Net earnings					22,961		22,961

Comprehensive income							22,961
Stock options exercised	68	68	113				181
Restricted stock granted	38	37	489	(526)			—
Restricted stock shares from dividend	1	1	7				8
Compensation expense associated with stock-based plans			387	453			840
Excess tax benefits from exercise of stock options			254				254
Repurchase of common stock	(800)	(800)			(7,729)		(8,529)
Cash dividends declared					(1,658)		(1,658)

Balance at July 1, 2006	18,167	$18,167	$46,253	$(581)	$48,346	$(1,092)	$111,093

(1) Components of accumulated other comprehensive loss are reported net of related income taxes.
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
     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three- and nine-month periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006 or future periods.
(2) Discontinued Operations
     In April 2006, the Company decided to exit the industrial wire business with the closure of its Fredericksburg, Virginia facility which manufactured tire bead wire and other industrial wire for commercial and industrial applications. The Company’s decision was based on the weakening in the business outlook for the facility and the expected continuation of difficult market conditions and reduced operating levels. Manufacturing activities at the Virginia facility ceased in June 2006 and the Company is currently in the process of liquidating the assets of the business.
     The Company has determined that the exit from the industrial wire business meets the criteria of a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations and related non-recurring closure costs associated with the industrial wire business have been reported as discontinued operations for all periods presented. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.
     The following table summarizes the results of discontinued operations for the three- and nine-month periods ended July 1, 2006 and July 2, 2005, respectively:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$4,819	$8,774	$21,952	$28,014
Earnings (loss) before income taxes	(1,957)	(167)	(3,233)	925
Income taxes	(774)	(66)	(1,270)	350
Net earnings (loss)	(1,183)	(101)	(1,963)	575
     Included within results from discontinued operations is an allocation of interest expense which was calculated based on the net assets of the industrial wire business relative to the consolidated net assets of the Company. Interest expense allocated to discontinued operations was $14,000 and $61,000 for the three- and nine-month periods ended July 1, 2006, respectively, and $111,000 and $736,000 for the three- and nine-month periods ended July 2, 2005, respectively.
     Additionally, included within the net earnings (loss) from discontinued operations for the prior year is a gain on the disposal of real estate, the collection of a note receivable and the settlement on the release of an equipment lien associated with Insteel Construction Systems (“ICS”), a discontinued operation that the Company had previously exited in 1997. The gain from ICS for the three- and nine-month periods ended July 2, 2005 was $154,000 and $1.3 million, respectively.

     Assets and liabilities of discontinued operations as of July 1, 2006 and October 1, 2005 were as follows:

	July 1,	October 1,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$—	$1
Accounts receivable, net	1,951	4,221
Inventories	563	1,591
Prepaid expenses and other	25	16
Assets held for sale	4,743	—

Total current assets	7,282	5,829
Assets held for sale	3,635	—
Property, plant and equipment, net	—	8,964

Total assets	$10,917	$14,793

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,638	$1,954
Accrued expenses	716	293

Total current liabilities	2,354	2,247
Other liabilities	305	—

Total liabilities	$2,659	$2,247

     As of July 1, 2006 there was approximately $811,000 of accrued expenses and other liabilities related to employee severance costs, ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
     Subsequent to the quarter ended July 1, 2006, the Company completed the sale of certain machinery and equipment that had been associated with the industrial wire business for $6.0 million. In connection with the sale, the Company will record a pre-tax gain of $1.3 million from discontinued operations during its fourth quarter ending September 30, 2006.
(3) Stock Split
     On May 16, 2006, the Board of Directors approved a two-for-one split of the Company’s common stock. The stock split was payable in the form of a stock dividend and entitled each shareholder of record on June 2, 2006 to receive one share of common stock for every outstanding share of common stock held on that date. The stock dividend was distributed on June 16, 2006. Unless otherwise indicated, the capital stock accounts and all share and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented.
(4) Stock-Based Compensation
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
     As a result of adopting SFAS No. 123R, the Company recorded $84,000 and $387,000 of compensation expense for stock options within selling, general and administrative (“SG&A”) expense for the three- and nine-month periods ended July 1, 2006, respectively. This had the effect of reducing earnings from continuing operations before income taxes by $84,000 ($0.01 per basic and diluted share) and $387,000 ($0.02 per basic and diluted share) for the three- and nine-month periods ended July 1, 2006, respectively. In the prior year, the Company recorded a $329,000 reduction in compensation expense for the three-month period ended July 2, 2005, and $487,000 of compensation expense for the nine-month period ended July 2, 2005 for stock options associated with certain previous option plans that were required to be accounted for as variable plans under the provisions of APB No. 25. Under variable plan accounting, compensation expense was recognized over the vesting period for the excess of the market price over the exercise price and adjusted each reporting period to reflect changes in market valuation. Under the provisions of SFAS No. 123R, these options are now accounted for as equity awards and, since the options were fully vested as of October 2, 2005, no compensation expense is recorded.
     Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flow. SFAS No. 123R requires that such benefits be recorded as a financing cash flow. For the three-month period ended July 1, 2006, $254,000 of excess tax benefits were generated from option exercises. In addition, upon the adoption of SFAS No. 123R, the Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures and determined the amount to be immaterial.
     The remaining unrecognized compensation costs related to unvested awards at July 1, 2006 is $354,000 which is expected to be recognized over a weighted average period of 2.1 years.
     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s option plans for the three- and nine-month periods ended July 2, 2005:

	(Unaudited)	(Unaudited)
	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	July 2, 2005	July 2, 2005
Net earnings — as reported	$8,499	$18,659
Stock-based compensation expense included in reported net earnings, net of related tax effects	(348)	(214)
Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(52)	(76)

Net earnings — pro forma	$8,099	$18,369

Basic net earnings per share — as reported	$0.45	$1.00
Basic net earnings per share — pro forma	0.43	0.99
Diluted net earnings per share — as reported	0.45	0.99
Diluted net earnings per share — pro forma	0.43	0.97

Basic shares outstanding — as reported and pro forma	18,756	18,582
Diluted shares outstanding — as reported	18,990	18,930
Diluted shares outstanding — pro forma	18,970	18,918
     Under the Company’s stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. The fair value of each option award granted prior to October 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. With the adoption of SFAS 123R, the Company determined that it would use a Monte Carlo valuation model for options that are granted subsequent to October 1, 2005. The estimated fair value of stock options granted during the nine month period ended July 1, 2006 was $15.16 using the following assumptions:

	Nine Months Ended	Nine Months Ended
	July 1, 2006	July 2, 2005
Risk-free interest rate	4.80%	4.14%
Dividend yield	0.77%	0.00%
Expected volatility	70.47%	199%
Expected term (in years)	3.55	7.00
     The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield was calculated based on the Company’s annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s stock. The expected term for options was based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term.
     The following table summarizes the stock options outstanding (vested and unvested) as of July 1, 2006, and option activity during the nine-month period then ended:

		Exercise Price	Contractual
		Per Share -	Term -	Aggregate
	Options	Weighted	Weighted	Intrinsic
(In thousands except per share and term amounts)	Outstanding	Average	Average	Value
Balance, October 1, 2005	328	$4.48
Granted	32	15.64
Exercised	(68)	2.65		$902

Balance, July 1, 2006	292	6.15	6.45 years	$5,265

     At July 1, 2006, there were 1,520,000 shares available for future grants under the Company’s equity incentive plans and options to purchase 189,000 shares were exercisable which had a weighted average exercise price of $3.82, an aggregate intrinsic value of $3.9 million and a weighted average contractual term of 5.0 years.
     Restricted Stock Awards. During the nine-month period ended July 1, 2006, the Company granted 37,534 shares of restricted stock to key employees which had a total market value of approximately $526,000 as of the grant date. The following table summarizes restricted stock awards outstanding as of July 1, 2006, and restricted stock activity during the nine-month period then ended:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(In thousands except for fair value amounts)	Outstanding	Fair Value
Balance, October 1, 2005	82	$8.98
Granted	38	14.03
Released	(30)	8.72

Balance, July 1, 2006	90	11.13

     The Company recorded amortization expense of $106,000 and $453,000 pertaining to the restricted stock for the three- and nine-month periods ended July 1, 2006, respectively, and $97,000 and $138,000 for the three- and nine-month periods ended July 2, 2005, respectively. The Company will continue to amortize the remaining unamortized balance over the vesting period of one to three years.
(5) Income Taxes
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of July 1, 2006: a current deferred income tax asset of $982,000 in prepaid expenses and other, a noncurrent deferred income tax asset of $2.1 million (net of valuation allowance) in other assets, and accrued income taxes payable of $1.1 million in accrued expenses. The Company has gross state operating loss carryforwards (“NOLs”) of $15.9 million as of July 1, 2006 which begin to expire in seven years, but principally expire in 16 - 17 years.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in the applicable jurisdictions. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of July 1, 2006, the Company had recorded a valuation allowance of $599,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of FIN No. 48 and any impact on its financial position cannot be readily determined at this time.

(6) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company contributed $358,000 to the Delaware Plan during the nine-month period ended July 1, 2006 and it expects to contribute $439,000 for the entire fiscal year ending September 30, 2006. The net periodic pension costs and related components for the Delaware Plan for the three- and nine-month periods ended July 1, 2006 and July 2, 2005, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2006	2005	2006	2005
Service cost	$19	$23	$57	$69
Interest cost	66	67	198	201
Expected return on plan assets	(60)	(54)	(180)	(162)
Amortization of prior service cost	—	1	—	3
Recognized net actuarial loss	32	38	96	114

Net periodic pension cost	$57	$75	$171	$225

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
(7) Credit Facilities
     As of July 1, 2006, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. During the nine month period ended July 1, 2006, the Company repaid the $2.4 million balance on Term Loan A that was previously outstanding on the credit facility as of October 1, 2005. As of July 1, 2006, no borrowings were outstanding on the revolving credit facility and $58.9 million of borrowing capacity was available. Outstanding letters of credit totaled $1.7 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% – 0.50% for the base rate and 1.25% – 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of July 1, 2006, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of July 1, 2006, the Company was in compliance with all of the financial covenants under the credit facility.

     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of July 1, 2006, the Company was in compliance with all of the negative covenants under the credit facility.
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
     Previous Amendment to Credit Facility
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
(8) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) for the three- and nine-month periods ended July 1, 2006 and July 2, 2005, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net earnings	$7,882	$8,499	$22,961	$18,659

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	18,075	18,756	18,380	18,582
Dilutive effect of stock-based compensation	188	234	161	348

Weighted average shares outstanding (diluted)	18,263	18,990	18,541	18,930

Net earnings per share:
Basic:
Earnings from continuing operations	$0.50	$0.46	$1.36	$0.97
Earnings (loss) from discontinued operations	(0.07)	(0.01)	(0.11)	0.03

Net earnings	$0.43	$0.45	$1.25	$1.00

Diluted:
Earnings from continuing operations	$0.50	$0.46	$1.35	$0.96
Earnings (loss) from discontinued operations	(0.07)	(0.01)	(0.11)	0.03

Net earnings	$0.43	$0.45	$1.24	$0.99

     Antidilutive options excluded from the diluted EPS computations were 21,000 shares and 45,000 shares for the three- and nine-month periods ended July 1, 2006, respectively, and 58,000 shares and 26,000 shares for the three- and nine-month periods ended July 2, 2005, respectively. Options to purchase 68,000 shares were exercised during the nine-month period ended July 1, 2006 resulting in a $68,000 increase in common stock and a $113,000 increase in additional paid-in capital.

(9) Other Financial Data
     Balance sheet information:

	July 1,	October 1,
(In thousands)	2006	2005
Accounts receivable, net:
Accounts receivable	$41,438	$39,011
Less allowance for doubtful accounts	(407)	(410)

Total	$41,031	$38,601

Inventories:
Raw materials	$25,828	$15,392
Work in process	1,611	1,318
Finished goods	14,606	14,859

Total	$42,045	$31,569

Other assets:
Cash surrender value of life insurance policies	$3,466	$2,834
Noncurrent deferred taxasset, net	2,116	1,507
Capitalized financing costs, net	1,965	2,114
Assets held for sale	583	583
Other	308	287

Total	$8,438	$7,325

Property, plant and equipment, net:
Land and land improvements	$5,474	$4,992
Buildings	27,583	27,460
Machinery and equipment	60,757	55,794
Construction in progress	11,840	6,399

	105,654	94,645
Less accumulated depreciation	(56,477)	(53,675)

Total	$49,177	$40,970

Accrued expenses:
Salaries, wages and related expenses	$3,465	$4,181
Pension	1,582	1,764
Income taxes	1,051	382
Customer rebates	772	1,003
Cash dividends	545	565
Workers’ compensation	278	375
Other	1,208	1,013

Total	$8,901	$9,283

(10) Related Party Transaction
     In connection with the Company’s stock repurchase program, on January 30, 2006, the Company repurchased approximately 400,000 shares of its common stock held by Howard O. Woltz, Jr., chairman of the Company’s board of directors, and his wife. The purchase price for the shares repurchased was $21.322 per share based on a predetermined formula, which represented a 15% discount from the closing price on January 27, 2006. The number of shares repurchased and purchased price per share are prior to the effect of the two-for-one split of the Company’s common stock that was distributed as a stock dividend on June 16, 2006.

(11) Business Segment Information
     Following the Company’s exit from the industrial wire business (see Note 2 to the consolidated financial statements), Insteel’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products, including welded wire reinforcement and PC strand, for the concrete construction industry. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented. Based on the criteria specified in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one reportable segment.
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
     It is not possible to anticipate and list all risks and uncertainties that may affect the future operations or financial performance of the Company; however, they include, but are not limited to, the following:
▪	general economic and competitive conditions in the markets in which the Company operates;

▪	the continuation of favorable demand trends for the Company’s concrete reinforcing products resulting from increases in spending for nonresidential and infrastructure construction together with post-hurricane reconstruction requirements in the Gulf region of the United States;

▪	the cyclical nature of the steel and building material industries;

▪	fluctuations in the cost and availability of the Company’s primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

▪	the Company’s ability to raise selling prices in order to recover increases in wire rod prices;

▪	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or the Company’s products;

▪	unanticipated changes in customer demand, order patterns and inventory levels;

▪	the Company’s ability to further develop the market for engineered structural mesh (“ESM”) and expand its shipments;

▪	the actual incremental revenues generated by the expansions of the Company’s ESM and PC strand operations;

▪	the timely and successful completion of the expansions of the Company’s ESM and PC strand operations;

▪	the actual net proceeds realized and closure costs incurred in connection with the Company’s exit from the industrial wire business;

▪	legal, environmental or regulatory developments that significantly impact the Company’s operating costs;

▪	unanticipated plant outages, equipment failures or labor difficulties;

▪	continued escalation in medical costs that affect employee benefit expenses; and

▪	the “Risk Factors” discussed in the Company’s Form 10-K for the year ended October 1, 2005.
Overview
     Following the Company’s exit from the industrial wire business (see Note 9 to the consolidated financial statements), Insteel’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products, including welded wire reinforcement and PC strand, for the concrete construction industry. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented. Unless specifically indicated otherwise, all amounts and percentages presented in the management’s discussion and analysis are exclusive of discontinued operations.
Results of Operations
Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	July 1,		July 2,	July 1,		July 2,
	2006	Change	2005	2006	Change	2005
Net sales	$91,644	7%	$85,646	$247,024	11%	$222,724
Gross profit	18,486	3%	17,952	52,578	23%	42,698
Percentage of net sales	20.2%		21.0%	21.3%		19.2%
Selling, general and administrative expense	$3,965	8%	$3,665	$12,538	7%	$11,690
Percentage of net sales	4.3%		4.3%	5.1%		5.2%
Interest expense	$148	(75%)	$601	$532	(82%)	$3,013
Effective income tax rate	37.1%		37.1%	37.5%		35.4%
Earnings from continuing operations	$9,065	5%	$8,600	$24,924	38%	$18,084
Earnings (loss) from discontinued operations	(1,183)	N/M	(101)	(1,963)	N/M	575
Net earnings	7,882	(7%)	8,499	22,961	23%	18,659

“NM” = not meaningful
Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005
Net Sales
     Net sales for the third quarter of 2006 increased 7% to $91.6 million from $85.6 million in the same year-ago period as higher shipments more than offset lower average selling prices. Shipments for the quarter rose 11% while average selling prices decreased 3% from the prior year levels. The increase in shipments was primarily due to the continued improvement in nonresidential construction activity and demand for the Company’s concrete reinforcing products during the current quarter. The decrease in average selling prices was due to competitive activity in the Company’s markets which was approximately offset by reductions in raw material costs.
Gross Profit
     Gross profit for the third quarter of 2006 increased 3% to $18.5 million, or 20.2% of net sales from $18.0 million, or 21.0% of net sales in the same year-ago period. The increase in gross profit was driven by higher shipments which was partially offset by increasing manufacturing costs and the sale of inventories valued at higher costs reflecting raw materials purchased in prior periods.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2006 increased 8% to $4.0 million, or 4.3% of net sales from $3.7 million, or 4.3% of net sales in the same year-ago period. The Company adopted SFAS No. 123R as of the beginning of the current year which requires all share-based payments to be recognized as expense over the requisite service period based upon their fair values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense for the quarter amounted to $190,000. Although the Company elected to adopt SFAS

No. 123R using the modified prospective method, the prior year amounts also reflect stock-based compensation expense due to certain previous option plans that were required to be accounted for as variable plans. Under variable plan accounting, compensation expense was recognized over the vesting period for the excess of the market price over the exercise price and adjusted to reflect changes in market valuation. As a result, SG&A expense for the prior year included a $329,000 reduction in stock-based compensation expense resulting from the decrease in the Company’s share price that occurred during the prior year quarter. Under the provisions of SFAS No. 123R, no compensation expense was recorded for these options in the current year. Excluding the stock-based compensation expense from both periods, SG&A expense decreased $200,000 primarily due to lower professional fees associated with outside legal and consulting services.
Interest Expense
     Interest expense for the third quarter of 2006 decreased $453,000, or 75%, to $148,000 from $601,000 in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($417,000) and lower amortization expense associated with capitalized financing costs ($54,000) partially offset by higher average interest rates ($18,000).
Income Taxes
     The effective income tax rate for the third quarter of 2006 was flat relative to the prior year period at 37.1%.
Earnings From Continuing Operations
     The Company’s earnings from continuing operations for the third quarter of 2006 increased 5% to $9.1 million, or $0.50 per diluted share from $8.6 million, or $0.46 per diluted share, in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year.
Discontinued Operations
     The Company’s loss from discontinued operations for the third quarter of fiscal 2006 was $1.2 million, or $0.07 per diluted share related to the operating losses and non-recurring closure costs associated with the Company’s exit from the industrial wire business and closure of its Fredericksburg, Virginia manufacturing facility. In the prior year period, the Company recorded a loss from discontinued operations of $101,000 or $0.01 per diluted share which consisted of a loss of $196,000 from the operations of the industrial wire business partially offset by a $95,000 gain on the disposal of real estate, the collection of a note receivable and the settlement on the release of an equipment lien associated with Insteel Construction Systems, a discontinued operation that the Company had previously exited in 1997.
     Subsequent to the quarter ended July 1, 2006, the Company completed the sale of certain machinery and equipment that had been associated with the industrial wire business for $6.0 million. In connection with the sale, the Company will record a pre-tax gain of $1.3 million from discontinued operations during its fourth quarter ending September 30, 2006.
Net Earnings
     The Company’s net earnings for the third quarter of 2006 decreased 7% to $7.9 million, or $0.43 per diluted share from $8.5 million, or $0.45 per diluted share, in the same year-ago period primarily due to the loss from discontinued operations which was partially offset by higher sales and gross profit and the reduction in interest expense in continuing operations during the current year.
First Nine Months of Fiscal 2006 Compared With First Nine Months of Fiscal 2005
Net Sales
     Net sales for the first nine months of 2006 increased 11% to $247.0 million from $222.7 million in the same year-ago period as higher shipments more than offset lower average selling prices. Shipments for the nine-month period rose 19% while average selling prices decreased 7% from the prior year levels. The increase in shipments was primarily due to the continued improvement in nonresidential construction activity and demand for the Company’s concrete reinforcing products during the current year together with the completion of the inventory reduction measures pursued by customers during the prior year. The decrease in average selling prices was due to competitive activity in the Company’s markets which was approximately offset by reductions in raw material costs.

Gross Profit
     Gross profit for the first nine months of 2006 increased 23% to $52.6 million, or 21.3% of net sales from $42.7 million, or 19.2% of net sales in the same year-ago period. The increase in gross profit was driven by higher shipments together with lower unit conversion costs.
Selling, General and Administrative Expense
     SG&A expense for the first nine months of 2006 increased 7% to $12.5 million, or 5.1% of net sales from $11.7 million, or 5.2% of net sales in the same year-ago period. The Company adopted SFAS No. 123R as of the beginning of the current year which requires all share-based payments to be recognized as expense over the requisite service period based upon their fair values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense for the nine-month period amounted to $840,000. Although the Company elected to adopt SFAS No. 123R using the modified prospective method, the prior year amounts also reflect stock-based compensation expense due to certain previous option plans that were required to be accounted for as variable plans. Under variable plan accounting, compensation expense was recognized over the vesting period for the excess of the market price over the exercise price and adjusted to reflect changes in market valuation. As a result, SG&A expense for the prior year included $487,000 of stock-based compensation expense resulting from the increase in the Company’s share price that occurred during the prior year period. Under the provisions of SFAS No. 123R, no compensation expense was recorded for these options in the current year. Excluding the stock-based compensation expense from both periods, SG&A expense increased $495,000 primarily due to higher employee benefit costs.
Interest Expense
     Interest expense for the first nine months of 2006 decreased $2.5 million, or 82%, to $532,000 from $3.0 million in the same year-ago period. The decrease was due to lower average borrowing levels on the Company’s senior secured credit facility ($1.6 million) and lower amortization expense primarily associated with the unrealized loss on the terminated interest rate swaps that was recorded in the prior year ($910,000) partially offset by higher average interest rates ($46,000).
Income Taxes
     The effective income tax rate increased to 37.5% for the first nine months of 2006 from 35.4% in the same year-ago period. The lower effective rate in the prior year was primarily due to disqualifying dispositions of incentive stock options which lowered the Company’s taxable income and a reduction in the valuation allowance on deferred income tax assets based upon the Company’s utilization of state net operating loss carryforwards against which an allowance had previously been established.
Earnings From Continuing Operations
     The Company’s earnings from continuing operations for the first nine months of 2006 increased 38% to $24.9 million, or $1.35 per diluted share from $18.1 million, or $0.96 per diluted share, in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in the current year.
Discontinued Operations
     The Company’s loss from discontinued operations for the first nine months of 2006 was $2.0 million, or $0.11 per diluted share related to the operating losses and non-recurring closure costs associated with the Company’s exit from the industrial wire business and closure of its Fredericksburg, Virginia manufacturing facility. In the prior year period, the Company recorded earnings from discontinued operations of $575,000, or $0.03 per diluted share which consisted of a $793,000 gain on the disposal of real estate, the collection of a note receivable and the settlement on the release of an equipment lien associated with ICS, a discontinued operation that the Company had previously exited in 1997 partially offset by a loss of $218,000 from the operations of the industrial wire business.
     Subsequent to the quarter ended July 1, 2006, the Company completed the sale of certain machinery and equipment that had been associated with the industrial wire business for $6.0 million. In connection with the sale, the Company will record a pre-tax gain of $1.3 million from discontinued operations during its fourth quarter ending September 30, 2006.

Net Earnings
     The Company’s net earnings for the first nine months of 2006 increased 23% to $23.0 million, or $1.24 per diluted share from $18.7 million, or $0.99 per diluted share, in the same year-ago period primarily due to higher sales and gross profit together with the reduction in interest expense in continuing operations during the current year which was partially offset by the loss from discontinued operations.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Nine Months Ended
	July 1,	July 2,
	2006	2005
Net cash provided by operating activities of continuing operations	$32,968	$28,335
Net cash used for investing activities of continuing operations	(12,184)	(5,269)
Net cash used for financing activities of continuing operations	(21,852)	(27,938)
Total long-term debt	—	24,259
Percentage of total capital	—	21%
Shareholders’ equity	$111,093	$91,088
Percentage of total capital	100%	79%
Total capital (total long-term debt + shareholders’ equity)	$111,093	$115,347
Cash Flow Analysis
     Operating activities of continuing operations provided $33.0 million of cash for the first nine months of 2006 compared to $28.3 million in the same year-ago period. The year-to-year change was largely due to the $6.8 million increase in earnings from continuing operations. Cash provided by the net working capital components of receivables, inventories, accounts payable and accrued expenses, was $3.1 million in the current year compared to $4.5 million in the same year-ago period. The cash provided by working capital in the current year was driven by a $15.7 million increase in accounts payable and accrued expenses primarily due to higher purchases and a more favorable mix of vendor payment terms which more than offset seasonal increases of $10.5 million in inventories and $2.4 million in receivables.
     Investing activities of continuing operations used $12.2 million of cash for the first nine months of 2006 compared to $5.3 million in the same year-ago period primarily due to $11.7 million of capital expenditures related to the expansion of the Company’s engineered structural mesh (“ESM”) and PC strand businesses. Capital expenditures are expected to rise to $18.0 million in 2006 and $13.0 million in 2007 with the largest outlays earmarked for the completion of the expansion and reconfiguration of the Company’s Tennessee PC strand operation in 2006, two additional ESM lines in 2007 and various upgrades to the Florida PC strand operation in 2007. The actual timing of these expenditures as well as the amounts are subject to change based on adjustments in the project timelines, future market conditions and the Company’s financial performance. Subsequent to the quarter ended July 1, 2006, the Company completed the sale of certain machinery and equipment that had been associated with the industrial wire business for $6.0 million.
     Financing activities of continuing operations used $21.9 million of cash for the first nine months of 2006 compared to $27.9 million in the same year-ago period. In the current year, $11.9 million of long-term debt was repaid, $8.5 million of common stock was repurchased and $1.7 million of cash dividends were paid.
     The Company’s total debt-to-capital ratio decreased to 0% at July 1, 2006 from 21% at July 2, 2005 due to the combined impact of a $24.3 million reduction in debt and a $20.0 million increase in shareholders’ equity over the year-ago levels. The Company believes that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under its revolving credit facility will be sufficient to satisfy its expected working capital, capital expenditure, dividend and possible share repurchase requirements.

Credit Facilities
     As of July 1, 2006, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. During the nine months ended July 1, 2006, the Company repaid the $2.4 million balance on Term Loan A that was previously outstanding on the credit facility as of October 1, 2005. As of July 1, 2006, no borrowings were outstanding on the revolving credit facility and $58.9 million of borrowing capacity was available. Outstanding letters of credit totaled $1.7 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% – 0.50% for the base rate and 1.25% – 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of July 1, 2006, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of July 1, 2006, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of July 1, 2006, the Company was in compliance with all of the negative covenants under the credit facility.
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
     Previous Amendment to Credit Facility
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
Outlook
     The Company believes that the increased demand for its concrete reinforcing products during the first nine months of the year was driven by the continued recovery in private nonresidential construction spending from the depressed levels of recent years together with the completion of inventory reduction measures within its customer base that reduced order levels during most of 2005. Despite surging imports of PC strand, particularly from China, robust domestic demand has allowed the Company to operate its manufacturing facilities at capacity during 2006. Should demand weaken, it is possible that pricing for PC strand and spreads between selling values and raw material costs would be negatively impacted.

     The Company currently expects that the favorable demand trend will continue and be augmented by: (1) higher government spending for infrastructure-related construction associated with the recent enactment of the transportation funding authorization at the federal level together with the improved fiscal positions of most states and (2) the post-hurricane reconstruction that will be required in the Gulf region. The Company believes that these factors had a minimal effect on shipments during the first nine months of 2006, but anticipates that they will have a gradually increasing impact on demand for the Company’s concrete reinforcing products for the remainder of 2006 and in 2007. The continuation of favorable market conditions is expected to support the maintenance of gross margins and spreads between selling prices and raw material costs at attractive levels and enable the Company to attain further reductions in unit conversion costs through higher operating volumes. In addition, following the Company’s closure of its Fredericksburg, Virginia manufacturing facility, the recent losses that were incurred in connection with the industrial wire business will no longer have a negative impact on the Company’s operating results.
     The Company is continuing to devote additional resources towards the development of its engineered structural mesh (“ESM”) business as well as other niche products and these efforts will be intensified going forward. The Company is also proceeding with organic growth initiatives that will reconfigure and expand the capacity of its ESM and PC strand businesses which are expected to favorably impact its unit manufacturing costs and position it to satisfy future increases in demand in these markets. In addition, the Company is continually evaluating potential acquisitions in existing or related products that further its penetration in current markets served or expand its geographic presence. The Company anticipates that these actions, together with the positive outlook for the demand drivers of its products, should have a favorable impact on its financial performance through the remainder of 2006 and in 2007 (see “Cautionary Note Regarding Forward-Looking Statements”).
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
Foreign Exchange Exposure
     The Company has not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. The Company will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by the Company on a case-by-case basis. There were no forward contracts outstanding as of July 1, 2006.

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
     There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1A. Risk Factors
     There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended October 1, 2005. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks described in this report and in our Form 10-K for the year ended October 1, 2005 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 12, 2006, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s outstanding common stock over a period of up to twelve months ending January 12, 2007. The repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be modified, suspended, extended or terminated by the Company at any time without prior notice. Through July 1, 2006, the Company had purchased approximately $8.5 million of its common stock through the program. The Company made no purchases of common stock during the three-month period ended July 1, 2006.
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

INSTEEL INDUSTRIES, INC. Registrant
Date: August 7 , 2006	By:	/s/ H.O. Woltz III
H.O. Woltz III
President and Chief Executive Officer

Date: August 7 , 2006	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Chief Financial Officer and Treasurer