Form 10-K
period 2006-09-30
INSTEEL INDUSTRIES INC
filed 2006-12-07
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2006
Commission File Number 1-9929
INSTEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0674867 (I.R.S. Employer Identification No.)
1373 Boggs Drive, Mount Airy, North Carolina 27030
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (336) 786-2141
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Common Stock (No Par Value)	Name of each exchange on which registered Nasdaq Global Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☑ Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          As of April 1, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $452,395,360 based upon the closing sale price as reported on the NASDAQ Global Market (formerly the NASDAQ National Market). As of December 6, 2006, there were 18,215,407 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

PART I
Cautionary Note Regarding Forward-Looking Statements
          This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be achieved. Many of these risks are discussed herein under the caption “Risks Factors” and are updated from time to time in our filings with the Securities and Exchange Commission (“SEC”). You should read these risk factors carefully.
          All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements speak only to the respective dates on which such statements are made and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	the continuation of favorable demand trends for our concrete reinforcing products resulting from increases in spending for nonresidential construction together with post-hurricane reconstruction requirements in the Gulf region of the U.S.;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the timely and successful completion of the expansions of our ESM and prestressed concrete strand operations;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the risks discussed herein under the caption “Risk Factors.”
Item 1. Business
General
          Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”) products, including concrete pipe reinforcement, ESM and standard welded wire reinforcement. Our products are primarily sold to manufacturers of concrete products that are used in nonresidential construction. In 2006, we estimate that approximately 80% of our sales were related to nonresidential construction and 20% were related to residential construction. Insteel is the parent holding company for a wholly-owned operating subsidiary, Insteel Wire Products Company.

          Our business strategy is focused on achieving leadership positions in our markets and operating as the lowest cost producer. Headquartered in Mount Airy, North Carolina, we operate six manufacturing facilities that are located in the U.S. in close proximity to our customers and those geographic regions of the country experiencing the most rapid growth in construction. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.
          Our exit from the industrial wire business in June 2006 (see Note 7 to the consolidated financial statements) narrowed our strategic and operational focus to concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
Internet Access to Company Information
          Additional information about us and our filings with the U.S. Securities and Exchange Commission (“SEC”) are available, at no cost, on our web site at www.insteel.com and the SEC’s web site at www.sec.gov. The information available on our web site or the SEC’s web site is not part of this report and shall not be deemed incorporated into any of our SEC filings.
Products
          Our concrete reinforcing products consist of PC strand and WWR.
          PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. For 2006 and 2005, PC strand sales represented 46% and 43%, respectively, of our consolidated net sales (excluding sales from our discontinued industrial wire business).
          WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including concrete pipe reinforcement (“CPR”), standard welded wire reinforcement (“SWWR”) and ESM. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and a variety of slab-on-grade applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures frequently serving as a replacement for hot-rolled rebar. For 2006 and 2005, WWR sales represented 54% and 57%, respectively, of our consolidated net sales (excluding sales from our discontinued industrial wire business).
Marketing and Distribution
          We market our products through sales representatives that are our employees and through a sales agent. Our sales force is organized by product line and trained in the technical applications of our products. Our products are primarily sold directly to manufacturers of concrete products and to a lesser extent through numerous distributors and rebar fabricators located nationwide as well as into Canada, Mexico, and Central and South America.
          We deliver our products primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and scheduling requirements.
Customers
          We sell our products to a broad range of customers including manufacturers, distributors and rebar fabricators. In 2006, we estimate that approximately 76% of our net sales were to manufacturers of concrete products and 24% were to distributors and rebar fabricators. A high percentage of our customers service both the nonresidential and residential construction sectors. In many cases we are unable to identify the specific end use for our products. There were no customers that represented 10% or more of our net sales in 2006, 2005 or 2004.
Product Warranties
          Our products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination or loss of production. We warrant our products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims, although we do not maintain a reserve for warranties as the historical claims have been immaterial. We maintain product liability insurance coverage to minimize our exposure to such risks.

Seasonality and Cyclicality
          Our concrete reinforcing products are used for a broad range of nonresidential and residential construction applications. Demand in these markets is both seasonal and cyclical, driven by the level of construction activity, which significantly impacts our sales and profitability. From a seasonal standpoint, the highest level of sales within the year typically occurs when weather conditions are the most conducive to construction activity. As a result, sales and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. From a cyclical standpoint, the level of construction activity tends to be correlated with general economic conditions although there can be significant differences between the relative performance of the nonresidential versus residential construction sectors for extended periods.
Raw Materials
          The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. Wire rod can generally be characterized as a commodity-type product. We purchase several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties and metallurgical characteristics that are required for our end products.
          Pricing for wire rod tends to fluctuate with domestic market conditions as well as the global economic environment. As domestic demand for wire rod exceeds domestic capacity, imports of wire rod are required to provide adequate supply to the U.S. market. In recent years, we relied on imported wire rod to satisfy between 20% and 56% of our total requirements. During 2006 and 2005, imported wire rod represented approximately 56% and 50%, respectively, of our total wire rod purchases. We believe that the substantial volume and desirable mix of grades represented by our wire rod requirements makes us a more attractive customer to suppliers than our competitors thereby providing us with purchasing advantages. As our purchases are dollar-denominated, we do not assume exchange rate risks.
          In recent years, trade actions initiated by domestic wire rod producers have significantly impacted the market. In August 2001, four domestic producers of wire rod filed anti-dumping and countervailing duty petitions against twelve wire rod exporting countries with the U.S. International Trade Commission (“ITC”). These countries accounted for over 80% of the imported wire rod that entered the domestic market during the year preceding the filing. In October 2002, the ITC determined that domestic producers were materially injured by imports of carbon steel wire rod from seven countries. The Department of Commerce (“DOC”) found that wire rod had been sold in the U.S. at less than fair value and imposed anti-dumping duty margins ranging from 4% to 369%. Subsequently, administrative reviews have reduced anti-dumping margins for certain exporting countries to the extent that we believe they may become more active in the domestic wire rod market.
          In November 2005, five domestic producers of wire rod filed anti-dumping petitions against imports of carbon and alloy wire rod from producers in China, Germany and Turkey alleging that the domestic wire rod industry had been materially injured or threatened with material injury by reason of the subject imports. In December 2005, the ITC ruled against the injury claims of the domestic producers. In November 2006, an appeal of the ITC’s negative injury determination to the U.S. Court of International Trade (“CIT”) was dismissed. The domestic producers have 60 days in which to appeal the CIT’s determination to the Federal Circuit Court of Appeals.
          Domestic wire rod producers have invested heavily over the last ten years to improve their quality capabilities and transition their product mixes to higher proportions of value-added products. This evolution toward higher value-added products generally has benefited us in our sourcing of wire rod for PC strand as this grade is more metallurgically and technically sophisticated. At the same time, the domestic producers have deemphasized participation in the market for less sophisticated, low carbon grades of wire rod due to the more intense competitive conditions that prevail in this market segment. As a result, we rely more heavily on imports for supplies of lower grade wire rod. Historically, new suppliers have filled gaps in supply when traditional suppliers of lower grade wire rod have withdrawn from the domestic market following the filing of trade cases by the domestic industry.
          Selling prices for our products tend to be correlated with changes in rod prices. The timing varies, however, based on market conditions and competitive factors. The relative supply and demand conditions in our markets determine whether our margins expand or contract during periods of rising or falling wire rod prices.
          Tight market conditions and spot shortages of wire rod caused prices to rise substantially in 2004. During this period we, as well as most of our competitors, adopted pricing policies based upon the replacement costs of wire rod rather than the inventory carrying value. The rapidly increasing cost environment together with the modified pricing policy combined to favorably impact our profit margins beginning in January 2004.
          During 2005, wire rod availability improved and pricing declined through most of the year. In May 2005 a major domestic wire rod mill locked out employees in a labor dispute and ceased operations. Operations resumed on a limited basis in September 2005 using salaried employees. In September 2005 the employees of a major Canadian wire rod producer (which is a significant supplier to the U.S. market) went on strike and the mill ceased operations. The producer maintained limited shipments to customers by contracting for toll processing at other wire rod mills. Operations at the Canadian mill resumed on a limited basis in October 2005 using salaried employees. The supply disruptions caused by these production outages caused the domestic wire rod market to tighten significantly and resulted in a higher level of imports.
          Wire rod prices remained at historically high levels during 2006 and fluctuated within a narrower range through the year. Domestic wire rod producers continued to operate at less than full operating schedules to help maintain prices at higher levels and manage the balance of supply and demand. We believe that wire rod prices will remain at historically high levels in 2007 due to the consolidation of producers together with the continuation of higher prices for metallics, energy and other raw material inputs required in the steelmaking process.
Competition
          The markets in which our business is conducted are highly competitive. Some of our competitors are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. In view of our technologically advanced manufacturing facilities, low cost production capabilities, strong market positions, and broad product offering and geographic reach, we believe that we are well-positioned to compete favorably with other producers of concrete reinforcing products.
Employees
          As of September 30, 2006, we employed 621 people, of which approximately 66 were represented by a labor union (approximately 60 employees at our Wilmington, Delaware facility and 6 employees at our Jacksonville, Florida facility). The collective bargaining agreement with the union at the Wilmington facility expired on November 10, 2006. Despite intense negotiations that preceded the expiration of the agreement, we were unable to agree on terms of a new labor contract with the union. We allowed the Wilmington employees to return to work on November 13, 2006 under the terms of our last best and final offer. On November 22, 2006, the union filed an unfair labor practice charge against us with the National Labor Relations Board alleging that we: (1) failed to bargain in good faith with the union; (2) unilaterally implemented changes to the terms of conditions of employment; (3) refused to meet with the representative of the union for purposes of bargaining; and (4) refused to supply information for purposes of collective bargaining. We believe we have acted lawfully in these negotiations and we intend to defend the unfair labor practice charge. The collective bargaining agreement with the union at the Jacksonville facility expires in April 2008. Should we experience a disruption of production at any facility, we have contingency plans in place that would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
Environmental Matters
          We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Our future compliance with additional environmental requirements could necessitate capital outlays. However, we do not believe that these expenditures should ultimately result in a material adverse effect on our financial position or results of operations.
Executive Officers of the Company
          Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	50	President, Chief Executive Officer and a Director
Michael C. Gazmarian	47	Chief Financial Officer and Treasurer
Gary D. Kniskern	61	Vice President — Administration and Secretary
James F. Petelle	56	Vice President and Assistant Secretary
          H. O. Woltz III was elected Chief Executive Officer in 1991 and has served in various capacities for more than 28 years. He was named President and Chief Operating Officer in 1989. He had been our Vice President since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of Insteel, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and also serves as President of IWP. Mr. Woltz serves on the Executive Committee of our Board of Directors.

          Michael C. Gazmarian joined us as Chief Financial Officer and was elected Treasurer in 1994. He previously served in various positions with Guardian Industries Corp., a privately held glass manufacturer, since 1986, most recently as Vice President — Finance and Administration of a subsidiary.
          Gary D. Kniskern was elected Vice President — Administration in 1994 and has served in various capacities for more than 27 years. He had been Secretary and Treasurer since 1984 and, previously, internal auditor since 1979. Mr. Kniskern will be retiring, effective January 12, 2007.
          James F. Petelle was elected Vice President and Assistant Secretary in November 2006. He will be appointed Vice President — Administration and Secretary, effective January 12, 2007 upon Mr. Kniskern’s retirement. Mr. Petelle previously served in various positions with Andrew Corporation, a manufacturer of telecommunications infrastructure equipment, since 1990, most recently as Vice President — Law.
          The executive officers listed above were elected by our Board of Directors at meetings held February 14, 2006 (Messrs. Woltz, Gazmarian and Kniskern) and November 14, 2006 (Mr. Petelle) for terms that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 13, 2007. Although our bylaws permit the Chairman of the Board to be designated an officer of the Company, Howard O. Woltz, Jr., the current Chairman of the Board, has not been so designated and is not otherwise an employee of the Company. Howard O. Woltz, Jr. is the father of H.O. Woltz III.
Item 1A. Risk Factors
          You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before investing in any of our securities. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected by any of these risks. We may amend or supplement these risk factors from time to time by other reports that we file with the SEC in the future.
Our business is cyclical and prolonged economic declines, particularly in the level of construction activity, could have a material adverse effect on our financial results.
          Demand for our concrete reinforcing products is cyclical in nature and sensitive to general economic conditions. Our products are sold primarily to manufacturers of concrete products for the construction industry and used for a broad range of nonresidential and residential construction applications. Demand in these markets is driven by the level of construction activity which tends to be correlated with general economic conditions. Future economic downturns or a prolonged slowdown in the economy could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Demand for our products is highly variable and difficult to forecast due to our minimal backlog and the unanticipated changes that can occur in customer order patterns or inventory levels.
          Demand for our products is highly variable. The short lead times for customer orders and minimal backlog that characterize our business make it difficult to forecast the future level of demand for our products. In some cases, unanticipated downturns in demand have been exacerbated by inventory reduction measures pursued by our customers. The combination of these factors may cause our sales, gross profit, cash flow and profitability to vary significantly both in the short-term and over the long-term.
Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.
          The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which is purchased from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Prior to 2004, we typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign wire rod purchases to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. However, beginning in 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through 2006. In some instances, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.
          Although changes in our wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce gross profit and cash flow from operations. Additionally, should raw material costs decline significantly in the future, our financial results may be negatively impacted due to unfavorable inventory revaluation adjustments as well as reduced margins if the selling prices for our products were to decrease by an even greater extent.
          Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. During 2004, we lost production time at certain of our facilities because we were unable to obtain sufficient quantities of wire rod due to unanticipated delays in foreign deliveries and the opportunistic policies of domestic suppliers. Trade actions by domestic wire rod producers against offshore suppliers can also have a substantial impact on the availability and cost of imported wire rod. The imposition of anti-dumping margins by the DOC against exporting countries can have the effect of reducing or eliminating their activity in the domestic market which is of increasing significance in view of the reductions in domestic wire rod production capacity that have occurred in recent years. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner which could result in lost sales and higher operating costs.
Foreign competition could adversely impact our financial results.
          Our PC strand business has experienced increasing competitive pressures from offshore producers exporting into the domestic market, particularly from China. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted.
          In 2003, we together with a coalition of U.S. producers of PC strand obtained a favorable determination from the ITC in response to the petitions it had filed alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than the price in their home markets or their cost and had injured the domestic PC strand industry. The ITC imposed anti-dumping duties ranging from 12% up to 119% which had the effect of limiting the participation of these companies in the domestic market. Should domestic market conditions deteriorate in the future to where U.S. producers could demonstrate that imports were being “dumped” in the U.S. market and were causing or threatening to cause material injury to the domestic industry, we would anticipate coordinating with other U.S producers to pursue similar trade cases, although no assurances can be provided that the outcome of such actions would be favorable.
Our manufacturing facilities are subject to unexpected equipment failures, operational interruptions and casualty losses.
          Our manufacturing facilities are subject to risks that may limit our ability to manufacture products, including unexpected equipment failures and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, adverse weather conditions and transportation interruptions. Any such equipment failures or events can subject us to material plant shutdowns, periods of reduced production or unexpected downtime. Furthermore, any operational interruptions may require significant capital expenditures to remedy. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows could be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.
Our financial results could be adversely impacted by the continued escalation in certain of our operating costs.
          Our employee benefit costs, particularly our medical and workers’ compensation costs, have increased substantially in recent years and are expected to continue to rise. In addition, higher prices for natural gas, electricity and fuel increase our manufacturing and distribution costs. Most of our sales are made under terms whereby we incur the fuel costs and surcharges associated with the delivery of products to our customers. Although we have implemented numerous measures to offset the impact of the ongoing escalation in these costs, there can be no assurance that such actions will be effective. If we are unable to pass these additional costs through by raising selling prices, our financial results could be adversely impacted.
Our capital resources may not be adequate to provide for our capital investment and maintenance expenditures if we were to experience a substantial downturn in our financial performance.
          Our operations are capital intensive and require substantial recurring expenditures for the routine maintenance of our equipment and facilities. Although we expect to finance our business requirements through internally generated funds or from borrowings under our $100.0 million revolving credit facility, we cannot provide any assurances these resources will be sufficient to support our business. Any significant future acquisitions could require additional financing from external sources and may not be available on favorable terms which could adversely impact our operations, growth plans, financial condition and results of operations.
Environmental compliance and remediation could result in substantially increased capital investments and operating costs.
          Our business is subject to numerous federal, state and local laws and regulations pertaining to the protection of the environment that could result in substantially increased capital investments and operating costs. These laws and regulations, which are constantly evolving, are becoming increasingly stringent and the ultimate impact of compliance is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.
Our production and earnings could be reduced by strikes or work stoppages by our unionized employees.
          As of September 30, 2006, we employed 621 people, of which approximately 66 were represented by a labor union (approximately 60 employees at our Wilmington, Delaware facility and 6 employees at our Jacksonville, Florida facility). The collective bargaining agreement with the union at the Wilmington facility expired on November 10, 2006. Despite intense negotiations that preceded the expiration of the agreement, we were unable to agree on terms of a new labor contract with the union. We allowed the Wilmington employees to return to work on November 13, 2006 under the terms of our last best and final offer. On November 22, 2006, the union filed an unfair labor practice charge against us with the National Labor Relations Board alleging that we: (1) failed to bargain in good faith with the union; (2) unilaterally implemented changes to the terms of conditions of employment; (3) refused to meet with the representative of the union for purposes of bargaining; and (4) refused to supply information for purposes of collective bargaining. We believe we have acted lawfully in these negotiations and we intend to defend the unfair labor practice charge. The collective bargaining agreement with the union at the Jacksonville facility expires in April 2008. Should we experience a disruption of production at any facility, we have contingency plans in place that would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          Insteel’s corporate headquarters and Insteel Wire Products’ sales and administrative offices are located in Mount Airy, North Carolina. We operate six manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hickman, Kentucky; Mount Airy, North Carolina; Sanderson, Florida; and Wilmington, Delaware. In connection with our exit from the galvanized strand business, we are pursuing a sale of the remainder of a partially idle facility located in Jacksonville, Florida. Additionally, as a result of our June 2006 exit from the industrial wire business we are pursuing a sale of an idle facility located in Fredericksburg, Virginia.
          We own all of our real estate, all of which is pledged as security under the Credit Agreement pertaining to our credit facility. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products.
Item 3. Legal Proceedings.
          From time to time, we are subject to various legal proceedings. However, there are no material legal proceedings currently pending to which we or any of our subsidiaries are a party or which any of their property is a subject.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
          Our common stock is listed on the NASDAQ Global Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. At December 6, 2006, there were 1,142 shareholders of record. For information regarding our stock price and dividend history, see “Item 8(b)— Supplementary Data” in this report.
          On May 16, 2006, the Board of Directors approved a two-for-one split of our common stock payable in the form of a stock dividend. The stock split entitled each shareholder of record on June 2, 2006 to receive one share of common stock for every outstanding share of common stock held on that date and was distributed on June 16, 2006. Unless otherwise indicated, the capital stock accounts and all share and earnings per share amounts in this report give effect to the stock split, applied retroactively, to all periods presented.

          On January 12, 2006, our Board of Directors authorized the repurchase of up to $15.0 million of our outstanding common stock over a period of up to twelve months ending January 12, 2007. The repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be modified, suspended, extended or terminated by us at any time without prior notice. Through September 30, 2006, we have purchased approximately $8.5 million of our common stock through the program. We did not purchase any shares of our common stock during the three-month period ended September 30, 2006.
          In July 2005, we resumed our quarterly cash dividend of $0.03 per share. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after its review of our financial performance and business conditions.
          In April 1999, our Board of Directors adopted a Rights Agreement between us and First Union National Bank, as Rights Agent. In connection with adopting the Rights Agreement, we declared a dividend of one right per share of our common stock to shareholders of record as of May 17, 1999. Generally, the Rights Agreement provides that one right will attach to each share of our common stock issued after that date. Each right entitles the registered holder to purchase from us on certain dates described in the Rights Agreement one one-hundredth of a share of our Series A Junior Participating Preferred Stock. For more information regarding our Rights Agreement, see Note 15 under “Item 8(a) — Financial Statements” in this report.
Equity Compensation Plan Information
September 30, 2006
(In thousands, except exercise price amounts)

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by security holders	282	$7.37	1,484
          We do not have any equity compensation plans that have not been approved by shareholders.

Item 6. Selected Financial Data.
Financial Highlights
(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
	September 30,	October 1,	October 2,	September 27,	September 28,
	2006	2005	2004	2003	2002
Net sales	$329,507	$309,320	$298,754	$184,868	$194,201
Restructuring charges	—	—	—	—	2,839
Earnings (loss) from continuing operations before accounting change	34,377	24,499	32,035	9,512	(4,022)
Net earnings (loss)	33,040	25,045	31,489	6,722	(25,722)
Earnings (loss) per share from continuing operations before accounting change (basic)	1.88	1.31	1.85	0.56	(0.24)
Earnings (loss) per share from continuing operations before accounting change (diluted)	1.86	1.29	1.78	0.55	(0.24)
Net earnings (loss) per share (basic)	1.80	1.34	1.82	0.40	(1.52)
Net earnings (loss) per share (diluted)	1.79	1.32	1.75	0.39	(1.52)
Cash dividends declared	0.12	0.06	—	—	—
Total assets	166,596	138,276	151,291	132,930	136,388
Total long-term debt	—	11,860	52,368	69,453	72,520
Shareholders’ equity	122,438	97,036	71,211	31,272	23,324

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
Overview
          Following our exit from the industrial wire business (see Note 7 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products, including PC strand and welded wire reinforcement for the concrete construction industry. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented. Our business strategy is focused on achieving leadership positions in our markets and operating as the lowest cost producer. We pursue growth opportunities in existing or related markets that leverage off of our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.
Critical Accounting Policies
          Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. Our discussion and analysis of our financial condition and results of operations are based on these financial statements. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.
          The following critical accounting policies are used in the preparation of the financial statements:
          Revenue recognition and credit risk. We recognize revenue from product sales in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when products are shipped and risk of loss and title has passed to the customer. Substantially all of our accounts receivable are due from customers that are located in the United States and we generally require no collateral depending upon the creditworthiness of the account. We provide an allowance for doubtful accounts based upon our assessment of the credit risk of specific customers, historical trends and other information. There is no disproportionate concentration of credit risk.
          Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. If the financial condition of our customers were to change significantly, adjustments to the allowances may be required. While we believe our recorded trade receivables will be collected, in the event of default in payment of a trade receivable, we would follow normal collection procedures.
          Excess and obsolete inventory reserves. We write down the carrying value of our inventory for estimated obsolescence to reflect the lower of the cost of the inventory or its estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions for our products are substantially different than our projections, adjustments to these reserves may be required.
          Accruals for self-insured liabilities and litigation. We accrue estimates of the probable costs related to self-insured medical and workers’ compensation claims and legal matters. These estimates have been developed in consultation with actuaries, our legal counsel and other advisors and are based on our current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues as well as the possibility of changes in the underlying facts and circumstances, adjustments to these reserves may be required in the future.
          Recent accounting pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application of voluntary changes in accounting principles and changes required by accounting pronouncements to the prior periods’ financial statements in the event the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for us beginning in fiscal 2007. The adoption of SFAS No. 154 will not have a material impact on our financial position or results of operations.
          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN No. 48 is effective for us beginning in fiscal 2008 and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. We are currently evaluating the potential impact of FIN No. 48 on our financial position and results of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning in fiscal 2009. At this time, we have not determined what effect, if any, the adoption of SFAS No. 157 will have on our financial position or results of operations. SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position and changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us beginning in fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is effective for us beginning in fiscal 2009. At this time, we have not determined what effect, if any, the adoption of SFAS No. 158 will have on our financial position or results of operations.
          Also in September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 provide guidance on correcting errors in financial statements under the dual approach and do not change the requirements within SFAS No. 154 pertaining to the correction of errors. SAB No. 108 is effective for us beginning in fiscal 2008. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position or results of operations.

Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Year Ended
	(52 weeks)		(52 weeks)		(53 weeks)
	September		October 1,		October 2,
	30, 2006	Change	2005	Change	2004
Net sales	$329,507	7%	$309,320	4%	$298,754
Gross profit	70,871	22%	57,898	(27%)	78,956
Percentage of net sales	21.5%		18.7%		26.4%
Selling, general and administrative expense	$16,996	5%	$16,175	(24%)	$21,194
Percentage of net sales	5.2%		5.2%		7.1%
Other income, net	(446)	N/M	(73)	N/M	(1,549)
Interest expense	669	(80%)	3,427	(41%)	5,832
Effective income tax rate	36.2%		36.1%		40.1%
Earnings from continuing operations	$34,377	40%	$24,499	(24%)	$32,035
Earnings (loss) from discontinued operations	(1,337)	N/M	546	N/M	(546)
Net earnings	33,040	32%	25,045	(20%)	31,489
     “N/M” = not meaningful
2006 Compared with 2005
Net Sales
          Net sales increased 7% to $329.5 million in 2006 from $309.3 million in 2005 as higher shipments more than offset lower average selling prices. Shipments for the year increased 11% while average selling prices decreased 4% from the prior year levels. The increase in shipments was primarily due to the continued improvement in nonresidential construction activity and demand for our concrete reinforcing products during the current year together with the completion of the inventory reduction measures pursued by customers during the prior year. The decrease in average selling prices was due to competitive activity in our markets which was offset by reductions in raw material costs.
Gross Profit
          Gross profit increased 22% to $70.9 million, or 21.5% of net sales in 2006 from $57.9 million, or 18.7% of net sales in 2005. The increase in gross profit was driven by higher shipments together with wider spreads between average selling prices and raw material costs. In addition, gross profit for the prior year was negatively impacted by the sale of higher cost inventory as raw material costs and selling prices declined over the course of the year.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) increased 5% to $17.0 million, or 5.2% of net sales in 2006 from $16.2 million, or 5.2% of net sales in 2005. We adopted SFAS No. 123(R) as of the beginning of the current year which requires all share-based payments to be recognized as expense over the requisite service period based upon their fair values as of the grant dates. Under the provisions of SFAS No. 123(R), total stock-based compensation expense for the current year amounted to $1.2 million comprised of $535,000 of stock option expense and $638,000 of restricted stock amortization. Although we elected to adopt SFAS No. 123(R) using the modified prospective method, the prior year amounts also reflect stock option expense due to certain previous option plans that were required to be accounted for as variable plans. Under variable plan accounting, compensation expense was recognized for the excess of the market price over the exercise price and adjusted to reflect changes in market valuation. As a result, total stock-based compensation expense for the prior year amounted to $805,000 comprised of $571,000 of stock option expense resulting from the increase in our share price that occurred during the prior year and $234,000 of restricted stock amortization. Excluding the stock-based compensation expense from both periods, SG&A expense increased $453,000 primarily due to increases in labor costs ($445,000), allowance for doubtful accounts ($299,000), employee benefit costs ($295,000), and travel related expenses ($211,000) partially offset by lower legal expenses ($556,000) and consulting fees ($244,000).
Other Income
          Other income was $446,000 in 2006 compared with $73,000 in 2005. The income for the current year was primarily related to a $247,000 litigation settlement and $128,000 of duties related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers which included us.
Interest Expense
          Interest expense decreased $2.8 million, or 80%, to $669,000 in 2006 from $3.4 million in 2005. The decrease was primarily due to the reduction in average borrowing levels on our senior secured credit facility ($1.8 million) and lower amortization expense associated with capitalized financing costs and the unrealized loss on the terminated interest rate swaps which was fully amortized in 2005 ($959,000).
Income Taxes
          Our effective income tax rate was relatively flat for 2006 at 36.2% compared with 36.1% in 2005.
Earnings From Continuing Operations
          Earnings from continuing operations for 2006 increased to $34.4 million, or $1.86 per diluted share, compared to $24.5 million, or $1.29 per diluted share in 2005 primarily due to the higher sales and gross profit together with the reduction in interest expense in the current year.
Discontinued Operations
          The loss from discontinued operations for 2006 was $1.3 million, or $0.07 per diluted share compared with earnings from discontinued operations of $546,000, or $0.03 per diluted share in 2005. The current year loss related to the operating losses and non-recurring closure costs associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility. During the fourth quarter, we completed the sale of certain machinery and equipment associated with the industrial wire business for $6.0 million and recorded a pre-tax gain of $1.3 million. The prior year earnings consisted of a $793,000 gain on the disposal of real estate, the collection of a note receivable and the settlement on the release of an equipment lien associated with Insteel Construction Systems, a discontinued operation that we had previously exited in 1997, partially offset by a loss of $247,000 from the operations of the industrial wire business.
Net Earnings
          Net earnings for 2006 increased to $33.0 million, or $1.79 per diluted share, compared to $25.0 million, or $1.32 per diluted share in 2005 primarily due to higher sales and gross profit together with the reduction in interest expense during the current year which was partially offset by the loss from discontinued operations.
2005 Compared with 2004
Net Sales
          Net sales increased 4% to $309.3 million in 2005 from $298.8 million in 2004 as higher average selling prices for our products more than offset lower shipments. Average selling prices for the year increased 17% while shipments fell 11% from the prior year levels. The increase in selling prices was largely driven by higher raw material costs that we were able to pass through to our customers. The decrease in shipments was primarily due to inventory reduction measures that were pursued by our customers during 2005 which had the effect of reducing orders for our products. Based on our fiscal calendar, sales for 2004 benefited from reflecting one additional week (2004 was a 53-week fiscal year versus a 52- week fiscal year in 2005).
Gross Profit
          Gross profit decreased 27% to $57.9 million, or 18.7% of net sales in 2005 from $79.0 million, or 26.4% of net sales in 2004. The decrease in gross profit was largely driven by reduced shipments and higher unit conversion costs resulting from lower production levels which more than offset higher spreads between average selling prices and raw material costs. In addition, gross profit for the current year was negatively impacted by the sale of higher cost inventory as raw material costs and selling prices declined over the course of the year. During the prior year, gross profit benefited from the sale of lower cost inventory in view of the escalation in raw material costs and selling prices.
Selling, General and Administrative Expense
          SG&A expense decreased 24% to $16.2 million, or 5.2% of net sales in 2005 from $21.2 million, or 7.1% of net sales in 2004. The decrease in SG&A expense was primarily due to lower compensation expense associated with stock options accounted for as variable awards resulting from the reduced appreciation in our stock price in 2005 ($5.3 million) together with reductions in the allowance for doubtful accounts ($473,000), legal fees ($410,000) and employee benefit costs ($321,000), partially offset by higher expenses related to our Sarbanes-Oxley internal control compliance efforts ($389,000), supplemental employee retirement plan ($277,000), accounting and tax services ($189,000) and bank fees ($152,000).
Other Income
          Other income was $73,000 in 2005 compared with $1.5 million in 2004. The income for 2004 was primarily comprised of an $830,000 gain resulting from the settlement of litigation related to a supply agreement with a vendor and $572,000 of profit from the sale of raw material to a vendor.
Interest Expense
          Interest expense decreased $2.4 million, or 41%, to $3.4 million in 2005 from $5.8 million in 2004. The decrease was primarily due to reductions in the average borrowing levels on our senior secured credit facility ($1.4 million), average interest rates ($513,000) and capitalized financing costs ($459,000).
Income Taxes
          Our effective income tax rate decreased to 36.1% in 2005 from 40.1% in 2004. The lower effective tax rate was primarily due to the reduction in taxable income related to disqualifying dispositions of incentive stock options which are accounted for as variable awards for book purposes. In addition, during 2005 the valuation allowance on deferred income tax assets was reduced based upon our utilization of state net operating loss carryforwards against which an allowance had previously been established.
Earnings From Continuing Operations
          Earnings from continuing operations for 2005 decreased to $24.5 million, or $1.29 per diluted share, compared to $32.0 million, or $1.78 per diluted share in 2004 primarily due to the lower gross profit partially offset by the reductions in SG&A and interest expense.
Discontinued Operations
          Earnings from discontinued operations for 2005 were $546,000, or $0.03 per diluted share compared with a loss of $546,000, or $0.03 per diluted share in 2004. The 2005 earnings consisted of a $793,000 gain on the disposal of real estate, the collection of a note receivable and the settlement on the release of an equipment lien associated with Insteel Construction Systems, a discontinued operation that we had previously exited in 1997, partially offset by a loss of $247,000 from the operations of the industrial wire business. The prior year loss was related to the operations of the industrial wire business.
Net Earnings
          Net earnings for 2005 decreased to $25.0 million, or $1.32 per diluted share, compared to $31.5 million, or $1.75 per diluted share in 2004 primarily due to the lower gross profit which was partially offset by the reductions in SG&A and interest expense.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
	September 30,	October 1,	October 2,
	2006	2005	2004
Net cash provided by operating activities of continuing operations	$42,650	$41,830	$29,929
Net cash used for investing activities of continuing operations	(19,472)	(6,036)	(2,799)
Net cash used for financing activities of continuing operations	(22,008)	(40,931)	(22,913)

Net cash provided (used for) by operating activities of discontinued operations	2,185	2,630	(1,807)
Net cash provided by (used for) investing activities of discontinued operations	5,963	2,120	(122)
Net cash used for financing activities of discontinued operations	—	(560)	(280)

Working capital	56,938	51,662	61,253
Total long-term debt	—	11,860	52,368
Percentage of total capital	—	11%	42%
Shareholders’ equity	$122,438	$97,036	$71,211
Percentage of total capital	100%	89%	58%
Total capital (total long term debt + shareholders’ equity)	$122,438	$108,896	$123,579
Cash Flow Analysis
          Operating activities of continuing operations provided $42.7 million of cash in 2006, $41.8 million in 2005 and $29.9 million in 2004. The change in 2006 was largely due to the $9.9 million increase in earnings from continuing operations over the prior year offset by the net change in the working capital components of receivables, inventories, and accounts payable and accrued expenses. For 2006 and 2005, the net change in working capital components provided cash of $4.3 million and $7.9 million, respectively, while using $20.2 million in 2004. The cash provided by working capital in the current year was driven by an $18.5 million increase in accounts payable and accrued expenses primarily due to higher purchases and a more favorable mix of vendor payment terms and a $1.0 million decrease in receivables which was partially offset by a $15.2 million increase in inventories. Total depreciation and amortization decreased $520,000, or 9%, primarily due to the non-recurrence of amortization on unrealized losses originating from the termination of interest rate swap agreements connected with the refinancing of our previous credit facility. Deferred income taxes used $1.6 million during 2006 as compared to providing $2.0 million in 2005 primarily due to higher tax basis gains on the sale of fixed assets.
          Investing activities of continuing operations used $19.5 million of cash in 2006, $6.0 million in 2005 and $2.8 million in 2004. Capital expenditures amounted to $19.0 million, $6.3 million and $3.0 million in 2006, 2005 and 2004, respectively, with the increases primarily related to capital outlays for the expansions of the ESM and PC strand businesses. Capital expenditures are expected to be to $18.0 million in 2007 with the largest outlays earmarked for the ESM and PC strand projects. In January 2006, our credit facility was amended to, among other changes, eliminate the annual capital expenditure limitations. The actual timing of these expenditures as well as the amounts are subject to change based on adjustments in the project timelines, future market conditions and our financial performance. Following the completion of the projects that are planned or underway, we believe that maintenance capital expenditures will fall to $3.0 to $5.0 million per year beginning in 2008. In 2006, we completed the sale of certain machinery and equipment associated with our discontinued industrial wire business and recorded the $6.0 million of proceeds in net cash provided by investing activities of discontinued operations.
          Financing activities of continuing operations used $22.0 million of cash in 2006, $40.9 million in 2005 and $22.9 million in 2004. During 2006, $11.9 million of long-term debt was repaid, $8.5 million of common stock was repurchased and $2.2 million of cash dividends were paid. Financing activities of discontinued operations did not provide or utilize cash in 2006, as compared to using $560,000 for debt repayment in 2005.
          Our total debt-to-capital ratio decreased to 0% at September 30, 2006, compared with 11% at October 1, 2005 and 43% at October 2, 2004. The decrease was due to the repayment of $11.9 million of debt during the current year. The absence of cash flows from discontinued operations is not expected to materially impact our future cash flow or liquidity and was not material in prior years. We believe that, in the absence of significant unanticipated cash demands, net cash generated by operating activities of continuing operations and amounts available under our revolving credit facility will be sufficient to satisfy our expected working capital, capital expenditure, dividend and share repurchases, if any.
Credit Facilities
          As of September 30, 2006, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. During 2006, we repaid the $2.4 million term loan balance previously outstanding on the credit facility as of October 1, 2005. As of September 30, 2006, no borrowings were outstanding on the revolving credit facility and $57.5 million of borrowing capacity was available. Outstanding letters of credit on the revolver totaled $1.4 million as of September 30, 2006 and October 1, 2005.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon our request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on our excess availability as of September 30, 2006, the applicable interest rate margins on the revolver were 0.00% for the base rate and 1.25% for the LIBOR rate.
          In connection with the refinancing of the previous credit facility, we terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, was amortized and recorded as interest expense through the original termination date of the swap agreement of January 31, 2005.
          Our ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties.
          Financial Covenants
          The terms of the credit facility require that we maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of September 30, 2006, we were in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates or permit liens to encumber our property and assets. As of September 30, 2006, we were in compliance with all of the negative covenants under the credit facility.
          Events of Default
          Under the terms of the credit facility, an event of default will occur with respect to us upon the occurrence of, among other things: a default or breach by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts due in excess of $500,000 under such agreement; certain payment defaults by us or any of our subsidiaries in excess of $500,000; certain events of bankruptcy or insolvency with respect to us, an entry of judgment against us or any of our subsidiaries for greater than $500,000, which amount is not covered by insurance; or a change of control of us.
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
Off-Balance Sheet Arrangements
          We do not have any material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, as defined by Item 303(a)(4) of Regulation S-K of the SEC, that have or are reasonably likely to have a material current or future impact on our financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.
Contractual Obligations
          Our contractual obligations and commitments at September 30, 2006 are as follows:
Payments Due by Period
(In thousands)

		Less Than			More Than
	Total	1 Year	1 — 3 Years	3 — 5 Years	5 Years
Contractual obligations:
Operating leases	1,004	561	428	15	—
Raw material purchase commitments(1)	50,357	50,357	—	—	—
Other unconditional purchase obligations(2)	7,422	7,422	—	—	—
Pension benefit obligations	3,667	419	849	872	1,527
Supplemental employee retirement plan	16,157	80	160	262	15,655

Total	$78,607	$58,839	$1,437	$1,149	$17,182

(1)	Non-cancelable fixed price purchase commitments for raw materials.

(2)	Contractual commitments for equipment purchases.
Outlook
          We believe that the increased demand for our concrete reinforcing products in 2006 was driven by the continued recovery in nonresidential construction spending from the depressed levels of recent years together with the completion of inventory reduction measures within our customer base that reduced order levels during most of 2005. We currently expect that the favorable demand trend for nonresidential construction, which drives an estimated 80% of our sales, will continue and be augmented by: (1) higher government spending for infrastructure-related construction associated with the recent enactment of the transportation funding authorization at the federal level together with the improved fiscal positions of most states and (2) the post-hurricane reconstruction that will be required in the Gulf region of the U.S.
          At the same time, the downturn in housing-related markets, which represents an estimated 20% of our sales and significantly reduced our fourth quarter 2006 shipments, is expected to continue as we head into the seasonally slower period of the year. In addition, surging imports of PC strand, particularly from China, and higher cost raw material purchase commitments could result in narrower spreads between average selling prices and raw material costs during the first and second fiscal quarters of 2007 depending on competitive pricing pressures,
          Despite these near-term challenges, we expect that business conditions will improve as we move into the second half of 2007 and support the maintenance of gross margins and spreads at attractive levels. We also expect gradually increasing contributions from our PC strand and ESM expansion initiatives in the form of reduced operating costs and additional volume as we progress through 2007, with the Tennessee PC strand expansion anticipated to come on line during the first fiscal quarter followed by the expected start-ups of the ESM expansions in our North Carolina plant during the second fiscal quarter and our Texas plant during the third fiscal quarter. In addition to these organic growth initiatives, we are continually evaluating potential acquisitions in existing or related products that further our penetration in current markets served or expand our geographic presence. We anticipate that these actions, together with the positive overall outlook for our markets, should have a favorable impact on our financial performance in 2007 (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
          Our cash flows and earnings are subject to fluctuations resulting from changes in commodity prices, interest rates and foreign exchange rates. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as necessary.
Commodity Prices
          We do not generally use derivative commodity instruments to hedge our exposures to changes in commodity prices. Our principal commodity price exposure is hot-rolled carbon steel wire rod, our primary raw material, which we purchase from both domestic and foreign suppliers and is denominated in U.S. dollars. Prior to 2004, we typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. However, beginning in 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through 2006. In some instances, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which reduces our gross profit and cash flow from operations.
Interest Rates
          Although we were debt-free as of September 30, 2006, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars and any such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 30, 2006.

Item 8.	Financial Statements and Supplementary Data.
(a)	Financial Statements

(b) Supplementary Data
          Selected quarterly financial data for 2006 and 2005 is as follows:
Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	December 31	April 1	July 1	September 30
2006
Operating results:
Net sales	$75,604	$79,776	$91,644	$82,483
Gross profit	17,113	16,979	18,486	18,293
Earnings from continuing operations	8,013	7,845	9,066	9,453
Earnings (loss) from discontinued operations	(335)	(444)	(1,184)	626
Net earnings	7,678	7,401	7,882	10,079
Per share data:
Basic:
Earnings from continuing operations	0.43	0.43	0.50	0.52
Earnings (loss) from discontinued operations	(0.02)	(0.02)	(0.07)	0.04
Net earnings	0.41	0.41	0.43	0.56
Diluted:
Earnings from continuing operations	0.42	0.42	0.50	0.52
Earnings (loss) from discontinued operations	(0.02)	(0.02)	(0.07)	0.03
Net earnings	0.40	0.40	0.43	0.55
Stock prices (1)
High	8.68	29.70	30.00	24.85
Low	6.89	8.13	18.77	16.33
Cash dividends declared	0.03	0.03	0.03	0.03

	Quarter Ended
	January 1	April 2	July 2	October 1
2005
Operating results:
Net sales	$65,063	$72,015	$85,646	$86,596
Gross profit	13,157	11,589	17,952	15,200
Earnings from continuing operations	5,059	4,425	8,600	6,415
Earnings (loss) from discontinued operations	57	619	(101)	(29)
Net earnings	5,116	5,044	8,499	6,386
Per share data:
Basic:
Earnings from continuing operations	0.28	0.24	0.46	0.34
Earnings (loss) from discontinued operations	—	0.03	(0.01)	—
Net earnings	0.28	0.27	0.45	0.34
Diluted:
Earnings from continuing operations	0.27	0.23	0.45	0.34
Earnings (loss) from discontinued operations	—	0.03	(0.01)	—
Net earnings	0.27	0.26	0.44	0.34
Stock prices (1)
High	10.95	9.99	7.62	8.63
Low	6.16	6.88	4.07	5.80
Cash dividends declared	—	—	0.03	0.03

(1)	Prices adjusted to reflect 2-for-1 stock split on June 16, 2006.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	September 30,	October 1,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$10,689	$1,371
Accounts receivable, net	37,519	38,601
Inventories	46,797	31,569
Prepaid expenses and other	2,675	3,647
Current assets of discontinued operations	411	5,829

Total current assets	98,091	81,017
Property, plant and equipment, net	55,217	40,970
Other assets	9,653	7,325
Non-current assets of discontinued operations	3,635	8,964

Total assets	$166,596	$138,276

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$30,691	$15,449
Accrued expenses	9,819	9,283
Current portion of long-term debt	—	2,376
Current liabilities of discontinued operations	643	2,247

Total current liabilities	41,153	29,355
Long-term debt	—	9,484
Other liabilities	2,713	2,401
Long-term liabilities of discontinued operations	292	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	—	—
Common stock, $1 stated value
Authorized shares: 40,000
Issued and outstanding shares: 2006, 18,213; 2005, 18,860	18,213	18,861
Additional paid-in capital	47,005	45,003
Deferred stock compensation	(662)	(508)
Retained earnings	57,882	34,772
Accumulated other comprehensive loss	—	(1,092)

Total shareholders’ equity	122,438	97,036

Total liabilities and shareholders’ equity	$166,596	$138,276

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
	September 30,	October 1,	October 2,
	2006	2005	2004
Net sales	$329,507	$309,320	$298,754
Cost of sales	258,636	251,422	219,798

Gross profit	70,871	57,898	78,956
Selling, general and administrative expense	16,996	16,175	21,194
Other income, net	(446)	(73)	(1,549)
Interest expense	669	3,427	5,832
Interest income	(255)	—	(1)

Earnings from continuing operations before income taxes	53,907	38,369	53,480
Income taxes	19,530	13,870	21,445

Earnings from continuing operations	34,377	24,499	32,035
Earnings (loss) from discontinued operations net of income taxes of ($851), $330 and ($310)	(1,337)	546	(546)

Net earnings	$33,040	$25,045	$31,489

Per share amounts:
Basic:
Earnings from continuing operations	$1.88	$1.31	$1.85
Earnings (loss) from discontinued operations	(0.08)	0.03	(0.03)

Net earnings	$1.80	$1.34	$1.82

Diluted:
Earnings from continuing operations	$1.86	$1.29	$1.78
Earnings (loss) from discontinued operations	(0.07)	0.03	(0.03)

Net earnings	$1.79	$1.32	$1.75

Cash dividends declared	$0.12	$0.06	$—

Weighted shares outstanding:
Basic	18,307	18,656	17,284

Diluted	18,473	18,954	17,948

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
			Additional		Retained	Other	Total
	Common Stock		Paid-In	Deferred	Earnings	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)(1)	Equity
Balance at September 27, 2003	16,920	$16,920	$38,327	$—	$(20,562)	$(3,413)	$31,272

Comprehensive income:
Net earnings					31,489		31,489
Change in fair market value of financial instruments						1,211	1,211
Amortization of loss on financial instruments included in net earnings						656	656
Recognition of additional pension plan liability						(91)	(91)

Comprehensive income(1)							33,265
Stock options exercised	1,324	1,324	(906)				418
Compensation expense associated with stock-based plans			6,158				6,158
Excess tax benefits from exercise of stock options			98				98

Balance at October 2, 2004	18,244	$18,244	$43,677	$—	$10,927	$(1,637)	$71,211

Comprehensive income:
Net earnings					25,045		25,045
Amortization of loss on financial instruments included in net earnings						656	656
Recognition of additional pension plan liability						(111)	(111)

Comprehensive income(1)							25,590
Stock options exercised	570	570	(395)				175
Restricted stock granted	82	83	659	(742)			—
Restricted stock shares from dividend			3				3
Compensation expense associated with stock-based plans			571	234			805
Retirement of shares held within grantor trust	(36)	(36)			(69)		(105)
Cash dividends declared					(1,131)		(1,131)
Excess tax benefits from exercise of stock options			488				488

Balance at October 1, 2005	18,860	$18,861	$45,003	$(508)	$34,772	$(1,092)	$97,036

Comprehensive income:
Net earnings					33,040		33,040
Reduction in pension liability						1,092	1,092

Comprehensive income(1)							34,132
Stock options exercised	101	101	259				360
Restricted stock granted	51	50	742	(792)			—
Restricted stock shares from dividend	1	1	7				8
Compensation expense associated with stock-based plans			535	638			1,173
Excess tax benefits from exercise of stock options			459				459
Repurchase of common stock	(800)	(800)			(7,729)		(8,529)
Cash dividends declared					(2,201)		(2,201)

Balance at September 30, 2006	18,213	$18,213	$47,005	$(662)	$57,882	$—	$122,438

(1)	Components of accumulated other comprehensive income (loss) are reported net of related income taxes.
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	September 30,	October 1,	October 2,
	2006	2005	2004
Cash Flows From Operating Activities:
Net earnings	$33,040	$25,045	$31,489
Loss (earnings) from discontinued operations	1,337	(546)	546

Earnings from continuing operations	34,377	24,499	32,035
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,578	4,139	4,259
Amortization of capitalized financing costs	529	651	1,154
Amortization of unrealized loss on financial instruments	—	837	796
Stock-based compensation expense	1,173	805	6,158
Excess tax benefits from exercise of stock options	(459)	—	—
Loss on sale of property, plant and equipment	82	63	52
Deferred income taxes	(1,627)	2,004	7,118
Increase in cash surrender value of life insurance over premiums paid	(193)	—	—
Net changes in assets and liabilities:
Accounts receivable, net	1,082	481	(11,831)
Inventories	(15,228)	6,753	(9,486)
Accounts payable and accrued expenses	18,456	640	1,076
Other changes	(120)	958	(1,402)

Total adjustments	8,273	17,331	(2,106)

Net cash provided by operating activities — continuing operations	42,650	41,830	29,929
Net cash provided by (used for) operating activities — discontinued operations	2,185	2,630	(1,807)

Net cash provided by operating activities	44,835	44,460	28,122

Cash Flows From Investing Activities:
Capital expenditures	(18,959)	(6,302)	(2,921)
Proceeds from sale of assets held for sale	—	904	—
Proceeds from sale of property, plant and equipment	52	27	24
Decrease (increase) in cash surrender value of life insurance policies	(565)	(665)	98

Net cash used for investing activities — continuing operations	(19,472)	(6,036)	(2,799)
Net cash provided by (used for) investing activities — discontinued operations	5,963	2,120	(122)

Net cash used for investing activities	(13,509)	(3,916)	(2,921)

Cash Flows From Financing Activities:
Proceeds from long-term debt	135,219	329,562	135,451
Principal payments on long-term debt	(147,079)	(370,070)	(152,536)
Financing costs	(307)	(23)	(3,475)
Cash received from exercise of stock options	360	175	418
Termination of interest rate swaps	—	—	(2,117)
Excess tax benefits from exercise of stock options	459	—	—
Repurchase of common stock	(8,529)	—	—
Cash dividends paid	(2,222)	(566)	—
Other	91	(9)	(654)

Net cash used for financing activities — continuing operations	(22,008)	(40,931)	(22,913)
Net cash used for financing activities — discontinued operations	—	(560)	(280)

Net cash used for financing activities	(22,008)	(41,491)	(23,193)

Net increase (decrease) in cash and cash equivalents	9,318	(947)	2,008
Cash and cash equivalents at beginning of period	1,371	2,318	310

Cash and cash equivalents at end of period	$10,689	$1,371	$2,318

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$202	$3,531	$7,712
Income taxes	17,489	12,001	13,244
Non-cash financing activity:
Cashless exercise of stock options	—	338	338
Issuance of restricted stock	792	742	—
Declaration of cash dividends to be paid	543	565	—
Other	—	105	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, OCTOBER 1, 2005 AND OCTOBER 2, 2004
(1) Description of Business
          Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for a wholly-owned operating subsidiary, Insteel Wire Products Company (“IWP”). The Company manufactures and markets PC strand and welded wire reinforcement products, including concrete pipe reinforcement, engineered structural mesh and standard welded wire reinforcement. The Company’s products are primarily sold to manufacturers of concrete products and to a lesser extent to numerous distributors and rebar fabricators that are located nationwide as well as into Canada, Mexico, and Central and South America.
          The Company’s exit from the industrial wire business in June 2006 (see Note 7 to the consolidated financial statements) narrowed its strategic and operational focus to concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
(2) Summary of Significant Accounting Policies
          Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2006 and 2005 were 52-week fiscal years and fiscal year 2004 was a 53-week fiscal year. All references to years relate to fiscal years rather than calendar years.
          Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
          Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There is no assurance that actual results will not differ from these estimates.
          Cash equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
          Stock options. Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” as interpreted by SEC SAB No. 107. Previously the Company had accounted for stock option plans under the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and consequently, has not retroactively adjusted results from prior periods. Under this transition method, (1) stock compensation expense associated with options granted on or after October 2, 2005 is recorded in accordance with the provisions of SFAS No. 123(R); and (2) stock compensation expense associated with the remaining unvested portion of stock options granted prior to October 2, 2005 is recorded based on the grant date fair value of the options estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
          As a result of adopting SFAS No. 123(R), the Company recorded $535,000 of compensation expense for stock options within selling, general and administrative expense for the year ended September 30, 2006. This had the effect of reducing earnings from continuing operations before income taxes by $535,000 ($0.03 per basic and diluted share) for the year ended September 30, 2006. The Company recorded $571,000 and $6.2 million of compensation expense for the years ended October 1, 2005 and October 2, 2004, respectively, for stock options associated with certain previous option plans that were required to be accounted for as variable plans under the provisions of APB No. 25. Under variable plan accounting, compensation expense was recognized for the excess of the market price over the exercise price and adjusted each reporting period to reflect changes in market valuation. Under the provisions of SFAS No. 123(R), these options are now accounted for as equity awards and, since the options were fully vested as of October 2, 2005, no compensation expense was recorded in 2006.
          Prior to the adoption of SFAS No. 123(R), the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flow. SFAS No. 123(R) requires that such benefits be reported as a financing cash flow. For the period ended September 30, 2006, $459,000 of excess tax benefits were generated from option exercises. In addition, upon the adoption of SFAS 123(R), the Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures and determined the amount to be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s option plans for the years ended October 1, 2005 and October 2, 2004:

	Year Ended
	(52 weeks)	(53 weeks)
	October 1,	October 2,
(In thousands, except for per share amounts)	2005	2004
Net earnings — as reported	$25,045	$31,489
Stock-based compensation expense included in reported net earnings, net of related tax effects	(214)	5,226
Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(141)	(216)

Net earnings — pro forma	$24,690	$36,499

Basic net earnings per share — as reported	$1.34	$1.82
Basic net earnings per share — pro forma	1.32	2.11
Diluted net earnings per share — as reported	1.32	1.75
Diluted net earnings per share — pro forma	1.30	2.07

Basic shares outstanding — as reported and pro forma	18,656	17,284
Diluted shares outstanding — as reported	18,954	17,948
Diluted shares outstanding — pro forma	18,940	17,636
          Revenue recognition and credit risk. The Company recognizes revenue from product sales in accordance with SAB No. 104 when the products are shipped and risk of loss and title has passed to the customer. Substantially all of the Company’s accounts receivable are due from customers that are located in the U.S. and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. The Company writes off accounts receivable when they become uncollectible and payments subsequently received are credited to the allowance for doubtful accounts. There is no disproportionate concentration of credit risk.
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
          Property, plant and equipment. Property, plant and equipment are stated at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 — 15 years. Depreciation expense was approximately $4.6 million in 2006, $4.1 million in 2005 and $4.2 million in 2004. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2006, 2005 or 2004.
          Other assets. Other assets consist principally of non-current deferred tax assets, capitalized financing costs, the cash surrender value of life insurance policies and assets held for sale. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the life of the related credit agreement.
          Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred. An impairment loss is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2006, 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying amount of long-term debt approximates its estimated fair value under the Company’s senior secured credit facility (see Note 4 — Credit Facilities).
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
          Recent accounting pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application of voluntary changes in accounting principle and changes required by accounting pronouncements to the prior periods’ financial statements in the event the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for the Company beginning in fiscal 2007. The adoption of SFAS No. 154 will not have a material impact on the Company’s financial position or results of operations.
          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN No. 48 is effective for the Company beginning in fiscal 2008 and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of FIN No. 48 on its financial position and results of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. At this time, the Company has not determined what effect, if any, the adoption of SFAS No. 157 will have on its financial position or results of operations. SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position and changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company beginning in fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is effective for the Company beginning in fiscal 2009. At this time, the Company has not determined what effect, if any, the adoption of SFAS No. 158 will have on its financial position or results of operations.
          Also in September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 provide guidance on correcting errors in financial statements under the dual approach and do not change the requirements within SFAS No. 154 pertaining to the correction of errors. SAB No. 108 is effective for the Company beginning in fiscal 2008. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) Stock Split
          On May 16, 2006, the Board of Directors approved a two-for-one split of the Company’s common stock payable in the form of a stock dividend. The stock split entitled each shareholder of record on June 2, 2006 to receive one share of common stock for every outstanding share of common stock held on that date and was distributed on June 16, 2006. Unless otherwise indicated, the capital stock accounts and all share and earnings per share amounts in this report give effect to the stock split, applied retroactively, to all periods presented.
(4) Credit Facilities
          As of September 30, 2006, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. During 2006, the Company repaid the $2.4 million term loan balance previously outstanding on the credit facility as of October 1, 2005. As of September 30, 2006, no borrowings were outstanding on the revolving credit facility and $57.5 million of borrowing capacity was available. Outstanding letters of credit on the revolver totaled $1.4 million as of September 30, 2006 and October 1, 2005.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of September 30, 2006, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
          In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in the third quarter of fiscal 2004 which, in accordance with GAAP, was amortized and recorded as interest expense through the original termination date of the swap agreement of January 31, 2005.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
          Financial Covenants
          The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of September 30, 2006, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of September 30, 2006, the Company was in compliance with all of the negative covenants under the credit facility.
          Events of Default
          Under the terms of the credit facility, an event of default will occur with respect to the Company upon the occurrence of, among other things: a default or breach by the Company or any of its subsidiaries under any agreement resulting in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
          Amortization of capitalized financing costs associated with the senior secured facility was $529,000 in 2006, $651,000 million in 2005 and $1.2 million in 2004. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2007	$499
2008	499
2009	508
2010	336
2011	—
(5) Stock Option Plans
          The Company has stock option plans under which employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. The fair value of each option award granted prior to October 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. With the adoption of SFAS 123(R), the Company determined that it would use a Monte Carlo valuation model for options that are granted subsequent to October 1, 2005. The weighted-average estimated fair values of stock options granted during 2006, 2005, and 2004 were $8.82, $7.74 and $5.36 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 30,	October 1,	October 2,
	2006	2005	2004
Expected term (in years)	3.20	7.00	5.00
Risk-free interest rate	4.82%	4.14%	3.68%
Expected volatility	74.72%	180.40%	221.00%
Expected dividend yield	0.70%	0.79%	0.00%
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
          At September 30, 2006, there were 1,484,000 shares available for future grants under the Company’s equity incentive plans. The following table summarizes stock option activity during 2004, 2005 and 2006:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

						Contractual	Aggregate
		Exercise Price Per Share				Term -	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average	(in thousands)
Outstanding at September 27, 2003	2,368	$0.18	—	$4.60	$1.34
Granted	50	5.43	—	5.43	5.43
Exercised	(1,480)	0.18	—	4.60	0.83		$3,981

Outstanding at October 2, 2004	938	0.18	—	5.43	2.36
Granted	96	6.89	—	9.12	8.24
Exercised	(706)	0.18	—	5.43	2.17		4,762

Outstanding at October 1, 2005	328	0.18	—	9.12	4.48
Granted	55	15.64	—	20.26	17.54
Exercised	(101)	0.18	—	9.12	3.56		1,396

Outstanding at September 30, 2006	282	0.18	—	20.26	7.37	6.62 years	3,526

Vested and anticipated to vest in future at September 30, 2006	278	0.18	—	20.26	7.29	6.59 years	3,505
Exercisable at September 30, 2006	168	0.18	—	9.12	3.72	4.96 years	2,706
          The remaining unrecognized compensation costs related to unvested awards at September 30, 2006 is $450,000 which is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the years ended September 30, 2006, October 1, 2005, and October 2, 2004 was $290,000, $90,000, and $447,000, respectively.
          Restricted Stock. During the years ended September 30, 2006 and October 1, 2005, the Company granted 51,000 and 82,000 shares of restricted stock, respectively, to key employees and directors which had a total market value of $792,000 and $742,000, respectively, as of the grant date. The following table summarizes restricted stock activity during 2005 and 2006:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2004	—	$—
Granted	82	8.98
Released	—	—

Balance, October 1, 2005	82	8.98
Granted	51	15.64
Released	(30)	8.72

Balance, September 30, 2006	103	12.27

          The Company recorded amortization expense pertaining to restricted stock of $638,000 and $234,000 for the years ended September 30, 2006 and October 1, 2005, respectively. The Company will continue to amortize the remaining unamortized balance over the vesting period of one to three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Income Taxes
          The components of the provision for income taxes on continuing operations are as follows:

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
	September 30,	October 1,	October 2,
(Dollars in thousands)	2006	2005	2004
Provision for income taxes:
Current:
Federal	$18,603	$10,457	$12,312
State	2,554	1,409	2,015

	21,157	11,866	14,327
Deferred:
Federal	(1,437)	1,802	6,493
State	(190)	202	625

	(1,627)	2,004	7,118

Provision for income taxes	$19,530	$13,870	$21,445

Effective income tax rate	36.2%	36.1%	40.1%

          The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes on continuing operations is as follows:

	Year Ended
	(52 weeks)		(52 weeks)		(53 weeks)
(Dollars in thousands)	September 30, 2006		October 1, 2005		October 2, 2004
Provision for income taxes at federal statutory rate	$18,867	35.0%	$13,429	35.0%	$18,718	35.0%
State income taxes, net of federal tax benefit	1,381	2.6	1,166	3.0	1,604	3.0
Qualified production activities deduction	(490)	(0.9)	—	—	—	—
Other permanent book and tax differences, net	—	—	77	0.2	(7)	—
Stock options expense (benefit)	151	0.3	(575)	(1.5)	1,411	2.6
Valuation allowance	(37)	(0.1)	(227)	(0.6)	(414)	(0.8)
Revisions to estimates based on filing of final tax return	(21)	(0.1)	—	—	(174)	(0.3)
Other, net	(321)	(0.6)	—	—	307	0.6

Provision for income taxes	$19,530	36.2%	$13,870	36.1%	$21,445	40.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The components of deferred tax assets and liabilities are as follows:

	September 30,	October 1,
(In thousands)	2006	2005
Deferred tax assets:
Accrued expenses or asset reserves for financial statements, not yet deductible for tax purposes	$2,440	$1,456
State net operating loss carryforwards	944	944
Goodwill, amortizable for tax purposes	2,686	3,017
Nonqualified stock options not deductible in current year	204	333
Valuation allowance	(599)	(636)

Gross deferred tax assets	5,675	5,114

Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation and impairment charges	(1,467)	(2,111)
Other reserves	(800)	(551)

Gross deferred tax liabilities	(2,267)	(2,662)

Net deferred tax asset	$3,408	$2,452

          The Company has recorded the following amounts for deferred taxes on its consolidated balance sheets as of September 30, 2006 and October 1, 2005: a current deferred tax asset (net of valuation allowance) of $1.2 million and $950,000, respectively, in prepaid expenses and other, and a noncurrent deferred tax asset (net of valuation allowance) of $2.2 million and $1.5 million, respectively, in other assets. The Company has $15.9 million of gross state operating loss carryforwards that begin to expire in seven years, but principally expire in 16 — 17 years.
          The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of September 30, 2006, the Company had recorded a valuation allowance of $599,000 pertaining to various state NOLs that were not anticipated to be utilized. During 2006, the valuation allowance was reduced by $37,000 based on the anticipated utilization of a portion of the remaining losses in future years. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had been provided.
(7) Discontinued Operations
          In April 2006, the Company decided to exit the industrial wire business with the closure of its Fredericksburg, Virginia facility which manufactured tire bead wire and other industrial wire for commercial and industrial applications. The Company’s decision was based on the weakening in the business outlook for the facility and the expected continuation of difficult market conditions and reduced operating levels. Manufacturing activities at the Virginia facility ceased in June 2006 and the Company is currently in the process of liquidating the remaining assets of the business.
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
          The following table summarizes the results of discontinued operations for the years ended September 30, 2006, October 1, 2005, and October 2, 2004, respectively:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	September 30,	October 1,	October 2,
(In thousands)	2006	2005	2004
Net sales	$22,544	$36,216	$33,878
Earnings (loss) before income taxes	(2,188)	876	(856)
Income taxes	851	(330)	310
Net earnings (loss)	(1,337)	546	(546)
Included within results from discontinued operations is an allocation of interest expense which was calculated based on the net assets of the industrial wire business relative to the consolidated net assets of the Company. Interest expense allocated to discontinued operations was $64,000, $802,000, and $3.1 million for the years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.
          The net loss from discontinued operations for the year ended September 30, 2006 includes a pre-tax gain of $1.3 million on the sale of certain machinery and equipment associated with the industrial wire business. The net earnings from discontinued operations for the year ended October 1, 2005 includes a pre-tax gain of $1.3 million relating to the disposal of real estate, the collection of a note receivable, and the settlement on the release of an equipment lien associated with Insteel Construction Systems (“ICS”), a discontinued operation that the Company had previously exited in 1997.
          Assets and liabilities of discontinued operations as of September 30, 2006 and October 1, 2005 are as follows:

	September 30,	October 1,
(In thousands)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$—	$1
Accounts receivable, net	407	4,221
Inventories	—	1,591
Prepaid expenses and other	4	16

Total current assets	411	5,829
Other assets	3,635	—
Property, plant and equipment, net	—	8,964

Total assets	$4,046	$14,793

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25	$1,954
Accrued expenses	618	293

Total current liabilities	643	2,247
Other liabilities	292	—

Total liabilities	$935	$2,247

          As of September 30, 2006 there was approximately $618,000 of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
(8) Employee Benefit Plans
          Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company contributed $1.3 million to the Delaware Plan in 2006 and expects to contribute $290,000 in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The reconciliation of the projected benefit obligation, plan assets, the funded status of the plan and the amounts recognized in the Company’s consolidated balance sheets at September 30, 2006, October 1, 2005 and October 2, 2004 is as follows:

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
	September 30,	October 1,	October 2,
(In thousands)	2006	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$4,702	$4,036	$4,043
Service cost	82	91	106
Interest cost	253	268	275
Actuarial loss (gain)	(306)	512	281
Distributions	(204)	(205)	(669)

Benefit obligation at end of year	$4,527	$4,702	$4,036

Change in plan assets:
Fair value of plan assets at beginning of year	$3,334	$2,633	$2,551
Actual return on plan assets	79	350	179
Employer contributions	1,318	556	572
Distributions	(204)	(205)	(669)

Fair value of plan assets at end of year	$4,527	$3,334	$2,633

Reconciliation of funded status to net amount recognized:
Funded status	$—	$(1,368)	$(1,403)
Unrecognized net gain	1,476	1,762	1,532
Unrecognized prior service cost	2	2	5

Net amount recognized	$1,478	$396	$134

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension asset	$1,478	$396	$134
Accrued benefit liability	—	(1,764)	(1,538)
Intangible asset related to prior service cost	—	2	5
Accumulated other comprehensive loss	—	1,092	981
Deferred tax asset — noncurrent	—	670	552

Net amount recognized	$1,478	$396	$134

     Net periodic pension cost includes the following components:

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
	September 30,	October 1,	October 2,
(In thousands)	2006	2005	2004
Service cost	$82	$91	$106
Interest cost	253	268	275
Expected return on plan assets	(243)	(217)	(217)
Amortization of prior service cost	1	3	3
Recognized net actuarial loss	143	151	140

Net periodic pension cost	$236	$296	$307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The assumptions used in the valuation of the plan are as follows:

	Measurement Date
	September 30,	October 1,	October 2,
	2006	2005	2004
Assumptions at year-end:
Discount rate	6.25%	6.00%	6.50%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
     The projected benefit payments under the plan are as follows:

Fiscal year(s)	In thousands
2007	$419
2008	424
2009	425
2010	433
2011	439
2012–2016	1,527
     The Delaware Plan has a long-term target asset mix of 65% equities and 35% fixed income. The ranges for the long term allocation are: equities 60% to 80%, fixed income 20% to 40% and cash reserves 0 to 10%. The investment strategy for equities emphasizes U.S. large cap equities with the portfolio’s performance measured against the S&P 500 index or other applicable indices. The investment strategy for fixed income investments is focused on maintaining an overall portfolio with a minimum credit rating of A-1 as well as a minimum rating of any security at the time of purchase of Baa/BBB by Moody’s or Standard & Poor’s, if rated. The total fund has an expected return of 8.0% based on the overall policy allocation and historical market returns, compared to the expected long term rate of return of 8.0% used to develop the plan’s net periodic pension cost.
     Supplemental employee retirement plan. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. In 2005, the Company amended the SERP to add Participants and increase benefits to certain Participants already included in the plan. The following table provides a reconciliation of the projected benefit obligation for the amended SERP:

	Year Ended
	September 30,	October 1,
(In thousands)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$1,263	$811
Service cost	372	425
Interest cost	87	67
Distributions	(80)	(40)

Benefit obligation at end of year	$1,642	$1,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The assumptions used in the valuation of the SERP are as follows:

	Measurement Date
	December 1,	December 1,
	2005	2004
Assumptions at year-end:
Discount rate	5.6%	5.6%
Rate of increase in compensation levels	3.0%	3.0%
     The projected benefit payments are as follows:

Fiscal year(s)	(In thousands)
2007	$80
2008	80
2009	80
2010	80
2011	182
2012–2016	1,293
     As noted above, the SERP was amended in 2005 to add Participants and increase benefits to certain Participants already included in the plan. However, for certain Participants the Company still maintains the benefits of the SERP that were in effect prior to the 2005 amendment. These Participants are entitled to fixed cash benefits upon retirement at age 65, payable annually for 15 years. This plan is supported by life insurance polices on the Participants purchased by the Company. The cash benefits paid under this plan were $74,000 in 2006, $74,000 in 2005 and $53,000 in 2004. The plan expense was $10,000 in 2006, $3,000 in 2005 and $178,000 in 2004.
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
     Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. In 2006, 2005 and 2004, the Company matched employee contributions up to 50% of the first 5% of eligible compensation that was contributed by employees. Company contributions to the Plan were $351,000 in 2006, $265,000 in 2005 and $261,000 in 2004.
     VEBA. The Company has a Voluntary Employee Beneficiary Association (“VEBA”). Under the plan, both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $3.1 million in 2006, $2.5 million in 2005 and $3.2 million in 2004. The Company is primarily self-insured for employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $150,000. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.
(9) Commitments and Contingencies
     Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2010. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $836,000 in 2006, $701,000 in 2005 and $684,000 in 2004. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2007, $561,000; 2008, $340,000; 2009, $88,000; 2010, $15,000; 2011 and beyond $0.
     As of September 30, 2006, the Company had $50.4 million in non-cancelable fixed price purchase commitments for raw material extending as long as approximately 120 days. In addition, the Company has contractual commitments for the purchase of certain equipment. Portions of such contracts not completed at year-end are not reflected in the consolidated financial statements and amounted to $7.4 million as of September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Legal proceedings. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.
     Severance and change of control agreements. The Company has entered into severance agreements with its Chief Executive Officer and Chief Financial Officer that provide certain termination benefits to these executives in the event that an executive’s employment with the Company is terminated without cause. The initial term of each agreement is two years and the agreements provide for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. Under the terms of these agreements, in the event of termination without cause, the executives would receive termination benefits equal to one and one-half times the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits for eighteen months. In addition, all of the executive’s stock options would vest immediately and outplacement services would be provided.
     The Company has also entered into change of control agreements with key members of management including its executive officers, which specify the terms of separation in the event that termination of employment followed a change in control of the Company. The initial term of each agreement is two years and the agreements provide for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment, nor do they specify the terms of an executive’s termination should the termination occur in the absence of a change in control. Under the terms of these agreements, in the event of termination within two years of a change of control, the Chief Executive Officer and Chief Financial Officer would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. The Vice President — Administration would receive severance benefits equal to one times base compensation, one times the average bonus for the prior three years and the continuation of health and welfare benefits for one year. In addition, all of the executive’s stock options would vest immediately and outplacement services would be provided.
(10) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
	September 30,	October 1,	October 2,
(In thousands, except for per share amounts)	2006	2005	2004
Net earnings	$33,040	$25,045	$31,489

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	18,307	18,656	17,284
Dilutive effect of stock-based compensation	166	298	664

Weighted average shares outstanding (diluted)	18,473	18,954	17,948

Per share (basic):
Earnings from continuing operations	$1.88	$1.31	$1.85
Earnings (loss) from discontinued operations	(0.08)	0.03	(0.03)

Net earnings	$1.80	$1.34	$1.82

Per share (diluted):
Earnings from continuing operations	$1.86	$1.29	$1.78
Earnings (loss) from discontinued operations	(0.07)	0.03	(0.03)

Net earnings	$1.79	$1.32	$1.75

     Options to purchase 42,000 shares in 2006, 34,000 shares in 2005 and 38,000 shares in 2004 were antidilutive and were not included in the diluted EPS computation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) Business Segment Information
     Following the Company’s exit from the industrial wire business (see Note 7 to the consolidated financial statements), the Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products, including PC strand and welded wire reinforcement, for the concrete construction industry. Based on the criteria specified in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one reportable segment. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
(12) Related Party Transactions
     In connection with the Company’s stock repurchase program, on January 30, 2006, the Company repurchased approximately 400,000 shares of its common stock held by Howard O. Woltz, Jr., chairman of the Company’s board of directors, and his wife. The purchase price for the shares repurchased was $21.322 per share based on a predetermined formula, which represented a 15% discount from the closing price on January 27, 2006. The number of shares repurchased and purchase price per share are prior to the effect of the two-for-one split of the Company’s common stock that was distributed as a stock dividend on June 16, 2006.
     Sales to a company affiliated with one of the Company’s directors amounted to $929,000 in 2006, $701,000 in 2005 and $718,000 in 2004. Purchases from a company affiliated with one of the Company’s directors amounted to $1.5 million in 2006.
(13) Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows:

	September 30,	October 1,
(In thousands)	2006	2005
Fair market value of financial instruments	$—	$—
Additional pension plan liability	—	(1,092)

Accumulated other comprehensive loss	$—	$(1,092)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Other Financial Data
     Balance sheet information:

	September 30,	October 1,
(In thousands)	2006	2005
Accounts receivable, net:
Accounts receivable	$38,183	$39,011
Less allowance for doubtful accounts	(664)	(410)

Total	$37,519	$38,601

Inventories:
Raw materials	$27,160	$15,392
Work in process	1,657	1,318
Finished goods	17,980	14,859

Total	$46,797	$31,569

Other assets:
Cash surrender value of life insurance policies	$3,500	$2,834
Non-current deferred tax assets	2,176	1,507
Capitalized financing costs, net	1,841	2,114
Prepaid pension cost	1,242	—
Assets held for sale	583	583
Other	311	287

Total	$9,653	$7,325

Property, plant and equipment, net:
Land and land improvements	$5,345	$4,992
Buildings	28,473	27,460
Machinery and equipment	60,090	55,794
Construction in progress	18,013	6,399

	111,921	94,645
Less accumulated depreciation	(56,704)	(53,675)

Total	$55,217	$40,970

Accrued expenses:
Salaries, wages and related expenses	$4,084	$4,181
Income taxes	2,805	382
Customer rebates	758	1,003
Property taxes	641	456
Cash dividends	543	565
Sales allowance reserve	236	80
Worker’s compensation	119	375
Pension	—	1,764
Other	633	477

Total	$9,819	$9,283

(15) Rights Agreement
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(16) Product Warranties
     The Company’s products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company does not maintain a reserve for warranties as the historical claims have been immaterial. The Company maintains product liability insurance coverage to minimize its exposure to such risks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiary (a North Carolina corporation) as of September 30, 2006 and October 1, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiary as of September 30, 2006 and October 1, 2005 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States.
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
As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment,” (SFAS 123R) for the year ended September 30, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insteel Industries, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 6, 2006 expressed an unqualified opinion.
GRANT THORNTON LLP
Greensboro, North Carolina
December 6, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2006, OCTOBER 1, 2005 AND OCTOBER 2, 2004
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	September 30,	October 1,	October 2,
	2006	2005	2004
Balance, beginning of year	$410	$553	$186
Amounts charged to earnings	228	(71)	402
Write-offs, net of recoveries	26	(72)	(35)

Balance, end of year	$664	$410	$553

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
Management’s Report on Internal Control over Financial Reporting.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes: (1) maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets; (2) providing reasonable assurance that transactions are recorded as necessary for preparation of financial statements, and that receipts and expenditures are made in accordance with authorizations of management and directors; and (3) providing reasonable assurance that unauthorized acquisition, use or disposition of assets that could have a material effect on financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2006. During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Grant Thornton LLP has audited management’s assessment of the effectiveness of our internal control over financial reporting and has issued an attestation report concurring with management’s assessment, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Insteel Industries, Inc. and subsidiary (a North Carolina corporation) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insteel Industries, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Insteel Industries, Inc. and subsidiary maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Insteel Industries, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insteel Industries, Inc. and subsidiary as of September 30, 2006 and October 1, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 2006, and our report dated December 6, 2006, expressed an unqualified opinion on those financial statements.
GRANT THORNTON LLP
Greensboro, North Carolina
December 6, 2006

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information with respect to directors and nominees required for this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is herein incorporated by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.
     We have adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on our web site at http://www.insteel.com. We intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K by posting any amendment or waiver to a provision of our Code of Business Conduct on our web site. The Company’s web site does not constitute part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
     The information required for this item appears under the caption “Executive Compensation" in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required for this item appears under the caption “Security Ownership of Principal Shareholders and Management" in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions.
     The information required for this item appears under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 14. Principal Accounting Fees and Services.
     The information required for this item appears under the caption “Disclosure of Auditors’ Fees” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is herein incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a)(1) Financial Statements
     The financial statements as set forth under Item 8 are filed as part of this report.
     (a)(2) Financial Statement Schedules
     Supplemental Schedule II — Valuation and Qualifying Accounts appears on page 41 of this report.
     All other schedules have been omitted because they are either not required or not applicable.
     (b) Exhibits
     See exhibit index on page 46.
     (c) Financial Statement Schedules
     See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant
Date: December 6, 2006	By:	/s/ H.O. WOLTZ III
H.O. WOLTZ III
President and Chief Executive Officer

Date: December 6, 2006	By:	/s/ MICHAEL C. GAZMARIAN
MICHAEL C. GAZMARIAN
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 6, 2006 below by the following persons on behalf of the registrant and in the capacities indicated:

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

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 30, 2006

Exhibit
Number	Description

3.1	Restated articles of incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 1988).

3.2	Bylaws of the Company (as last amended October 24, 2005) (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated October 24, 2005).

3.3	Articles of Amendment to the restated articles of incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4.1	Rights Agreement dated April 27, 1999 between Insteel Industries, Inc. and First Union National Bank (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 7, 1999).

10.1	Credit Agreement dated June 2, 2004 among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc. and Intercontinental Metals Corporation, as Guarantors; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 3, 2004).

10.2	Amendment No. 1 to Credit Agreement dated January 7, 2005, by and among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party, Intercontinental Metals Corporation, as a Credit Party, and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 7, 2005.)

10.3	Amendment No. 2 to Credit Agreement dated June 14, 2005, by and among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party, Intercontinental Metals Corporation, as a Credit Party, and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 14, 2005).

10.4	Amended and Restated Credit Agreement dated January 12, 2006 among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 12, 2006).

10.5	Employee Stock Ownership Plan of Insteel Industries, Inc., including Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1989).

10.6	1990 Director Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).

10.7	1994 Employee Stock Option Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

10.8	Nonqualified Stock Option Plan (incorporated by reference to the Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1995).

10.9	1994 Director Stock Option Plan of Insteel Industries, Inc. as Amended and Restated Effective as of April 28, 1998 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998).

10.10	2005 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Appendix B of the Company’s Proxy Statement dated January 14, 2005).

10.11	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan, dated November 7, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 7, 2006).

10.12	Form of Amended and Restated Change in Control Severance Agreements between the Company and H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 14, 2006).

10.13	Amended and Restated Change in Control Severance Agreement between the Company and Gary D. Kniskern dated November 14, 2006 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 14, 2006).

10.14	Change in Control Severance Agreement between the Company and James F. Petelle dated November 14, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated November 14, 2006).

10.15	Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1997 and amended July 20, 2004 and February 15, 2005).

EXHIBIT INDEX, continued
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 30, 2006

Exhibit
Number	Description

10.16	Form of Amended and Restated Severance Agreements with H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K dated November 14, 2006).

10.17	Form of Amended and Restated Retirement Security Agreements with H.O. Woltz III, Michael C. Gazmarian, and Gary D. Kniskern dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated November 14, 2006).

10.18	Retirement Security Agreement with James F. Petelle dated November 14, 2006 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated November 14, 2006).

10.19	Share Repurchase Agreement, dated January 30, 2006, among the Company, Howard O. Woltz, Jr. and Joan Moore Woltz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 30, 2006).

10.20	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K dated November 14, 2006).

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 30, 2006.

24.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.