Form 10-Q
period 2006-12-30
INSTEEL INDUSTRIES INC
filed 2007-02-02
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2006
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
Yes ☐       No ☑
     The number of shares outstanding of the registrant’s common stock as of February 1, 2007 was 18,227,579.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 30,	September 30,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$11,625	$10,689
Accounts receivable, net	29,585	37,519
Inventories	56,683	46,797
Prepaid expenses and other	2,205	2,675
Current assets of discontinued operations	287	411

Total current assets	100,385	98,091
Property, plant and equipment, net	57,694	55,217
Other assets	9,315	9,653
Non-current assets of discontinued operations	3,635	3,635

Total assets	$171,029	$166,596

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,989	$30,691
Accrued expenses	9,534	9,819
Current liabilities of discontinued operations	570	643

Total current liabilities	40,093	41,153
Other liabilities	2,728	2,713
Long-term liabilities of discontinued operations	277	292
Shareholders’ equity:
Common stock	18,215	18,213
Additional paid-in capital	47,171	47,005
Deferred stock compensation	(568)	(662)
Retained earnings	63,113	57,882

Total shareholders’ equity	127,931	122,438

Total liabilities and shareholders’ equity	$171,029	$166,596

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2006	2005
Net sales	$69,716	$75,604
Cost of sales	56,092	58,491

Gross profit	13,624	17,113
Selling, general and administrative expense	4,243	4,121
Other income, net	(18)	(206)
Interest expense	142	233
Interest income	(190)	(52)

Earnings from continuing operations before income taxes	9,447	13,017
Income taxes	3,516	5,004

Earnings from continuing operations	5,931	8,013
Loss from discontinued operations net of income taxes of ($96) and ($214)	(152)	(335)

Net earnings	$5,779	$7,678

Per share amounts:(1)
Basic:
Earnings from continuing operations	$0.33	$0.43
Loss from discontinued operations	(0.01)	(0.02)

Net earnings	$0.32	$0.41

Diluted:
Earnings from continuing operations	$0.32	$0.42
Loss from discontinued operations	—	(0.01)

Net earnings	$0.32	$0.41

Cash dividends declared	$0.03	$0.03

Weighted average shares outstanding:(1)
Basic	18,114	18,812

Diluted	18,288	18,928

(1)	Amounts have been adjusted to reflect the two-for-one stock split that was distributed on June 16, 2006.
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2006	2005
Cash Flows From Operating Activities:
Net earnings	$5,779	$7,678
Loss from discontinued operations	152	335

Earnings from continuing operations	5,931	8,013
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,167	1,084
Amortization of capitalized financing costs	124	176
Stock based compensation expense	219	465
Excess tax benefits from exercise of stock options	(37)	—
Deferred income taxes	1	(359)
Increase in cash surrender value of life insurance over premiums paid	(79)	—
Net changes in assets and liabilities:
Accounts receivable, net	7,934	5,667
Inventories	(9,886)	(9,736)
Accounts payable and accrued expenses	(1,871)	12,878
Other changes	742	1,698

Total adjustments	(1,686)	11,873

Net cash provided by operating activities — continuing operations	4,245	19,886
Net cash provided by (used for) operating activities — discontinued operations	(116)	578

Net cash provided by operating activities	4,129	20,464

Cash Flows From Investing Activities:
Capital expenditures	(2,722)	(2,347)
Increase in cash surrender value of life insurance policies	(1)	(620)

Net cash used for investing activities — continuing operations	(2,723)	(2,967)
Net cash used for investing activities — discontinued operations	—	(4)

Net cash used for investing activities	(2,723)	(2,971)

Cash Flows From Financing Activities:
Proceeds from long-term debt	74	81,825
Principal payments on long-term debt	(74)	(93,685)
Excess tax benefits from exercise of stock options	37	—
Cash dividends paid	(543)	(566)
Other	36	35

Net cash used for financing activities — continuing operations	(470)	(12,391)

Net cash used for financing activities	(470)	(12,391)

Net increase in cash and cash equivalents	936	5,102
Cash and cash equivalents at beginning of period	10,689	1,371

Cash and cash equivalents at end of period	$11,625	$6,473

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18	$112
Income taxes	2,115	189
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	922	—
Issuance of restricted stock	30	50
Declaration of cash dividends to be paid	548	568
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Deferred	Retained	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
Balance at September 30, 2006	18,213	$18,213	$47,005	$(662)	$57,882	$122,438

Net earnings					5,779	5,779
Restricted stock granted	2	2	28	(30)		—
Restricted stock shares from dividend			6			6
Compensation expense associated with stock-based plans			95	124		219
Excess tax benefits from exercise of stock options			37			37
Cash dividends declared					(548)	(548)

Balance at December 30, 2006	18,215	$18,215	$47,171	$(568)	$63,113	$127,931

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2007 or future periods.
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
     The Company has determined that the exit from the industrial wire business meets the criteria of a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations and related non-recurring closure costs associated with the industrial wire business have been reported as discontinued operations for all periods presented. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.
     The following table summarizes the results of discontinued operations for the three-month periods ended December 30, 2006 and December 31, 2005:

	Three Months Ended
	December 30,	December 31,
(In thousands)	2006	2005
Net sales	$—	$7,930
Loss before income taxes	(248)	(549)
Income taxes	(96)	(214)
Net loss	(152)	(335)
     Included within results from discontinued operations for the three-month period ended December 31, 2005 is an allocation of $28,000 of interest expense which was calculated based on the net assets of the industrial wire business relative to the consolidated net assets of the Company.

     Assets and liabilities of discontinued operations as of December 30, 2006 and September 30, 2006 are as follows:

	December 30,	September 30,
(In thousands)	2006	2006

Assets:
Current assets:
Accounts receivable, net	$287	$407
Prepaid expenses and other	—	4

Total current assets	287	411
Other assets	3,635	3,635

Total assets	$3,922	$4,046

Liabilities:
Current liabilities:
Accounts payable	$74	$25
Accrued expenses	496	618

Total current liabilities	570	643
Other liabilities	277	292

Total liabilities	$847	$935

     As of December 30, 2006 and September 30, 2006 there was approximately $509,000 and $618,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
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
(4) Stock-Based Compensation
     Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107. Previously the Company had accounted for stock options according to the provisions of Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, (1) stock compensation expense associated with options granted on or after October 2, 2005 is recorded in accordance with the provisions of SFAS 123R; and (2) stock compensation expense associated with the remaining unvested portion of options granted prior to October 2, 2005 is recorded based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
     The Company recorded $95,000 and $220,000 of compensation expense for stock options within selling, general and administrative expense for the three-month periods ended December 30, 2006 and December 31, 2005, respectively.
     Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flow. SFAS No. 123R requires that such benefits be recorded as a financing cash flow. For the three-month period ended December 30, 2006, the Company recognized $37,000 of excess tax benefits. There was no excess tax benefit during the three-month period ended December 31, 2005.
     Under the Company’s stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. The fair value of each option award granted prior to October 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. With the adoption of SFAS 123R, the

Company determined that it would use a Monte Carlo valuation model for options granted subsequent to October 1, 2005. The assumptions utilized in the valuation model are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is calculated based on the Company’s annual dividend as of the option grant date. The expected volatility is derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s stock. The expected term for options is based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term. There were no stock option grants during the three-month periods ended December 30, 2006 and December 31, 2005.
     As of December 30, 2006, there were 1,482,000 shares available for future grants under the Company’s equity incentive plans. The following table summarizes stock option activity for the three-month period ended December 30, 2006:

						Contractual	Aggregate
		Exercise Price Per Share				Term -	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average	(in thousands)
Outstanding at September 30, 2006	282	$0.18	-	$20.26	$7.37
Granted	-	-	-	-	-
Exercised	-	-	-	-	-		-

Outstanding at December 30, 2006	282	0.18	-	20.26	7.37	6.00 years	$2,988

Vested and anticipated to vest in future at December 30, 2006	277	0.18	-	20.26	7.29	5.96 years	2,963

Exercisable at December 30, 2006	168	0.18	-	9.12	3.72	4.58 years	2,357
     As of December 30, 2006, there were $356,000 of unrecognized compensation costs remaining related to unvested awards, which are expected to be recognized over a weighted average period of 1.1 years. There were no stock option awards that vested during the three-month periods ended December 30, 2006 and December 31, 2005.
     Restricted Stock Awards. During the three-month period ended December 30, 2006, the Company granted 1,697 shares of restricted stock to key employees which had a total market value of approximately $30,000 as of the grant date. The following table summarizes restricted stock activity during the three-month period ended December 30, 2006:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value

Balance, September 30, 2006	103	$12.27
Granted	2	17.83
Released	(7)	7.08

Balance, December 31, 2006	98	12.73

     The Company recorded amortization expense of $124,000 and $245,000 pertaining to the restricted stock for the three-month periods ended December 30, 2006 and December 31, 2005, respectively. The Company will continue to amortize the remaining unamortized balance over the vesting period of one to three years.
(5) Income Taxes
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of December 30, 2006: a current deferred income tax asset of $1.4 million in prepaid expenses and other, a non-current deferred income tax asset of $2.0 million (net of valuation allowance) in other assets, and accrued income taxes payable of $4.1 million in accrued expenses. The Company has $9.6 million of gross state operating loss carryforwards (“NOLs”) as of December 30, 2006 that begin to expire in seven years, but principally expire in 16 - 17 years.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of December 30, 2006, the Company had recorded a valuation allowance of $599,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the criteria for the recognition and measurement of uncertain tax positions in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective for the Company in fiscal 2008 and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. At this time, the Company has not determined what effect, if any, the adoption of FIN No. 48 will have on its financial position or results of operations.
(6) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the three-month period ended December 30, 2006 and no contributions are expected to be made during the fiscal year ending September 29, 2007. The net periodic pension costs and related components for the Delaware Plan for the three-month periods ended December 30, 2006 and December 31, 2005, respectively, are as follows:

	(Unaudited)
	Three Months Ended
	December 30,	December 31,
(In thousands)	2006	2005

Service cost	$20	$19
Interest cost	65	66
Expected return on plan assets	(83)	(60)
Recognized net actuarial loss	28	32

Net periodic pension cost	$30	$57

     In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen whereby there will be no new plan participants. Subsequent to the three months ended December 30, 2006, in connection with the expiration of the previous collective bargaining agreement in November 2006, benefits under the Delaware plan were frozen whereby participants will no longer earn additional benefits after January 1, 2007.
     In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position and changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company beginning in fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is effective for the Company beginning in fiscal 2009. At this time, the Company is evaluating the impact, if any, the adoption of SFAS No. 158 will have on its financial position or results of operations.
(7) Credit Facilities
     As of December 30, 2006, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of December 30, 2006, no borrowings were outstanding on the revolving credit facility, $56.3 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% - 0.50% for the base rate and 1.25% - 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of December 30, 2006, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of December 30, 2006, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of December 30, 2006, the Company was in compliance with all of the negative covenants under the credit facility.
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

(8) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) for the three-month periods ended December 30, 2006 and December 31, 2005, respectively, are as follows:

	(Unaudited)
	Three Months Ended
	December 30,	December 31,
(In thousands, except per share amounts)	2006	2005

Net earnings	$5,779	$7,678

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	18,114	18,812
Dilutive effect of stock-based compensation	174	116

Weighted average shares outstanding (diluted)	18,288	18,928

Per share (basic):
Earnings from continuing operations	$0.33	$0.43
Loss from discontinued operations	(0.01)	(0.02)

Net earnings	$0.32	$0.41

Per share (diluted):
Earnings from continuing operations	$0.32	$0.42
Loss from discontinued operations	—	(0.01)

Net earnings	$0.32	$0.41

     Options to purchase 44,000 shares and 48,000 shares for the three-month periods ended December 30, 2006 and December 31, 2005, respectively, were antidilutive and were not included in the diluted EPS calculation.

(9) Other Financial Data
     Balance sheet information:

	December 30,	September 30,
(In thousands)	2006	2006

Accounts receivable, net:
Accounts receivable	$30,165	$38,183
Less allowance for doubtful accounts	(580)	(664)

Total	$29,585	$37,519

Inventories:
Raw materials	$30,947	$27,160
Work in process	1,783	1,657
Finished goods	23,953	17,980

Total	$56,683	$46,797

Other assets:
Cash surrender value of life insurance policies	$3,545	$3,500
Non-current deferred tax assets	1,970	2,176
Capitalized financing costs, net	1,716	1,841
Prepaid pension cost	1,188	1,242
Assets held for sale	583	583
Other	313	311

Total	$9,315	$9,653

Property, plant and equipment, net:
Land and land improvements	$5,440	$5,345
Buildings	28,548	28,473
Machinery and equipment	60,290	60,090
Construction in progress	21,287	18,013

	115,565	111,921
Less accumulated depreciation	(57,871)	(56,704)

Total	$57,694	$55,217

Accrued expenses:
Income taxes	$4,079	$2,805
Salaries, wages and related expenses	2,004	4,084
Customer rebates	986	758
Property taxes	704	641
Cash dividends	548	543
Worker’s compensation	451	119
Sales allowance reserve	236	236
Other	526	633

Total	$9,534	$9,819

(10) Business Segment Information
     Following the Company’s exit from the industrial wire business (see Note 2 to the consolidated financial statements), the Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products, including welded wire reinforcement and PC strand, for the concrete construction industry. Based on the criteria specified in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one reportable segment. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic reports, in particular under the caption “Risk Factors” in our report on Form 10-K for the year ended September 30, 2006, filed with the U.S. Securities and Exchange Commission. You should read these risk factors carefully.
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
     It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	the continuation of favorable demand trends for our concrete reinforcing products resulting from increases in spending for nonresidential construction together with post-hurricane reconstruction requirements in the Gulf region of the U.S.;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	the impact of increased imports of PC strand;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the timely and successful completion of the expansions of our ESM and prestressed concrete strand (“PC strand”) operations;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Form 10-K for the year ended September 30, 2006.

Overview
     Following our exit from the industrial wire business (see Note 2 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products, including PC strand and welded wire reinforcement for the concrete construction industry. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented. Unless specifically indicated otherwise, all amounts and percentages presented in the management’s discussion and analysis are exclusive of discontinued operations.
Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended
	December 30,		December 31,
	2006	Change	2005
Net sales	$69,716	(8%)	$75,604
Gross profit	13,624	(20%)	17,113
Percentage of net sales	19.5%		22.6%
Selling, general and administrative expense	$4,243	3%	$4,121
Percentage of net sales	6.1%		5.5%
Interest expense	$142	(39%)	$233
Effective income tax rate	37.2%		38.4%
Earnings from continuing operations	$5,931	(26%)	$8,013
Loss from discontinued operations	(152)	N/M	(335)
Net earnings	5,779	(25%)	7,678

“N/M” = not meaningful
First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006
Net Sales
     Net sales for the first quarter of 2007 decreased 8% to $69.7 million from $75.6 million in the same year-ago period. Shipments for the quarter decreased 8% while average selling prices rose 1% from the prior year levels. The decrease in shipments was due to the continued weakness in residential construction activity and the inventory reduction measures pursued by customers selling into the housing market.
Gross Profit
     Gross profit for the first quarter of 2007 decreased 20% to $13.6 million, or 19.5% of net sales from $17.1 million, or 22.6% of net sales in the same year-ago period. The decrease in gross profit was due to lower shipments together with higher raw material and unit manufacturing costs.
Selling, General and Administrative Expense
     Selling, general and administrative expense for the first quarter of 2007 increased 3% to $4.2 million, or 6.1% of net sales from $4.1 million, or 5.5% of net sales in the same year-ago period. The increase was primarily due to higher incentive plan expense and professional fees associated with outside legal and consulting services offset by lower stock-based compensation expense.
Other Income
     Other income for the first quarter of 2007 decreased to $18,000 from $206,000 in the same year-ago period. The income for the prior year was primarily comprised of $128,000 of duties related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers which included us.

Interest Expense
     Interest expense for the first quarter of 2007 decreased $91,000, or 39%, to $142,000 from $233,000 in the same year-ago period. The decrease was due to our debt-free position throughout the current year period together with lower amortization expense associated with capitalized financing costs.
Income Taxes
     Our effective income tax rate for the first quarter of 2007 decreased to 37.2% from 38.4% in the same year-ago period. The reduction in the effective rate was primarily due to a higher permanent difference in the prior year for nondeductible stock option expense.
Earnings From Continuing Operations
     Earnings from continuing operations for the first quarter of 2007 decreased 26% to $5.9 million, or $0.32 per diluted share from $8.0 million, or $0.42 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
Discontinued Operations
     The loss from discontinued operations for the first quarter of fiscal 2007 decreased to $152,000, or $0.00 per diluted share from $335,000, or $0.01 per diluted share in the same year-ago period. The current year loss was related to the non-recurring closure costs associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility. The prior year loss reflects the operating losses incurred by the industrial wire business.
Net Earnings
     Our net earnings for the first quarter of 2007 decreased 25% to $5.8 million, or $0.32 per diluted share from $7.7 million, or $0.41 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Three Months Ended
	December 30,	December 31,
	2006	2005
Net cash provided by operating activities of continuing operations	$4,245	$19,886
Net cash used for investing activities of continuing operations	(2,723)	(2,967)
Net cash used for financing activities of continuing operations	(470)	(12,391)

Net cash provided by (used for) operating activities of discontinued operations	(116)	578
Net cash used for investing activities of discontinued operations	—	(4)

Working capital	60,292	47,801
Total long-term debt	—	—
Percentage of total capital	0%	0%
Shareholders’ equity	$127,931	$104,613
Percentage of total capital	100%	100%
Total capital (total long-term debt + shareholders’ equity)	$127,931	$104,613
Cash Flow Analysis
     Operating activities of continuing operations provided $4.2 million of cash for the first three months of 2007 compared to $19.9 million in the same year-ago period. The decrease was largely due to a $12.6 million reduction in cash provided by the net change in the working capital components of receivables, inventories, accounts payable and accrued liabilities together with a $1.9 million decrease in net earnings from continuing operations. Net working capital used $3.8 million in the current year while providing $8.8 million in the prior year largely due to the $12.9 million increase in accounts payable and accrued expenses in the prior year resulting from higher purchases and favorable changes in the mix of vendor payment terms.
     Investing activities of continuing operations used $2.7 million of cash for the first three months of 2007 compared to $3.0 million in the same year-ago period. Capital expenditures amounted to $2.7 million for the first three months of fiscal 2007 largely due to the capital outlays associated with the expansion of our ESM and PC strand businesses. Capital expenditures are expected to total $18.0 million for 2007 primarily due to the ESM and PC strand-related outlays together with certain equipment replacements, and decline to a maintenance range of $3.0 to $5.0 million beginning in 2008.
     Financing activities of continuing operations used $470,000 of cash for the first three months of 2007 compared to $12.4 million in the same year-ago period. The year-to-year change was largely due to the $11.9 million reduction in long-term debt in the prior year. Cash used for financing activities for the current year was primarily related to the payment of cash dividends.
     Based on our debt-free balance sheet, our total debt-to-capital ratio was 0% at both December 30, 2006 and December 31, 2005. We believe that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any.
Credit Facilities
     As of December 30, 2006, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of December 30, 2006, no borrowings were outstanding on the revolving credit facility, $56.3 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon our request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% - 0.50% for the base rate and 1.25% - 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on our excess availability as of December 30, 2006, the applicable interest rate margins on the revolver were 0.00% for the base rate and 1.25% for the LIBOR rate.
     Our ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require that we maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of December 30, 2006, we were in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates or permit liens to encumber our property and assets. As of December 30, 2006, we were in compliance with all of the negative covenants under the credit facility.

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
Off Balance Sheet Arrangements
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
Contractual Obligations
     Our contractual obligations and commitments have not materially changed since September 30, 2006.
Critical Accounting Policies
     Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States. Our discussion and analysis of our financial condition and results of operations are based on these financial statements. The preparation of our financial statements requires the application of these accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.
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
     Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to change significantly, adjustments to the allowances may be required. While we believe our recorded trade receivables will be collected, in the event of default in payment of a trade receivable, we would follow normal collection procedures.
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
Outlook
     We expect that the favorable demand trend for nonresidential construction, which drives an estimated 80% of our sales, will continue through the remainder of 2007 and be augmented by: (1) higher government spending for infrastructure- related construction associated with the recent enactment of the transportation funding authorization at the federal level together with the improved fiscal positions of most states and (2) the post-hurricane reconstruction that will be required in the Gulf region of the U.S.

     At the same time, the downturn in housing-related markets, which represents an estimated 20% of our sales and had significantly reduced shipments in the first quarter, is expected to continue through the second quarter. In addition, increasing imports of PC strand and higher cost raw material purchase commitments could result in narrower spreads between average selling prices and raw material costs during the second quarter depending on competitive pricing pressures.
     Despite these near-term challenges, we expect that business conditions will improve as we move into the second half of 2007 and support the maintenance of gross margins and spreads at attractive levels. We also expect gradually increasing contributions from our expansion initiatives in the form of reduced operating costs and additional volume as we progress through 2007 in view of the start-ups of our Tennessee PC strand and North Carolina ESM expansions during the first quarter followed by the expected start-up of our Texas ESM expansion during the third quarter. In addition to these organic growth initiatives, we are continually evaluating potential acquisitions in existing or related products that further our penetration in current markets served or expand our geographic presence. We anticipate that these actions, together with the positive overall outlook for our markets, should have a favorable impact on our financial performance through the remainder of 2007 (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”).
Item 3. Qualitative and Quantitative Disclosures About Market Risk
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
Commodity Prices
     We do not generally use derivative commodity instruments to hedge our exposures to changes in commodity prices. Our principal commodity price exposure is hot-rolled carbon steel wire rod, our primary raw material, which we purchase from both domestic and foreign suppliers and is denominated in U.S. dollars. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which reduces our gross profit and cash flow from operations.
Interest Rates
     Although we were debt-free as of December 30, 2006, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 30, 2006.
Item 4. Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, December 30, 2006. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

     There has been no change in our internal control over financial reporting that occurred during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1A. Risk Factors
     There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2006. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks described in this report and in our Form 10-K for the year ended September 30, 2006 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 10, 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock over a period of up to twelve months ending January 5, 2008. The new authorization replaces the previous authorization to repurchase up to $15.0 million of our common stock which was to expire on January 12, 2007. Under this previous authorization, as of December 30, 2006, we had repurchased $8.5 million, or 800,000 shares of our common stock (adjusted to reflect the two-for-one stock split that occurred on June 16, 2006). During the three months ended December 30, 2006, we did not repurchase any of our common stock under the repurchase program or otherwise.
     Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
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

INSTEEL INDUSTRIES, INC. Registrant
Date: February 1, 2007	By:	/s/ H.O. Woltz III
H.O. Woltz III
President and Chief Executive Officer

Date: February 1, 2007	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Chief Financial Officer and Treasurer