Form 10-Q
period 2007-03-31
INSTEEL INDUSTRIES INC
filed 2007-05-02
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 1-9929
Insteel Industries, Inc.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0674867 (I.R.S. Employer Identification No.)

1373 Boggs Drive, Mount Airy, North Carolina (Address of principal executive offices)	27030 (Zip Code)
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

     The number of shares outstanding of the registrant’s common stock as of May 1, 2007 was 18,281,257.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$9	$10,689
Accounts receivable, net	36,121	37,519
Inventories	51,300	46,797
Prepaid expenses and other	3,354	2,675
Current assets of discontinued operations	198	411

Total current assets	90,982	98,091
Property, plant and equipment, net	61,586	55,217
Other assets	9,681	9,653
Non-current assets of discontinued operations	3,635	3,635

Total assets	$165,884	$166,596

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,300	$30,691
Accrued expenses	6,323	9,819
Current liabilities of discontinued operations	271	643

Total current liabilities	25,894	41,153
Long-term debt	4,300	—
Other liabilities	2,658	2,713
Long-term liabilities of discontinued operations	269	292
Shareholders’ equity:
Common stock	18,270	18,213
Additional paid-in capital	48,091	47,005
Deferred stock compensation	(1,077)	(662)
Retained earnings	67,479	57,882

Total shareholders’ equity	132,763	122,438

Total liabilities and shareholders’ equity	$165,884	$166,596

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	$74,766	$79,776	$144,482	$155,380
Cost of sales	62,408	62,797	118,500	121,288

Gross profit	12,358	16,979	25,982	34,092
Selling, general and administrative expense	4,593	4,452	8,836	8,573
Other income, net	(32)	(23)	(50)	(229)
Interest expense	154	151	296	384
Interest income	(70)	(31)	(260)	(83)

Earnings from continuing operations before income taxes	7,713	12,430	17,160	25,447
Income taxes	2,769	4,585	6,285	9,589

Earnings from continuing operations	4,944	7,845	10,875	15,858
Loss from discontinued operations net of income taxes of ($20), ($282), ($116) and ($496)	(31)	(444)	(183)	(779)

Net earnings	$4,913	$7,401	$10,692	$15,079

Per share amounts:(1)
Basic:
Earnings from continuing operations	$0.27	$0.43	$0.60	$0.85
Loss from discontinued operations	—	(0.02)	(0.01)	(0.04)

Net earnings	$0.27	$0.41	$0.59	$0.81

Diluted:
Earnings from continuing operations	$0.27	$0.42	$0.59	$0.85
Loss from discontinued operations	—	(0.02)	(0.01)	(0.04)

Net earnings	$0.27	$0.40	$0.58	$0.81

Cash dividends declared	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:(1)
Basic	18,136	18,286	18,125	18,532

Diluted	18,299	18,464	18,293	18,680

(1)	Amounts have been adjusted to reflect the two-for-one stock split that was distributed on June 16, 2006.
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,	April 1,
	2007	2006
Cash Flows From Operating Activities:
Net earnings	$10,692	$15,079
Loss from discontinued operations	183	779

Earnings from continuing operations	10,875	15,858
Adjustments to reconcile earnings from continuing operations to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	2,614	2,194
Amortization of capitalized financing costs	249	294
Stock-based compensation expense	606	650
Excess tax benefits from exercise of stock options	(59)	(314)
Deferred income taxes	186	(427)
Increase in cash surrender value of life insurance over premiums paid	(59)	—
Net changes in assets and liabilities:
Accounts receivable, net	1,398	1,803
Inventories	(4,503)	(13,559)
Accounts payable and accrued expenses	(16,464)	15,600
Other changes	(590)	801

Total adjustments	(16,622)	7,042

Net cash provided by (used for) operating activities — continuing operations	(5,747)	22,900
Net cash provided by (used for) operating activities — discontinued operations	(365)	1,693

Net cash provided by (used for) operating activities	(6,112)	24,593

Cash Flows From Investing Activities:
Capital expenditures	(7,499)	(8,067)
Increase in cash surrender value of life insurance policies	(585)	(716)

Net cash used for investing activities — continuing operations	(8,084)	(8,783)
Net cash used for investing activities — discontinued operations	—	(18)

Net cash used for investing activities	(8,084)	(8,801)

Cash Flows From Financing Activities:
Proceeds from long-term debt	11,873	127,718
Principal payments on long-term debt	(7,573)	(135,778)
Financing costs	—	(294)
Cash received from exercise of stock options	55	167
Excess tax benefits from exercise of stock options	59	314
Repurchase of common stock	—	(8,529)
Cash dividends paid	(1,087)	(1,132)
Other	189	371

Net cash provided by (used for) financing activities — continuing operations	3,516	(17,163)

Net cash provided by (used for) financing activities	3,516	(17,163)

Net decrease in cash and cash equivalents	(10,680)	(1,371)
Cash and cash equivalents at beginning of period	10,689	1,371

Cash and cash equivalents at end of period	$9	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$28	$125
Income taxes	9,060	9,528
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,489	—
Issuance of restricted stock	763	526
Declaration of cash dividends to be paid	547	545
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Deferred	Retained	Shareholders'
	Shares	Amount	Capital	Compensation	Earnings	Equity
Balance at September 30, 2006	18,213	$18,213	$47,005	$(662)	$57,882	$122,438

Net earnings					10,692	10,692
Stock options exercised	12	12	43			55
Restricted stock granted	45	45	718	(763)		—
Restricted stock shares from dividend			8			8
Compensation expense associated with stock-based plans			258	348		606
Excess tax benefits from exercise of stock options			59			59
Cash dividends declared					(1,095)	(1,095)

Balance at March 31, 2007	18,270	$18,270	$48,091	$(1,077)	$67,479	$132,763

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
     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three- and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2007 or future periods.
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
     The following table summarizes the results of discontinued operations for the three- and six-month periods ended March 31, 2007 and April 1, 2006:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(In thousands)	2007	2006	2007	2006
Net sales	$—	$9,203	$—	$17,133
Loss before income taxes	(51)	(726)	(299)	(1,275)
Income taxes	(20)	(282)	(116)	(496)
Net loss	(31)	(444)	(183)	(779)
     Included within results from discontinued operations is an allocation of interest expense which was calculated based on the net assets of the industrial wire business relative to the consolidated net assets of the Company. Interest expense allocated to discontinued operations was $19,000 and $47,000 for the three- and six-month periods ended April 1, 2006, respectively.

     Assets and liabilities of discontinued operations as of March 31, 2007 and September 30, 2006 are as follows:

	(Unaudited)
	March 31,	September 30,
(In thousands)	2007	2006
Assets:
Current assets:
Accounts receivable, net	$196	$407
Prepaid expenses and other	2	4

Total current assets	198	411
Other assets	3,635	3,635

Total assets	$3,833	$4,046

Liabilities:
Current liabilities:
Accounts payable	$30	$25
Accrued expenses	241	618

Total current liabilities	271	643
Other liabilities	269	292

Total liabilities	$540	$935

     As of March 31, 2007 and September 30, 2006 there was approximately $301,000 and $618,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
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
     The Company recorded $163,000 and $258,000 of compensation expense for stock options within selling, general and administrative expense for the three- and six- month periods ended March 31, 2007. In the prior year, the Company recorded $83,000 and $303,000 of compensation expense for the three- and six- month periods ended April 1, 2006.
     Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flow. SFAS No. 123R requires that such benefits be recorded as a financing cash flow. The Company recognized $59,000 and $314,000 of excess tax benefits for the six-month periods ended March 31, 2007 and April 1, 2006, respectively.
     Under the Company’s stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. The fair value of each option award granted prior to October 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. With the adoption of SFAS 123R, the Company determined that it would use a Monte Carlo valuation model for options granted subsequent to October 1, 2005. The weighted average estimated fair value of stock options granted during the six months ended March 31, 2007 and April 1, 2006 was $8.21 and $7.58, respectively, based on the following weighted average assumptions:

	Six Months Ended	Six Months Ended
	March 31, 2007	April 1, 2006

Risk-free interest rate	4.88%	4.80%
Dividend yield	0.70%	0.77%
Expected volatility	68.96%	70.47%
Expected term (in years)	2.93	3.55
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
     As of March 31, 2007, there were 1,396,000 shares available for future grants under the Company’s equity incentive plans. The following table summarizes stock option activity for the six-month period ended March 31, 2007:

						Contractual	Aggregate
		Exercise Price Per Share				Term -	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average	(in thousands)
Outstanding at September 30, 2006	282	$0.18	—	$20.26	$7.37
Granted	43	17.11	—	17.11	17.11
Exercised	12	4.56	—	4.56	4.56		—

Outstanding at March 31, 2007	313	0.18	—	20.26	8.83	6.55 years	$2,582

Vested and anticipated to vest in future at March 31, 2007	308				8.74	6.51 years	2,566

Exercisable at March 31, 2007	191				5.18	4.93 years	2,228
     As of March 31, 2007, there were $541,000 of unrecognized compensation costs remaining related to unvested awards, which are expected to be recognized over a weighted average period of 1.37 years. The total fair value of shares vested during the three-month period ended March 31, 2007 was $424,000.
     Restricted Stock Awards. During the six-month period ended March 31, 2007, the Company granted 44,508 shares of restricted stock to key employees which had a total market value of approximately $763,000 as of the grant date. The following table summarizes restricted stock activity during the six-month period ended March 31, 2007:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 30, 2006	103	$12.27
Granted	45	17.14
Released	(28)	12.51

Balance, March 31, 2007	120	13.99

     The Company recorded amortization expense of $224,000 and $102,000 pertaining to the restricted stock for the three-month periods ended March 31, 2007 and April 1, 2006, respectively. For the six-month periods ended March 31, 2007 and April 1, 2006, the Company recorded $348,000 and $347,000 of amortization expense for restricted stock, respectively. The Company will continue to amortize the remaining unamortized balance over the vesting period of one to three years.

(5) Income Taxes
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of March 31, 2007: a current deferred income tax asset of $1.4 million (net of valuation allowance) in prepaid expenses and other, a non-current deferred income tax asset of $1.8 million (net of valuation allowance) in other assets, accrued state income taxes payable of $661,000 in accrued expenses and $1.0 million of prepaid federal income taxes within prepaid expenses and other. The Company has $9.6 million of gross state operating loss carryforwards (“NOLs”) as of March 31, 2007 that begin to expire in six years, but principally expire in 13 — 17 years.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of March 31, 2007, the Company had recorded a valuation allowance of $601,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
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
(6) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the three- and six-month periods ended March 31, 2007 and no contributions are expected to be made during the fiscal year ending September 29, 2007. The net periodic pension costs and related components for the Delaware Plan for the three- and six-month periods ended March 31, 2007 and April 1, 2006, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(In thousands)	2007	2006	2007	2006
Service cost	$—	$19	$20	$38
Interest cost	65	66	130	132
Expected return on plan assets	(83)	(60)	(166)	(120)
Recognized net actuarial loss	28	32	56	64

Net periodic pension cost	$10	$57	$40	$114

Curtailment loss	2	—	2	—

Total pension cost	$12	$57	$42	$114

     In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen whereby there will be no new plan participants. During the three months ended March 31, 2007, benefits under the Delaware plan were frozen in connection with the expiration of the previous collective bargaining agreement in November 2006 whereby participants will no longer earn additional benefits after January 1, 2007. Accordingly, a curtailment loss of $2,000 was recorded for the three-month period ended March 31, 2007.
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
(7) Credit Facilities
     As of March 31, 2007, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of March 31, 2007, approximately $4.3 million was outstanding on the revolving credit facility, $53.8 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.7 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of March 31, 2007, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of March 31, 2007, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of March 31, 2007, the Company was in compliance with all of the negative covenants under the credit facility.
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

(8) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) for the three- and six-month periods ended March 31, 2007 and April 1, 2006, respectively, are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(In thousands, except per share amounts)	2007	2006	2007	2006
Net earnings	$4,913	$7,401	$10,692	$15,079

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	18,136	18,286	18,125	18,532
Dilutive effect of stock-based compensation	163	178	168	148

Weighted average shares outstanding (diluted)	18,299	18,464	18,293	18,680

Per share (basic):
Earnings from continuing operations	$0.27	$0.43	$0.60	$0.85
Loss from discontinued operations	—	(0.02)	(0.01)	(0.04)

Net earnings	$0.27	$0.41	$0.59	$0.81

Per share (diluted):
Earnings from continuing operations	$0.27	$0.42	$0.59	$0.85
Loss from discontinued operations	—	(0.02)	(0.01)	(0.04)

Net earnings	$0.27	$0.40	$0.58	$0.81

     Options to purchase 66,000 shares and 55,000 shares for the three- and six-month periods ended March 31, 2007, respectively, were antidilutive and were not included in the diluted EPS calculation. Options to purchase 16,000 shares and 56,000 shares for the three- and six-month periods ended April 1, 2006, respectively, were antidilutive and were not included in the diluted EPS computations.

(9) Other Financial Data
     Balance sheet information:

	(Unaudited)
	March 31,	September 30,
(In thousands)	2007	2006
Accounts receivable, net:
Accounts receivable	$36,776	$38,183
Less allowance for doubtful accounts	(655)	(664)

Total	$36,121	$37,519

Inventories:
Raw materials	$29,672	$27,160
Work in process	2,242	1,657
Finished goods	19,386	17,980

Total	$51,300	$46,797

Other assets:
Cash surrender value of life insurance policies	$4,183	$3,500
Non-current deferred tax assets	1,810	2,176
Capitalized financing costs, net	1,591	1,841
Prepaid pension cost	1,200	1,242
Assets held for sale	583	583
Other	314	311

Total	$9,681	$9,653

Property, plant and equipment, net:
Land and land improvements	$5,511	$5,345
Buildings	31,689	28,473
Machinery and equipment	70,815	60,090
Construction in progress	11,802	18,013

	119,817	111,921
Less accumulated depreciation	(58,231)	(56,704)

Total	$61,586	$55,217

Accrued expenses:
Salaries, wages and related expenses	$2,975	$4,084
Income taxes	661	2,805
Worker’s compensation	654	119
Customer rebates	650	758
Cash dividends	547	543
Property taxes	258	641
Sales allowance reserve	236	236
Other	342	633

Total	$6,323	$9,819

(10) Business Segment Information
     Following the Company’s exit from the industrial wire business (see Note 2 to the consolidated financial statements), the Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products, including welded wire reinforcement and prestressed concrete strand (“PC strand”), for the concrete construction industry. Based on the criteria specified in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one reportable segment. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.

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
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	the continuation of favorable demand trends for our concrete reinforcing products resulting from increases in spending for nonresidential construction;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	the impact of increased imports of PC strand;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the timely and successful completion of the expansions of our ESM and prestressed concrete strand (“PC strand”) operations;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Form 10-K for the year ended September 30, 2006.
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
Results of Operations
Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 31,		April 1,	March 31,		April 1,
	2007	Change	2006	2007	Change	2006
Net sales	$74,766	(6.3%)	$79,776	$144,482	(7.0%)	$155,380
Gross profit	12,358	(27.2%)	16,979	25,982	(23.8%)	34,092
Percentage of net sales	16.5%		21.3%	18.0%		21.9%
Selling, general and administrative expense	$4,593	3.2%	$4,452	$8,836	3.1%	$8,573
Percentage of net sales	6.1%		5.6%	6.1%		5.5%
Interest expense	$154	2.0%	$151	$296	(22.9%)	$384
Effective income tax rate	35.9%		36.9%	36.6%		37.7%
Earnings from continuing operations	$4,944	(37.0%)	$7,845	$10,875	(31.4%)	$15,858
Loss from discontinued operations	(31)	N/M	(444)	(183)	N/M	(779)
Net earnings	4,913	(33.6%)	7,401	10,692	(29.1%)	15,079

“N/M” = not meaningful
Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006
Net Sales
          Net sales for the second quarter of 2007 decreased 6.3% to $74.8 million from $79.8 million in the same year-ago period. Shipments for the quarter decreased 6.4% while average selling prices rose 0.2% from the prior year levels. The decrease in shipments was due to the continued weakness in demand from customers impacted by the reduction in residential construction activity and adverse winter weather conditions in certain of our markets during the quarter.
Gross Profit
          Gross profit for the second quarter of 2007 decreased 27.2% to $12.4 million, or 16.5% of net sales from $17.0 million, or 21.3% of net sales in the same year-ago period. The decrease in gross profit was due to the reduction in shipments, higher raw material costs and higher unit manufacturing costs resulting from reduced operating schedules.
Selling, General and Administrative Expense
          Selling, general and administrative expense for the second quarter of 2007 increased 3.2% to $4.6 million, or 6.1% of net sales from $4.5 million, or 5.6% of net sales in the same year-ago period. The increase was primarily due to higher compensation expense ($417,000) which was partially offset by lower consulting ($203,000), and employee benefit costs ($179,000).
Interest Expense
          Interest expense for the second quarter of 2007 was relatively flat at $154,000 compared with $151,000 in the same year-ago period.
Income Taxes
          Our effective income tax rate for the second quarter of 2007 decreased to 35.9% from 36.9% in the same year-ago period. The reduction was primarily due to a higher permanent difference in the prior year for nondeductible stock option expense and a lower effective state tax rate within the current period.

Earnings From Continuing Operations
     Earnings from continuing operations for the second quarter of 2007 decreased 37.0% to $4.9 million, or $0.27 per diluted share from $7.8 million, or $0.42 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
Loss From Discontinued Operations
     The loss from discontinued operations for the second quarter of fiscal 2007 decreased to $31,000 or $0.00 per diluted share from $444,000, or $0.02 per diluted share in the same year-ago period. The current year loss was related to the non-recurring closure costs associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility. The prior year loss reflects the operating losses incurred by the industrial wire business.
Net Earnings
     Net earnings for the second quarter of 2007 decreased 33.6% to $4.9 million, or $0.27 per diluted share from $7.4 million, or $0.40 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
First Half of Fiscal 2007 Compared to First Half of Fiscal 2006
Net Sales
     Net sales for the first half of 2007 decreased 7.0% to $144.5 million from $155.4 million in the same year-ago period. Shipments for the first half of 2007 decreased 7.4% while average selling prices rose 0.4% from the prior year levels. The decrease in shipments was due to the continued weakness in demand from customers impacted by the reduction in residential construction activity and adverse winter weather conditions in certain of our markets during the period.
Gross Profit
     Gross profit for the first half of 2007 decreased 23.8% to $26.0 million, or 18.0% of net sales from $34.1 million, or 21.9% of net sales in the same year-ago period. The decrease in gross profit was due to the reduction in shipments, higher raw material costs and higher unit manufacturing costs resulting from reduced operating schedules.
Selling, General and Administrative Expense
     Selling, general and administrative expense for the first half of 2007 increased 3.1% to $8.8 million, or 6.1% of net sales from $8.6 million, or 5.5% of net sales in the same year-ago period. The increase was primarily due to higher compensation expense ($519,000) which was partially offset by lower employee benefit costs ($303,000).
Other Income
     Other income for the first half of 2007 decreased to $50,000 from $229,000 in the same year-ago period. The income for the prior year was primarily comprised of $128,000 of duties related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers which included us.
Interest Expense
     Interest expense for the first half of 2007 decreased $88,000, or 22.9%, to $296,000 from $384,000 in the same year-ago period. The decrease was due to lower average outstanding balances on the revolving credit facility in the current period together with lower amortization expense associated with capitalized financing costs.
Income Taxes
     Our effective income tax rate for the first half of 2007 decreased to 36.6% from 37.7% in the same year-ago period. The reduction was primarily due to a higher permanent difference in the prior year for nondeductible stock option expense and a lower effective state tax rate within the current period.

Earnings From Continuing Operations
     Earnings from continuing operations for the first half of 2007 decreased 31.4% to $10.9 million, or $0.59 per diluted share from $15.9 million, or $0.85 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
Loss From Discontinued Operations
     The loss from discontinued operations for the first half of fiscal 2007 decreased to $183,000 or $0.01 per diluted share from $779,000 or $0.04 per diluted share in the same year-ago period. The current year loss was related to the non-recurring closure costs associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility. The prior year loss reflects the operating losses incurred by the industrial wire business.
Net Earnings
     Net earnings for the first half of 2007 decreased 29.1% to $10.7 million, or $0.58 per diluted share from $15.1 million, or $0.81 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Six Months Ended
	March 31,	April 1,
	2007	2006
Net cash provided by (used for) operating activities of continuing operations	$(5,747)	$22,900
Net cash used for investing activities of continuing operations	(8,084)	(8,783)
Net cash provided by (used for) financing activities of continuing operations	3,516	(17,163)

Net cash provided by (used for) operating activities of discontinued operations	(365)	1,693
Net cash used for investing activities of discontinued operations	—	(18)

Working capital	65,088	46,018
Total long-term debt	4,300	3,800
Percentage of total capital	3.1%	3.5%
Shareholders’ equity	$132,763	$103,610
Percentage of total capital	96.9%	96.5%
Total capital (total long-term debt + shareholders’ equity)	$137,063	$107,410
Cash Flow Analysis
     Operating activities of continuing operations used $5.7 million of cash for the first half of 2007 while providing $22.9 million in the same year-ago period. The decrease was largely due to a $23.4 million reduction in cash provided by the net change in the working capital components of receivables, inventories, and accounts payable and accrued liabilities together with a $5.0 million decrease in earnings from continuing operations. Net working capital used $19.6 million in the current year while providing $3.8 million in the prior year largely due to the $16.5 million decrease in accounts payable and accrued expenses in the current year together with the $4.5 million reduction in inventories. The decrease in accounts payable and accrued expenses resulted from payments related to higher raw material purchases made in the first quarter and early in the second quarter in anticipation of future price increases followed by a significant reduction in purchases later in the period. In comparison, accounts payable and accrued expenses increased by $15.6 million during the prior year primarily related to the $13.6 million increase in inventories.
     Investing activities of continuing operations used $8.1 million of cash for the first half of 2007 compared to $8.8 million in the same year-ago period. Capital expenditures amounted to $7.5 million for the current year largely due to capital outlays associated with our ESM and PC strand expansions, various upgrades to our Florida PC strand operation and Delaware welded wire reinforcing facility, and recurring maintenance requirements. Capital expenditures are expected to total $18.0 million for 2007 and decline to a maintenance range of $3.0 to $5.0 million beginning in 2008. The actual timing of these expenditures as well as the amounts are subject to change based on adjustments in project timelines, future market conditions, our financial performance and additional growth opportunities that may arise.
     Financing activities of continuing operations provided $3.5 million of cash for the first half of 2007 while using $17.2 million in the same year-ago period. The year-to-year change was largely due to the $11.9 million reduction in long-term debt and the $8.5 million of share repurchases in the prior year. Cash provided by financing activities in the current year resulted from borrowings on the revolving credit facility to fund operating activities, capital expenditures and cash dividends.
Credit Facilities
     As of March 31, 2007, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of March 31, 2007, approximately $4.3 million was outstanding on the revolving credit facility, $53.8 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.7 million.
     Our total debt-to-capital ratio decreased slightly to 3.1% at March 31, 2007 from 3.5% at April 1, 2006. We believe that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any.
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
     At the same time, the downturn in housing-related markets, which represents an estimated 20% of our sales, significantly reduced shipments during the first half of the year and is now expected to continue through the remainder of 2007. In addition, increasing imports of PC strand and continued escalation in raw material costs could compress margins depending upon the strength of future demand and our ability to recover these additional costs in our markets.
     Despite these near-term challenges, we expect that business conditions will improve as we move into the second half of 2007 and support the maintenance of gross margins and spreads at attractive levels. We recently announced price increases across all of our product lines which should favorably impact our third-quarter results. We also expect gradually increasing contributions from our expansion initiatives in the form of reduced operating costs and additional volume as we progress through 2007 in view of the start-ups of our Tennessee PC strand and North Carolina ESM expansions during the first quarter followed by the expected start-up of our Texas ESM expansion during the fourth quarter. In addition to these organic growth initiatives, we are continually evaluating potential acquisitions in existing or related products that further our penetration in current markets served or expand our geographic presence. We anticipate that these actions, together with the positive overall outlook for our markets, should have a favorable impact on our financial performance through the remainder of 2007 (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”).
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
Interest Rates
     We have debt obligations that are sensitive to changes in interest rates under our senior secured credit facility. However, at March 31, 2007, the outstanding balance on the credit facility was $4.3 million and, accordingly, changes in interest rates are not expected to materially impact us unless our borrowings were to materially increase.

Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 31, 2007.
Item 4. Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II – Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 10, 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock over a period of up to twelve months ending January 5, 2008. During the six months ended March 31, 2007, we did not repurchase any of our common stock under the repurchase program or otherwise.
     Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its 2007 Annual Meeting of Shareholders on February 13, 2007. The Company’s shareholders elected three directors to serve three-year terms ending in 2010. Voting results were as follows:

	Votes
Nominee	For	Withheld
Louis E. Hannen	16,703,876	504,182
C. Richard Vaughn	11,207,823	6,000,235
Howard O. Woltz, Jr.	13,013,537	4,194,521

Item 6. Exhibits
a. Exhibits:

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.
Registrant

Date: May 1, 2007	By:	/s/ H.O. Woltz III

H.O. Woltz III
President and Chief Executive Officer

Date: May 1, 2007	By:	/s/ Michael C. Gazmarian

Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer