Form 10-Q
period 2007-06-30
INSTEEL INDUSTRIES INC
filed 2007-07-31
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐          No ☑
     The number of shares outstanding of the registrant’s common stock as of July 30, 2007 was 18,281,449.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$6,351	$10,689
Accounts receivable, net	35,069	37,519
Inventories	59,717	46,797
Prepaid expenses and other	2,235	2,675
Current assets of discontinued operations	—	411

Total current assets	103,372	98,091
Property, plant and equipment, net	65,251	55,217
Other assets	9,528	9,653
Non-current assets of discontinued operations	3,635	3,635

Total assets	$181,786	$166,596

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30,127	$30,691
Accrued expenses	7,539	9,819
Current liabilities of discontinued operations	238	643

Total current liabilities	37,904	41,153
Other liabilities	2,703	2,713
Long-term liabilities of discontinued operations	261	292
Shareholders’ equity:
Common stock	18,281	18,213
Additional paid-in capital	48,304	47,005
Deferred stock compensation	(907)	(662)
Retained earnings	75,240	57,882

Total shareholders’ equity	140,918	122,438

Total liabilities and shareholders’ equity	$181,786	$166,596

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$78,966	$91,644	$223,448	$247,024
Cost of sales	61,614	73,158	180,114	194,446

Gross profit	17,352	18,486	43,334	52,578
Selling, general and administrative expense	4,202	3,965	13,038	12,538
Other income, net	(26)	(20)	(76)	(249)
Interest expense	155	148	451	532
Interest income	(39)	(25)	(299)	(108)

Earnings from continuing operations before income taxes	13,060	14,418	30,220	39,865
Income taxes	4,716	5,353	11,001	14,941

Earnings from continuing operations	8,344	9,065	19,219	24,924
Loss from discontinued operations net of income taxes of ($23), ($774), ($139) and ($1,270)	(37)	(1,183)	(220)	(1,963)

Net earnings	$8,307	$7,882	$18,999	$22,961

Per share amounts:
Basic:
Earnings from continuing operations	$0.46	$0.50	$1.06	$1.36
Loss from discontinued operations	—	(0.07)	(0.01)	(0.11)

Net earnings	$0.46	$0.43	$1.05	$1.25

Diluted:
Earnings from continuing operations	$0.46	$0.50	$1.05	$1.35
Loss from discontinued operations	(0.01)	(0.07)	(0.01)	(0.11)

Net earnings	$0.45	$0.43	$1.04	$1.24

Cash dividends declared	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding:
Basic	18,158	18,075	18,136	18,380

Diluted	18,326	18,263	18,304	18,541

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	June 30,	July 1,
	2007	2006

Cash Flows From Operating Activities:
Net earnings	$18,999	$22,961
Loss from discontinued operations	220	1,963

Earnings from continuing operations	19,219	24,924
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,082	3,421
Amortization of capitalized financing costs	374	408
Stock-based compensation expense	881	840
Excess tax benefits from exercise of stock options	(67)	(254)
Deferred income taxes	470	(646)
Increase in cash surrender value of life insurance over premiums paid	(200)	(162)
Net changes in assets and liabilities:
Accounts receivable, net	2,450	(2,430)
Inventories	(12,920)	(10,476)
Accounts payable and accrued expenses	(4,127)	15,975
Other changes	495	1,368

Total adjustments	(8,562)	8,044

Net cash provided by operating activities — continuing operations	10,657	32,968
Net cash provided by (used for) operating activities — discontinued operations	(244)	2,409

Net cash provided by operating activities	10,413	35,377

Cash Flows From Investing Activities:
Capital expenditures	(13,303)	(11,677)
Proceeds from sale of property, plant and equipment	—	51
Increase in cash surrender value of life insurance policies	(628)	(558)

Net cash used for investing activities — continuing operations	(13,931)	(12,184)
Net cash used for investing activities — discontinued operations	—	(37)

Net cash used for investing activities	(13,931)	(12,221)

Cash Flows From Financing Activities:
Proceeds from long-term debt	16,037	134,839
Principal payments on long-term debt	(16,037)	(146,699)
Financing costs	—	(307)
Cash received from exercise of stock options	162	181
Excess tax benefits from exercise of stock options	67	254
Repurchase of common stock	—	(8,529)
Cash dividends paid	(1,095)	(1,678)
Other	46	87

Net cash used for financing activities — continuing operations	(820)	(21,852)

Net cash used for financing activities	(820)	(21,852)

Net increase (decrease) in cash and cash equivalents	(4,338)	1,304
Cash and cash equivalents at beginning of period	10,689	1,371

Cash and cash equivalents at end of period	$6,351	$2,675

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$77	$187
Income taxes	11,508	13,393
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	817	—
Issuance of restricted stock	763	526
Declaration of cash dividends to be paid	546	545
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Deferred	Retained	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
Balance at September 30, 2006	18,213	$18,213	$47,005	$(662)	$57,882	$122,438

Net earnings					18,999	18,999
Stock options exercised	23	23	139			162
Restricted stock granted	45	45	718	(763)		—
Restricted stock shares from dividend			12			12
Compensation expense associated with stock-based plans			363	518		881
Excess tax benefits from exercise of stock options			67			67
Cash dividends declared					(1,641)	(1,641)

Balance at June 30, 2007	18,281	$18,281	$48,304	$(907)	$75,240	$140,918

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
     The accompanying unaudited interim consolidated financial statements included herein reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2007 or future periods.
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
     The following table summarizes the results of discontinued operations for the three and nine months ended June 30, 2007 and July 1, 2006:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Net sales	$—	$4,819	$—	$21,952
Loss before income taxes	(60)	(1,957)	(359)	(3,233)
Income taxes	(23)	(774)	(139)	(1,270)
Net loss	(37)	(1,183)	(220)	(1,963)
     Included within results from discontinued operations is an allocation of interest expense which was calculated based on the net assets of the industrial wire business relative to the consolidated net assets of the Company. Interest expense allocated to discontinued operations was $14,000 and $61,000 for the three and nine months ended July 1, 2006, respectively.

     Assets and liabilities of discontinued operations as of June 30, 2007 and September 30, 2006 are as follows:

	(Unaudited)
	June 30,	September 30,
(In thousands)	2007	2006
Assets:
Current assets:
Accounts receivable, net	$—	$407
Prepaid expenses and other	—	4

Total current assets	—	411
Other assets	3,635	3,635

Total assets	$3,635	$4,046

Liabilities:
Current liabilities:
Accounts payable	$8	$25
Accrued expenses	230	618

Total current liabilities	238	643
Other liabilities	261	292

Total liabilities	$499	$935

     As of June 30, 2007 and September 30, 2006 there was approximately $293,000 and $618,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
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
     The Company recorded $105,000 and $363,000 of compensation expense for stock options within selling, general and administrative expense for the three and nine months ended June 30, 2007. In the prior year, the Company recorded $84,000 and $387,000 of compensation expense for the three and nine months ended July 1, 2006.
     Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flow. SFAS No. 123R requires that such benefits be recorded as a financing cash flow. The Company recognized $67,000 and $254,000 of excess tax benefits for the nine months ended June 30, 2007 and July 1, 2006, respectively.
     Under the Company’s stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. The fair value of each option award granted prior to October 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. With the adoption of SFAS 123R, the Company determined that it would use a Monte Carlo valuation model for options granted subsequent to October 1, 2005. The weighted average estimated fair value of stock options granted during the nine months ended June 30, 2007 and July 1, 2006 was $8.21 and $7.58, respectively, based on the following weighted average assumptions:

	Nine Months Ended
	June 30, 2007	July 1, 2006
Risk-free interest rate	4.88%	4.80%
Dividend yield	0.70%	0.77%
Expected volatility	68.96%	70.47%
Expected term (in years)	2.93	3.55
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
     As of June 30, 2007, there were 1,397,000 shares available for future grants under the Company’s equity incentive plans. The following table summarizes stock option activity for the nine months ended June 30, 2007:

						Contractual	Aggregate
		Exercise Price Per Share				Term —	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average	(in thousands)
Outstanding at September 30, 2006	282	$ 0.18	—	$20.26	$7.37
Granted	43	17.11	—	17.11	17.11
Exercised	23	7.12	—	7.12	7.12
Forfeited or expired	2	20.26	—	20.26	20.26

Outstanding at June 30, 2007	300	0.18	—	20.26	8.72	6.57 years	$2,510

Vested and anticipated to vest in future at June 30, 2007	295				8.63	6.53 years	2,494

Exercisable at June 30, 2007	179				4.74	5.02 years	2,156
     As of June 30, 2007, there were $435,000 of unrecognized compensation costs remaining related to unvested awards, which are expected to be recognized over a weighted average period of 1.12 years. There were no stock option awards that vested during the three months ended June 30, 2007 and July 1, 2006.
     Restricted Stock Awards. During the nine months ended June 30, 2007, the Company granted 44,508 shares of restricted stock to key employees which had a total market value of approximately $763,000 as of the grant date. The following table summarizes restricted stock activity during the nine months ended June 30, 2007:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 30, 2006	103	$12.27
Granted	45	17.14
Released	(28)	12.51

Balance, June 30, 2007	120	13.99

     The Company recorded amortization expense of $170,000 and $518,000 for restricted stock within selling, general and administration expense for the three and nine months ended June 30, 2007, respectively. In the prior year, the Company recorded $106,000 and $453,000 of amortization expense for restricted stock for the three and nine months ended July 1, 2006, respectively. The Company will continue to amortize the remaining unamortized balance over the vesting period of one to three years.

(5) Income Taxes
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of June 30, 2007: a current deferred income tax asset of $1.2 million (net of valuation allowance) in prepaid expenses and other, a non-current deferred income tax asset of $1.7 million (net of valuation allowance) in other assets, and accrued income taxes payable of $1.6 million in accrued expenses. The Company has $9.6 million of gross state operating loss carryforwards (“NOLs”) as of June 30, 2007 that begin to expire in six years, but principally expire in 13 — 17 years.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) require that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of June 30, 2007, the Company had recorded a valuation allowance of $601,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
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
(6) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the three and nine months ended June 30, 2007 and no contributions are expected to be made during the fiscal year ending September 29, 2007. The net periodic pension costs and related components for the Delaware Plan for the three and nine months ended June 30, 2007 and July 1, 2006, respectively, are as follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006
Service cost	$—	$19	$20	$57
Interest cost	65	66	195	198
Expected return on plan assets	(83)	(60)	(249)	(180)
Recognized net actuarial loss	28	32	84	96

Net periodic pension cost	10	57	50	171
Curtailment loss	—	—	2	—

Total pension cost	$10	$57	$52	$171

     In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen whereby there will be no new plan participants. In connection with the expiration of the previous collective bargaining agreement in November 2006, benefits under the Delaware plan were frozen whereby participants will no longer earn additional benefits after January 1, 2007. Accordingly, a curtailment loss of $2,000 was recorded for the nine months ended June 30, 2007.
     In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position and changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements is effective for the Company as of the last day of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is effective for the Company beginning in fiscal 2009. At this time, the Company is evaluating the impact, if any, the adoption of SFAS No. 158 will have on its financial position or results of operations.
(7) Credit Facilities
          As of June 30, 2007, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of June 30, 2007, no borrowings were outstanding on the revolving credit facility, $60.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $3.3 million.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of June 30, 2007, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.
          Financial Covenants
          The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of June 30, 2007, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of June 30, 2007, the Company was in compliance with all of the negative covenants under the credit facility.
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

(8) Earnings Per Share
          The reconciliation of basic and diluted earnings per share (“EPS”) for the three and nine months ended June 30, 2007 and July 1, 2006, respectively, are as follows:

		(Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2007	2006	2007	2006
Net earnings	$8,307	$7,882	$18,999	$22,961

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	18,158	18,075	18,136	18,380
Dilutive effect of stock-based compensation	168	188	168	161

Weighted average shares outstanding (diluted)	18,326	18,263	18,304	18,541

Per share (basic):
Earnings from continuing operations	$0.46	$0.50	$1.06	$1.36
Loss from discontinued operations	—	(0.07)	(0.01)	(0.11)

Net earnings	$0.46	$0.43	$1.05	$1.25

Per share (diluted):
Earnings from continuing operations	$0.46	$0.50	$1.05	$1.35
Loss from discontinued operations	(0.01)	(0.07)	(0.01)	(0.11)

Net earnings	$0.45	$0.43	$1.04	$1.24

          Options to purchase 81,000 shares and 64,000 shares for the three and nine months ended June 30, 2007, respectively, were antidilutive and were not included in the diluted EPS calculation. In the prior year, options to purchase 21,000 shares and 45,000 shares for the three and nine months ended July 1, 2006, respectively, were antidilutive and were not included in the diluted EPS calculation.

(9) Other Financial Data
Balance sheet information:

	(Unaudited)
	June 30,	September 30,
(In thousands)	2007	2006
Accounts receivable, net:
Accounts receivable	$35,706	$38,183
Less allowance for doubtful accounts	(637)	(664)

Total	$35,069	$37,519

Inventories:
Raw materials	$37,653	$27,160
Work in process	2,319	1,657
Finished goods	19,745	17,980

Total	$59,717	$46,797

Other assets:
Cash surrender value of life insurance policies	$4,282	$3,500
Non-current deferred tax assets	1,701	2,176
Capitalized financing costs, net	1,467	1,841
Prepaid pension cost	1,190	1,242
Assets held for sale	583	583
Other	305	311

Total	$9,528	$9,653

Property, plant and equipment, net:
Land and land improvements	$5,519	$5,345
Buildings	31,860	28,473
Machinery and equipment	73,837	60,090
Construction in progress	13,679	18,013

	124,895	111,921
Less accumulated depreciation	(59,644)	(56,704)

Total	$65,251	$55,217

Accrued expenses:
Salaries, wages and related expenses	$3,294	$4,084
Income taxes	1,629	2,805
Customer rebates	698	758
Cash dividends	546	543
Property taxes	524	641
Worker’s compensation	338	119
Sales allowance reserve	236	236
Other	274	633

Total	$7,539	$9,819

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

Overview
     Following our exit from the industrial wire business (see Note 2 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products, including welded wire reinforcement and PC strand for the concrete construction industry. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented. Unless specifically indicated otherwise, all amounts and percentages presented in management’s discussion and analysis are exclusive of discontinued operations.
Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
	2007	Change	2006	2007	Change	2006

Net sales	$78,966	(13.8%)	$91,644	$223,448	(9.5%)	$247,024
Gross profit	17,352	(6.1%)	18,486	43,334	(17.6%)	52,578
Percentage of net sales	22.0%		20.2%	19.4%		21.3%
Selling, general and administrative expense	$4,202	6.0%	$3,965	$13,038	4.0%	$12,538
Percentage of net sales	5.3%		4.3%	5.8%		5.1%
Interest expense	$155	4.7%	$148	$451	(15.2%)	$532
Effective income tax rate	36.1%		37.1%	36.4%		37.5%
Earnings from continuing operations	$8,344	(8.0%)	$9,065	$19,219	(22.9%)	$24,924
Loss from discontinued operations	(37)	N/M	(1,183)	(220)	N/M	(1,963)
Net earnings	8,307	5.4%	7,882	18,999	(17.3%)	22,961

“N/M” = not meaningful
Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006
Net Sales
     Net sales for the third quarter of 2007 decreased 13.8% to $79.0 million from $91.6 million in the same year-ago period. Shipments for the quarter decreased 19.8% while average selling prices rose 7.4% from the prior year levels. The reduction in shipments was driven by a combination of factors including: (1) our decision not to solicit new business from the posttension segment of the PC strand market during the quarter due to low-priced import competition; (2) the continuation of weak demand and inventory reduction measures pursued by customers that have been negatively impacted by the downturn in residential construction activity; and (3) the unfavorable weather conditions in certain of our markets during the quarter that reduced the level of construction activity.
Gross Profit
     Gross profit for the third quarter of 2007 decreased 6.1% to $17.4 million, or 22.0% of net sales from $18.5 million, or 20.2% of net sales in the same year-ago period. The decrease in gross profit was due to the reduction in shipments and higher unit manufacturing costs, which was partially offset by higher spreads between average selling prices and raw material costs following the price increases that were implemented at the beginning of the quarter.
Selling, General and Administrative Expense
     Selling, general and administrative expense for the third quarter of 2007 increased 6.0% to $4.2 million, or 5.3% of net sales from $4.0 million, or 4.3% of net sales in the same year-ago period. The increase was primarily due to higher compensation expense ($230,000).

Interest Expense
     Interest expense for the third quarter of 2007 was relatively flat at $155,000 compared with $148,000 in the same year-ago period.
Income Taxes
     Our effective income tax rate for the third quarter of 2007 decreased to 36.1% from 37.1% in the same year-ago period primarily due to a lower effective state tax rate in the current period.
Earnings From Continuing Operations
     Earnings from continuing operations for the third quarter of 2007 decreased 8.0% to $8.3 million, or $0.46 per diluted share from $9.1 million, or $0.50 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
Loss From Discontinued Operations
     The loss from discontinued operations for the third quarter of fiscal 2007 decreased to $37,000 or $0.01 per diluted share from $1.2 million, or $0.07 per diluted share in the same year-ago period. The current year loss reflects the non-recurring closure costs incurred associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility. The prior year loss reflects the operating losses incurred by the industrial wire business together with the non-recurring closure costs.
Net Earnings
     Net earnings for the third quarter of 2007 increased 5.4% to $8.3 million, or $0.45 per diluted share from $7.9 million, or $0.43 per diluted share in the same year-ago period as the reduction in the loss from discontinued operations associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility exceeded the unfavorable impact of the lower sales and gross profit.
First Nine Months of Fiscal 2007 Compared to First Nine Months of Fiscal 2006
Net Sales
     Net sales for the first nine months of 2007 decreased 9.5% to $223.4 million from $247.0 million in the same year-ago period. Shipments for the first nine months of 2007 decreased 12.0% while average selling prices rose 2.8% from the prior year levels. The reduction in shipments was driven by a combination of factors including: (1) the continuation of weak demand and inventory reduction measures pursued by customers that have been negatively impacted by the downturn in residential construction activity; (2) our decision not to solicit new business from the posttension segment of the PC strand market during the third quarter due to low-priced import competition; and (3) the unfavorable weather conditions in certain of our markets that reduced the level of construction activity.
Gross Profit
     Gross profit for the first nine months of 2007 decreased 17.6% to $43.3 million, or 19.4% of net sales from $52.6 million, or 21.3% of net sales in the same year-ago period. The decrease in gross profit was due to the reduction in shipments and higher unit manufacturing costs, which was partially offset by higher spreads between average selling prices and raw material costs.
Selling, General and Administrative Expense
     Selling, general and administrative expense for the first nine months of 2007 increased 4.0% to $13.0 million, or 5.8% of net sales from $12.5 million, or 5.1% of net sales in the same year-ago period. The increase was primarily due to higher compensation expense ($750,000) which was partially offset by lower employee benefit costs ($354,000).

Other Income
     Other income for the first nine months of 2007 decreased to $76,000 from $249,000 in the same year-ago period. The income for the prior year was primarily comprised of $128,000 of duties related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers which included us.
Interest Expense
     Interest expense for the first nine months of 2007 decreased 15.2% to $451,000 from $532,000 in the same year-ago period due to lower average outstanding balances on the revolving credit facility in the current period together with lower amortization expense associated with capitalized financing costs.
Income Taxes
     Our effective income tax rate for the first nine months of 2007 decreased to 36.4% from 37.5% in the same year-ago period primarily due to a lower effective state tax rate in the current period.
Earnings From Continuing Operations
     Earnings from continuing operations for the first nine months of 2007 decreased 22.9% to $19.2 million, or $1.05 per diluted share from $24.9 million, or $1.35 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
Loss From Discontinued Operations
     The loss from discontinued operations for the first nine months of 2007 decreased to $220,000 or $0.01 per diluted share from $2.0 million, or $0.11 per diluted share in the same year-ago period. The current year loss reflects the non-recurring closure costs incurred associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility. The prior year loss reflects the operating losses incurred by the industrial wire business together with the non-recurring closure costs.
Net Earnings
     Net earnings for the first nine months of 2007 decreased 17.3% to $19.0 million, or $1.04 per diluted share from $23.0 million, or $1.24 per diluted share in the same year-ago period primarily due to the lower sales and gross profit which was partially offset by the reduction in the loss from discontinued operations associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Nine Months Ended
	June 30,	July 1,
	2007	2006
Net cash provided by operating activities of continuing operations	$10,657	$32,968
Net cash used for investing activities of continuing operations	(13,931)	(12,184)
Net cash used for financing activities of continuing operations	(820)	(21,852)

Net cash provided by (used for) operating activities of discontinued operations	(244)	2,409
Net cash used for investing activities of discontinued operations	—	(37)

Working capital	65,468	52,482
Total long-term debt	—	—
Shareholders’ equity	140,918	111,093
Total capital (total long-term debt + shareholders’ equity)	140,918	111,093

Cash Flow Analysis
     Operating activities of continuing operations provided $10.7 million of cash for the first nine months of 2007 compared to $33.0 million in the same year-ago period. The decrease was largely due to a $16.6 million reduction in cash provided by the net change in the working capital components of receivables, inventories, and accounts payable and accrued expenses together with a $4.0 million decrease in earnings from continuing operations. Net working capital used $14.6 million in the current year while providing $3.1 million in the prior year largely due to the $12.9 million increase in inventories in the current year together with the $4.1 million reduction in accounts payable and accrued expenses. The increase in inventory in the current year resulted from higher raw material purchases that were made in anticipation of future price increases together with lower than anticipated shipments. In the prior year, accounts payable and accrued expenses increased by $15.9 million primarily due to higher purchases and favorable changes in the mix of vendor payment terms.
     Investing activities of continuing operations used $13.9 million of cash for the first nine months of 2007 compared to $12.2 million in the same year-ago period. Capital expenditures amounted to $13.3 million for the current year largely due to capital outlays associated with our Texas and North Carolina ESM expansions, Tennessee PC strand expansion, various equipment upgrades for our Florida PC strand operation and Delaware welded wire reinforcing facility, and recurring maintenance requirements. Capital expenditures are expected to total $18.0 million for 2007 and decline to an ongoing maintenance range of $3.0 to $5.0 million beginning in 2008. The actual amounts for these future expenditures are subject to change based on the timing of certain outlays around the end of 2007 which could potentially move into 2008, additional growth opportunities that may arise, adjustments in project timelines, future market conditions and our financial performance.
     Financing activities of continuing operations used $0.8 million of cash for the first nine months of 2007 compared to $21.9 million in the same year-ago period. The year-to-year change was largely due to the $16.0 million reduction in long-term debt and the $8.5 million of share repurchases in the prior year. Cash used for financing activities for the current year was primarily related to the payment of cash dividends.
Credit Facilities
     As of June 30, 2007, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of June 30, 2007, no borrowings were outstanding on the revolving credit facility, $60.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $3.3 million (see Note 7 to the consolidated financial statements).
     Our balance sheet was debt-free as of June 30, 2007 and July 1, 2006. We believe that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any.
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
Outlook
     We expect that nonresidential construction, our primary demand driver, will remain strong in 2008 supported by: (1) the continuation of favorable economic conditions; (2) higher government spending for infrastructure-related construction associated with the recently enacted federal transportation funding authorization together with the improved fiscal positions of most states and (3) post-hurricane reconstruction in the Gulf region of the U.S.
     At the same time, the downturn in residential construction and related inventory reduction measures pursued by customers with greater exposure to the housing sector has adversely affected shipments during the current year. We now believe that a recovery in the housing market is unlikely to occur until sometime in 2008. In addition, increasing imports of PC strand and future escalation in raw material costs could compress margins depending upon the strength of demand and our ability to recover these additional costs in our markets.
     Despite these near-term challenges, we expect that business conditions will improve through the remainder of the year and into 2008, which should support the maintenance of gross margins and spreads at attractive levels. We also expect gradually increasing contributions from our capital projects in the form of reduced operating costs and additional volume in view of the start-ups of our Tennessee PC strand and North Carolina ESM expansions during the first quarter of 2007, the anticipated start-ups of our Texas ESM expansion and new standard welded wire reinforcing line at our Delaware facility during the fourth quarter of 2007, and the completion of the equipment upgrades at our Florida PC strand plant at the end of the first quarter or early in the second quarter of 2008. In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in existing or related products that further our penetration in current markets served or expand our geographic presence. We anticipate that these actions, together with the positive overall outlook for our nonresidential construction-related markets, should have a favorable impact on our financial performance through the remainder of the year and in 2008 (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”).
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

Commodity Prices
     We do not use derivative commodity instruments to hedge our exposures to changes in commodity prices. Our principal commodity price exposure is hot-rolled carbon steel wire rod, our primary raw material, which we purchase from both domestic and foreign suppliers and is denominated in U.S. dollars. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which reduces our gross profit and cash flow from operations.
Interest Rates
     Although we were debt-free as of June 30, 2007, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 30, 2007.
Item 4. Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 10, 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock over a period of up to twelve months ending January 5, 2008. During the nine months ended June 30, 2007, we did not repurchase any of our common stock under the repurchase program or otherwise.

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

INSTEEL INDUSTRIES, INC. Registrant
Date: July 31, 2007	By:	/s/ H.O. Woltz III
H.O. Woltz III
President and Chief Executive Officer

Date: July 31, 2007	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer