Form 10-K
period 2007-09-29
INSTEEL INDUSTRIES INC
filed 2007-11-29
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 31, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $280,946,400 based upon the closing sale price as reported on the NASDAQ Global Market (formerly the NASDAQ National Market). As of November 27, 2007, there were 18,095,190 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

PART I
Cautionary Note Regarding Forward-Looking Statements
          This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be achieved. Many of these risks are discussed herein under the caption “Risk Factors” and are updated from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”). You should read these risk factors carefully.
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
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	the continuation of increased spending for nonresidential construction and the favorable impact on demand for our concrete reinforcing products;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	the impact of increased imports of prestressed concrete strand (“PC strand”);

•	unanticipated changes in customer demand, order patterns or inventory levels;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•
the timely and successful completion of the expansions of our ESM and PC strand operations, and realization of the anticipated benefits in the form of reduced operating costs and additional capacity to support future growth;

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
Item 1. Business
General
          Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. We manufacture and market PC strand and welded wire reinforcement (“WWR”) products, including concrete pipe reinforcement, ESM and standard welded wire reinforcement. Our products are primarily sold to manufacturers of concrete products that are used in nonresidential construction. In 2007, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction. Insteel is the parent holding company for a wholly-owned operating subsidiary, Insteel Wire Products Company (“IWP”).

          Our business strategy is focused on: (1) achieving leadership positions in our markets and operating as the lowest cost producer; and (2) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic reach. Headquartered in Mount Airy, North Carolina, we operate six manufacturing facilities that are located in the U.S. in close proximity to our customers and those geographic regions of the country experiencing rapid growth in construction. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.
          Our exit from the industrial wire business in June 2006 (see Note 7 to the consolidated financial statements) was the last in a series of divestitures which served to narrow our strategic and operational focus to concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
Internet Access to Company Information
          Additional information about us and our filings with the SEC are available, at no cost, on our web site at www.insteel.com and the SEC’s web site at www.sec.gov. The information available on our web site and the SEC’s web site is not part of this report and shall not be deemed incorporated into any of our SEC filings.
Products
          Our concrete reinforcing products consist of PC strand and WWR.
          PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For 2007 and 2006, PC strand sales represented 44% and 46%, respectively, of our consolidated net sales (excluding sales from our discontinued industrial wire business).
          WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including concrete pipe reinforcement (“CPR”), standard welded wire reinforcement (“SWWR”) and ESM. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures frequently serving as a replacement for hot-rolled rebar due to the inherent advantages that it offers. For 2007 and 2006, WWR sales represented 56% and 54%, respectively, of our consolidated net sales (excluding sales from our discontinued industrial wire business).
Marketing and Distribution
          We market our products through sales representatives that are our employees and through a sales agent. Our sales force is organized by product line and trained in the technical applications of our products. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and scheduling requirements.
Customers
          We sell our products to a broad range of customers which includes manufacturers of concrete products, and to a lesser extent, distributors and rebar fabricators. In 2007, we estimate that approximately 72% of our net sales were to manufacturers of concrete products and 28% were to distributors and rebar fabricators. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in 2007, 2006 or 2005.

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
Seasonality and Cyclicality
          Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. From a seasonal standpoint, the highest level of sales within the year typically occurs when weather conditions are the most conducive to construction activity. As a result, sales and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters, although in 2007, these differences were not as pronounced due to the weakening in residential construction. From a cyclical standpoint, the level of construction activity tends to be correlated with general economic conditions although there can be significant differences between the relative performance of the nonresidential versus residential construction sectors for extended periods.
Raw Materials
          The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. Wire rod can generally be characterized as a commodity-type product. We purchase several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties and metallurgical characteristics that are required for our end products. High carbon grades of wire rod are required for the production of PC strand while low carbon grades are used to manufacture welded wire reinforcement.
          Pricing for wire rod tends to fluctuate based on domestic as well as global market conditions. As domestic demand for wire rod exceeds domestic production capacity, imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during 2007 and 2006, represented approximately 36% and 56%, respectively, of our total wire rod purchases. We believe that the substantial volume and desirable mix of grades represented by our wire rod requirements constitutes a competitive advantage by making us a more attractive customer to our suppliers relative to other manufacturers of our products.
          Domestic wire rod producers have invested heavily over the last ten years to improve their quality capabilities and augment their product mix by increasing the proportion of higher value-added products. This evolution toward higher value-added products generally has benefited us in our sourcing of wire rod for PC strand as this grade is more metallurgically and technically sophisticated. At the same time, domestic producers have deemphasized the production of the less sophisticated, low carbon grades of wire rod due to the more intense competitive conditions that prevail in this market. As a result, we rely more heavily on imports for supplies of lower grade wire rod. Historically, when traditional suppliers have withdrawn from the domestic market following the filing of trade cases by the domestic industry, new suppliers have filled the resulting gaps in supply.
          Selling prices for our products tend to be correlated with changes in wire rod prices. The timing varies, however, based on market conditions and competitive factors. The relative supply and demand conditions in our markets determine whether our margins expand or contract during periods of rising or falling wire rod prices.
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
          During 2005, wire rod availability improved and pricing declined through most of the year. In May 2005 a major domestic wire rod mill locked out employees in a labor dispute and ceased operations. Operations resumed on a limited basis in September 2005 using salaried employees. In September 2005 the employees of a major Canadian wire rod producer (which is a significant supplier to the U.S. market) went on strike and the mill ceased operations. The producer maintained limited shipments to customers by contracting for toll processing at other wire rod mills and operations at the Canadian mill resumed on a limited basis in October 2005 using salaried employees. The supply disruptions caused by these production outages caused the domestic wire rod market to tighten significantly and resulted in a higher level of imports.
          Wire rod prices remained at historically high levels during 2006 and fluctuated within a narrower range through the year. Domestic wire rod producers continued to operate at less than full operating schedules to manage the balance of supply and demand. The price of imported wire rod continued to rise, driven by increased worldwide demand and higher raw material costs.

          By mid-2007, the price of imported wire rod had escalated to where it was higher than domestic pricing, resulting in reduced purchases of imports after the first quarter of 2007. Domestic demand for wire rod decreased during 2007, largely due to the drop-off in residential construction which allowed for supply requirements to be fulfilled with the reduced level of imports.
          Domestic wire rod producers announced price increases effective with shipments after October 1, 2007 due to improving supply and demand fundamentals and the corresponding increases in scrap costs that had been incurred in prior months, and have subsequently announced additional price increases effective December 1, 2007. We believe that wire rod prices will remain at historically high levels in 2008 due to the consolidation of producers, higher prices for metallics, energy and other raw material inputs required in the steelmaking process, and the continuation of reduced import levels, particularly from China.
Competition
          The markets in which our business is conducted are highly competitive. Some of our competitors are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Our primary competitors for WWR products are Ivy Steel & Wire, Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc., Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc., and Concrete Reinforcements Inc. Our primary competitors for PC strand are American Spring Wire Corporation, Sumiden Wire Products Corporation, Strand-Tech Martin, Inc. and MMI Strand Company, which is affiliated with Ivy Steel & Wire. We believe that we are the largest domestic producer of PC strand and the second largest domestic producer of WWR.
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
Employees
          As of September 29, 2007, we employed 559 people, of which approximately 59 were represented by a labor union (approximately 54 employees at our Wilmington, Delaware facility and 5 employees at our Jacksonville, Florida facility). The collective bargaining agreement with the union at the Wilmington facility expired on November 10, 2006. Despite intense negotiations that preceded the expiration of the agreement, we were unable to agree on terms of a new labor contract with the union. Union employees have continued to work without any disruptions under the terms of our last best and final offer which was implemented on November 13, 2006. On November 22, 2006, the union filed an unfair labor practice charge against us with the National Labor Relations Board (“NLRB”) alleging that we: (1) failed to bargain in good faith with the union; (2) unilaterally implemented changes to the terms of conditions of employment; (3) refused to meet with the representative of the union for purposes of bargaining; and (4) refused to supply information for purposes of collective bargaining. The NLRB rejected all charges except the charge of unilateral implementation of the last, best, and final offer. We have reached a tentative settlement with the NLRB under which the terms of the previous collective bargaining agreement that had expired were restored and negotiations are scheduled to reopen in November 2007. The collective bargaining agreement with the union at the Jacksonville facility expires in April 2008. Should we experience a disruption of production at any facility, we have contingency plans in place that would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
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
Executive Officers of the Company
          Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	51	President, Chief Executive Officer and a Director
Michael C. Gazmarian	48	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	57	Vice President — Administration and Secretary
Richard T. Wagner	48	Vice President and General Manager of IWP
          H. O. Woltz III was elected Chief Executive Officer in 1991 and has served in various capacities for more than 29 years. He was named President and Chief Operating Officer in 1989. He had been our Vice President since 1988 and, previously, President of Rappahannock Wire Company, formerly a subsidiary of Insteel, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and also serves as President of IWP. Mr. Woltz serves on the Executive Committee of our Board of Directors.
          Michael C. Gazmarian joined us as Chief Financial Officer and was elected Treasurer in 1994. He previously served in various positions with Guardian Industries Corp., a privately held glass manufacturer, since 1986, most recently as Vice President – Finance and Administration of a subsidiary.
          James F. Petelle was elected Vice President and Assistant Secretary in November 2006. He was appointed Vice President — Administration and Secretary, effective January 12, 2007. Mr. Petelle previously served in various positions with Andrew Corporation, a manufacturer of telecommunications infrastructure equipment, since 1990, most recently as Vice President — Law.
          Richard T. Wagner was elected Vice President of Insteel in February 2007. He had been a Vice President of IWP, a subsidiary of the Company, since April 1998.
          The executive officers listed above were elected by our Board of Directors at its annual meeting held February 13, 2007 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 19, 2008. Although our bylaws permit the Chairman of the Board to be designated an officer of the Company, Howard O. Woltz, Jr., the current Chairman of the Board, has not been so designated and is not otherwise an employee of the Company. Howard O. Woltz, Jr. is the father of H.O. Woltz III.
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
          The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which is purchased from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Prior to 2004, we typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign wire rod purchases to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. However, beginning in 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through 2007. In some instances, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.
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
          Our PC strand business has experienced increasing competitive pressures from offshore producers exporting into the domestic market, particularly from China. During the second half of 2007, we elected not to pursue certain PC strand business that had been negatively impacted by low-priced import competition. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted.
          In 2003, we together with a coalition of U.S. producers of PC strand obtained a favorable determination from the ITC in response to the petitions we had filed alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than the price in their home markets or their cost and had injured the domestic PC strand industry. The ITC imposed anti-dumping duties ranging from 12% up to 119% which had the effect of limiting the participation of these companies in the domestic market. Should domestic market conditions deteriorate in the future to where U.S. producers could demonstrate that imports were being “dumped” in the U.S. market and were causing or threatening to cause material injury to the domestic industry, we would anticipate coordinating with other U.S producers to pursue similar trade cases, although no assurances can be provided that the outcome of such actions would be favorable.
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
          Our operations are capital intensive and require substantial recurring expenditures for the routine maintenance of our equipment and facilities. Although we expect to finance our business requirements through internally generated funds or from borrowings under our $100.0 million revolving credit facility, we cannot provide any assurances these resources will be sufficient to support our business. A material adverse change in our operations or financial conditions could limit our ability to borrow funds under our credit facility which could further adversely impact our liquidity and financial condition. Any significant future acquisitions could require additional financing from external sources and may not be available on favorable terms which could adversely impact our operations, growth plans, financial condition and results of operations.
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
          As of September 29, 2007, we employed 559 people, of which approximately 59 were represented by a labor union (approximately 54 employees at our Wilmington, Delaware facility and 5 employees at our Jacksonville, Florida facility). The collective bargaining agreement with the union at the Wilmington facility expired on November 10, 2006. Despite intense negotiations that preceded the expiration of the agreement, we were unable to agree on terms of a new labor contract with the union. Union employees have continued to work without any disruptions under the terms of our last best and final offer which was implemented on November 13, 2006. On November 22, 2006, the union filed an unfair labor practice charge against us with the National Labor Relations Board (“NLRB”) alleging that we: (1) failed to bargain in good faith with the union; (2) unilaterally implemented changes to the terms of conditions of employment; (3) refused to meet with the representative of the union for purposes of bargaining; and (4) refused to supply information for purposes of collective bargaining. The NLRB rejected all charges except the charge of unilateral implementation of the last, best, and final offer. We have reached a tentative settlement with the NLRB under which the terms of the previous collective bargaining agreement that had expired were restored and negotiations are scheduled to reopen in November 2007. The collective bargaining agreement with the union at the Jacksonville facility expires in April 2008. Should we experience a disruption of production at any facility, we have contingency plans in place that would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
Our stock price can be volatile, often in connection with matters beyond our control.
          Equity markets in the United States have often been volatile. Over the past year, our common stock has traded as high as $23.00 and as low as $10.00. The following factors could cause the price of our common stock to fluctuate significantly, several of which are beyond our control: variations in our quarterly and annual operating results; changes in our business outlook; changes in market valuations of companies in our markets; changes in the expectations for nonresidential and residential construction; and announcements by us or our competitors or industry participants that may be perceived to impact us or our operations.
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          Insteel’s corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. We operate six manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hickman, Kentucky; Mount Airy, North Carolina; Sanderson, Florida; and Wilmington, Delaware. In connection with our exit from the industrial wire business, we are pursuing the sale of an idle facility located in Fredericksburg, Virginia.

          We own all of our real estate, all of which is pledged as security under the Credit Agreement pertaining to our revolving credit facility. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products.
Item 3. Legal Proceedings.
          On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action against it filed by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit in North Carolina against DSI seeking recovery of $1.4 million (plus interest) owed for other products sold to DSI and a judgment declaring that we had no liability to DSI arising out of the bridge project. We believe North Carolina is the appropriate venue for these proceedings and otherwise intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts owed to us by DSI.
          We are also involved in various other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate cost to resolve these other matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
          Our common stock is listed on the NASDAQ Global Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. At November 27, 2007, there were 1,141 shareholders of record. For information regarding our stock price and dividend history, see “Item 8(b) - Supplementary Data” in this report.
          On May 16, 2006, the Board of Directors approved a two-for-one split of our common stock payable in the form of a stock dividend. The stock split entitled each shareholder of record on June 2, 2006 to receive one share of common stock for each outstanding share of common stock held on that date and was distributed on June 16, 2006. Unless otherwise indicated, the capital stock accounts and all share and earnings per share amounts in this report give effect to the stock split, applied retroactively, to all periods presented.
          On January 10, 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock over a period of up to twelve months ending January 5, 2008. The repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be modified, suspended, extended or terminated by us at any time without prior notice. We did not purchase any shares of our common stock during the year ended September 29, 2007.
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

Equity Compensation Plan Information
September 29, 2007
(In thousands, except exercise price amounts)

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options,	future issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	336	$9.95	1,340
          We do not have any equity compensation plans that have not been approved by shareholders.
Item 6. Selected Financial Data.
Financial Highlights
(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
	September 29,	September 30,	October 1,	October 2,	September 27,
	2007	2006	2005	2004	2003
Net sales	$297,806	$329,507	$309,320	$298,754	$184,868
Earnings from continuing operations	24,284	34,377	24,499	32,035	9,512
Net earnings	24,162	33,040	25,045	31,489	6,722
Earnings per share from continuing operations (basic)	1.34	1.88	1.31	1.85	0.56
Earnings per share from continuing operations (diluted)	1.33	1.86	1.29	1.78	0.55
Net earnings per share (basic)	1.33	1.80	1.34	1.82	0.40
Net earnings per share (diluted)	1.32	1.79	1.32	1.75	0.39
Cash dividends declared	0.12	0.12	0.06	—	—
Total assets	173,529	166,596	138,276	151,291	132,930
Total long-term debt	—	—	11,860	52,368	69,453
Shareholders’ equity	143,850	122,438	97,036	71,211	31,272
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
Overview
          Following our exit from the industrial wire business (see Note 7 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented. Our business strategy is focused on: (1) achieving leadership positions in our markets and operating as the lowest cost producer; and (2) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic reach.
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
          Recent accounting pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN No. 48 is effective for us beginning in fiscal 2008 and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. Based on our preliminary analysis, the adoption of FIN No. 48 is expected to result in an estimated charge to retained earnings of approximately $260,000. The actual amount of the adjustment will be recorded in the first quarter of 2008 upon the finalization of our analysis.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning in fiscal 2009. At this time, we have not determined what effect, if any, the adoption of SFAS No. 157 will have on our financial position or results of operations.
          In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position and changes in the funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The provisions regarding the recognition of a plan’s funding status were effective for us in fiscal 2007 and resulted in a $2.1 million decrease in shareholders’ equity, net of tax. The provisions regarding the change in the measurement date are effective for us beginning in fiscal 2009. The adoption of SFAS No. 158 is further discussed in Note 8 to the consolidated financial statements.

Results of Operations
Statements of Operations – Selected Data
(Dollars in thousands)

	Year Ended
	September 29,		September 30,		October 1,
	2007	Change	2006	Change	2005
Net sales	$297,806	(9.6%)	$329,507	6.5%	$309,320
Gross profit	56,061	(20.9%)	70,871	22.4%	57,898
Percentage of net sales	18.8%		21.5%		18.7%
Selling, general and administrative expense	$17,583	3.5%	$16,996	5.1%	$16,175
Percentage of net sales	5.9%		5.2%		5.2%
Other expense (income), net	4	N/M	(446)	N/M	(73)
Interest expense	592	(11.5%)	669	(80.5%)	3,427
Effective income tax rate	36.6%		36.2%		36.1%
Earnings from continuing operations	$24,284	(29.4%)	$34,377	40.3%	$24,499
Earnings (loss) from discontinued operations	(122)	N/M	(1,337)	N/M	546
Net earnings	24,162	(26.9%)	33,040	31.9%	25,045

“N/M” = not meaningful
2007 Compared with 2006
Net Sales
          Net sales decreased 9.6% to $297.8 million in 2007 from $329.5 million in 2006 as lower shipments more than offset higher average selling prices. Shipments for the year decreased 11.4% while average selling prices rose 2.0% from the prior year. The reduction in shipments was driven by a combination of factors including: (1) the continuation of weak demand and inventory reduction measures pursued by customers that have been negatively impacted by the downturn in residential construction activity; (2) our decision to solicit minimal new business from posttension customers in the PC strand market due to low-priced import competition; and (3) less favorable weather conditions in certain of our markets relative to the prior year which reduced the level of construction activity.
Gross Profit
          Gross profit decreased 20.9% to $56.1 million, or 18.8% of net sales in 2007 from $70.9 million, or 21.5% of net sales in 2006. The decrease was primarily due to the reduction in shipments, higher unit manufacturing costs resulting from lower operating levels and higher raw material costs which were partially offset by the increase in average selling prices.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) increased 3.5% to $17.6 million, or 5.9% of net sales in 2007 from $17.0 million, or 5.2% of net sales in 2006. The increase was primarily due to higher compensation expense ($989,000) which was partially offset by lower employee benefit costs ($387,000).
Other Expense (Income), Net
          Other expense was $4,000 in 2007 compared with income of $446,000 in 2006. The income for the prior year was primarily related to a $247,000 litigation settlement and $128,000 of duties related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers which included us.
Interest Expense
          Interest expense decreased $77,000, or 12%, to $592,000 in 2007 from $669,000 in 2006. The decrease was primarily due to lower average outstanding balances on the revolving credit facility in the current year together with lower amortization expense associated with capitalized financing costs.

Income Taxes
          Our effective income tax rate was relatively flat for 2007 at 36.6% compared with 36.2% in 2006.
Earnings From Continuing Operations
          Earnings from continuing operations for 2007 decreased to $24.3 million, or $1.33 per diluted share, compared to $34.4 million, or $1.86 per diluted share in 2006 primarily due to the lower sales and gross profit.
Earnings (Loss) From Discontinued Operations
          The loss from discontinued operations for 2007 was $122,000, or $0.01 per diluted share compared to $1.3 million, or $0.07 per diluted share in 2006. The current year loss reflects the closure costs incurred to exit the industrial wire business and close our Fredericksburg, Virginia manufacturing facility. The prior year loss reflects the operating losses incurred by the industrial wire business together with the closure costs which were partially offset by a $1.3 million pre-tax gain on the sale of certain machinery and equipment associated with the industrial wire business for $6.0 million.
Net Earnings
          Net earnings for 2007 decreased to $24.2 million, or $1.32 per diluted share, compared to $33.0 million, or $1.79 per diluted share in 2006 primarily due to the lower sales and gross profit which was partially offset by the reduction in the loss from discontinued operations associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility.
2006 Compared with 2005
Net Sales
          Net sales increased 6.5% to $329.5 million in 2006 from $309.3 million in 2005 as higher shipments more than offset lower average selling prices. Shipments for the year increased 11.0% while average selling prices decreased 4.0% from the prior year. The increase in shipments was primarily due to the continued improvement in nonresidential construction activity and demand for our concrete reinforcing products together with the completion of the inventory reduction measures pursued by customers during the prior year. The decrease in average selling prices was due to competitive activity in our markets which was offset by reductions in raw material costs.
Gross Profit
          Gross profit increased 22.4% to $70.9 million, or 21.5% of net sales in 2006 from $57.9 million, or 18.7% of net sales in 2005. The increase in gross profit was driven by higher shipments together with wider spreads between average selling prices and raw material costs. In addition, gross profit for 2005 was negatively impacted by the sale of higher cost inventory as raw material costs and selling prices declined over the course of the year.
Selling, General and Administrative Expense
          SG&A expense increased 5.1% to $17.0 million, or 5.2% of net sales in 2006 from $16.2 million, or 5.2% of net sales in 2005. We adopted SFAS No. 123(R) as of the beginning of fiscal 2006 which required all share-based payments to be recognized as expense over the requisite service period based upon their fair values as of the grant dates. Under the provisions of SFAS No. 123(R), total stock-based compensation expense for 2006 amounted to $1.2 million comprised of $535,000 of stock option expense and $638,000 of restricted stock amortization. Although we elected to adopt SFAS No. 123(R) using the modified prospective method, the 2005 amounts also reflect stock option expense due to certain previous option plans that were required to be accounted for as variable plans. Under variable plan accounting, compensation expense was recognized for the excess of the market price over the exercise price and adjusted to reflect changes in market valuation. As a result, total stock-based compensation expense for 2005 amounted to $805,000 comprised of $571,000 of stock option expense resulting from the increase in our share price that occurred during 2005 and $234,000 of restricted stock amortization. Excluding the stock-based compensation expense from both periods, SG&A expense increased $453,000 primarily due to increases in compensation expense ($445,000), allowance for doubtful accounts ($299,000), employee benefit costs ($295,000), and travel related expenses ($211,000) partially offset by lower legal expenses ($556,000) and consulting fees ($244,000).

Other Expense (Income), Net
          Other income was $446,000 in 2006 compared with $73,000 in 2005. The income for 2005 was primarily related to a $247,000 litigation settlement and $128,000 of duties related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers which included us.
Interest Expense
          Interest expense decreased $2.8 million, or 80.5%, to $669,000 in 2006 from $3.4 million in 2005. The decrease was primarily due to the reduction in average borrowing levels on our senior secured credit facility ($1.8 million) and lower amortization expense associated with capitalized financing costs and the unrealized loss on the terminated interest rate swaps which was fully amortized in 2005 ($959,000).
Income Taxes
          Our effective income tax rate was relatively flat for 2006 at 36.2% compared with 36.1% in 2005.
Earnings From Continuing Operations
          Earnings from continuing operations for 2006 increased to $34.4 million, or $1.86 per diluted share, compared to $24.5 million, or $1.29 per diluted share in 2005 primarily due to the higher sales and gross profit together with the reduction in interest expense in 2006.
Earnings (Loss) From Discontinued Operations
          The loss from discontinued operations for 2006 was $1.3 million, or $0.07 per diluted share compared with earnings from discontinued operations of $546,000, or $0.03 per diluted share in 2005. The 2006 loss related to the operating losses and closure costs associated with our exit from the industrial wire business and closure of our Fredericksburg, Virginia manufacturing facility. In 2006, we completed the sale of certain machinery and equipment associated with the industrial wire business for $6.0 million and recorded a pre-tax gain of $1.3 million. The 2005 earnings consisted of a $793,000 gain on the disposal of real estate, the collection of a note receivable and the settlement on the release of an equipment lien associated with Insteel Construction Systems, a discontinued operation that we had previously exited in 1997, partially offset by a loss of $247,000 from the operations of the industrial wire business.
Net Earnings
          Net earnings for 2006 increased to $33.0 million, or $1.79 per diluted share, compared to $25.0 million, or $1.32 per diluted share in 2005 primarily due to the higher sales and gross profit together with the reduction in interest expense during 2006 which was partially offset by the loss from discontinued operations.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Year Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Net cash provided by operating activities of continuing operations	$17,065	$42,650	$41,830
Net cash used for investing activities of continuing operations	(17,062)	(19,472)	(6,036)
Net cash used for financing activities of continuing operations	(1,842)	(22,008)	(40,931)

Net cash provided (used for) by operating activities of discontinued operations	(147)	2,185	2,630
Net cash provided by investing activities of discontinued operations	—	5,963	2,120
Net cash used for financing activities of discontinued operations	—	—	(560)

Working capital	70,697	56,938	51,662
Total long-term debt	—	—	11,860
Percentage of total capital	—	—	11%
Shareholders’ equity	$143,850	$122,438	$97,036
Percentage of total capital	100%	100%	89%
Total capital (total long-term debt + shareholders’ equity)	$143,850	$122,438	$108,896
Cash Flow Analysis
          Operating activities of continuing operations provided $17.1 million of cash in 2007 compared with $42.7 million in 2006 and $41.8 million in 2005. The year-over-year decrease in 2007 was largely due to the $10.1 million reduction in earnings from continuing operations and $18.9 million decrease in cash provided by working capital. In 2007, the net change in receivables, inventory and accounts payable and accrued expenses used $14.6 million of cash while providing $4.3 million and $7.9 million in 2006 and 2005, respectively. The cash used by working capital in the current year was primarily due to the $17.0 million decrease in accounts payable and accrued expenses resulting from the sharp reduction in raw material purchases during the fourth quarter together with changes in the mix of vendor payment terms. Depreciation and amortization rose $1.1 million, or 24.7%, primarily due to the increase in capital expenditures during the current and prior years and related asset additions. Deferred income taxes provided $2.0 million of cash during 2007 while using $1.6 million in 2006 primarily due to higher tax basis gains on the sale of fixed assets in the prior year.
          Investing activities of continuing operations used $17.1 million of cash in 2007 compared with $19.5 million in 2006 and $6.0 million in 2005. Capital expenditures amounted to $17.0 million, $19.0 million and $6.3 million in 2007, 2006 and 2005, respectively, with the higher levels in the current and prior years primarily related to capital outlays for the expansions of the ESM and PC strand businesses. Capital expenditures are expected to be $10.0 million in 2008 primarily related to the upgrading of our Florida PC strand facility. The actual timing of these expenditures as well as the amounts are subject to change based on adjustments in the project timelines or scope, future market conditions, our financial performance and additional growth opportunities that may arise. In 2007, we sold an idle facility which had been classified as assets held for sale and realized net proceeds of $590,000. Investing activities from discontinued operations did not provide or utilize cash in 2007 while providing $6.0 million in 2006 from the net proceeds on the sale of certain machinery and equipment associated with our discontinued industrial wire business.
          Financing activities of continuing operations used $1.8 million of cash in 2007 compared with $22.0 million in 2006 and $40.9 million in 2005. The year-over-year decrease in 2007 was due to the $16.0 million reduction in long-term debt and the $8.5 million of share repurchases in the prior year.
Credit Facilities
          As of September 29, 2007, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. No borrowings were outstanding on the credit facility as of September 29, 2007 and September 30, 2006 and outstanding letters of credit totaled $1.9 million and $1.4 million, respectively. As of September 29, 2007, $54.7 million of borrowing capacity was available on the credit facility (see Note 4 to the consolidated financial statements).

          Our balance sheet was debt-free as of September 29, 2007 and September 30, 2006. We believe that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any.
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
Contractual Obligations
          Our contractual obligations and commitments at September 29, 2007 are as follows:
Payments Due by Period
(In thousands)

		Less Than			More Than
Contractual obligations:	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years

Operating leases	$1,466	$781	$658	$27	$—
Raw material purchase commitments(1)	31,831	31,831	—	—	—
Other unconditional purchase obligations(2)	3,843	3,843	—	—	—
Pension benefit obligations	10,204	428	864	642	8,270
Supplemental employee retirement plan	18,312	80	160	418	17,654

Total	$65,656	$36,963	$1,682	$1,087	$25,924

(1)	Non-cancelable fixed price purchase commitments for raw materials.

(2)	Contractual commitments for equipment purchases.
Outlook
          We expect continued growth in nonresidential construction, our primary demand driver, in 2008, but at a reduced rate from the elevated levels of recent years. The outlook for commercial construction has weakened due to the ongoing housing downturn and recent tightening in the credit markets. However, other segments within nonresidential construction are expected to remain strong supported by: (1) higher spending for infrastructure-related construction associated with the recently enacted federal transportation funding authorization, the improved fiscal positions of most states and the heightened focus on addressing the critical infrastructure needs that exist; and (2) post-hurricane reconstruction in the Gulf region of the U.S.
          At the same time, the drop-off in residential construction is expected to continue through 2008, which will adversely affect shipments to customers that have greater exposure to the housing sector. We now believe that a recovery in the housing market is unlikely to occur until sometime in 2009, although the exact timing remains highly uncertain. In addition, increasing imports of PC strand and escalating raw material costs could compress margins depending upon the strength of demand, competitive dynamics and our ability to recover these additional costs in our markets.
          Despite these near-term challenges, we expect gradually increasing contributions during 2008 from the substantial investments that have been made in our facilities over the past two years to expand and reconfigure our Tennessee PC strand facility, add new ESM production lines in our North Carolina and Texas plants and a new standard welded wire reinforcing line at our Delaware facility, and upgrade our Florida PC strand operation which is expected to be completed in the third quarter of 2008. As we ramp up production on the new equipment, we anticipate dual benefits in the form of reduced operating costs and additional capacity to support future growth. In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic reach. We anticipate that these actions, together with the positive overall outlook for our nonresidential construction-related markets, should have a favorable impact on our financial performance in 2008 (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”).

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
Commodity Prices
          We have not generally used derivative commodity instruments to hedge our exposures to changes in commodity prices. Our principal commodity price exposure is hot-rolled carbon steel wire rod, our primary raw material, which we purchase from both domestic and foreign suppliers and is denominated in U.S. dollars. Prior to 2004, we typically negotiated quantities and pricing on a quarterly basis for both domestic and foreign steel wire rod purchases to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. However, beginning in 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through 2007. In some instances, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which reduces our gross profit and cash flow from operations.
Interest Rates
          Although we were debt-free as of September 29, 2007, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars and any such transactions have not been material in the past. We will occasionally hedge firm commitments for equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 29, 2007.
Item 8. Financial Statements and Supplementary Data.
(a) Financial Statements

Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006	19
Consolidated Statements of Operations for the years ended September 29, 2007, September 30, 2006 and October 1, 2005	20
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended September 29, 2007, September 30, 2006 and October 1, 2005	21
Consolidated Statements of Cash Flows for the years ended September 29, 2007, September 30, 2006 and October 1, 2005	22
Notes to Consolidated Financial Statements	23
Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements	40
Schedule II – Valuation and Qualifying Accounts for the years ended September 29, 2007, September 30, 2006 and October 1, 2005	41
Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting	43

(b) Supplementary Data
          Selected quarterly financial data for 2007 and 2006 is as follows:
Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	December 30	March 31	June 30	September 29
2007
Operating results:
Net sales	$69,716	$74,766	$78,966	$74,358
Gross profit	13,624	12,358	17,352	12,727
Earnings from continuing operations	5,931	4,944	8,344	5,065
Earnings (loss) from discontinued operations	(152)	(31)	(37)	98
Net earnings	5,779	4,913	8,307	5,163
Per share data:
Basic:
Earnings from continuing operations	0.33	0.27	0.46	0.28
Earnings (loss) from discontinued operations	(0.01)	—	—	—
Net earnings	0.32	0.27	0.46	0.28
Diluted:
Earnings from continuing operations	0.32	0.27	0.46	0.28
Earnings (loss) from discontinued operations	—	—	(0.01)	—
Net earnings	0.32	0.27	0.45	0.28
Stock prices
High	21.97	19.06	19.66	23.00
Low	16.58	15.89	16.43	15.35
Cash dividends declared	0.03	0.03	0.03	0.03

	Quarter Ended
	December 31	April 1	July 1	September 30
2006
Operating results:
Net sales	$75,604	$79,776	$91,644	$82,483
Gross profit	17,113	16,979	18,486	18,293
Earnings from continuing operations	8,013	7,845	9,066	9,453
Earnings (loss) from discontinued operations	(335)	(444)	(1,184)	626
Net earnings	7,678	7,401	7,882	10,079
Per share data:
Basic:
Earnings from continuing operations	0.43	0.43	0.50	0.52
Earnings (loss) from discontinued operations	(0.02)	(0.02)	(0.07)	0.04
Net earnings	0.41	0.41	0.43	0.56
Diluted:
Earnings from continuing operations	0.42	0.42	0.50	0.52
Earnings (loss) from discontinued operations	(0.02)	(0.02)	(0.07)	0.03
Net earnings	0.40	0.40	0.43	0.55
Stock prices (1)
High	8.68	29.70	30.00	24.85
Low	6.89	8.13	18.77	16.33
Cash dividends declared	0.03	0.03	0.03	0.03

(1)	Prices adjusted to reflect 2-for-1 stock split on June 16, 2006.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	September 29,	September 30,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$8,703	$10,689
Accounts receivable, net	34,518	37,519
Inventories	47,401	46,797
Prepaid expenses and other	4,640	2,675
Current assets of discontinued operations	—	411

Total current assets	95,262	98,091
Property, plant and equipment, net	67,147	55,217
Other assets	7,485	9,653
Non-current assets of discontinued operations	3,635	3,635

Total assets	$173,529	$166,596

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$16,705	$30,691
Accrued expenses	7,613	9,819
Current liabilities of discontinued operations	247	643

Total current liabilities	24,565	41,153
Other liabilities	4,862	2,713
Long-term liabilities of discontinued operations	252	292
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	—	—
Common stock, $1 stated value
Authorized shares: 40,000
Issued and outstanding shares: 2007,18,303; 2006, 18,213	18,303	18,213
Additional paid-in capital	48,939	47,005
Deferred stock compensation	(1,132)	(662)
Retained earnings	79,859	57,882
Accumulated other comprehensive loss	(2,119)	—

Total shareholders’ equity	143,850	122,438

Total liabilities and shareholders’ equity	$173,529	$166,596

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Net sales	$297,806	$329,507	$309,320
Cost of sales	241,745	258,636	251,422

Gross profit	56,061	70,871	57,898
Selling, general and administrative expense	17,583	16,996	16,175
Other expense (income), net	4	(446)	(73)
Interest expense	592	669	3,427
Interest income	(415)	(255)	—

Earnings from continuing operations before income taxes	38,297	53,907	38,369
Income taxes	14,013	19,530	13,870

Earnings from continuing operations	24,284	34,377	24,499
Earnings (loss) from discontinued operations net of income taxes of ($77), ($851) and $330	(122)	(1,337)	546

Net earnings	$24,162	$33,040	$25,045

Per share amounts:
Basic:
Earnings from continuing operations	$1.34	$1.88	$1.31
Earnings (loss) from discontinued operations	(0.01)	(0.08)	0.03

Net earnings	$1.33	$1.80	$1.34

Diluted:
Earnings from continuing operations	$1.33	$1.86	$1.29
Earnings (loss) from discontinued operations	(0.01)	(0.07)	0.03

Net earnings	$1.32	$1.79	$1.32

Cash dividends declared	$0.12	$0.12	$0.06

Weighted shares outstanding:
Basic	18,142	18,307	18,656

Diluted	18,314	18,473	18,954

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)(1)	Equity
Balance at October 2, 2004	18,244	$18,244	$43,677	$—	$10,927	$(1,637)	$71,211

Comprehensive income:
Net earnings					25,045		25,045
Amortization of loss on financial instruments included in net earnings						656	656
Recognition of additional pension plan liability						(111)	(111)

Comprehensive income(1)							25,590
Stock options exercised	570	570	(395)				175
Restricted stock granted	82	83	659	(742)			—
Restricted stock shares from dividend			3				3
Compensation expense associated with stock-based plans			571	234			805
Retirement of shares held within grantor trust	(36)	(36)			(69)		(105)
Cash dividends declared					(1,131)		(1,131)
Excess tax benefits from exercise of stock options			488				488

Balance at October 1, 2005	18,860	$18,861	$45,003	$(508)	$34,772	$(1,092)	$97,036

Comprehensive income:
Net earnings					33,040		33,040
Reduction in pension liability						1,092	1,092

Comprehensive income(1)							34,132
Stock options exercised	101	101	259				360
Restricted stock granted	51	50	742	(792)			—
Restricted stock shares from dividend	1	1	7				8
Compensation expense associated with stock-based plans			535	638			1,173
Excess tax benefits from exercise of stock options			459				459
Repurchase of common stock	(800)	(800)			(7,729)		(8,529)
Cash dividends declared					(2,201)		(2,201)

Balance at September 30, 2006	18,213	$18,213	$47,005	$(662)	$57,882	$—	$122,438

Comprehensive income:
Net earnings					24,162		24,162
Recognition of additional pension plan liability						(9)	(9)
Adjustment to adopt SFAS No. 158						(2,110)	(2,110)

Comprehensive income(1)							22,043
Stock options exercised	23	23	139				162
Restricted stock granted	67	67	1,148	(1,215)			—
Restricted stock shares from dividend			12				12
Compensation expense associated with stock-based plans			513	745			1,258
Excess tax benefits from exercise of stock options			122				122
Repurchase of common stock							—
Cash dividends declared					(2,185)		(2,185)

Balance at September 29, 2007	18,303	$18,303	$48,939	$(1,132)	$79,859	$(2,119)	$143,850

(1)	Components of accumulated other comprehensive income (loss) are reported net of related income taxes.
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Cash Flows From Operating Activities:
Net earnings	$24,162	$33,040	$25,045
Earnings (loss) from discontinued operations	122	1,337	(546)

Earnings from continuing operations	24,284	34,377	24,499
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,711	4,578	4,139
Amortization of capitalized financing costs	498	529	651
Amortization of unrealized loss on financial instruments	—	—	837
Stock-based compensation expense	1,258	1,173	805
Excess tax benefits from exercise of stock options	(122)	(459)	—
Loss on sale of property, plant and equipment	301	82	63
Deferred income taxes	2,003	(1,627)	2,004
Increase in cash surrender value of life insurance over premiums paid	(277)	(193)	—
Net changes in assets and liabilities:
Accounts receivable, net	3,001	1,082	481
Inventories	(604)	(15,228)	6,753
Accounts payable and accrued expenses	(17,019)	18,456	640
Other changes	(1,969)	(120)	958

Total adjustments	(7,219)	8,273	17,331

Net cash provided by operating activities — continuing operations	17,065	42,650	41,830
Net cash provided by (used for) operating activities — discontinued operations	(147)	2,185	2,630

Net cash provided by operating activities	16,918	44,835	44,460

Cash Flows From Investing Activities:
Capital expenditures	(17,013)	(18,959)	(6,302)
Proceeds from sale of assets held for sale	590	—	904
Proceeds from sale of property, plant and equipment	—	52	27
Premium payments on life insurance policies	(639)	(565)	(665)

Net cash used for investing activities — continuing operations	(17,062)	(19,472)	(6,036)
Net cash provided by investing activities — discontinued operations	—	5,963	2,120

Net cash used for investing activities	(17,062)	(13,509)	(3,916)

Cash Flows From Financing Activities:
Proceeds from long-term debt	16,999	135,219	329,562
Principal payments on long-term debt	(16,999)	(147,079)	(370,070)
Financing costs	—	(307)	(23)
Cash received from exercise of stock options	162	360	175
Excess tax benefits from exercise of stock options	122	459	—
Repurchase of common stock	—	(8,529)	—
Cash dividends paid	(2,176)	(2,222)	(566)
Other	50	91	(9)

Net cash used for financing activities — continuing operations	(1,842)	(22,008)	(40,931)
Net cash used for financing activities — discontinued operations	—	—	(560)

Net cash used for financing activities	(1,842)	(22,008)	(41,491)

Net increase (decrease) in cash and cash equivalents	(1,986)	9,318	(947)
Cash and cash equivalents at beginning of period	10,689	1,371	2,318

Cash and cash equivalents at end of period	$8,703	$10,689	$1,371

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$93	$202	$3,531
Income taxes	16,785	17,489	12,001
Non-cash financing activity:
Cashless exercise of stock options	—	—	338
Purchases of property, plant and equipment in accounts payable	937	—	—
Issuance of restricted stock	1,215	792	742
Declaration of cash dividends to be paid	544	543	565
Other	—	—	105
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(1) Description of Business
          Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for a wholly-owned operating subsidiary, Insteel Wire Products Company (“IWP”). The Company manufactures and markets PC strand and welded wire reinforcement products, including concrete pipe reinforcement, engineered structural mesh and standard welded wire reinforcement. The Company’s products are primarily sold to manufacturers of concrete products and to a lesser extent to distributors and rebar fabricators that are located nationwide as well as into Canada, Mexico, and Central and South America.
          The Company’s exit from the industrial wire business in June 2006 (see Note 7 to the consolidated financial statements) narrowed its strategic and operational focus to concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
(2) Summary of Significant Accounting Policies
          Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2007, 2006 and 2005 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.
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
          Stock options. Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” as interpreted by Staff Accounting Bulletin (“SAB”) No. 107. Previously the Company had accounted for stock option plans under the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and consequently, has not retroactively adjusted results from prior periods. Under this transition method, (1) stock compensation expense associated with options granted on or after October 2, 2005 is recorded in accordance with the provisions of SFAS No. 123(R); and (2) stock compensation expense associated with the remaining unvested portion of stock options granted prior to October 2, 2005 is recorded based on the grant date fair value of the options estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
          Under the provisions of SFAS No. 123(R), the Company recorded $513,000 and $535,000 of compensation expense for stock options within selling, general and administrative expense for the years ended September 29, 2007 and September 30, 2006, respectively. The Company recorded $571,000 of compensation expense for the year ended October 1, 2005 for stock options associated with certain previous option plans that were required to be accounted for as variable plans under the provisions of APB No. 25. Under variable plan accounting, compensation expense was recognized for the excess of the market price over the exercise price and adjusted each reporting period to reflect changes in market valuation. Under the provisions of SFAS No. 123(R), these options are now accounted for as equity awards and, since the options were fully vested as of October 2, 2005, no compensation expense was recorded in 2006 and 2007.
          Prior to the adoption of SFAS No. 123(R), the benefit of tax deductions in excess of recognized stock compensation expense was reported as a reduction of taxes paid within operating cash flow. SFAS No. 123(R) requires that such benefits be reported as a financing cash flow. For the years ended September 29, 2007 and September 30, 2006, $122,000 and $459,000 of excess tax benefits were generated from option exercises, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s option plans for the year ended October 1, 2005:

Year Ended
October 1,
(In thousands, except for per share amounts)	2005

Net earnings — as reported	$25,045
Stock-based compensation expense included in reported net earnings, net of related tax effects	(214)
Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(141)

Net earnings — pro forma	$24,690

Basic net earnings per share — as reported	$1.34
Basic net earnings per share — pro forma	1.32
Diluted net earnings per share — as reported	1.32
Diluted net earnings per share — pro forma	1.30

Basic shares outstanding — as reported and pro forma	18,656
Diluted shares outstanding — as reported	18,954
Diluted shares outstanding — pro forma	18,940
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
          Property, plant and equipment. Property, plant and equipment are stated at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 — 15 years. Depreciation expense was approximately $5.7 million in 2007, $4.6 million in 2006 and $4.1 million in 2005. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2007, 2006 or 2005.
          Other assets. Other assets consist principally of non-current deferred tax assets, capitalized financing costs, the cash surrender value of life insurance policies and assets held for sale. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the life of the related credit agreement.
          Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred. An impairment loss is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2007, 2006 or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.
          Income taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.
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
          Recent accounting pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN No. 48 is effective for the Company beginning in fiscal 2008 and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. Based on the Company’s preliminary analysis, the adoption of FIN No. 48 is expected to result in an estimated charge to retained earnings of approximately $260,000. The actual amount of the adjustment will be recorded in the first quarter of 2008 upon the finalization of the Company’s analysis.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. At this time, the Company has not determined what effect, if any, the adoption of SFAS No. 157 will have on its financial position or results of operations.
          In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position and changes in the funded status through comprehensive income in the year in which the changes occur. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The provisions regarding the recognition of a plan’s funding status were effective for the Company in fiscal 2007 and resulted in a $2.1 million decrease in shareholders’ equity, net of tax. The provisions regarding the change in the measurement date are effective for the Company beginning in fiscal 2009. The adoption of SFAS No. 158 is further discussed in Note 8 to the consolidated financial statements.
(3) Stock Split
          On May 16, 2006, the Board of Directors approved a two-for-one split of the Company’s common stock payable in the form of a stock dividend. The stock split entitled each shareholder of record on June 2, 2006 to receive one share of common stock for each outstanding share of common stock held on that date and was distributed on June 16, 2006. Unless otherwise indicated, the capital stock accounts and all share and earnings per share amounts in this report give effect to the stock split, applied retroactively, to all periods presented.
(4) Credit Facilities
          As of September 29, 2007, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. No borrowings were outstanding on the credit facility as of September 29, 2007 and September 30, 2006 and outstanding letters of credit totaled $1.9 million and $1.4 million, respectively. As of September 29, 2007, $54.7 million of borrowing capacity was available on the credit facility.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of September 29, 2007, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
          In connection with the refinancing of the previous credit facility, the Company terminated interest rate swap agreements for payments totaling $2.1 million and recorded a corresponding unrealized loss for hedging instruments in fiscal 2004 which, in accordance with generally accepted accounting principals (“GAAP”) was amortized and recorded as interest expense through the original termination date of the swap agreement of January 31, 2005.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
          Financial Covenants
          The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of September 29, 2007, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of September 29, 2007, the Company was in compliance with all of the negative covenants under the credit facility.
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
          Amortization of capitalized financing costs associated with the senior secured facility was $498,000 in 2007, $529,000 in 2006 and $651,000 in 2005. Accumulated amortization of capitalized financing costs was $2.6 million and $2.1 million as of September 29, 2007 and September 30, 2006, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2008	$499
2009	499
2010	345
2011	—
2012	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5) Stock-Based Compensation
          Under the Company’s stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. The fair value of each option award granted prior to October 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. With the adoption of SFAS 123R, the Company determined that it would use a Monte Carlo valuation model for options that are granted subsequent to October 1, 2005. The weighted-average estimated fair values of stock options granted during 2007, 2006, and 2005 were $8.69, $8.82 and $7.74 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Expected term (in years)	3.16	3.20	7.00
Risk-free interest rate	4.70%	4.82%	4.14%
Expected volatility	65.84%	74.72%	180.40%
Expected dividend yield	0.65%	0.70%	0.79%
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
          At September 29, 2007, there were 1,340,000 shares available for future grants under the Company’s equity incentive plans. The following table summarizes stock option activity during 2005, 2006 and 2007:

		Exercise Price				Contractual	Aggregate
		Per Share				Term -	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average	(in thousands)
Outstanding at October 2, 2004	938	$0.18	—	$5.43	$2.36
Granted	96	6.89	—	9.12	8.24
Exercised	(706)	0.18	—	5.43	2.17		$4,762

Outstanding at October 1, 2005	328	0.18	—	9.12	4.48
Granted	55	15.64	—	20.26	17.54
Exercised	(101)	0.18	—	9.12	3.56		1,396

Outstanding at September 30, 2006	282	0.18	—	20.26	7.37

Granted	79	17.11	—	20.27	18.54
Exercised	(23)	4.56	—	15.64	7.12		228
Forfeited	(2)	20.26	—	20.26	20.26

Outstanding at September 29, 2007	336	0.18	—	20.27	9.95	6.70 years	2,179

Vested and anticipated to vest in future at September 29, 2007	327				9.79	6.64 years	2,165
Exercisable at September 29, 2007	196				5.41	5.08 years	1,989
          The remaining unrecognized compensation cost related to unvested awards at September 29, 2007 was $582,000 which is expected to be recognized over a weighted average period of 1.26 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Restricted Stock Awards. During the years ended September 29, 2007, September 30, 2006 and October 1, 2005, the Company granted 67,000, 51,000 and 82,000 shares of restricted stock, respectively, to key employees and directors which had a total market value of $1.2 million, $792,000 and $742,000, respectively, as of the grant date. The following table summarizes restricted stock activity during 2005, 2006 and 2007:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2004	—	$—
Granted	82	8.98
Released	—	—

Balance, October 1, 2005	82	8.98
Granted	51	15.64
Released	(30)	8.72

Balance, September 30, 2006	103	12.27

Granted	67	18.18
Released	(28)	12.51

Balance, September 29, 2007	142	15.00

          The Company recorded amortization expense of $745,000, $638,000 and $234,000 pertaining to the restricted stock for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. The Company will continue to amortize the remaining unamortized balance of $1.1 million over the vesting period of one to three years.
(6) Income Taxes
          The components of the provision for income taxes on continuing operations are as follows:

	Year Ended
	September 29,	September 30,	October 1,
(Dollars in thousands)	2007	2006	2005

Provision for income taxes:
Current:
Federal	$10,801	$18,603	$10,457
State	1,209	2,554	1,409

	12,010	21,157	11,866

Deferred:
Federal	1,821	(1,437)	1,802
State	182	(190)	202

	2,003	(1,627)	2,004

Income taxes	$14,013	$19,530	$13,870

Effective income tax rate	36.6%	36.2%	36.1%

          The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes on continuing operations is as follows:

	Year Ended
(Dollars in thousands)	September 29, 2007		September 30, 2006		October 1, 2005
Provision for income taxes at federal statutory rate	$13,403	35.0%	$18,867	35.0%	$13,429	35.0%
State income taxes, net of federal tax benefit	904	2.4	1,381	2.6	1,166	3.0
Qualified production activities deduction	(374)	(1.0)	(490)	(0.9)	—	—
Other permanent book and tax differences, net	—	—	—	—	77	0.2
Stock option expense (benefit)	126	0.3	151	0.3	(575)	(1.5)
Valuation allowance	—		(37)	(0.1)	(227)	(0.6)
Revisions to estimates based on filing of final tax return	(32)	(0.1)	(21)	(0.1)	—	—
Other, net	(14)	(0.0)	(321)	(0.6)	—	—

Provision for income taxes	$14,013	36.6%	$19,530	36.2%	$13,870	36.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The components of deferred tax assets and liabilities are as follows:

	September 29,	September 30,
(In thousands)	2007	2006

Deferred tax assets:
Accrued expenses or asset reserves for financial statements, not yet deductible for tax purposes	$2,492	$2,440
State net operating loss carryforwards	601	944
Goodwill, amortizable for tax purposes	2,346	2,686
Defined benefit plans	1,299	—
Nonqualified stock options not deductible in current year	239	204
Valuation allowance	(601)	(599)

Gross deferred tax assets	6,376	5,675

Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation and impairment charges	(3,001)	(1,467)
Other reserves	(671)	(800)

Gross deferred tax liabilities	(3,672)	(2,267)

Net deferred tax asset	$2,704	$3,408

          The Company has recorded the following amounts for deferred taxes on its consolidated balance sheets as of September 29, 2007 and September 30, 2006: a current deferred tax asset (net of valuation allowance) of $1.2 million for both years in prepaid expenses and other, and a non-current deferred tax asset (net of valuation allowance) of $1.5 million and $2.2 million, respectively, in other assets. The Company has $9.6 million of gross state operating loss carryforwards that begin to expire in six years, but principally expire in 13 — 17 years.
          The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of September 29, 2007, the Company had recorded a valuation allowance of $601,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had been provided or determine that such utilization is more likely than not.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The following table summarizes the results of discontinued operations for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively:

	Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2007	2006	2005
Net sales	$—	$22,544	$36,216
Earnings (loss) before income taxes	(199)	(2,188)	876
Income taxes	(77)	851	(330)
Net earnings (loss)	(122)	(1,337)	546
          Included within results from discontinued operations is an allocation of interest expense which was calculated based on the net assets of the industrial wire business relative to the consolidated net assets of the Company. Interest expense allocated to discontinued operations was $64,000 and $802,000 for the years ended September 30, 2006 and October 1, 2005, respectively.
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
          Assets and liabilities of discontinued operations as of September 29, 2007 and September 30, 2006 are as follows:

	September 29,	September 30,
(In thousands)	2007	2006

Assets:
Current Assets
Accounts receivable, net	$—	$407
Prepaid expenses and other	—	4

Total current assets	—	411
Other assets	3,635	3,635

Total assets	$3,635	$4,046

Liabilities:
Current liabilities:
Accounts payable	$4	$25
Accrued expenses	243	618

Total current liabilities	247	643
Other liabilities	252	292

Total liabilities	$499	$935

          As of September 29, 2007 there was approximately $285,000 of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) Employee Benefit Plans
          Adoption of SFAS No. 158. On September 29, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” Prior to the adoption of SFAS No. 158, the Company accounted for its defined benefit postretirement plans under SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.” SFAS No. 158 requires an employer to recognize the funded status of its defined benefit plans in its statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and, unrecognized prior service costs which were previously netted against the funded status of the plans in the Company’s statement of financial position. These amounts will subsequently be recognized as net benefit cost consistent with the Company’s historical accounting policy for amortizing such amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of net periodic benefit cost on the same basis as the amount recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.
          SFAS No. 158 affects the accounting for the Company’s defined benefit pension plan and its supplemental employee retirement plan, both of which are discussed below. The effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet as of September 29, 2007 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended September 29, 2007 or for any prior period presented, and will not affect the Company’s operating results in future periods.

	Before
	Application of		After Application
(In thousands)	SFAS No. 158	Adjustments	of SFAS No. 158
Prepaid expenses and other	$5,960	(1,320)	$4,640
Deferred tax asset	1,410	1,294	2,704
Other non-current liabilities	2,779	2,083	4,862
Accumulated other comprehensive loss	9	2,110	2,119
          Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during 2007. The Company expects to contribute $200,000 to the Delaware Plan in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets at September 29, 2007, September 30, 2006 and October 1, 2005 is as follows:

		Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2007	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$4,527	$4,702	$4,036
Service cost	78	82	91
Interest cost	269	253	268
Actuarial loss (gain)	203	(306)	512
Distributions	(642)	(204)	(205)

Benefit obligation at end of year	$4,435	$4,527	$4,702

Change in plan assets:
Fair value of plan assets at beginning of year	$4,527	$3,334	$2,633
Actual return on plan assets	536	79	350
Employer contributions	—	1,318	556
Distributions	(642)	(204)	(205)

Fair value of plan assets at end of year	$4,421	$4,527	$3,334

Reconciliation of funded status to net amount recognized:
Funded status	$(14)	$—	$(1,368)
Unrecognized net loss	—	1,476	1,762
Unrecognized prior service cost	—	2	2

Net amount recognized	$(14)	$1,478	$396

Amounts recognized in the consolidated balance sheet consist of:
Current prepaid pension asset	$—	$236	$396
Non-current prepaid pension asset	—	1,242
Accrued benefit liability	(14)	—	(1,764)
Intangible asset related to prior service cost	—	—	2
Accumulated other comprehensive loss (net of tax)	827	—	1,092

Net amount recognized	$813	$1,478	$(274)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,333
Unrecognized prior service cost	1

Net amount recognized	$1,334

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net gain	$(143)
Amortization of prior service cost	(1)

Total recognized on other comprehensive loss	$(144)

          Net periodic pension cost includes the following components:

	Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2007	2006	2005
Service cost	$78	$82	$91
Interest cost	269	253	268
Expected return on plan assets	(324)	(243)	(217)
Amortization of prior service cost	1	1	3
Recognized net actuarial loss	134	143	151

Net periodic pension cost	$158	$236	$296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $96,000 and $1,000, respectively.
          The assumptions used in the valuation of the plan are as follows:

	Measurement Date
	September 29,	September 30,	October 1,
	2007	2006	2005
Assumptions at year-end:
Discount rate	6.50%	6.25%	6.00%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
          The projected benefit payments under the plan are as follows:

Fiscal year(s)	In thousands
2008	$428
2009	428
2010	436
2011	437
2012	205
2013 - 2017	1,617
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the SERP at September 29, 2007, September 30, 2006 and October 1, 2005 is as follows:

	Year Ended
		(Revised)	(Revised)
	September 29,	September 30,	October 1,
(In thousands)	2007	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$3,868	$3,574	$3,315
Service cost	163	106	103
Interest cost	230	207	196
Actuarial loss	11	61	—
Distributions	(80)	(80)	(40)

Benefit obligation at end of year	$4,192	$3,868	$3,574

Change in plan assets:
Actual employer contributions	$80	$80	$40
Actual distributions	(80)	(80)	(40)

Plan assets at fair value at end of year	$—	$—	$—

Reconciliation of funded status to net amount recognized:
Funded status	$(4,192)	$(3,868)	$(3,574)
Unrecognized net loss	—	510	451
Unrecognized prior service cost	—	1,588	1,815

Net amount recognized	$(4,192)	$(1,770)	$(1,308)

Amounts recognized in accumulated other comprehensive loss:

Unrecognized prior service costs	$2,083

Other changes in plan assets and benefit obligations loss
Net loss	1
Prior service costs	(227)

Total recognized on other comprehensive loss	$(226)

          Net periodic pension cost includes the following components:

	Year Ended	Year Ended	Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2007	2006	2005

Service cost	$163	$106	$103
Interest cost	230	207	196
Prior service cost	227	227	227
Recognized net actuarial loss	10	2	11

Net periodic pension cost	$630	$542	$537

          The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $8,000 and $227,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The assumptions used in the valuation of the SERP are as follows:

	Measurement Date
	September 29,	December 1,	December 1,
	2007	2005	2004
Assumptions at year-end:
Discount rate	6.25%	5.60%	5.60%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
          The projected benefit payments under the SERP are as follows:

Fiscal year(s)	(In thousands)
2008	$80
2009	80
2010	80
2011	169
2012	249
2013 - 2017	1,375
          As noted above, the SERP was amended in 2005 to add Participants and increase benefits to certain Participants already included in the plan. However, for certain Participants the Company still maintains the benefits of the SERP that were in effect prior to the 2005 amendment. These Participants are entitled to fixed cash benefits upon retirement at age 65, payable annually for 15 years. This plan is supported by life insurance polices on the Participants purchased and owned by the Company. The cash benefits paid under this plan were $74,000 in 2007, 2006 and 2005, respectively. The plan expense was $11,000 in 2007, $10,000 in 2006 and $3,000 in 2005.
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
          Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. In 2007 the Company matched employee contributions up to 50% of the first 7% of eligible compensation that was contributed by employees. In 2006 and 2005 the Company matched employee contributions up to 50% of the first 5% of eligible compensation that was contributed by employees. Company contributions to the Plan were $402,000 in 2007, $351,000 in 2006 and $265,000 in 2005.
          Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA. Under the plan, both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $2.4 million in 2007, $3.1 million in 2004 and $2.5 million in 2005. The Company is primarily self-insured for employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $150,000. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.
(9) Commitments and Contingencies
          Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2010. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $920,000 in 2007, $836,000 in 2006 and $701,000 in 2005. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2008, $781,000; 2009, $445,000; 2010, $213,000; 2011, $27,000; 2012 and beyond $0.
          As of September 29, 2007, the Company had $31.8 million in non-cancelable fixed price purchase commitments for raw material extending as long as approximately 120 days. In addition, the Company has contractual commitments for the purchase of certain equipment. Portions of such contracts not completed at year-end are not reflected in the consolidated financial statements and amounted to $3.8 million as of September 29, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action against it filed by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit in North Carolina against DSI seeking recovery of $1.4 million (plus interest) owed for other products sold to DSI and a judgment declaring that we had no liability to DSI arising out of the bridge project. We believe North Carolina is the appropriate venue for these proceedings and otherwise intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts owed to us by DSI.
          The Company also is involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.
          Severance and change of control agreements. The Company has entered into severance agreements with its Chief Executive Officer and Chief Financial Officer that provide certain termination benefits to these executives in the event that an executive’s employment with the Company is terminated without cause. The initial term of each agreement is two years and the agreements provide for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. Under the terms of these agreements, in the event of termination without cause, the executives would receive termination benefits equal to one and one-half times the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits for eighteen months. In addition, all of the executive’s stock options and restricted stock would vest immediately and outplacement services would be provided.
          The Company has also entered into change in control agreements with key members of management, including its executive officers, which specify the terms of separation in the event that termination of employment followed a change in control of the Company. The initial term of each agreement is two years and the agreements provide for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment, nor do they specify the terms of an executive’s termination should the termination occur in the absence of a change in control. Under the terms of these agreements, in the event of termination within two years of a change of control, the Chief Executive Officer and Chief Financial Officer would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. The other key members of management, including the Company’s other two executive officers, would receive severance benefits equal to one times base compensation, one times the average bonus for the prior three years and the continuation of health and welfare benefits for one year. In addition, all of the executive’s stock options and restricted stock would vest immediately and outplacement services would be provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) Earnings Per Share
          The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended
	September 29,	September 30,	October 1,
(In thousands, except for per share amounts)	2007	2006	2005

Net earnings	$24,162	$33,040	$25,045

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	18,142	18,307	18,656
Dilutive effect of stock-based compensation	172	166	298

Weighted average shares outstanding (diluted)	18,314	18,473	18,954

Per share (basic):
Earnings from continuing operations	$1.34	$1.88	$1.31
Earnings (loss) from discontinued operations	(0.01)	(0.08)	0.03

Net earnings	$1.33	$1.80	$1.34

Per share (diluted):
Earnings from continuing operations	$1.33	$1.86	$1.29
Earnings (loss) from discontinued operations	(0.01)	(0.07)	0.03

Net earnings	$1.32	$1.79	$1.32

          Options to purchase 67,000 shares in 2007, 42,000 shares in 2006 and 34,000 shares in 2005 were antidilutive and were not included in the diluted EPS computation
(11) Business Segment Information
          Following the Company’s exit from the industrial wire business (see Note 7 to the consolidated financial statements), the Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. Based on the criteria specified in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one reportable segment. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
(12) Related Party Transactions
          In connection with the Company’s stock repurchase program, on January 30, 2006, the Company repurchased approximately 400,000 shares of its common stock held by the chairman of the Company’s board of directors and his wife. The purchase price for the shares repurchased was $21.322 per share based on a predetermined formula, which represented a 15% discount from the closing price on January 27, 2006. The number of shares repurchased and purchase price per share are prior to the effect of the two-for-one split of the Company’s common stock that was distributed as a stock dividend on June 16, 2006.
          Sales to a company affiliated with one of the Company’s directors amounted to $967,000 in 2007, $929,000 in 2006 and $701,000 in 2005. Purchases from a company affiliated with one of the Company’s directors amounted to $418,000 in 2007 and $1.5 million in 2006.
(13) Comprehensive Loss
          The components of accumulated other comprehensive loss are as follows:

	September 29,	September 30,
(In thousands)	2007	2006

Adjustment to adopt SFAS No. 158	$(2,110)	$—
Additional pension plan liability	(9)	—

Accumulated other comprehensive loss	$(2,119)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Other Financial Data
          Balance sheet information:

	September 29,	September 30,
(In thousands)	2007	2006

Accounts receivable, net:
Accounts receivable	$35,128	$38,183
Less allowance for doubtful accounts	(610)	(664)

Total	$34,518	$37,519

Inventories:
Raw materials	$25,443	$27,160
Work in process	2,083	1,657
Finished goods	19,875	17,980

Total	$47,401	$46,797

Other assets:
Cash surrender value of life insurance policies	$4,367	$3,500
Non-current deferred tax assets	1,480	2,176
Capitalized financing costs, net	1,342	1,841
Prepaid pension cost	—	1,242
Assets held for sale	—	583
Other	296	311

Total	$7,485	$9,653

Property, plant and equipment, net:
Land and land improvements	$5,621	$5,345
Buildings	31,981	28,473
Machinery and equipment	86,560	60,090
Construction in progress	3,955	18,013

	128,117	111,921
Less accumulated depreciation	(60,970)	(56,704)

Total	$67,147	$55,217

Accrued expenses:
Salaries, wages and related expenses	$4,278	$4,084
Customer rebates	840	758
Property taxes	749	641
Cash dividends	544	543
Worker’s compensation	499	119
Sales allowance reserve	236	236
Income taxes	—	2,805
Other	467	633

Total	$7,613	$9,819

Other liabilities:
Deferred compensation	$4,584	$2,147
Deferred revenues	278	566

Total	$4,862	$2,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiary (a North Carolina corporation) as of September 29, 2007 and September 30, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiary as of September 29, 2007 and September 30, 2006 and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2007, in conformity with accounting principles generally accepted in the United States.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II – Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As discussed in Note 8 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of September 29, 2007. In addition, as discussed in Note 1, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” on October 2, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insteel Industries, Inc. and subsidiary’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 19, 2007 expressed an unqualified opinion.
GRANT THORNTON LLP
Greensboro, North Carolina
November 19, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Balance, beginning of year	$664	$410	$553
Amounts charged to earnings	(34)	228	(71)
Write-offs, net of recoveries	(20)	26	(72)

Balance, end of year	$610	$664	$410

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2007. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
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
          Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 29, 2007. During the quarter ended September 29, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited Insteel Industries, Inc. and subsidiary’s (a North Carolina corporation) internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insteel Industries, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on Insteel Industries, Inc. and subsidiary’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Insteel Industries, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insteel Industries, Inc. and subsidiary as of September 29, 2007 and September 30, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 29, 2007, and our report dated November 19, 2007, expressed an unqualified opinion on those financial statements and contains an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Statement (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. In addition, as discussed in Note 1, the Company adopted SFAS No. 123(R), “Share-Based Payment” on October 2, 2005.
GRANT THORNTON LLP
Greensboro, North Carolina
November 19, 2007

Item 9B. Other Information
          None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
          The information with respect to directors and nominees required for this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is herein incorporated by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.
          We have adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on our web site at http://investor.insteel.com/documents.cfm. We intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K by posting any amendment or waiver to a provision of our Code of Business Conduct on our web site. The Company’s web site does not constitute part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
          The information required for this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required for this item appears under the caption “Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions.
          The information required for this item appears under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is herein incorporated by reference.
Item 14. Principal Accounting Fees and Services.
          The information required for this item appears under the caption “Disclosure of Auditors’ Fees” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders and is herein incorporated by reference.
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

INSTEEL INDUSTRIES, INC. Registrant
Date: November 27, 2007	By:	/s/ H.O. Woltz III
H.O. Woltz III
President and Chief Executive Officer

Date: November 27, 2007	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Date: November 27, 2007	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Chief Accounting Officer and Corporate Controller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 27, 2007 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ HOWARD O. WOLTZ, JR. HOWARD O. WOLTZ, JR.	Chairman of the Board

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and a Director

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller

/s/ LOUIS E. HANNEN LOUIS E. HANNEN	Director

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ GARY L. PECHOTA GARY L. PECHOTA	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ WILLIAM J. SHIELDS WILLIAM J. SHIELDS	Director

/s/ C. RICHARD VAUGHN C. RICHARD VAUGHN	Director

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 29, 2007

Exhibit
Number	Description
3.1	Restated articles of incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 1988).

3.2	Bylaws of the Company (as last amended September 18, 2007) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 21, 2007).

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

10.4
Amended and Restated Credit Agreement dated January 13, 2006 among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 12, 2006).

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

10.10	Amended 2005 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated September 21, 2007).

10.11
Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended September 18, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 21, 2007).

10.12
Form of Amended and Restated Change in Control Severance Agreements between the Company and H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 14, 2006).

10.14
Change in Control Severance Agreement between the Company and James F. Petelle dated November 16, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated November 16, 2006).

10.15
Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1997 and amended July 20, 2004 and February 15, 2005).

10.16
Amended and Restated Retirement Security Agreement with H.O. Woltz III dated September 19, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 21, 2007).

10.17
Form of Retirement Security Agreement with Michael C. Gazmarian, James F. Petelle and Richard T. Wagner dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated September 21, 2007).

10.20	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K dated November 14, 2006).

10.21
Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated February 15, 2007).

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 29, 2007.

24.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.

31.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.

31.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.