Form 10-Q
period 2007-12-29
INSTEEL INDUSTRIES INC
filed 2008-01-29
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2007
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
Yes ☐      No ☑
     The number of shares outstanding of the registrant’s common stock as of January 28, 2008 was 17,538,701.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 29,	September 29,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$17,719	$8,703
Accounts receivable, net	25,960	34,518
Inventories	45,410	47,401
Prepaid expenses and other	3,307	4,640

Total current assets	92,396	95,262
Property, plant and equipment, net	70,696	67,147
Other assets	7,409	7,485
Non-current assets of discontinued operations	3,635	3,635

Total assets	$174,136	$173,529

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,874	$16,705
Accrued expenses	5,389	7,613
Current liabilities of discontinued operations	234	247

Total current liabilities	23,497	24,565
Other liabilities	5,145	4,862
Long-term liabilities of discontinued operations	243	252
Shareholders’ equity:
Common stock	18,095	18,303
Additional paid-in capital	46,730	48,939
Deferred stock compensation	(932)	(1,132)
Retained earnings	83,279	79,859
Accumulated other comprehensive loss	(1,921)	(2,119)

Total shareholders’ equity	145,251	143,850

Total liabilities and shareholders’ equity	$174,136	$173,529

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended
	December 29,	December 30,
	2007	2006

Net sales	$65,980	$69,716
Cost of sales	55,360	56,092

Gross profit	10,620	13,624
Selling, general and administrative expense	4,087	4,243
Other income, net	(19)	(18)
Interest expense	158	142
Interest income	(207)	(190)

Earnings from continuing operations before income taxes	6,601	9,447
Income taxes	2,370	3,516

Earnings from continuing operations	4,231	5,931
Loss from discontinued operations net of income taxes of ($4) and ($96)	(7)	(152)

Net earnings	$4,224	$5,779

Per share amounts:
Basic:
Earnings from continuing operations	$0.23	$0.33
Loss from discontinued operations	—	(0.01)

Net earnings	$0.23	$0.32

Diluted:
Earnings from continuing operations	$0.23	$0.32
Loss from discontinued operations	—	—

Net earnings	$0.23	$0.32

Cash dividends declared	$0.03	$0.03

Weighted average shares outstanding:
Basic	18,021	18,114

Diluted	18,189	18,288

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 29,	December 30,
	2007	2006
Cash Flows From Operating Activities:
Net earnings	$4,224	$5,779
Loss from discontinued operations	7	152

Earnings from continuing operations	4,231	5,931
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,692	1,167
Amortization of capitalized financing costs	124	124
Stock-based compensation expense	328	219
Excess tax deficiency (benefit) from stock-based compensation	15	(37)
Loss on sale of property, plant and equipment	46	—
Deferred income taxes	124	1
Increase in cash surrender value of life insurance over premiums paid	—	(79)
Net changes in assets and liabilities:
Accounts receivable, net	8,558	7,934
Inventories	1,991	(9,886)
Accounts payable and accrued expenses	(1,669)	(1,871)
Other changes	1,817	742

Total adjustments	13,026	(1,686)

Net cash provided by operating activities — continuing operations	17,257	4,245
Net cash used for operating activities — discontinued operations	(29)	(116)

Net cash provided by operating activities	17,228	4,129

Cash Flows From Investing Activities:
Capital expenditures	(4,900)	(2,722)
Increase in cash surrender value of life insurance policies	(260)	(1)

Net cash used for investing activities — continuing operations	(5,160)	(2,723)

Net cash used for investing activities	(5,160)	(2,723)

Cash Flows From Financing Activities:
Proceeds from long-term debt	698	74
Principal payments on long-term debt	(698)	(74)
Excess tax deficiency (benefit) from stock-based compensation	(15)	37
Repurchase of common stock	(2,530)	—
Cash dividends paid	(548)	(543)
Other	41	36

Net cash used for financing activities — continuing operations	(3,052)	(470)

Net cash used for financing activities	(3,052)	(470)

Net increase in cash and cash equivalents	9,016	936
Cash and cash equivalents at beginning of period	8,703	10,689

Cash and cash equivalents at end of period	$17,719	$11,625

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$45	$18
Income taxes	130	2,115
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	387	922
Issuance of restricted stock	—	30
Declaration of cash dividends to be paid	543	548
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance at September 29, 2007	18,303	$18,303	$48,939	$(1,132)	$79,859	$(2,119)	$143,850

Comprehensive income:
Net earnings					4,224		4,224
Adjustment to defined benefit plan liability(1)						198	198

Comprehensive income							4,422
Compensation expense associated with stock-based plans			128	200			328
Adjustment to adopt FIN No. 48					(256)		(256)
Excess tax deficiency from stock-based compensation			(15)				(15)
Repurchase of common stock	(208)	(208)	(2,322)				(2,530)
Cash dividends declared					(548)		(548)

Balance at December 29, 2007	18,095	$18,095	$46,730	$(932)	$83,279	$(1,921)	$145,251

(1)	Net of income taxes of $121.
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation
          The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 29, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC.
          The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008 or future periods.
(2) Discontinued Operations
          In April 2006, the Company decided to exit the industrial wire business with the closure of its Fredericksburg, Virginia facility, which manufactured tire bead wire and other industrial wire for commercial and industrial applications. The Company’s decision was based on the weakening in the business outlook for the facility and the expected continuation of difficult market conditions and reduced operating levels. Manufacturing activities at the Virginia facility ceased in June 2006 and the Company is currently in the process of liquidating the remaining assets of the business.
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
          Assets and liabilities of discontinued operations as of December 29, 2007 and September 29, 2007 are as follows:

	December 29,	September 29,
(In thousands)	2007	2007

Assets:
Other assets	$3,635	$3,635

Total assets	$3,635	$3,635

Liabilities:
Current liabilities:
Accounts payable	$2	$4
Accrued expenses	232	243

Total current liabilities	234	247
Other liabilities	243	252

Total liabilities	$477	$499

          As of December 29, 2007 and September 29, 2007, there was approximately $276,000 and $285,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.

(3) Stock-Based Compensation
          Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of December 29, 2007, there were 1,340,000 shares available for future grants under the Company’s equity incentive plans.
          Stock option awards. The Company recorded $128,000 and $95,000 of compensation expense for stock options within selling, general and administrative expense for the three-month periods ended December 29, 2007 and December 30, 2006, respectively. Excess tax deficiencies (benefits) generated from stock option exercises were $15,000 and ($37,000) for the three-month periods ended December 29, 2007 and December 30, 2006, respectively.
          The fair value of each option grant is estimated on the date of grant using a Monte Carlo valuation model based upon assumptions that are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is calculated based on the Company’s annual dividend as of the option grant date. The expected volatility is derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s stock. The expected term for options is based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term. There were no stock option grants during the three-month periods ended December 29, 2007 and December 30, 2006.
          The following table summarizes stock option activity for the three-month period ended December 29, 2007:

						Contractual	Aggregate
		Exercise Price Per Share				Term —	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average	(in thousands)
Outstanding at September 29, 2007	336	$0.18	—	$20.27	$9.95
Granted	—	—		—	—
Exercised	—	—		—	—
Outstanding at December 29, 2007	336	0.18	—	20.27	9.95	6.08 years	$1,486
Vested and anticipated to vest in future at December 29, 2007	328				9.79	6.01 years	1,479
Exercisable at December 29, 2007	207				5.92	4.42 years	1,396
          As of December 29, 2007, there were $456,000 of unrecognized compensation costs remaining related to unvested stock option awards, which are expected to be recognized over a weighted average period of 1.03 years.
          Restricted stock awards. The Company recorded amortization expense of $200,000 and $124,000 for restricted stock within selling, general and administration expense for the three-month periods ended December 29, 2007 and December 30, 2006, respectively.
          Restricted stock awards are valued based upon the fair market value on the date of the grant. During the three-month period ended December 29, 2007, there were no restricted stock grants. During the three-month period ended December 30, 2006, 1,697 shares of restricted stock were granted which had a total market value of approximately $30,000 as of the grant date.
          The following table summarizes restricted stock activity during the three-month period ended December 29, 2007:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value

Balance, September 29, 2007	142	$15.00
Granted	—	—
Released	(10)	13.88

Balance, December 29, 2007	132	15.10

          The unamortized balance of the restricted stock awards will be amortized over the remaining vesting period of one to three years.

(4) Income Taxes
          The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, (FIN No. 48) effective September 30, 2007, the beginning of its fiscal year. FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The cumulative effect of adopting FIN No. 48 resulted in a $256,000 increase in tax reserves and a corresponding decrease in the September 30, 2007 retained earnings balance.
          Upon adoption of FIN No. 48, the Company had $561,000 of gross unrecognized tax benefits, of which $394,000 would, if recognized, reduce its income tax rate in future periods. As of December 29, 2007, the Company had approximately $594,000 of gross unrecognized tax benefits classified as income taxes payable ($355,000 current and $239,000 non-current) in the accompanying consolidated balance sheet, of which $415,000 would, if recognized, reduce its income tax rate in future periods. The Company anticipates that the amount of unrecognized tax benefits will increase approximately $86,000 by the end of the current fiscal year primarily related to state income tax exposure.
          The Company has elected to classify interest and penalties, which are required to be accrued under FIN No. 48, as part of income tax expense. Upon the adoption of FIN No. 48, the Company recorded accrued interest and penalties of $168,000 related to unrecognized tax benefits.
          The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. The Company is no longer subject to income tax examinations by any taxing authorities for tax years prior to 2004.
          The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of December 29, 2007: a current deferred income tax asset of $1.3 million (net of valuation allowance) in prepaid expenses and other, a non-current deferred income tax asset of $1.3 million (net of valuation allowance) in other assets, accrued current income taxes payable of $344,000 in accrued expenses, federal income tax payments of $147,000 in prepaid expenses and other, and non-current accrued expenses of $239,000. As of December 29, 2007, the Company has $9.6 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in five years, but principally expire in 12 — 16 years.
          The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of December 29, 2007, the Company recorded a valuation allowance of $601,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
(5) Employee Benefit Plans
          On September 29, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan on its balance sheet and changes in the funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is effective for the Company beginning in fiscal 2009. As a result of adopting SFAS No. 158, the Company recorded a $2.1 million reduction in shareholders’ equity, net of tax, as of September 29, 2007.
          Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the three-month period ended December 29, 2007 and no contributions are expected to be made during the fiscal year ending September 27, 2008. Net periodic pension costs and related components for the Delaware Plan for the three-month periods ended December 29, 2007 and December 30, 2006 are as follows:

	Three Months Ended
	December 29,	December 30,
(In thousands)	2007	2006
Service cost	$16	$20
Interest cost	64	65
Expected return on plan assets	(81)	(83)
Recognized net actuarial loss	17	28

Net periodic pension cost	16	30
Settlement loss	109	—

Total pension cost	$125	$30

          In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen whereby there will be no new plan participants. During the three-month period ended December 29, 2007 the Company incurred a settlement loss of $109,000 for lump-sum distributions to plan participants.
          Supplemental employee retirement plan.. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERP for the three-month periods ending December 29, 2007 and December 30, 2006 are as follows:

	Three Months Ended
	December 29,	December 30,
(In thousands)	2007	2006
Service cost	$39	$41
Interest cost	66	57
Amortization of prior service cost	57	57
Recognized net actuarial loss	3	3

Net periodic benefit cost	$165	$158

(6) Credit Facilities
          As of December 29, 2007, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of December 29, 2007, no borrowings were outstanding on the revolving credit facility, $44.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.3 million.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of December 29, 2007, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.

          Financial Covenants
          The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of December 29, 2007, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of December 29, 2007, the Company was in compliance with all of the negative covenants under the credit facility.
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
          Amortization of capitalized financing costs associated with the senior secured facility was $125,000 for the three-month periods ended December 29, 2007 and December 30, 2006. Accumulated amortization of capitalized financing costs was $2.7 million and $2.2 million as of December 29, 2007 and December 30, 2006, respectively.
(7) Earnings Per Share
          The reconciliation of basic and diluted earnings per share (“EPS”) for the three-month periods ended December 29, 2007 and December 30, 2006 are as follows:

	Three Months Ended
	December 29,	December 30,
(In thousands, except per share amounts)	2007	2006
Net earnings	$4,224	$5,779

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	18,021	18,114
Dilutive effect of stock-based compensation	168	174

Weighted average shares outstanding (diluted)	18,189	18,288

Per share (basic):
Earnings from continuing operations	$0.23	$0.33
Loss from discontinued operations	—	(0.01)

Net earnings	$0.23	$0.32

Per share (diluted):
Earnings from continuing operations	$0.23	$0.32
Loss from discontinued operations	—	—

Net earnings	$0.23	$0.32

          Options to purchase 130,000 shares and 44,000 shares for the three-month periods ended December 29, 2007 and December 30, 2006, respectively, were antidilutive and were not included in the diluted EPS calculation.

8) Share Repurchase Program
          During the three-month period ended December 29, 2007, the Company repurchased 208,585 shares or $2.5 million of its common stock under the previous $25.0 million share repurchase authorization that was to expire on January 5, 2008. On December 5, 2007, the Company’s board of directors approved a new share repurchase authorization to repurchase up to $25.0 million of its outstanding common stock over a period of up to twelve months ending December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time at the Company’s discretion.

(9) Other Financial Data
          Balance sheet information:

	December 29,	September 29,
(In thousands)	2007	2007
Accounts receivable, net:
Accounts receivable	$26,729	$35,128
Less allowance for doubtful accounts	(769)	(610)

Total	$25,960	$34,518

Inventories:
Raw materials	$22,284	$25,443
Work in process	2,079	2,083
Finished goods	21,047	19,875

Total	$45,410	$47,401

Other assets:
Cash surrender value of life insurance policies	$4,586	$4,367
Non-current deferred tax assets	1,308	1,480
Capitalized financing costs, net	1,218	1,342
Other	297	296

Total	$7,409	$7,485

Property, plant and equipment, net:
Land and land improvements	$5,605	$5,621
Buildings	31,866	31,981
Machinery and equipment	86,610	86,560
Construction in progress	8,815	3,955

	132,896	128,117
Less accumulated depreciation	(62,200)	(60,970)

Total	$70,696	$67,147

Accrued expenses:
Salaries, wages and related expenses	$1,418	$4,278
Customer rebates	1,140	840
Worker’s compensation	673	499
Property taxes	589	749
Cash dividends	543	544
Income taxes	344	—
Sales allowance reserve	236	236
Other	446	467

Total	$5,389	$7,613

Other liabilities:
Deferred compensation	$4,714	$4,584
Deferred revenues	192	278
Other	239	—

Total	$5,145	$4,862

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
(11) Contingencies
          Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. The Company had previously filed a lawsuit against DSI in North Carolina on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold to DSI and a judgment declaring that it had no liability to DSI arising out of the bridge project. The Company believes North Carolina is the appropriate venue for these proceedings and otherwise intends to vigorously defend the claims asserted against it by DSI in addition to pursuing full recovery of the amounts owed to it by DSI.
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
          This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic reports, in particular under the caption “Risk Factors” in our report on Form 10-K for the year ended September 29, 2007, filed with the U.S. Securities and Exchange Commission. You should read these risk factors carefully.
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
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	the continuation of favorable demand trends for our concrete reinforcing products resulting from increased spending for nonresidential construction;

•
the severity and duration of the downturn in residential construction activity, the impact on those portions of our business that are correlated with the housing sector and the probable impact on commercial construction;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	the impact of increased imports of PC strand;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the timely and successful completion of the expansions of our ESM and PC strand operations;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Form 10-K for the year ended September 29, 2007.
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
Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended
	December 29,		December 30,
	2007	Change	2006
Net sales	$65,980	(5.4%)	$69,716
Gross profit	10,620	(22.0%)	13,624
Percentage of net sales	16.1%		19.5%
Selling, general and administrative expense	$4,087	(3.7%)	$4,243
Percentage of net sales	6.2%		6.1%
Interest expense	$158	11.3%	$142
Effective income tax rate	35.9%		37.2%
Earnings from continuing operations	$4,231	(28.7%)	$5,931
Loss from discontinued operations	(7)	N/M	(152)
Net earnings	4,224	(26.9%)	5,779

“N/M” = not meaningful

First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007
Net Sales
          Net sales for the first quarter of 2008 decreased 5.4% to $66.0 million from $69.7 million in the same year-ago period. Shipments for the quarter decreased 6.1% while average selling prices rose 0.7% from the prior year levels. The reduction in shipments was driven by (1) the continuation of weak demand by customers that have been negatively impacted by the downturn in residential construction activity; and (2) our decision to solicit minimal new business from posttension customers in the PC strand market due to low-priced Chinese import competition.
Gross Profit
          Gross profit for the first quarter of 2008 decreased 22.0% to $10.6 million, or 16.1% of net sales from $13.6 million, or 19.5% of net sales in the same year-ago period. The decrease in gross profit was due to higher raw material costs, the reduction in shipments and higher unit manufacturing costs resulting from reduced operating schedules.
Selling, General and Administrative Expense
          Selling, general and administrative expense for the first quarter of 2008 decreased 3.7% to $4.1 million, or 6.2% of net sales from $4.2 million, or 6.1% of net sales in the same year-ago period. The decrease was primarily due to the net gain on an insurance settlement ($457,000) and lower employee incentive plan expense ($368,000) which was partially offset by increases in bad debt expense ($348,000) and supplemental employee retirement plan expense ($243,000).
Interest Expense
          Interest expense for the first quarter of 2008 was relatively flat at $158,000 compared with $142,000 in the same year-ago period.
Income Taxes
          Our effective income tax rate for the first quarter of 2008 decreased to 35.9% from 37.2% in the same year-ago period due to an increase in permanent differences resulting from nontaxable proceeds associated with the insurance settlement and higher tax credits.
Earnings From Continuing Operations
          Earnings from continuing operations for the first quarter of 2008 decreased to $4.2 million, or $0.23 per diluted share from $5.9 million, or $0.32 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.
Loss From Discontinued Operations
          The loss from discontinued operations for the first quarter of fiscal 2008 decreased to $7,000 from $152,000 in the same year-ago period, having no effect on diluted earnings per share in either period. The current and prior year losses resulted from the closure costs incurred associated with our exit from the industrial wire business and the shutdown of our Fredericksburg, Virginia manufacturing facility.
Net Earnings
          Net earnings for the first quarter of 2008 decreased to $4.2 million, or $0.23 per diluted share from $5.8 million, or $0.32 per diluted share in the same year-ago period primarily due to the lower sales and gross profit.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Three Months Ended
	December 29,	December 30,
	2007	2006
Net cash provided by operating activities of continuing operations	$17,257	$4,245
Net cash used for investing activities of continuing operations	(5,160)	(2,723)
Net cash used for financing activities of continuing operations	(3,052)	(470)

Net cash used for operating activities of discontinued operations	(29)	(116)

Net working capital	68,899	60,292
Total long-term debt	—	—
Shareholders’ equity	145,251	127,931
Total capital (total long-term debt + shareholders’ equity)	145,251	127,931
Cash Flow Analysis
          Operating activities of continuing operations provided $17.3 million of cash for the first three months of 2008 compared to $4.2 million in the same year-ago period. The increase was largely due to the $12.7 million year-over-year change in cash provided by working capital which offset the decrease in earnings. Net working capital (accounts receivable, inventories, and accounts payable and accrued expenses) provided $8.9 million of cash in the current year while using $3.8 million in the prior year largely due to the $9.9 million increase in inventory that occurred in the prior year compared with a $2.0 million reduction in the current year. Depreciation and amortization rose $525,000, or 45% from the prior year primarily due to the high level of capital expenditures over the previous 12 months and the related asset additions.
          Investing activities of continuing operations used $5.2 million of cash for the first three months of 2008 compared to $2.7 million in the same year-ago period. Capital expenditures rose to $4.9 million in the current year with the outlays primarily associated with the upgrading of our Florida PC strand facility in addition to recurring maintenance requirements. Capital expenditures are expected to total $10.0 million for 2008 and decline to an ongoing maintenance range of $3.0 to $5.0 million beginning in 2009, although the actual amount is subject to change based on adjustments in project timelines or scope, future market conditions, our financial performance and additional growth opportunities that may arise.
          Financing activities of continuing operations used $3.1 million of cash for the first three months of 2008 compared to $470,000 in the same year-ago period. The year-to-year change was largely due to the $2.5 million of common stock that was repurchased in the current year.
Credit Facilities
          As of December 29, 2007, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of December 29, 2007, no borrowings were outstanding on the revolving credit facility, $44.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.3 million (see Note 6 to the consolidated financial statements).
          Our balance sheet was debt-free as of December 29, 2007 and December 30, 2006. We believe that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any.
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

Contractual Obligations
          Our contractual obligations and commitments have not materially changed since September 29, 2007.
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
          Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to change significantly, adjustments to the allowances may be required. While we believe our recorded trade receivables will be collected, in the event of default in payment of a trade receivable, we would follow normal collection procedures.
          Excess and obsolete inventory reserves. We reduce the carrying value of our inventory for estimated obsolescence to reflect the lower of the cost of the inventory or its estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions for our products substantially differ from our projections, adjustments to these reserves may be required.
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
          In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or net basis (excluded from revenues) is an accounting policy decision and should be disclosed. Additionally, the amounts of any such taxes that are reported on a gross basis should be disclosed for each period for which an income statement is presented if they are significant. EITF 06-03 became effective for us on December 30, 2006. We account for taxes collected from customers on a net basis.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations.” SFAS No. 141 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not enter into business combinations subsequent to adoption.

Outlook
          We expect continued growth in nonresidential construction, our primary demand driver, through the remainder of 2008, but at a reduced rate from the elevated levels of recent years. The ongoing housing downturn and tightening in the credit markets are anticipated to have an increasingly unfavorable impact on commercial construction as the year progresses. However, other categories of nonresidential construction are expected to remain relatively strong supported by: (1) higher spending for infrastructure-related construction associated with the most recent federal transportation funding authorization, increased funding at the state level (assuming no significant deterioration in budgetary positions) and the heightened focus on addressing the critical infrastructure needs that exist; and (2) post-hurricane reconstruction in the Gulf region of the U.S.
          At the same time, the drop-off in residential construction is expected to continue through 2008, which will adversely affect shipments to customers that have greater exposure to the housing sector. We now believe that a recovery in the housing market is unlikely to occur until sometime in 2009, although the exact timing remains highly uncertain.
          Prices for our primary raw material, hot-rolled steel wire rod, have risen dramatically since the beginning of the year due to the escalation in scrap costs for steel producers and the drop-off in availability of competitively priced imports. We plan on implementing price increases during our second fiscal quarter sufficient to fully recover these additional costs in our markets, although our success in doing so will ultimately depend upon competitive dynamics, particularly in the PC strand market where we continue to be subject to pricing pressure from Chinese import competition.
          Despite these near-term challenges, we expect gradually increasing contributions during 2008 from the substantial investments we have made in our facilities over the past two years to expand and reconfigure our Tennessee PC strand facility, add new ESM production lines in our North Carolina and Texas plants and a new standard welded wire reinforcing line at our Delaware facility, and upgrade our Florida PC strand operation, which is expected to be completed in the third quarter of 2008. As we ramp up production on the new equipment, we anticipate dual benefits in the form of reduced operating costs and additional capacity to support future growth. In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic reach. We anticipate that these actions, together with the continued overall growth in our nonresidential construction-related markets, should have a favorable impact on our financial performance in 2008 (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”).
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
Interest Rates
          Although we were debt-free as of December 29, 2007, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.

Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 29, 2007.
Item 4. Controls and Procedures
          We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 29, 2007, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
          There has been no change in our internal control over financial reporting that occurred during the quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
          On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit against DSI in North Carolina on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold to DSI and a judgment declaring that we had no liability to DSI arising out of the bridge project. We believe North Carolina is the appropriate venue for these proceedings and otherwise intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts owed to us by DSI.
          We are also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
          There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended September 29, 2007. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks described in this report and in our Form 10-K for the year ended September 29, 2007 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On December 5, 2007, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock over a period of up to twelve months ending December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time at our discretion.

          The new authorization replaces the previous $25.0 million share repurchase authorization under which we repurchased 208,585 shares or $2.5 million of our common stock under the previous $25.0 million share repurchase authorization that was to expire on January 5, 2008.
          The following table summarizes the repurchases of common stock during the three-month period ended December 29, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plan or	Purchased Under the
(In thousands except per share amounts)	Shares Purchased	Paid per Share	Program	Plan or Program

September 30, 2007 — November 3, 2007	133	$12.50	133	$23,300 (1)
November 4, 2007 — December 1, 2007	75	$11.46	75	$22,500 (1)
December 2, 2007— December 29, 2007	—	—	—	$25,000 (2)

Total	208		208

(1)	Under our previous $25.0 million share repurchase authorization announced on January 10, 2007 that was scheduled to expire on January 5, 2008.

(2)	Under the new $25.0 million share repurchase authorization announced on December 5, 2007 that expires on December 5, 2008.
Item 5. Other Events
          On January 2, 2008, our shares began trading on the NASDAQ Global Select Market under the symbol “IIIN”. Prior to the upgrade, our shares were traded on the NASDAQ Global Market under the same symbol.
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

INSTEEL INDUSTRIES, INC. Registrant
Date: January 28, 2008	By:	/s/ H.O. Woltz III
H.O. Woltz III
President and Chief Executive Officer

Date: January 28, 2008	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Date: January 28, 2008	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Chief Accounting Officer and Corporate Controller