Form 10-Q
period 2008-03-29
INSTEEL INDUSTRIES INC
filed 2008-04-25
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2008
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
Registrant’s telephone number, including area code: (336) 786-2141
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑                 No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐                 Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐                 No ☑
     The number of shares outstanding of the registrant’s common stock as of April 24, 2008 was 17,472,192.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 29,	September 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$17,652	$8,703
Accounts receivable, net	33,411	34,518
Inventories	55,308	47,401
Prepaid expenses and other	2,361	4,640

Total current assets	108,732	95,262
Property, plant and equipment, net	70,344	67,147
Other assets	6,467	7,485
Non-current assets of discontinued operations	3,635	3,635

Total assets	$189,178	$173,529

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,663	$16,705
Accrued expenses	8,037	7,613
Current liabilities of discontinued operations	180	247

Total current liabilities	37,880	24,565
Other liabilities	5,006	4,862
Long-term liabilities of discontinued operations	235	252
Shareholders’ equity:
Common stock	17,468	18,303
Additional paid-in capital	42,277	48,939
Deferred stock compensation	(1,439)	(1,132)
Retained earnings	89,672	79,859
Accumulated other comprehensive loss	(1,921)	(2,119)

Total shareholders’ equity	146,057	143,850

Total liabilities and shareholders’ equity	$189,178	$173,529

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales	$77,260	$74,766	$143,240	$144,482
Cost of sales	61,473	62,408	116,833	118,500

Gross profit	15,787	12,358	26,407	25,982
Selling, general and administrative expense	5,165	4,593	9,252	8,836
Other income, net	(57)	(32)	(76)	(50)
Interest expense	152	154	310	296
Interest income	(236)	(70)	(443)	(260)

Earnings from continuing operations before income taxes	10,763	7,713	17,364	17,160
Income taxes	3,871	2,769	6,241	6,285

Earnings from continuing operations	6,892	4,944	11,123	10,875
Earnings (loss) from discontinued operations net of income taxes of $16, ($20), $12 and ($116)	26	(31)	19	(183)

Net earnings	$6,918	$4,913	$11,142	$10,692

Per share amounts:
Basic:
Earnings from continuing operations	$0.40	$0.27	$0.63	$0.60
Earnings (loss) from discontinued operations	—	—	—	(0.01)

Net earnings	$0.40	$0.27	$0.63	$0.59

Diluted:
Earnings from continuing operations	$0.39	$0.27	$0.62	$0.59
Earnings (loss) from discontinued operations	—	—	—	(0.01)

Net earnings	$0.39	$0.27	$0.62	$0.58

Cash dividends declared	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	17,503	18,136	17,762	18,125

Diluted	17,647	18,299	17,918	18,293

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 29,	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net earnings	$11,142	$10,692
Earnings (loss) from discontinued operations	(19)	183

Earnings from continuing operations	11,123	10,875
Adjustments to reconcile earnings from continuing operations to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	3,473	2,614
Amortization of capitalized financing costs	249	249
Stock-based compensation expense	910	606
Excess tax benefits from stock-based compensation	(15)	(59)
Loss on sale of property, plant and equipment	56	—
Deferred income taxes	653	186
Gain from life insurance proceeds	(661)	—
Increase in cash surrender value of life insurance over premiums paid	—	(59)
Net changes in assets and liabilities:
Accounts receivable, net	1,107	1,398
Inventories	(7,907)	(4,503)
Accounts payable and accrued expenses	12,554	(16,464)
Other changes	2,512	(590)

Total adjustments	12,931	(16,622)

Net cash provided by (used for) operating activities - continuing operations	24,054	(5,747)
Net cash used for operating activities - discontinued operations	(65)	(365)

Net cash provided by (used for) operating activities	23,989	(6,112)

Cash Flows From Investing Activities:
Capital expenditures	(6,159)	(7,499)
Proceeds from sale of property, plant and equipment	83	—
Increase in cash surrender value of life insurance policies	(382)	(585)
Proceeds from life insurance claims	1,111	—

Net cash used for investing activities - continuing operations	(5,347)	(8,084)

Net cash used for investing activities	(5,347)	(8,084)

Cash Flows From Financing Activities:
Proceeds from long-term debt	772	11,873
Principal payments on long-term debt	(772)	(7,573)
Cash received from exercise of stock options	38	55
Excess tax benefits from stock-based compensation	15	59
Repurchases of common stock	(8,691)	—
Cash dividends paid	(1,092)	(1,087)
Other	37	189

Net cash provided by (used for) financing activities - continuing operations	(9,693)	3,516

Net cash provided by (used for) financing activities	(9,693)	3,516

Net increase (decrease) in cash and cash equivalents	8,949	(10,680)
Cash and cash equivalents at beginning of period	8,703	10,689

Cash and cash equivalents at end of period	$17,652	$9

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$61	$28
Income taxes	2,557	9,060
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	650	1,489
Issuance of restricted stock	733	763
Declaration of cash dividends to be paid	524	547
Restricted stock surrendered for withholding taxes payable	76	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance at September 29, 2007	18,303	$18,303	$48,939	$(1,132)	$79,859	$(2,119)	$143,850

Comprehensive income:
Net earnings					11,142		11,142
Adjustment to defined benefit plan liability(1)						198	198

Comprehensive income							11,340
Stock options exercised	12	12	26				38
Restricted stock granted	66	66	667	(733)			—
Compensation expense associated with stock-based plans			484	426			910
Adjustment to adopt FIN No. 48					(256)		(256)
Excess tax benefits from stock-based compensation			15				15
Repurchases of common stock	(906)	(906)	(7,785)				(8,691)
Restricted stock surrendered for withholding taxes payable	(7)	(7)	(69)				(76)
Cash dividends declared					(1,073)		(1,073)

Balance at March 29, 2008	17,468	$17,468	$42,277	$(1,439)	$89,672	$(1,921)	$146,057

(1)	Net of income taxes of $121.
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
     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three- and six-month periods ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008 or future periods.
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
     Assets and liabilities of discontinued operations as of March 29, 2008 and September 29, 2007 are as follows:

	March 29,	September 29,
(In thousands)	2008	2007
Assets:
Other assets	$3,635	$3,635

Total assets	$3,635	$3,635

Liabilities:
Current liabilities:
Accounts payable	$2	$4
Accrued expenses	178	243

Total current liabilities	180	247
Other liabilities	235	252

Total liabilities	$415	$499

     As of March 29, 2008 and September 29, 2007, there was approximately $268,000 and $285,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
(3) Stock-Based Compensation
     Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of March 29, 2008 there were 1,110,000 shares available for future grants under the plans.

     Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and six-month periods ended March 29, 2008 and March 31, 2007, respectively, are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(in thousands)	2008	2007	2008	2007
Stock option:
Compensation expense	$356	$163	$484	$258
Excess tax benefits	30	22	15	59
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
     The estimated fair value of stock options granted during the six-month periods ended March 29, 2008 and March 31, 2007 was $11.15 and $8.21, respectively, based on the following assumptions:

	Six Months Ended
	March 29, 2008	March 31, 2007
Risk-free interest rate	2.52%	4.88%
Dividend yield	1.09%	0.70%
Expected volatility	66.77%	68.96%
Expected term (in years)	3.87	2.93
     The following table summarizes stock option activity for the six-month period ended March 29, 2008:

					Contractual	Aggregate
		Exercise Price Per Share			Term -	Intrinsic
	Options			Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range		Average	Average	(in thousands)
Outstanding at September 29, 2007	336	$0.18 -	$20.27	$9.95
Granted	171	11.15 -	11.15	11.15
Exercised	12	3.19 -	3.19	3.19
Outstanding at March 29, 2008	495	0.18 -	20.27	10.53	7.38 years	$1,429

Vested and anticipated to vest in future at March 29, 2008	480			10.43	7.32 years	1,421

Exercisable at March 29, 2008	232			7.30	4.99 years	1,285
     As of March 29, 2008, the remaining unamortized compensation cost related to unvested stock option awards was $962,000 which is expected to be recognized over a weighted average period of 1.57 years.
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vest one to three years from the date of the grant. Restricted stock grants and amortization expense for restricted stock for the three- and six-month periods ended March 29, 2008 and March 31, 2007, respectively, are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(in thousands)	2008	2007	2008	2007
Restricted stock grants:
Shares	66	43	66	45
Market value	$733	$733	$733	$763
Amortization expense	226	224	426	348
     During the three-month period ended March 29, 2008, 44,533 shares of employee restricted stock awards vested. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the employees’ minimum tax obligation. A total of 6,870 shares were withheld during the three-month period ended March 29, 2008 to satisfy employees’ minimum tax obligations. No shares vested during the three-month period ended March 31, 2007.
     The following table summarizes restricted stock activity during the six-month period ended March 29, 2008:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2007	142	$15.00
Granted	66	11.15
Released	(70)	11.68

Balance, March 29, 2008	138	14.87

     As of March 29, 2008, the remaining unamortized compensation cost related to restricted stock awards was $1.4 million which is expected to be recognized over the remaining vesting period of one to three years.
(4) Income Taxes
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, (FIN No. 48) effective September 30, 2007, the beginning of its fiscal year. FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The cumulative effect of adopting FIN No. 48 resulted in a $256,000 increase in tax reserves and a corresponding decrease in the Company’s September 30, 2007 retained earnings balance.
     Upon adoption of FIN No. 48, the Company had $561,000 of gross unrecognized tax benefits, of which $394,000 would, if recognized, reduce its income tax rate in future periods. As of March 29, 2008, the Company had approximately $363,000 of gross unrecognized tax benefits classified as current income taxes payable on its consolidated balance sheet, of which $266,000 would, if recognized, reduce its income tax rate in future periods. The Company anticipates that there will be no unrecognized tax benefits at year-end as it is currently negotiating with the applicable states to resolve its outstanding uncertain tax positions.
     The Company has elected to classify interest and penalties, which are required to be accrued under FIN No. 48, as part of income tax expense. Upon the adoption of FIN No. 48, the Company recorded accrued interest and penalties of $168,000 related to unrecognized tax benefits. As of March 29, 2008, the Company has accrued interest and penalties related to unrecognized tax benefits of $153,000.
     The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to tax year 2003 remain subject to examination together with certain state tax returns filed by the Company subsequent to tax year 2002.
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of March 29, 2008: a current deferred income tax asset of $1.3 million (net of valuation allowance) in prepaid expenses and other, a non-current deferred income tax asset of $777,000 (net of valuation allowance) in other assets, and accrued current income taxes payable of $1.6 million in accrued expenses. As of March 29, 2008, the Company has $9.7 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in five years, but principally expire in 10 — 16 years.

     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of March 29, 2008, the Company recorded a valuation allowance of $602,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
(5) Employee Benefit Plans
     On September 29, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan on its balance sheet and changes in the funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet which is effective for the Company beginning in fiscal 2009. As a result of adopting SFAS No. 158, the Company recorded a $2.1 million reduction in shareholders’ equity, net of tax, as of September 29, 2007.
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the three- and six-month periods ended March 29, 2008. The Company expects to contribute $200,000 for the fiscal year ending September 27, 2008. Net periodic pension costs and related components for the Delaware Plan for the three- and six-month periods ended March 29, 2008 and March 31, 2007, respectively, are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(In thousands)	2008	2007	2008	2007
Service cost	$16	$—	$32	$20
Interest cost	64	65	128	130
Expected return on plan assets	(81)	(83)	(162)	(166)
Recognized net actuarial loss	17	28	34	56

Net periodic pension cost	$16	$10	$32	$40
Curtailment loss	—	2	—	2
Settlement loss	—	—	109	—

Total pension cost	$16	$12	$141	$42

     In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen whereby there will be no new plan participants. During the six-month period ended March 29, 2008, the Company incurred a settlement loss of $109,000 for lump-sum distributions to plan participants.
     Supplemental employee retirement plan.. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERP for the three- and six-month periods ending March 29, 2008 and March 31, 2007, respectively, are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(In thousands)	2008	2007	2008	2007
Service cost	$39	$41	$78	$82
Interest cost	66	57	132	114
Amortization of prior service cost	57	57	114	114
Recognized net actuarial loss	3	3	6	6

Net periodic benefit cost	$165	$158	$330	$316

(6) Credit Facilities
     As of March 29, 2008, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of March 29, 2008, no borrowings were outstanding on the revolving credit facility, $59.3 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.2 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of March 29, 2008, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of March 29, 2008, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of March 29, 2008, the Company was in compliance with all of the negative covenants under the credit facility.
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

          Amortization of capitalized financing costs associated with the senior secured facility was $124,000 and $249,000 for the three- and six-month periods ended March 29, 2008 and March 31, 2007, respectively. Accumulated amortization of capitalized financing costs was $2.9 million and $2.4 million as of March 29, 2008 and March 31, 2007, respectively.
(7) Earnings Per Share
          The reconciliation of basic and diluted earnings per share (“EPS”) for the three- and six-month periods ended March 29, 2008 and March 31, 2007 are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Earnings from continuing operations	$6,892	$4,944	$11,123	$10,875
Earnings (loss) from discontinued operations	26	(31)	19	(183)

Net earnings	$6,918	$4,913	$11,142	$10,692

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	17,503	18,136	17,762	18,125
Dilutive effect of stock-based compensation	144	163	156	168

Weighted average shares outstanding (diluted)	17,647	18,299	17,918	18,293

Per share (basic):
Earnings from continuing operations	$0.40	$0.27	$0.63	$0.60
Earnings (loss) from discontinued operations	—	—	—	(0.01)

Net earnings	$0.40	$0.27	$0.63	$0.59

Per share (diluted):
Earnings from continuing operations	$0.39	$0.27	$0.62	$0.59
Earnings (loss) from discontinued operations	—	—	—	(0.01)

Net earnings	$0.39	$0.27	$0.62	$0.58

          Options to purchase 205,000 shares and 66,000 shares for the three-month periods ended March 29, 2008 and March 31, 2007, respectively, were antidilutive and were not included in the diluted EPS calculation. Options to purchase 168,000 shares and 55,000 shares for the six-month periods ended March 29, 2008 and March 31, 2007, respectively, were antidilutive and were not included in the diluted EPS calculation.
(8) Share Repurchases
          During the three-month period ended March 29, 2008, the Company repurchased 704,683 shares or $6.2 million of its common stock, which included 697,813 shares under the current $25.0 million share repurchase authorization and 6,870 shares through restricted stock net-share settlements. For the six-month period ended March 29, 2008, the Company repurchased 913,268 shares or $8.7 million of its common stock, which included 208,585 shares or $2.5 million under the previous $25.0 million share repurchase authorization that was terminated on December 5, 2007, 697,813 shares under the current $25.0 million share repurchase authorization and 6,870 shares through restricted stock net-share settlements. As of March 29, 2008, there was $18.8 million remaining under the current $25.0 million share repurchase authorization that expires on December 5, 2008. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock under the share repurchase authorization and it may be suspended at any time at the Company’s discretion.

(9) Other Financial Data
          Balance sheet information:

	March 29,	September 29,
(In thousands)	2008	2007
Accounts receivable, net:
Accounts receivable	$34,185	$35,128
Less allowance for doubtful accounts	(774)	(610)

Total	$33,411	$34,518

Inventories:
Raw materials	$30,883	$25,443
Work in process	2,441	2,083
Finished goods	21,984	19,875

Total	$55,308	$47,401

Other assets:
Cash surrender value of life insurance policies	$4,300	$4,367
Capitalized financing costs, net	1,093	1,342
Non-current deferred tax assets	777	1,480
Other	297	296

Total	$6,467	$7,485

Property, plant and equipment, net:
Land and land improvements	$5,616	$5,621
Buildings	31,923	31,981
Machinery and equipment	93,494	86,560
Construction in progress	3,232	3,955

	134,265	128,117
Less accumulated depreciation	(63,921)	(60,970)

Total	$70,344	$67,147

Accrued expenses:
Salaries, wages and related expenses	$3,030	$4,278
Income taxes	1,649	—
Worker’s compensation	1,126	499
Customer rebates	762	840
Cash dividends	524	544
Property taxes	275	749
Sales allowance reserve	236	236
Other	435	467

Total	$8,037	$7,613

Other liabilities:
Deferred compensation	$4,842	$4,584
Deferred revenues	164	278

Total	$5,006	$4,862

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
(11) Contingencies
          Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. The Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold to DSI and a judgment declaring that it had no liability to DSI arising out of the bridge project. On April 17, 2008, the Ohio Court of Claims denied the Company’s motion to stay the proceedings against it in that court. The Company is investigating its ability to appeal this preliminary ruling, as it continues to believe that Surry County, North Carolina is the appropriate venue for these proceedings. In any event, the Company intends to vigorously defend the claims asserted against it by DSI in addition to pursuing full recovery of the amounts owed to it by DSI.
          The Company is also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.
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
Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 29,		March 31,	March 29,		March 31,
	2008	Change	2007	2008	Change	2007
Net sales	$77,260	3.3%	$74,766	$143,240	(.9%)	$144,482
Gross profit	15,787	27.7%	12,358	26,407	1.6%	25,982
Percentage of net sales	20.4%		16.5%	18.4%		18.0%
Selling, general and administrative expense	$5,165	12.5%	$4,593	$9,252	4.7%	$8,836
Percentage of net sales	6.7%		6.1%	6.5%		6.1%
Interest expense	$152	(1.3%)	$154	$310	4.7%	$296
Effective income tax rate	36.0%		35.9%	35.9%		36.6%
Earnings from continuing operations	$6,892	39.4%	$4,944	$11,123	2.3%	$10,875
Earnings (loss) from discontinued operations	26	N/M	(31)	19	N/M	(183)
Net earnings	6,918	40.8%	4,913	11,142	4.2%	10,692

“N/M” = not meaningful

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007
Net Sales
          Net sales for the second quarter of 2008 increased 3.3% to $77.3 million from $74.8 million in the same year-ago period. Shipments for the quarter decreased 6.5% while average selling prices rose 10.6% from the prior year levels. The reduction in shipments was driven by (1) the continuation of weak demand from customers that have been negatively impacted by the downturn in residential construction activity; and (2) our decision to solicit minimal new business from posttension customers in the PC strand market due to low-priced Chinese import competition. The increase in average selling prices resulted from price increases implemented by us during the quarter to recover higher raw material costs.
Gross Profit
          Gross profit for the second quarter of 2008 increased 27.7% to $15.8 million, or 20.4% of net sales from $12.4 million, or 16.5% of net sales in the same year-ago period. The increase in gross profit was largely driven by higher average selling prices which more than offset higher raw material costs, lower shipments and higher unit conversion costs.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2008 increased 12.5% to $5.2 million, or 6.7% of net sales from $4.6 million, or 6.1% of net sales in the same year-ago period. The increase was primarily due to higher employee benefit costs ($480,000), employee incentive plan expense ($310,000) and selling expense ($110,000) which was partially offset by the net gain on an insurance settlement ($204,000).
Interest Expense
          Interest expense for the second quarter of 2008 was relatively flat at $152,000 compared with $154,000 in the same year-ago period.
Income Taxes
          Our effective income tax rate for the second quarter of 2008 was relatively flat at 36.0% compared to 35.9% in the same year-ago period.
Earnings From Continuing Operations
          Earnings from continuing operations for the second quarter of 2008 increased to $6.9 million, or $0.39 per diluted share from $4.9 million, or $0.27 per diluted share in the same year-ago period primarily due to the increase in sales and gross profit which more than offset the increase in SG&A expense.
Earnings (Loss) From Discontinued Operations
          The earnings from discontinued operations for the second quarter of fiscal 2008 was $26,000 compared to a loss of $31,000 in the same year-ago period, having no effect on diluted earnings per share in either period. The current period earnings and prior year loss resulted from closure activities associated with our exit from the industrial wire business and the shutdown of our Fredericksburg, Virginia manufacturing facility.
Net Earnings
          Net earnings for the second quarter of 2008 increased to $6.9 million, or $0.39 per diluted share from $4.9 million, or $0.27 per diluted share in the same year-ago period primarily due to the increase in sales and gross profit which more than offset the increase in SG&A expense.
First Half of Fiscal 2008 Compared to First Half of Fiscal 2007
Net Sales
          Net sales for the first half of 2008 decreased 0.9% to $143.2 million from $144.5 million in the same year-ago period. Shipments for the year decreased 6.3% while average selling prices rose 5.8% from the prior year levels. The reduction in shipments was driven by (1) the continuation of weak demand from customers that have been negatively impacted by the downturn in residential construction activity; and (2) our decision to solicit minimal new business from posttension customers in the PC strand market due to low-priced Chinese import competition. The increase in average selling prices resulted from price increases implemented by us during the current year to recover higher raw material costs.
Gross Profit
          Gross profit for the first half of 2008 increased 1.6% to $26.4 million, or 18.4% of net sales from $26.0 million, or 18.0% of net sales in the same year-ago period. The increase in gross profit was largely driven by higher average selling prices which more than offset higher raw material costs, lower shipments and higher unit conversion costs.
Selling, General and Administrative Expense
          SG&A expense for the first half of 2008 increased 4.7% to $9.3 million, or 6.5% of net sales from $8.8 million, or 6.1% of net sales in the same year-ago period. The increase was primarily due to higher employee benefit costs ($538,000), bad debt expense ($349,000) supplemental employee retirement plan expense ($295,000) and selling expense ($228,000) which was partially offset by the net gain on insurance settlements ($661,000) and decreases in consulting ($208,000) and legal ($142,000) fees.
Interest Expense
          Interest expense for the first half of 2008 was relatively flat at $310,000 compared with $296,000 in the same year-ago period.
Income Taxes
          Our effective income tax rate for the first half of 2008 decreased to 35.9% from 36.6% in the same year-ago period due to an increase in permanent differences resulting from nontaxable proceeds associated with the insurance settlements and higher tax credits.
Earnings From Continuing Operations
          Earnings from continuing operations for the first half of 2008 increased to $11.1 million, or $0.62 per diluted share from $10.9 million, or $0.59 per diluted share in the same year-ago period primarily due to the increases in gross profit and interest income which more than offset the increase in SG&A expense.
Earnings (Loss) From Discontinued Operations
          The earnings from discontinued operations for the first half of 2008 was $19,000, which had no effect on diluted earnings per share compared to a loss of $183,000, or $0.01 per diluted share in the same year-ago period. The current year earnings and prior year loss resulted from closure activities associated with our exit from the industrial wire business and the shutdown of our Fredericksburg, Virginia manufacturing facility.
Net Earnings
          Net earnings for the first half of 2008 increased to $11.1 million, or $0.62 per diluted share from $10.7 million, or $0.58 per diluted share in the same year-ago period primarily due to the increases in gross profit and interest income which more than offset the increase in SG&A expense.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Six Months Ended
	March 29,	March 31,
	2008	2007
Net cash provided by (used for) operating activities of continuing operations	$24,054	$(5,747)
Net cash used for investing activities of continuing operations	(5,347)	(8,084)
Net cash provided by (used for) financing activities of continuing operations	(9,693)	3,516

Net cash used for operating activities of discontinued operations	(65)	(365)

Working capital	70,852	65,088
Total long-term debt	—	4,300
Percentage of total capital	0.0%	3.1%
Shareholders’ equity	$146,057	$132,763
Percentage of total capital	100.0%	96.9%
Total capital (total long-term debt + shareholders’ equity)	$146,057	$137,063
Cash Flow Analysis
          Operating activities of continuing operations provided $24.1 million of cash for the first half of 2008 while using $5.7 million in the same year-ago period. The year-over-year change was largely due to the changes in net working capital (accounts receivable, inventories, and accounts payable and accrued expenses) which provided $5.8 million of cash in the current year while using $19.6 million in the prior year. The cash provided by working capital in the current year was primarily from the $12.6 million increase in accounts payable and accrued expenses largely due to higher raw material purchases which was partially offset by the $7.9 million increase in inventories. The cash used for working capital in the prior year was primarily due to the $16.5 million decrease in accounts payable and accrued expenses resulting from the reduction in raw material purchases. Depreciation and amortization rose $859,000, or 33% from the prior year due to the elevated level of capital expenditures over the previous 12 months and related asset additions.
          Investing activities of continuing operations used $5.3 million of cash for the first half of 2008 compared to $8.1 million in the same year-ago period. The decrease was primarily due to the $1.3 million reduction in capital expenditures and $1.1 million of proceeds from claims on life insurance policies. Capital expenditures were $6.2 million in the current year with the outlays primarily associated with the upgrading of our Florida PC strand facility in addition to recurring maintenance requirements. Capital expenditures are expected to total $10.0 million for 2008 and decline to an ongoing maintenance range of $3.0 to $5.0 million beginning in 2009, although the actual amount is subject to change based on adjustments in project timelines or scope, future market conditions, our financial performance and additional growth opportunities that may arise.
          Financing activities of continuing operations used $9.7 million of cash for the first half of 2008 compared to providing $3.5 million in the same year-ago period largely due to the $8.7 million of share repurchases in the current year.
Credit Facilities
          As of March 29, 2008, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of March 29, 2008, no borrowings were outstanding on the revolving credit facility, $59.3 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.2 million (see Note 6 to the consolidated financial statements).
          Our balance sheet was debt-free as of March 29, 2008. As of March 31, 2007, approximately $4.3 million was outstanding on the revolving credit facility. We believe that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any.

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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not obtain any minority interests in subsidiaries subsequent to adoption.
Outlook
          We expect nonresidential construction, our primary demand driver, to soften through the remainder of 2008 from the levels of recent years. The ongoing housing downturn, tightening in the credit markets, and weakening in the overall economy are anticipated to have an increasingly unfavorable impact as the year progresses. In addition, the drop-off in residential construction is expected to persist through 2008, which will continue to adversely affect shipments to customers that have greater exposure to the housing sector. We believe that a recovery in the housing market is unlikely to occur until sometime in 2009, although the exact timing remains highly uncertain.
          Prices for our primary raw material, hot-rolled steel wire rod, have risen dramatically since the beginning of the year due to the escalation in scrap costs and other raw materials for steel producers and the drop-off in availability of competitively priced imports. We plan on implementing price increases during our third fiscal quarter sufficient to fully recover these additional costs in our markets, although our success in doing so will ultimately depend upon competitive dynamics, particularly in the PC strand market where we continue to be subject to pricing pressure from Chinese import competition. At the same time, the domestic wire rod market has tightened significantly due to the decreased availability of imports, which could result in a supply deficit as we move further into the year. While a shortage could unfavorably impact shipments depending on the strength of demand, it would likely instill added pricing discipline on the part of our competitors which would favorably impact margins.
          In response to these challenges, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand as there are changes in market conditions in a proactive manner to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities over the past two years to expand and reconfigure our Tennessee PC strand facility, add new ESM production lines in our North Carolina and Texas plants and a new standard welded wire reinforcing line at our Delaware facility, and upgrade our Florida PC strand operation, which is expected to be completed in the third quarter of 2008. As we ramp up production on the new equipment, we anticipate dual benefits in the form of reduced operating costs and additional capacity to support future growth. We anticipate that these actions should have a favorable impact on our financial results over the remainder of 2008 (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic reach.
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

Interest Rates
          Although we were debt-free as of March 29, 2008, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 29, 2008.
Item 4. Controls and Procedures
          We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2008, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
          There has been no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
          On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold to DSI and a judgment declaring that we had no liability to DSI arising out of the bridge project. On April 17, 2008, the Ohio Court of Claims denied our motion to stay the proceedings against us in that court. We are investigating our ability to appeal this preliminary ruling, as we continue to believe Surry County, North Carolina is the appropriate venue for these proceedings. In any event we intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts owed to us by DSI.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On December 5, 2007, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock over a period of up to twelve months ending December 5, 2008. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time at our discretion.
          The following table summarizes the repurchases of common stock (including shares surrendered to satisfy tax withholding obligations) during the three-month period ended March 29, 2008:

			Total Number of
			Shares Purchased as	Maximum Number (or Approximate
			Part of Publicly	Dollar Value) of Shares that May Yet
	Total Number of	Average Price	Announced Plan or	Be Purchased Under the Plan or
(In thousands except per share amounts)	Shares Purchased	Paid per Share	Program	Program

December 30, 2007 - February 2, 2008	565	$8.31	565	$20,305	(1)
February 3, 2008 - March 1, 2008	133	$11.04	133	$18,837	(1)
March 2, 2008 - March 29, 2008	7	$10.99	7	$18,837	(2)

	705		705

(1)	Under the new $25.0 million share repurchase authorization announced on December 5, 2007 that expires on December 5, 2008.

(2)	Represents 6,870 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.
Item 4. Submission of Matters to a Vote of Security Holders
          The Company held its 2008 Annual Meeting of Shareholders on February 19, 2008. The Company’s shareholders elected three directors to serve three-year terms ending in 2011. Voting results were as follows:

	Votes
Nominee	For	Withheld
Gary L. Pechota	15,557,425	394,838
W. Allen Rogers II	15,713,569	238,694
William J. Shields	15,767,560	184,703
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

INSTEEL INDUSTRIES, INC. Registrant
Date: April 25, 2008	By:	/s/ H.O. Woltz III
H.O. Woltz III
President and Chief Executive Officer

Date: April 25, 2008	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Date: April 25, 2008	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Chief Accounting Officer and Corporate Controller