Form 10-Q
period 2008-06-28
INSTEEL INDUSTRIES INC
filed 2008-07-22
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                                           No ☒
     The number of shares outstanding of the registrant’s common stock as of July 18, 2008 was 17,480,322.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 28,	September 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$17,472	$8,703
Accounts receivable, net	45,657	34,518
Inventories	72,996	47,401
Prepaid expenses and other	2,019	4,640

Total current assets	138,144	95,262
Property, plant and equipment, net	70,331	67,147
Other assets	6,372	7,485
Non-current assets of discontinued operations	3,635	3,635

Total assets	$218,482	$173,529

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$34,961	$16,705
Accrued expenses	15,003	7,613
Current liabilities of discontinued operations	181	247

Total current liabilities	50,145	24,565
Other liabilities	5,183	4,862
Long-term liabilities of discontinued operations	227	252
Shareholders’ equity:
Common stock	17,480	18,303
Additional paid-in capital	42,540	48,939
Deferred stock compensation	(1,248)	(1,132)
Retained earnings	106,076	79,859
Accumulated other comprehensive loss	(1,921)	(2,119)

Total shareholders’ equity	162,927	143,850

Total liabilities and shareholders’ equity	$218,482	$173,529

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$104,332	$78,966	$247,572	$223,448
Cost of sales	73,447	61,614	190,280	180,114

Gross profit	30,885	17,352	57,292	43,334
Selling, general and administrative expense	4,496	4,202	13,748	13,038
Other income, net	(12)	(26)	(88)	(76)
Interest expense	150	155	460	451
Interest income	(125)	(39)	(568)	(299)

Earnings from continuing operations before income taxes	26,376	13,060	43,740	30,220
Income taxes	9,428	4,716	15,669	11,001

Earnings from continuing operations	16,948	8,344	28,071	19,219
Loss from discontinued operations net of income taxes of ($12), ($23), $— and ($139)	(21)	(37)	(2)	(220)

Net earnings	$16,927	$8,307	$28,069	$18,999

Per share amounts:
Basic:
Earnings from continuing operations	$0.98	$0.46	$1.59	$1.06
Loss from discontinued operations	—	—	—	(0.01)

Net earnings	$0.98	$0.46	$1.59	$1.05

Diluted:
Earnings from continuing operations	$0.97	$0.46	$1.58	$1.05
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net earnings	$0.97	$0.45	$1.58	$1.04

Cash dividends declared	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding:
Basic	17,330	18,158	17,618	18,136

Diluted	17,482	18,326	17,773	18,304

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net earnings	$28,069	$18,999
Loss from discontinued operations	2	220

Earnings from continuing operations	28,071	19,219
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,337	4,082
Amortization of capitalized financing costs	374	374
Stock-based compensation expense	1,282	881
Excess tax benefits from stock-based compensation	(27)	(67)
Loss on sale of property, plant and equipment	55	—
Deferred income taxes	702	470
Gain from life insurance proceeds	(661)	—
Increase in cash surrender value of life insurance over premiums paid	—	(200)
Net changes in assets and liabilities:
Accounts receivable, net	(11,139)	2,450
Inventories	(25,595)	(12,920)
Accounts payable and accrued expenses	25,208	(4,127)
Other changes	3,006	495

Total adjustments	(1,458)	(8,562)

Net cash provided by operating activities — continuing operations	26,613	10,657
Net cash used for operating activities — discontinued operations	(93)	(244)

Net cash provided by operating activities	26,520	10,413

Cash Flows From Investing Activities:
Capital expenditures	(8,397)	(13,303)
Proceeds from sale of property, plant and equipment	93	—
Increase in cash surrender value of life insurance policies	(365)	(628)
Proceeds from life insurance claims	1,111	—

Net cash used for investing activities — continuing operations	(7,558)	(13,931)

Net cash used for investing activities	(7,558)	(13,931)

Cash Flows From Financing Activities:
Proceeds from long-term debt	877	16,037
Principal payments on long-term debt	(877)	(16,037)
Cash received from exercise of stock options	120	162
Excess tax benefits from stock-based compensation	27	67
Repurchases of common stock	(8,691)	—
Cash dividends paid	(1,616)	(1,095)
Other	(33)	46

Net cash used for financing activities — continuing operations	(10,193)	(820)

Net cash used for financing activities	(10,193)	(820)

Net increase (decrease) in cash and cash equivalents	8,769	(4,338)
Cash and cash equivalents at beginning of period	8,703	10,689

Cash and cash equivalents at end of period	$17,472	$6,351

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$86	$77
Income taxes	6,877	11,508
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	272	817
Issuance of restricted stock	733	763
Declaration of cash dividends to be paid	524	546
Restricted stock surrendered for withholding taxes payable	76	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance at September 29, 2007	18,303	$18,303	$48,939	$(1,132)	$79,859	$(2,119)	$143,850

Comprehensive income:
Net earnings					28,069		28,069
Adjustment to defined benefit plan liability(1)						198	198

Comprehensive income							28,267
Stock options exercised	24	24	96				120
Restricted stock granted	66	66	667	(733)			—
Compensation expense associated with stock-based plans			665	617			1,282
Adjustment to adopt FIN No. 48					(256)		(256)
Excess tax benefits from stock-based compensation			27				27
Repurchases of common stock	(906)	(906)	(7,785)				(8,691)
Restricted stock surrendered for withholding taxes payable	(7)	(7)	(69)				(76)
Cash dividends declared					(1,596)		(1,596)

Balance at June 28, 2008	17,480	$17,480	$42,540	$(1,248)	$106,076	$(1,921)	$162,927

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
     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three- and nine-month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008 or future periods.
(2) Discontinued Operations
     In April 2006, the Company decided to exit the industrial wire business with the closure of its Fredericksburg, Virginia facility, which manufactured tire bead wire and other industrial wire for commercial and industrial applications. The Company’s decision was based on the weakening in the business outlook for the facility and the expected continuation of difficult market conditions and reduced operating levels. Manufacturing activities at the Virginia facility ceased in June 2006 and the Company is currently in the process of liquidating the remaining capital assets associated with the business.
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
     Assets and liabilities of discontinued operations as of June 28, 2008 and September 29, 2007 are as follows:

(In thousands)	June 28,	September 29,
Assets:	2008	2007
Other assets	$3,635	$3,635

Total assets	$3,635	$3,635

Liabilities:
Current liabilities:
Accounts payable	$2	$4
Accrued expenses	179	243

Total current liabilities	181	247
Other liabilities	227	252

Total liabilities	$408	$499

     As of June 28, 2008 and September 29, 2007, there was approximately $260,000 and $285,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
(3) Stock-Based Compensation
     Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of June 28, 2008 there were 1,110,000 shares available for future grants under the plans.

     Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and nine-month periods ended June 28, 2008 and June 30, 2007, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Stock options:
Compensation expense	$182	$105	$665	$363
Excess tax benefits	12	8	27	67
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
     The estimated fair value of stock options granted during the nine-month periods ended June 28, 2008 and June 30, 2007 was $11.15 and $8.21, respectively, based on the following assumptions:

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Risk-free interest rate	2.52%	4.88%
Dividend yield	1.09%	0.70%
Expected volatility	66.77%	68.96%
Expected term (in years)	3.87	2.93
     The following table summarizes stock option activity for the nine-month period ended June 28, 2008:

				Contractual	Aggregate
		Exercise Price Per Share		Term -	Intrinsic
	Options		Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range	Average	Average	(in thousands)
Outstanding at September 29, 2007	336	$0.18 - $20.27	$9.95
Granted	171	11.15 - 11.15	11.15
Exercised	(24)	3.19 - 9.12	4.97

Outstanding at June 28, 2008	483	0.18 - 20.27	10.63	7.31 years	$2,262

Vested and anticipated to vest in future at June 28, 2008	474		10.57	7.26 years	2,241

Exercisable at June 28, 2008	220		7.33	4.99 years	1,660
     As of June 28, 2008, the remaining unamortized compensation cost related to unvested stock option awards was $780,000, which is expected to be recognized over a weighted average period of 1.32 years.
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. Restricted stock grants and amortization expense for restricted stock for the three- and nine-month periods ended June 28, 2008 and June 30, 2007, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Restricted stock grants:
Shares	—	—	66	45
Market value	$—	$—	$733	$763
Amortization expense	191	170	617	518
     During the nine-month period ended June 28, 2008, 44,533 shares of employee restricted stock awards vested. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the employees’ minimum tax obligation. A total of 6,870 shares were withheld during the nine-month period ended June 28, 2008 to satisfy employees’ minimum tax obligations. No shares vested during the nine-month period ended June 30, 2007.
     The following table summarizes restricted stock activity during the nine-month period ended June 28, 2008:

		Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2007	142	$15.00
Granted	66	11.15
Released	(70)	11.68

Balance, June 28, 2008	138	14.87

     As of June 28, 2008, the remaining unamortized compensation cost related to restricted stock awards was $1.2 million, which is expected to be recognized over the remaining vesting period of one to three years.
(4) Income Taxes
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN No. 48”) effective September 30, 2007, the beginning of its fiscal year. FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The cumulative effect of adopting FIN No. 48 resulted in a $256,000 increase in tax reserves and a corresponding decrease in the Company’s September 30, 2007 retained earnings balance.
     Upon adoption of FIN No. 48, the Company had $561,000 of gross unrecognized tax benefits, of which $394,000 would, if recognized, reduce its income tax rate in future periods. As of June 28, 2008, the Company had approximately $48,000 of gross unrecognized tax benefits classified as non-current income taxes payable on its consolidated balance sheet, of which $46,000 would, if recognized, reduce its income tax rate in future periods. The reduction in gross unrecognized tax benefits is due to the resolution of outstanding state tax issues. The Company anticipates that the current unrecognized tax benefit will still be outstanding at year-end.
     The Company has elected to classify interest and penalties, which are required to be accrued under FIN No. 48, as part of income tax expense. Upon the adoption of FIN No. 48, the Company recorded accrued interest and penalties of $168,000 related to unrecognized tax benefits. As of June 28, 2008, the Company has accrued interest and penalties related to unrecognized tax benefits of $15,000.
     The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to tax year 2003 remain subject to examination together with certain state tax returns filed by the Company subsequent to tax year 2002.
     The Company has recorded the following amounts for deferred income tax assets and accrued income taxes on its consolidated balance sheet as of June 28, 2008: a current deferred income tax asset of $1.2 million (net of valuation allowance) in prepaid expenses and other, a non-current deferred income tax asset of $823,000 (net of valuation allowance) in other assets, accrued current income taxes payable of $6.6 million in accrued expenses and non-current income taxes payable of $46,000 in other liabilities. As of June 28, 2008, the Company has $9.7 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in five years, but principally expire in 10-16 years.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of June 28, 2008, the Company recorded a valuation allowance of $602,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
(5) Employee Benefit Plans
     On September 29, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan on its balance sheet and changes in the funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet, which is effective for the Company beginning in fiscal 2009. As a result of adopting SFAS No. 158, the Company recorded a $2.1 million reduction in shareholders’ equity, net of tax, as of September 29, 2007.
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the three- and nine-month periods ended June 28, 2008. The Company expects to contribute $200,000 for the fiscal year ending September 27, 2008. Net periodic pension costs and related components for the Delaware Plan for the three- and nine-month periods ended June 28, 2008 and June 30, 2007, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$16	$—	$48	$20
Interest cost	64	65	192	195
Expected return on plan assets	(81)	(83)	(243)	(249)
Recognized net actuarial loss	17	28	51	84

Net periodic pension cost	$16	$10	$48	$50
Curtailment loss	—	—	—	2
Settlement loss	—	—	109	—

Total pension cost	$16	$10	$157	$52

     In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in November 2004, the Delaware Plan was frozen and there will be no new plan participants. During the nine-month period ended June 28, 2008, the Company incurred a settlement loss of $109,000 for lump-sum distributions to plan participants.
     Supplemental employee retirement plan.. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERP for the three- and nine-month periods ending June 28, 2008 and June 30, 2007, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$39	$41	$117	$123
Interest cost	66	57	198	171
Amortization of prior service cost	57	57	171	171
Recognized net actuarial loss	3	3	9	9

Net periodic benefit cost	$165	$158	$495	$474

(6) Credit Facilities
     As of June 28, 2008, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of June 28, 2008, no borrowings were outstanding on the revolving credit facility, $78.5 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.2 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% – 0.50% for the base rate and 1.25% – 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of June 28, 2008, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of June 28, 2008, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of June 28, 2008, the Company was in compliance with all of the negative covenants under the credit facility.
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

     Amortization of capitalized financing costs associated with the senior secured facility was $125,000 and $374,000 for the three- and nine-month periods ended June 28, 2008 and June 30, 2007, respectively. Accumulated amortization of capitalized financing costs was $3.0 million and $2.5 million as of June 28, 2008 and June 30, 2007, respectively.
(7) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) for the three- and nine-month periods ended June 28, 2008 and June 30, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Earnings from continuing operations	$16,948	$8,344	$28,071	$19,219
Loss from discontinued operations	(21)	(37)	(2)	(220)

Net earnings	$16,927	$8,307	$28,069	$18,999

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	17,330	18,158	17,618	18,136
Dilutive effect of stock-based compensation	152	168	155	168

Weighted average shares outstanding (diluted)	17,482	18,326	17,773	18,304

Per share (basic):
Earnings from continuing operations	$0.98	$0.46	$1.59	$1.06
Loss from discontinued operations	—	—	—	(0.01)

Net earnings	$0.98	$0.46	$1.59	$1.05

Per share (diluted):
Earnings from continuing operations	$0.97	$0.46	$1.58	$1.05
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net earnings	$0.97	$0.45	$1.58	$1.04

     Options to purchase 264,000 shares and 81,000 shares for the three-month periods ended June 28, 2008 and June 30, 2007, respectively, were antidilutive and were not included in the diluted EPS calculation. Options to purchase 200,000 shares and 64,000 shares for the nine-month periods ended June 28, 2008 and June 30, 2007, respectively, were antidilutive and were not included in the diluted EPS calculation.
(8) Share Repurchases
     During the nine-month period ended June 28, 2008, the Company repurchased 913,268 shares or $8.7 million of its common stock, which included 208,585 shares or $2.5 million under the previous $25.0 million share repurchase authorization that was terminated on December 5, 2007, 697,813 shares or $6.2 million under the current $25.0 million share repurchase authorization and 6,870 shares or $76,000 through restricted stock net-share settlements. No purchases of common stock were made during the three-month period ended June 28, 2008. As of June 28, 2008, there was $18.8 million remaining under the current $25.0 million share repurchase authorization that expires on December 5, 2008. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock under the share repurchase authorization and it may be suspended at any time at the Company’s discretion.

(9) Other Financial Data
     Balance sheet information:

	June 28,	September 29,
(In thousands)	2008	2007
Accounts receivable, net:
Accounts receivable	$46,470	$35,128
Less allowance for doubtful accounts	(813)	(610)

Total	$45,657	$34,518

Inventories:
Raw materials	$45,525	$25,443
Work in process	2,378	2,083
Finished goods	25,093	19,875

Total	$72,996	$47,401

Other assets:
Cash surrender value of life insurance policies	$4,283	$4,367
Capitalized financing costs, net	968	1,342
Non-current deferred tax assets	823	1,480
Other	298	296

Total	$6,372	$7,485

Property, plant and equipment, net:
Land and land improvements	$5,616	$5,621
Buildings	31,923	31,981
Machinery and equipment	94,400	86,560
Construction in progress	4,155	3,955

	136,094	128,117
Less accumulated depreciation	(65,763)	(60,970)

Total	$70,331	$67,147

Accrued expenses:
Income taxes	$6,635	$—
Salaries, wages and related expenses	3,281	4,278
Sales allowance reserves	1,507	236
Worker’s compensation	773	499
Customer rebates	727	840
Property taxes	540	749
Cash dividends	524	544
Other	1,016	467

Total	$15,003	$7,613

Other liabilities:
Deferred compensation	$4,964	$4,584
Deferred revenues	—	278
Other	219	—

Total	$5,183	$4,862

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
(11) Contingencies
     Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. The Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI and a judgment declaring that it had no liability to DSI arising out of the ODOT bridge project. The Company’s North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina. On March 5, 2008, the Magistrate Judge in the U.S. District Court issued his recommendation that the Company’s motion to remand the matter to the Surry County Court should be granted. DSI has appealed the Magistrate’s recommendation to the District Judge. On April 17, 2008, the Ohio Court of Claims reached a preliminary ruling denying the Company’s motion to stay the proceedings against the Company in that court. On June 24, 2008, the Ohio Court of Claims reached a final ruling that DSI’s action against the Company may proceed in that court. Regardless of the forum in which this matter proceeds, the Company intends to vigorously defend the claims asserted against it by DSI in addition to pursuing full recovery of the amounts owed to it by DSI.
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
     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 29, 2007, filed with the U.S. Securities and Exchange Commission. You should carefully review these risk and uncertainties.
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
     It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	the expected softening in demand for our products resulting from the anticipated reduction in spending for nonresidential construction, particularly commercial construction;

•	the severity and duration of the downturn in residential construction and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	the impact of increased imports of PC strand;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 29, 2007.
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
Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	June 28,		June 30,	June 28,		June 30,
	2008	Change	2007	2008	Change	2007
Net sales	$104,332	32.1%	$78,966	$247,572	10.8%	$223,448
Gross profit	30,885	78.0%	17,352	57,292	32.2%	43,334
Percentage of net sales	29.6%		22.0%	23.1%		19.4%
Selling, general and administrative expense	$4,496	7.0%	$4,202	$13,748	5.4%	$13,038
Percentage of net sales	4.3%		5.3%	5.6%		5.8%
Interest expense	$150	(3.2%)	$155	$460	2.0%	$451
Effective income tax rate	35.7%		36.1%	35.8%		36.4%
Earnings from continuing operations	$16,948	103.1%	$8,344	$28,071	46.1%	$19,219
Loss from discontinued operations	(21)	N/M	(37)	(2)	N/M	(220)
Net earnings	16,927	103.8%	8,307	28,069	47.7%	18,999
“N/M” = not meaningful

Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007
Net Sales
     Net sales for the third quarter of 2008 increased 32.1% to $104.3 million from $79.0 million in the same year-ago period. Average selling prices for the quarter rose 37.6% while shipments decreased 4.0% from the prior year levels. The increase in average selling prices resulted from price increases implemented by us during the quarter to recover higher raw material costs. The reduction in shipments was primarily driven by the continuation of weak demand from customers that have been negatively impacted by the downturn in residential construction activity.
Gross Profit
     Gross profit for the third quarter of 2008 increased 78.0% to $30.9 million, or 29.6% of net sales from $17.4 million, or 22.0% of net sales in the same year-ago period due to higher spreads between average selling prices and raw material costs, which more than offset lower shipments and higher unit conversion costs. The widening in spreads was driven by the price increases that were implemented during the quarter together with the consumption of lower cost inventory under the first-in, first-out (“FIFO”) method of accounting.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2008 increased 7.0% to $4.5 million, or 4.3% of net sales from $4.2 million, or 5.3% of net sales in the same year-ago period. The increase was primarily due to higher bad debt expense ($149,000) and stock-based compensation expense ($75,000).
Interest Expense
     Interest expense for the third quarter of 2008 was relatively flat at $150,000 compared with $155,000 in the same year-ago period, primarily consisting of non-cash amortization expense associated with capitalized financing costs.
Income Taxes
     Our effective income tax rate for the third quarter of 2008 decreased to 35.7% from 36.1% in the same year-ago period due to an increase in permanent differences resulting from higher tax credits.
Earnings From Continuing Operations
     Earnings from continuing operations for the third quarter of 2008 increased to $16.9 million, or $0.97 per diluted share from $8.3 million, or $0.46 per diluted share in the same year-ago period primarily due to the increase in sales and gross profit which more than offset the increase in SG&A expense.
Loss From Discontinued Operations
     The loss from discontinued operations for the third quarter of fiscal 2008 was $21,000 which had no effect on diluted earnings per share compared to $37,000, or $0.01 per diluted share in the same year-ago period. The current and prior year losses resulted from closure activities associated with our exit from the industrial wire business and the shutdown of our Fredericksburg, Virginia manufacturing facility.
Net Earnings
     Net earnings for the third quarter of 2008 increased to $16.9 million, or $0.97 per diluted share from $8.3 million, or $0.45 per diluted share in the same year-ago period primarily due to the increase in sales and gross profit, which more than offset the increase in SG&A expense.
First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007
Net Sales
     Net sales for the first nine months of 2008 increased 10.8% to $247.6 million from $223.4 million in the same year-ago period. Average selling prices for the nine months rose 17.2% while shipments decreased 5.5% from the prior year levels. The increase in average selling prices resulted from price increases implemented by us during the current year to recover higher raw material costs. The reduction in shipments was driven by (1) the continuation of weak demand from customers that have been negatively impacted by the downturn in residential construction activity; and (2) our decision to solicit minimal new business from posttension customers in the PC strand market due to low-priced Chinese import competition.
Gross Profit
     Gross profit for the first nine months of 2008 increased 32.2% to $57.3 million, or 23.1% of net sales from $43.3 million, or 19.4% of net sales in the same year-ago period due to higher spreads between average selling prices and raw material costs, which more than offset lower shipments and higher unit conversion costs. The widening in spreads was primarily driven by the price increases that were implemented during the current year together with the consumption of lower cost inventory under FIFO accounting.
Selling, General and Administrative Expense
     SG&A expense for the first nine months of 2008 increased 5.4% to $13.7 million, or 5.6% of net sales from $13.0 million, or 5.8% of net sales in the same year-ago period. The increase was primarily due to higher employee benefit costs ($569,000), bad debt expense ($498,000) supplemental employee retirement plan expense ($332,000) and selling expense ($259,000) which was partially offset by the net gain on life insurance settlements ($661,000) and decreases in consulting ($226,000) and legal ($144,000) fees.
Interest Expense
     Interest expense for the first nine months of 2008 was relatively flat at $460,000 compared with $451,000 in the same year-ago period, primarily consisting of non-cash amortization expense associated with capitalized financing costs.
Income Taxes
     Our effective income tax rate for the first nine months of 2008 decreased to 35.8% from 36.4% in the same year-ago period due to an increase in permanent differences resulting from nontaxable proceeds associated with the life insurance settlements and higher tax credits.
Earnings From Continuing Operations
     Earnings from continuing operations for the first nine months of 2008 increased to $28.1 million, or $1.58 per diluted share from $19.2 million, or $1.05 per diluted share in the same year-ago period primarily due to the increases in sales and gross profit which more than offset the increase in SG&A expense.
Loss From Discontinued Operations
     The loss from discontinued operations for the first nine months of 2008 decreased to $2,000, which had no effect on diluted earnings per share from $220,000, or $0.01 per diluted share in the same year-ago period. The current and prior year losses resulted from closure activities associated with our exit from the industrial wire business and the shutdown of our Fredericksburg, Virginia manufacturing facility.
Net Earnings
     Net earnings for the first nine months of 2008 increased to $28.1 million, or $1.58 per diluted share from $19.0 million, or $1.04 per diluted share in the same year-ago period primarily due to the increases in sales and gross profit, which more than offset the increase in SG&A expense.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Net cash provided by operating activities of continuing operations	$26,613	$10,657
Net cash used for investing activities of continuing operations	(7,558)	(13,931)
Net cash used for financing activities of continuing operations	(10,193)	(820)

Net cash used for operating activities of discontinued operations	(93)	(244)

Working capital	87,999	65,468
Total long-term debt	—	—
Percentage of total capital	0.0%	0.0%
Shareholders’ equity	$162,917	$140,918
Percentage of total capital	100.0%	100.0%
Total capital (total long-term debt + shareholders’ equity)	$162,917	$140,918
Cash Flow Analysis
     Operating activities of continuing operations provided $26.6 million of cash for the first nine months of 2008 compared to $10.7 million in the same year-ago period. The year-over-year change was largely due to the $8.9 million increase in earnings from continuing operations in the current year. Cash used by net working capital (accounts receivable, inventories, and accounts payable and accrued expenses) was $11.5 million in the current year compared to $14.6 million in the prior year. The cash used by net working capital in the current year was primarily from the $25.6 million increase in inventories and $11.1 million increase in receivables, which were in turn primarily driven by the sharp escalation in raw material costs and selling prices. These increases were partially offset by the $25.2 million increase in accounts payable and accrued expenses largely due to higher raw material purchases and costs. The cash used for net working capital in the prior year was primarily due to the $12.9 million increase in inventories together with the $4.1 million reduction in accounts payable and accrued expenses. Depreciation and amortization rose $1.3 million, or 31% from the prior year due to the elevated level of capital expenditures and related asset additions over the previous 12 months.
     Investing activities of continuing operations used $7.6 million of cash for the first nine months of 2008 compared to $13.9 million in the same year-ago period. The decrease was primarily due to the $4.9 million reduction in capital expenditures and $1.1 million of proceeds from claims on life insurance policies. Capital expenditures were $8.4 million in the current year with the outlays primarily associated with the upgrading of our Florida PC strand facility in addition to recurring maintenance requirements. Capital expenditures are expected to total $10.0 million for 2008 and decline to an ongoing maintenance range of $3.0 to $5.0 million beginning in 2009, although the actual amount is subject to change based on adjustments in project timelines or scope, future market conditions, our financial performance and additional investment opportunities that may arise.
     Financing activities of continuing operations used $10.2 million of cash for the first nine months of 2008 compared to $820,000 in the same year-ago period largely due to the $8.7 million of share repurchases in the current year.
Credit Facilities
     As of June 28, 2008, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of June 28, 2008, no borrowings were outstanding on the revolving credit facility, $78.5 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.2 million (see Note 6 to the consolidated financial statements).
     Our balance sheet was debt-free as of June 28, 2008 and June 30, 2007. We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any.

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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not obtain any minority interests in subsidiaries subsequent to adoption.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities. SFAS No. 161 will become effective for our fiscal year beginning September 28, 2008. We are currently evaluating the impact of the provisions of SFAS No. 161 on our disclosures.
Outlook
     We expect nonresidential construction, our primary demand driver, to soften through the remainder of 2008 and in 2009 from the levels of recent years. The ongoing housing downturn, tightening in the credit markets, and weakening in the overall economy are anticipated to have an increasingly unfavorable impact in the coming months. In addition, the drop-off in residential construction is expected to persist into 2009, which will continue to adversely affect shipments to customers that have greater exposure to the housing sector. We believe that a recovery in the housing market is unlikely to occur until sometime next year, although the exact timing remains highly uncertain.
     Prices for our primary raw material, hot-rolled steel wire rod, have risen dramatically since the beginning of the year due to the escalation in scrap costs and other raw materials for steel producers and the drop-off in availability of competitively priced imports. We plan on implementing additional price increases during our fourth fiscal quarter sufficient to recover these added costs in our markets, although our success in doing so will ultimately depend upon the magnitude of the drop-off in demand and competitive dynamics, particularly in the PC strand market where we continue to be subject to pricing pressure from Chinese import competition. At the same time, the domestic wire rod market has tightened significantly due to the decreased availability of competitively-priced imports, which could result in a supply deficit as we move further into the year. While a shortage could unfavorably impact shipments depending on the strength of demand, it would likely instill added pricing discipline on the part of our competitors which would favorably impact margins.
     In response to these challenges, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities over the past two years to expand and reconfigure our Tennessee and Florida PC strand facilities, and add new ESM production lines in our North Carolina and Texas plants and a new standard welded wire reinforcing line at our Delaware facility. As we ramp up production on the new equipment, we anticipate dual benefits in the form of reduced operating costs and additional capacity to support future growth as market conditions improve (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic reach.
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
Commodity Prices
     We do not generally use derivative commodity instruments to hedge our exposures to changes in commodity prices. Our principal commodity price exposure is hot-rolled carbon steel wire rod, our primary raw material, which we purchase from both domestic and foreign suppliers and is denominated in U.S. dollars. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which can have a material impact on our gross profit and cash flow from operations.
Interest Rates
     Although we were debt-free as of June 28, 2008, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 28, 2008.
Item 4. Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2008, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
     On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI and a judgment declaring that we had no liability to DSI arising out of the ODOT bridge project. Our North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina. On March 5, 2008, the Magistrate Judge in the U.S. District Court issued his recommendation that our motion to remand the matter to the Surry County Court should be granted. DSI has appealed the Magistrate’s recommendation to the District Judge. On April 17, 2008, the Ohio Court of Claims reached a preliminary ruling denying the Company’s motion to stay the proceedings against the Company in that court. On June 24, 2008, the Ohio Court of Claims reached a final ruling that DSI’s action against the Company may proceed in that court. Regardless of the forum in which this matter proceeds, we intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts owed to us by DSI.
     We are also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     Except as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 29, 2007 are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or operating results.
Our business is cyclical and prolonged or recurring economic declines, including the expected softening in demand for our concrete reinforcing products resulting from anticipated reductions in spending for nonresidential construction, could have a material adverse effect on our financial results.
     Demand for our concrete reinforcing products is cyclical in nature and sensitive to general economic conditions. Our products are sold primarily to manufacturers of concrete products for the construction industry and used for a broad range of nonresidential and residential construction applications. Demand in these markets is driven by the level of construction activity which tends to be correlated with general economic conditions, interest rates, consumer confidence and other factors beyond our control. A prolonged or recurring slowdown in the economy, including the expected softening in demand for our concrete reinforcing products resulting from anticipated reductions in spending for nonresidential construction could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 5, 2007, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock over a period of up to twelve months ending December 5, 2008. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time at our discretion. During the nine-month period ended June 28, 2008, we repurchased 913,268 shares or $8.7 million of our common stock, which included 208,585 shares or $2.5 million under the previous $25.0 million share repurchase authorization that was terminated on December 5, 2007, 697,813 shares or $6.2 million under the current $25.0 million share repurchase authorization and 6,870 shares or $76,000 through restricted stock net-share settlements. No purchases of common stock were made during the three-month period ended June 28, 2008.
Item 6. Exhibits
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: July 21, 2008	By:	/s/ H.O. Woltz III

H.O. Woltz III President and Chief Executive Officer

Date: July 21, 2008	By:	/s/ Michael C. Gazmarian

Michael C. Gazmarian Vice President, Chief Financial Officer and Treasurer

Date: July 21, 2008	By:	/s/ Scot R. Jafroodi

Scot R. Jafroodi Chief Accounting Officer and Corporate Controller

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.