Form 10-K
period 2008-09-27
INSTEEL INDUSTRIES INC
filed 2008-11-18
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9929
INSTEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0674867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1373 Boggs Drive, Mount Airy, North Carolina 27030
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (336) 786-2141
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (No Par Value)	NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          As of March 28, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $125,439,965 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of November 17, 2008, there were 17,507,435 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the impact of the Emergency Economic Stabilization Act of 2008 on the relative availability of financing for us, our customers and the construction industry as a whole;

•	the anticipated reduction in spending for nonresidential construction, particularly commercial construction, and the impact on demand for our concrete reinforcing products;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	the impact of increased imports of prestressed concrete strand (“PC strand”);

•	unanticipated changes in customer demand, order patterns or inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the risks discussed herein under the caption “Risk Factors.”

Item 1. Business
General
          Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. We manufacture and market PC strand and welded wire reinforcement (“WWR”) products, including concrete pipe reinforcement (“CPR”), ESM and standard welded wire reinforcement (“SWWR”). Our products are primarily sold to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2008, we estimate that approximately 89% of our sales were related to nonresidential construction and 11% were related to residential construction.
          Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”) and Intercontinental Metals Corporation. We were incorporated in 1958 in the State of North Carolina.
          Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities in our core businesses that further our penetration of current markets served or expand our geographic reach. Headquartered in Mount Airy, North Carolina, we operate six manufacturing facilities that are located in the U.S. in close proximity to our customers. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.
          Our exit from the industrial wire business in June 2006 (see Note 7 to the consolidated financial statements) was the last in a series of divestitures which served to narrow our strategic and operational focus to concrete reinforcing products. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.
Internet Access to Company Information
          Additional information about us and our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available at no cost on our web site at http://investor.insteel.com/sec.cfm and the SEC’s web site at www.sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information available on our web site and the SEC’s web site is not part of this report and shall not be deemed incorporated into any of our SEC filings.
Products
          Our concrete reinforcing products consist of PC strand and WWR.
          PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For 2008, 2007 and 2006, PC strand sales represented 45%, 44% and 46%, respectively, of our consolidated net sales.
          WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including CPR, SWWR and ESM. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a replacement for hot-rolled rebar due to the cost advantages that it offers. For 2008, 2007 and 2006, WWR sales represented 55%, 56% and 54%, respectively, of our consolidated net sales.
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

Customers
          We sell our products to a broad range of customers which includes manufacturers of concrete products, and to a lesser extent, distributors and rebar fabricators. In fiscal 2008, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors and rebar fabricators. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in fiscal years 2008, 2007 or 2006.
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
Raw Materials
          The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. Wire rod can generally be characterized as a commodity product. We purchase several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties and metallurgical characteristics that are required for our end products. High carbon grades of wire rod are required for the production of PC strand while low carbon grades are used to manufacture WWR.
          Pricing for wire rod tends to fluctuate based on domestic as well as global market conditions. As domestic demand for wire rod exceeds domestic production capacity, imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2008 and 2007, represented approximately 7% and 36%, respectively, of our total wire rod purchases. We believe that the substantial volume and desirable mix of grades represented by our wire rod requirements constitutes a competitive advantage by making us a more attractive customer to our suppliers relative to other manufacturers of our products.
          Domestic wire rod producers have invested heavily over the recent years to improve their quality capabilities and augment their product mix by increasing the proportion of higher value-added products. This evolution toward higher value-added products generally has benefited us in our sourcing of wire rod for PC strand as this grade is more metallurgically and technically sophisticated. At the same time, domestic producers have deemphasized the production of the less sophisticated, low carbon grades of wire rod due to the more intense competitive conditions that prevail in this market. As a result, we typically rely more heavily on imports for supplies of lower grade wire rod. Historically, when traditional offshore suppliers have withdrawn from the domestic market following the filing of trade cases by the domestic industry, new suppliers have filled the resulting gaps in supply.
          Selling prices for our products tend to be correlated with changes in wire rod prices. The timing varies, however, based on market conditions and competitive factors. The relative supply and demand conditions in our markets determine whether our margins expand or contract during periods of rising or falling wire rod prices.
          Wire rod prices were at historically high levels during fiscal 2006 and fluctuated within a narrower range through the year. Domestic wire rod producers operated at less than full operating schedules to manage the balance of supply and demand. The price of imported wire rod rose, driven by increased worldwide demand and higher raw material costs.
          By mid-2007, the price of imported wire rod had escalated to where it was higher than domestic pricing, resulting in reduced purchases of imports after the first quarter of fiscal 2007. Domestic demand for wire rod decreased during 2007, largely due to the drop-off in residential construction which allowed for supply requirements to be fulfilled with the reduced level of imports.
          During fiscal 2008, wire rod prices escalated to record high levels due to tight supply conditions resulting from reduced import availability and dramatic increases in the cost of scrap, energy and other raw materials for steel producers. The reduction in imports was largely driven by the redirection of wire rod by traditional offshore suppliers to other regions of the world experiencing stronger demand and offering more attractive pricing than the U.S. market. The most notable drop in wire rod imports from traditional sources to the United States was from China and Turkey, primarily due to policy changes implemented by the Chinese government to discourage the exporting of wire rod and more attractive conditions in other global markets. During this period we, as well as most of our competitors, adjusted the pricing for our products to reflect the replacement cost of wire rod rather than the lower inventory carrying value, which favorably impacted our profit margins during the year.
Competition
          The markets in which our business is conducted are highly competitive. Some of our competitors are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas, such as Nucor Corporation and Gerdau Ameristeel Corporation. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Our primary competitors for WWR products are Ivy Steel & Wire, Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc., Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc., and Concrete Reinforcements Inc. Our primary competitors for PC strand are American Spring Wire Corporation, Sumiden Wire Products Corporation, Strand-Tech Martin, Inc. and MMI Strand Company, which is affiliated with Ivy Steel & Wire. We believe that we are the largest domestic producer of PC strand and the second largest domestic producer of WWR.
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
Employees
          As of September 27, 2008, we employed 523 people, of which 53 were represented by a labor union (49 employees at our Wilmington, Delaware facility and 4 employees at our Jacksonville, Florida facility). Following the expiration of the Delaware bargaining agreement on November 22, 2006, union employees continued to work without disruption while negotiations were in process on a new collective agreement, which was reached on August 18, 2008 and expires on November 10, 2012.  The collective bargaining agreement with the union at the Jacksonville facility expires on April 30 of each year and is automatically renewed unless either party provides notification of its intent to modify or terminate the agreement. Should we experience a disruption of production at any facility, we have contingency plans in place that we believe would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
Financial Information
          For information with respect to revenue, operating profitability and identifiable assets attributable to our business and geographic areas, see the items referenced in Item 6, Selected Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11 to the consolidated financial statements.
Environmental Matters
          We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Our future compliance with additional environmental requirements could necessitate capital outlays. However, we do not believe that these expenditures would ultimately result in a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal years 2009 and 2010.

Executive Officers of the Company
          Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	52	President, Chief Executive Officer and a Director
Michael C. Gazmarian	49	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	58	Vice President — Administration and Secretary
Richard T. Wagner	49	Vice President and General Manager of IWP
          H. O. Woltz III, 52, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc. until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors.
          Michael C. Gazmarian, 49, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held glass manufacturer, since 1986, serving in various financial capacities.
          James F. Petelle, 58, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President — Administration and Secretary on January 12, 2007. Previously he was employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President — Law from 2000 to October 2006.
          Richard T. Wagner, 49, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of the Company’s subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. Prior to 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, since 1977.
          The executive officers listed above were elected by our Board of Directors at its annual meeting held February 19, 2008 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 10, 2009. Although our bylaws permit the Chairman of the Board to be designated an officer of the Company, Howard O. Woltz, Jr., the current Chairman of the Board, has not been so designated and is not otherwise an employee of the Company. Howard O. Woltz, Jr. is the father of H.O. Woltz III.
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
Our business is cyclical and can be negatively impacted by prolonged economic downturns or tightening in the credit markets that reduce the level of construction activity and demand for our products.
          Demand for our concrete reinforcing products is cyclical in nature and sensitive to changes in the economy and in the credit markets. Our products are sold primarily to manufacturers of concrete products for the construction industry and used for a broad range of nonresidential and residential construction applications. Demand in these markets is driven by the level of construction activity, which tends to be correlated with conditions in the general economy as well as other factors beyond our control. The recent tightening in the credit markets could unfavorably impact demand for our products by reducing the availability of financing to our customers and the construction industry as a whole. Although the implementation of the Emergency Economic Stabilization Act of 2008 and related measures is expected to improve liquidity in the financial markets and increase the availability of financing, the timing and magnitude of the impact is highly uncertain at this time. Future prolonged periods of economic weakness or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Demand for our products is highly variable and difficult to forecast due to our minimal backlog and the unanticipated changes that can occur in customer order patterns or inventory levels.
          Demand for our products is highly variable. The short lead times for customer orders and minimal backlog that characterize our business make it difficult to forecast the future level of demand for our products. In some cases, unanticipated downturns in demand have been exacerbated by inventory reduction measures pursued by our customers. The combination of these factors may cause significant fluctuations in our sales, profitability and cash flows.
Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.
          The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2008, when wire rod prices rose to a record high. Wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.
          Although changes in our wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce gross profit and cash flow from operations. Additionally, should raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory.
          Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. Trade actions by domestic wire rod producers against offshore suppliers can also have a substantial impact on the availability and cost of imported wire rod. The imposition of anti-dumping margins by the Department of Commerce against exporting countries can have the effect of reducing or eliminating their activity in the domestic market, which is of increasing significance in view of the reductions in domestic wire rod production capacity that have occurred in recent years. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner which could result in lost sales and higher operating costs.
Foreign competition could adversely impact our financial results.
          Our PC strand business has experienced increasing competitive pressures from offshore producers exporting into the domestic market, particularly from China. Beginning in the second half of fiscal 2007, we elected not to pursue certain PC strand business that had been negatively impacted by low-priced import competition. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted.
          In 2003, we, together with a coalition of U.S. producers of PC strand, obtained a favorable determination from the ITC in response to the petitions we had filed alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the United States at a price that was lower than the price in their home markets or their cost and had injured the domestic PC strand industry. The International Trade Commission (“ITC”) imposed anti-dumping duties ranging from 12% up to 119% which had the effect of limiting the participation of these companies in the domestic market. Should domestic market conditions deteriorate in the future to where U.S. producers could demonstrate that imports were being “dumped” in the U.S. market and were causing or threatening to cause material injury to the domestic industry, we would anticipate coordinating with other U.S. producers to pursue similar trade cases, although no assurances can be provided that the outcome of such actions would be favorable.
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
          Our employee benefit costs, particularly our medical and workers’ compensation costs, have increased substantially in recent years and are expected to continue to rise. In addition, higher prices for natural gas, electricity, fuel and consumables increase our manufacturing and distribution costs. Most of our sales are made under terms whereby we incur the fuel costs and surcharges associated with the delivery of products to our customers. Although we have implemented numerous measures to offset the impact of the ongoing escalation in these costs, there can be no assurance that such actions will be effective. If we are unable to pass these additional costs through by raising selling prices, our financial results could be adversely impacted.
Our capital resources may not be adequate to provide for our capital investment and maintenance expenditures if we were to experience a substantial downturn in our financial performance.
          Our operations are capital intensive and require substantial recurring expenditures for the routine maintenance of our equipment and facilities. Although we expect to finance our business requirements through internally generated funds or from borrowings under our $100.0 million revolving credit facility, we cannot provide any assurances these resources will be sufficient to support our business. A material adverse change in our operations or financial condition could limit our ability to borrow funds under our credit facility which could further adversely impact our liquidity and financial condition. Any significant future acquisitions could require additional financing from external sources and may not be available on favorable terms which could adversely impact our operations, growth plans, financial condition and results of operations.
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
          As of September 27, 2008, we employed 523 people, of which 53 were represented by a labor union (49 employees at our Wilmington, Delaware facility and 4 employees at our Jacksonville, Florida facility). Following the expiration of the Delaware bargaining agreement on November 22, 2006, union employees continued to work without disruption while negotiations were in process on a new collective agreement, which was reached on August 18, 2008 and expires on November 10, 2012.  The collective bargaining agreement with the union at the Jacksonville facility expires on April 30 of each year and is automatically renewed unless either party provides notification of its intent to modify or terminate the agreement. Should we experience a disruption of production at any facility, we have contingency plans in place that would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
Our stock price can be volatile, often in connection with matters beyond our control.
          Equity markets in the United States have often been volatile. During fiscal 2008, our common stock traded as high as $20.17 and as low as $7.36. The following factors could cause the price of our common stock to fluctuate significantly, several of which are beyond our control: variations in our quarterly and annual operating results; changes in our business outlook; changes in market valuations of companies in our markets; changes in the expectations for nonresidential and residential construction; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.
Item 1B. Unresolved Staff Comments.
          None.

Item 2. Properties.
          Insteel’s corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. We operate seven manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hickman, Kentucky; Mount Airy, North Carolina; Sanderson, Florida; Wilmington, Delaware; and Jacksonville, Florida. In connection with our exit from the industrial wire business, we are pursuing the sale of an idle facility located in Fredericksburg, Virginia.
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
Item 3. Legal Proceedings.
          On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI and a judgment declaring that we had no liability to DSI arising out of the ODOT bridge project. Our North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina. On March 5, 2008, the Magistrate Judge in the U.S. District Court issued his recommendation that our motion to remand the matter to the Surry County Court should be granted. DSI has appealed the Magistrate’s recommendation to the District Judge, who has not yet ruled on DSI’s appeal. On April 17, 2008, the Ohio Court of Claims reached a preliminary ruling denying our motion to stay the proceedings against us in that court. On June 24, 2008, the Ohio Court of Claims reached a final ruling that DSI’s action against us may proceed in that court. We subsequently filed a motion to dismiss the Ohio action on the grounds that it is barred by the relevant Statute of Limitations. The Ohio Court has not yet ruled on this motion. In any event, we intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts owed to us by DSI.
          We are also, from time to time, involved in various other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate cost to resolve these other matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
          Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. At November 14, 2008, there were 1,025 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividend per share declared in fiscal 2008 and fiscal 2007:

	Fiscal 2008			Fiscal 2007
			Cash			Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$16.35	$10.00	$0.03	$21.97	$16.58	$0.03
Second Quarter	12.45	7.36	0.03	19.06	15.89	0.03
Third Quarter	19.14	9.96	0.03	19.66	16.43	0.03
Fourth Quarter	20.17	13.77	0.53	23.00	15.35	0.03
          On December 5, 2007, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock over a period of up to twelve months ending December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time at our discretion. The new authorization replaces the previous $25.0 million share repurchase authorization that was to expire on January 5, 2008, under which we repurchased 208,585 shares or $2.5 million of our common stock.

          The following table summarizes the repurchases of common stock during the year ended September 27, 2008:

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value) of
		Average Price	as Part of Publicly	Shares That May Yet Be
	Total Number of	Paid per	Announced Plan or	Purchased Under the Plan or
(In thousands except per share amounts)	Shares Purchased	Share	Program	Program
September 30, 2007 - November 3, 2007	133	$12.50	133	$23,300	(1)
November 4, 2007 - December 1, 2007	75	$11.46	75	$22,500	(1)
December 2, 2007 - December 29, 2007	—	—	—	$25,000	(2)
December 30, 2007 - February 2, 2008	565	$8.31	565	$20,305	(2)
February 3, 2008 - March 1, 2008	133	$11.04	133	$18,837	(2)
March 2, 2008 - March 29, 2008 (3)	7	$10.99	7	$18,837	(2)
March 30, 2008 - September 27, 2008	—	—	—	$18,837	(2)

	913		913

(1)	Under our previous $25.0 million share repurchase authorization announced on January 10, 2007 that was scheduled to expire on January 5, 2008 but was replaced by a new $25.0 million share repurchase authorization announced on December 5, 2007.

(2)	Under the $25.0 million share repurchase authorization announced on December 5, 2007 that expires on December 5, 2008.

(3)	Represents 6,870 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.
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
          In July 2005, we resumed our quarterly cash dividend of $0.03 per share. On August 12, 2008, our Board of Directors approved a special cash dividend of $0.50 per share that was paid on October 3, 2008. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans.
          In April 1999, our Board of Directors adopted a Rights Agreement between us and First Union National Bank, as Rights Agent. In connection with adopting the Rights Agreement, we declared a dividend of one right per share of our common stock to shareholders of record as of May 17, 1999. Generally, the Rights Agreement provides that one right will attach to each share of our common stock issued after that date. Each right entitles the registered holder to purchase from us on certain dates described in the Rights Agreement one one-hundredth of a share of our Series A Junior Participating Preferred Stock. For more information regarding our Rights Agreement, see Note 15 to the consolidated financial statements.

Equity Compensation Plan Information
September 27, 2008
(In thousands, except exercise price amount)

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	531	$11.17	1,035 (1)

(1)	In addition to being available for future issuance upon the exercise of stock options that may be granted after September 27, 2008, the securities shown are available for future issuance in the form of restricted stock (or other stock-based awards) made under our 2005 Equity Incentive Plan, as amended.
          We do not have any equity compensation plans that have not been approved by shareholders.
Item 6. Selected Financial Data.
Financial Highlights
(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
	September 27,	September 29,	September 30,	October 1,	October 2,
	2008	2007	2006	2005	2004
Net sales	$353,862	$297,806	$329,507	$309,320	$298,754
Earnings from continuing operations	43,717	24,284	34,377	24,499	32,035
Net earnings	43,752	24,162	33,040	25,045	31,489
Earnings per share from continuing operations (basic)	2.49	1.34	1.88	1.31	1.85
Earnings per share from continuing operations (diluted)	2.47	1.33	1.86	1.29	1.78
Net earnings per share (basic)	2.49	1.33	1.80	1.34	1.82
Net earnings per share (diluted)	2.47	1.32	1.79	1.32	1.75
Cash dividends declared	0.62	0.12	0.12	0.06	—
Total assets	228,220	173,529	166,596	138,276	151,291
Total long-term debt	—	—	—	11,860	52,368
Shareholders’ equity	169,847	143,850	122,438	97,036	71,211
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
Overview
          Following our exit from the industrial wire business (see Note 7 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic reach.

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
          Following is a discussion of our most critical accounting policies, which are those that are both important to the depiction of our financial condition and results of operations and that require judgments, assumptions and estimates.
          Revenue recognition. We recognize revenue from product sales in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and as such, are excluded from revenue.
          Concentration of credit risk. Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by institutions in which our cash and cash equivalents are held and customers to the extent of the amounts recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.
          Most of our accounts receivable are due from customers that are located in the United States and we generally require no collateral depending upon the creditworthiness of the account. We utilize credit insurance on certain accounts receivable due from customers located outside of the United States. We provide an allowance for doubtful accounts based upon our assessment of the credit risk of specific customers, historical trends and other information. There is no disproportionate concentration of credit risk.
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
          Recent accounting pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning in fiscal 2009. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not enter into business combinations subsequent to adoption.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not obtain any minority interests in subsidiaries subsequent to adoption.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities. SFAS No. 161 will become effective for us beginning in fiscal 2009 and is not expected to have any impact on our disclosures to the extent that we do not initiate any such activities subsequent to adoption.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated financial statements.
          In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. We are currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.
Results of Operations
Statements of Operations – Selected Data
(Dollars in thousands)

	Year Ended
	September 27,		September 29,		September 30,
	2008	Change	2007	Change	2006
Net sales	$353,862	18.8%	$297,806	(9.6%)	$329,507
Gross profit	86,755	54.8%	56,061	(20.9%)	70,871
Percentage of net sales	24.5%		18.8%		21.5%
Selling, general and administrative expense	$18,623	5.9%	$17,583	3.5%	$16,996
Percentage of net sales	5.3%		5.9%		5.2%
Other expense (income), net	85	N/M	4	N/M	(446)
Interest expense	594	0.3%	592	(11.5%)	669
Interest income	(721)	73.7%	(415)	62.7%	(255)
Effective income tax rate	35.9%		36.6%		36.2%
Earnings from continuing operations	$43,717	80.0%	$24,284	(29.4%)	$34,377
Earnings (loss) from discontinued operations	35	N/M	(122)	N/M	(1,337)
Net earnings	43,752	81.1%	24,162	(26.9%)	33,040

“NM” = not meaningful
2008 Compared with 2007
Net Sales
          Net sales increased 18.8% to $353.9 million in 2008 from $297.8 million in 2007. Average selling prices for the year increased 28.7% while shipments decreased 7.7% from the prior year levels. The increase in average selling prices was driven by price increases that were implemented during the year to recover the unprecedented escalation in our raw material costs. The reduction in shipments was primarily due to the continuation of weak demand from customers that have been negatively impacted by the downturn in residential construction activity.
Gross Profit
          Gross profit increased 54.8% to $86.8 million, or 24.5% of net sales in 2008 from $56.1 million, or 18.8% of net sales in 2007 primarily due to higher spreads between average selling prices and raw material costs, which more than offset lower shipments and higher unit conversion costs. The widening in spreads during the current year was primarily driven by the price increases that were implemented together with the consumption of lower cost inventory under the first-in, first-out (“FIFO”) method of accounting.

Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) increased 5.9% to $18.6 million, or 5.3% of net sales in 2008 from $17.6 million, or 5.9% of net sales in 2007 primarily due to increases in employee benefit costs ($812,000), bad debt expense ($630,000), compensation expense ($370,000) and supplemental employee retirement plan expense ($291,000), which were partially offset by the net gain on life insurance settlements ($661,000) and decreases in consulting expense ($204,000), travel expense ($167,000) and legal fees ($79,000).
Interest Expense
          Interest expense for 2008 was relatively flat at $594,000 compared to $592,000 in 2007, primarily consisting of non-cash amortization expense associated with capitalized financing costs.
Interest Income
          Interest income for 2008 increased $306,000, or 73.7%, to $721,000 from $415,000 in 2007 primarily due to higher average cash balances.
Income Taxes
          Our effective income tax rate decreased to 35.9% in 2008 from 36.6% in 2007 due to an increase in permanent differences resulting from higher tax credits attributable to domestic production activities and nontaxable proceeds associated with life insurance settlements.
Earnings From Continuing Operations
          Earnings from continuing operations for 2008 increased to $43.7 million, or $2.47 per diluted share, compared to $24.3 million, or $1.33 per diluted share in 2007 primarily due to the increases in sales and gross profit which more than offset the increase in SG&A expense.
Earnings (Loss) From Discontinued Operations
          Earnings from discontinued operations for 2008 were $35,000, which had no effect on diluted earnings per share, compared with a loss of $122,000, or $0.01 per diluted share in 2007. The earnings in 2008 resulted from escrow payments we received that were forfeited by a prospective buyer of our Fredericksburg, Virginia manufacturing facility, which we had closed in 2006 in connection with our exit from the industrial wire business.
Net Earnings
          Net earnings for 2008 increased to $43.8 million, or $2.47 per diluted share, compared to $24.2 million, or $1.32 per diluted share in 2007 primarily due to the increases in sales and gross profit which more than offset the increase in SG&A expense.
2007 Compared with 2006
Net Sales
          Net sales decreased 9.6% to $297.8 million in 2007 from $329.5 million in 2006. Shipments for the year decreased 11.4% while average selling prices rose 2.0% from the prior year. The reduction in shipments was driven by a combination of factors including: (1) the continuation of weak demand and inventory reduction measures pursued by customers that have been negatively impacted by the downturn in residential construction activity; (2) our decision to solicit minimal new business from posttension customers in the PC strand market due to low-priced import competition; and (3) less favorable weather conditions in certain of our markets relative to the prior year which reduced the level of construction activity.

Gross Profit
          Gross profit decreased 20.9% to $56.1 million, or 18.8% of net sales in 2007 from $70.9 million, or 21.5% of net sales in 2006 primarily due to the reduction in shipments, higher unit manufacturing costs resulting from lower operating levels and higher raw material costs which were partially offset by the increase in average selling prices.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) increased 3.5% to $17.6 million, or 5.9% of net sales in 2007 from $17.0 million, or 5.2% of net sales in 2006 primarily due to higher compensation expense ($989,000) which was partially offset by lower employee benefit costs ($387,000).
Other Expense (Income), Net
          Other expense was $4,000 in 2007 compared with income of $446,000 in 2006. The income for 2006 was primarily related to a $247,000 litigation settlement and $128,000 of duties related to the dumping and countervailing duty cases that were filed by a coalition of domestic PC strand producers which included us.
Interest Expense
          Interest expense decreased $77,000, or 12%, to $592,000 in 2007 from $669,000 in 2006 primarily due to lower average outstanding balances on the revolving credit facility in 2007 together with lower amortization expense associated with capitalized financing costs.
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
Earnings (Loss) From Discontinued Operations
          The loss from discontinued operations for 2007 was $122,000, or $0.01 per diluted share compared to $1.3 million, or $0.07 per diluted share in 2006. The 2007 loss reflects the closure costs incurred to exit the industrial wire business and close our Fredericksburg, Virginia manufacturing facility. The 2006 loss reflects the operating losses incurred by the industrial wire business together with the closure costs which were partially offset by a $1.3 million pre-tax gain on the sale of certain machinery and equipment associated with the industrial wire business for $6.0 million.
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

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Net cash provided by operating activities of continuing operations	$36,808	$17,065	$42,650
Net cash used for investing activities of continuing operations	(8,249)	(17,062)	(19,472)
Net cash used for financing activities of continuing operations	(10,710)	(1,842)	(22,008)

Net cash provided (used for) by operating activities of discontinued operations	(59)	(147)	2,185
Net cash provided by investing activities of discontinued operations	—	—	5,963

Working capital	97,566	70,697	56,938
Total long-term debt	—	—	—
Percentage of total capital	—	—	—
Shareholders’ equity	$169,847	$143,850	$122,438
Percentage of total capital	100%	100%	100%
Total capital (total long-term debt + shareholders’ equity)	$169,847	$143,850	$122,438
Cash Flow Analysis
          Operating activities of continuing operations provided $36.8 million of cash in 2008 compared with $17.1 million in 2007 and $42.7 million in 2006. The year-over-year increase in 2008 was largely due to the $19.4 million increase in earnings from continuing operations. In 2008 and 2007, the net change in receivables, inventory and accounts payable and accrued expenses used $20.2 million and $14.6 million, respectively, of cash while providing $4.3 million in 2006. The cash used by working capital in the current year was due to the $23.8 million increase in inventory and $15.1 million increase in accounts receivable, which were in turn largely driven by the sharp escalation in raw material costs and selling prices. These increases were partially offset by the $18.7 million increase in accounts payable and accrued expenses, which was primarily due to the higher raw material costs. Depreciation and amortization rose $1.6 million, or 27.3% from the prior year as a result of the elevated level of capital expenditures and related asset additions over the previous two years. Cash provided by deferred income taxes decreased $1.5 million to $484,000 in 2008 from $2.0 million in 2007.
          Investing activities of continuing operations used $8.2 million of cash in 2008 compared with $17.1 million in 2007 and $19.5 million in 2006. The decrease was primarily due to the $7.5 million reduction in capital expenditures and $1.1 million of proceeds from claims on life insurance policies. Capital expenditures amounted to $9.5 million, $17.0 million and $19.0 million in 2008, 2007 and 2006, respectively, with the current year outlays primarily associated with the upgrading of our Florida PC strand facility in addition to recurring maintenance requirements. During 2007 and 2006, the higher levels of capital expenditures were primarily related to the expansion of our Tennessee PC strand facility, the addition of new ESM production lines at our North Carolina and Texas facilities, and the addition of a new SWWR production line at our Delaware facility. Maintenance-related capital expenditures are expected to total less than $5.0 million in 2009. The actual timing of these expenditures as well as the amounts are subject to change based on future market conditions, our financial performance and additional growth opportunities that may arise. Investing activities from discontinued operations did not provide or use cash in 2008 and 2007 while providing $6.0 million in 2006 from the net proceeds on the sale of certain machinery and equipment associated with our discontinued industrial wire business.
          Financing activities of continuing operations used $10.7 million of cash in 2008 compared with $1.8 million in 2007 and $22.0 million in 2006. The year-over-year increase in 2008 was primarily due to the $8.7 million of share repurchases in the current year. Subsequent to the end of the fiscal year, on October 3, 2008, we paid a cash dividend to our shareholders totaling $9.3 million in the aggregate or $0.53 per share, which included a special cash dividend of $8.8 million, or $0.50 per share in addition to our regular quarterly cash dividend of $525,000, or $0.03 per share.
Credit Facilities
          As of September 27, 2008, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. No borrowings were outstanding on the credit facility as of September 27, 2008 and September 29, 2007 and outstanding letters of credit totaled $1.2 million and $1.9 million, respectively. As of September 27, 2008, $80.0 million of borrowing capacity was available on the credit facility (see Note 4 to the consolidated financial statements).

          Our balance sheet was debt-free as of September 27, 2008 and September 29, 2007. We believe that, in the absence of significant unanticipated cash demands, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected short-term and long-term requirements for working capital, capital expenditures, dividends and share repurchases, if any.
Impact of Inflation
          We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2008, we implemented price increases in response to the unprecedented escalation in wire rod costs, materially increasing our net sales and earnings from continuing operations due to the consumption of lower cost inventory. During 2007 and 2006, inflation did not have a material impact on our net sales or earnings from continuing operations.
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
Contractual Obligations
          Our contractual obligations and commitments at September 27, 2008 are as follows:
Payments Due by Period
(In thousands)

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Contractual obligations:
Operating leases	$1,146	$587	$548	$11	$—
Raw material purchase commitments(1)	89,652	89,652	—	—	—
Supplemental employee retirement plan obligations	19,095	155	398	487	18,055
Pension benefit obligations	8,769	607	1,099	665	6,398
Trade letters of credit	1,154	1,154	—	—	—
Other unconditional purchase obligations(2)	1,115	1,115	—	—	—
Commitment fee on unused portion of credit facility	492	295	197	—	—
FIN No. 48 obligations including interest and penalties	48	48	—	—	—

Total	$121,471	$93,613	$2,242	$1,163	$24,453

(1)	Non-cancelable fixed price purchase commitments for raw materials.

(2)	Contractual commitments for capital expenditures.
Outlook
          Our visibility for business conditions in fiscal 2009 is clouded by the increased uncertainty regarding future global economic conditions, tightening in the credit markets and the anticipated reduction in steel prices. Although we expect nonresidential construction, our primary demand driver, to decline from the levels of recent years, the magnitude of the decrease is highly uncertain at this time. We anticipate residential construction will remain weak, which would continue to adversely affect shipments to customers that have greater exposure to the housing sector.
          Prices for our primary raw material, hot-rolled steel wire rod, have begun to soften in recent months following the unprecedented escalation that we experienced during fiscal 2008 as scrap costs for steel producers have plummeted and the availability of competitively priced imports has increased. Purchasers at all levels of the supply chain have scaled back their commitments to minimize inventories in response to the heightened level of uncertainty regarding future demand and speculation that prices could fall further. These pricing pressures could be exacerbated in our PC strand business by the increase in irrationally priced imports from China.

          In response to these challenges, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in recent years to expand and reconfigure our Tennessee and Florida PC strand facilities, and add new ESM production lines in our North Carolina and Texas plants and a new standard welded wire reinforcing line at our Delaware facility. As we ramp up production on the new equipment, we anticipate dual benefits in the form of reduced operating costs and additional capacity to support future growth when market conditions improve (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic reach.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Commodity Prices
          We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our 2008 shipments and average rod cost reflected in cost of sales, a 10% increase in the price of steel wire rod would have resulted in a $19.7 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).
Interest Rates
          Although we were debt-free as of September 27, 2008, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars and any such transactions have not been material in the past. We will occasionally hedge firm commitments for equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 27, 2008. During fiscal 2008, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.
(a) Financial Statements

Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007	22
Consolidated Statements of Operations for the years ended September 27, 2008, September 29, 2007 and September 30, 2006	23
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended September 27, 2008, September 29, 2007 and September 30, 2006	24
Consolidated Statements of Cash Flows for the years ended September 27, 2008, September 29, 2007 and September 30, 2006	25
Notes to Consolidated Financial Statements	26
Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements	45
Schedule II – Valuation and Qualifying Accounts for the years ended September 27, 2008, September 29, 2007 and September 30, 2006	46
Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting	48

(b) Supplementary Data
     Selected quarterly financial data for 2008 and 2007 is as follows:
Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	December 29	March 29	June 28	September 27
2008
Operating results:
Net sales	$65,980	$77,260	$104,332	$106,290
Gross profit	10,620	15,787	30,885	29,463
Earnings from continuing operations	4,231	6,892	16,948	15,646
Earnings (loss) from discontinued operations	(7)	26	(21)	37
Net earnings	4,224	6,918	16,927	15,683
Per share data:
Basic:
Earnings from continuing operations	0.23	0.40	0.98	0.90
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings	0.23	0.40	0.98	0.90
Diluted:
Earnings from continuing operations	0.23	0.39	0.97	0.89
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings	0.23	0.39	0.97	0.89

	Quarter Ended
	December 30	March 31	June 30	September 29
2007
Operating results:
Net sales	$69,716	$74,766	$78,966	$74,358
Gross profit	13,624	12,358	17,352	12,727
Earnings from continuing operations	5,931	4,944	8,344	5,065
Earnings (loss) from discontinued operations	(152)	(31)	(37)	98
Net earnings	5,779	4,913	8,307	5,163
Per share data:
Basic:
Earnings from continuing operations	0.33	0.27	0.46	0.28
Earnings (loss) from discontinued operations	(0.01)	—	—	—
Net earnings	0.32	0.27	0.46	0.28
Diluted:
Earnings from continuing operations	0.32	0.27	0.46	0.28
Earnings (loss) from discontinued operations	—	—	(0.01)	—
Net earnings	0.32	0.27	0.45	0.28

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	September 27,	September 29,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$26,493	$8,703
Accounts receivable, net	49,581	34,518
Inventories	71,220	47,401
Prepaid expenses and other	3,122	4,640

Total current assets	150,416	95,262
Property, plant and equipment, net	69,105	67,147
Other assets	5,064	7,485
Non-current assets of discontinued operations	3,635	3,635

Total assets	$228,220	$173,529

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$23,581	$16,705
Accrued expenses	29,081	7,613
Current liabilities of discontinued operations	188	247

Total current liabilities	52,850	24,565
Other liabilities	5,306	4,862
Long-term liabilities of discontinued operations	217	252
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	—	—
Common stock, no par value
Authorized shares: 20,000
Issued and outstanding shares: 2008, 17,507; 2007, 18,303	17,507	18,303
Additional paid-in capital	43,202	48,939
Deferred stock compensation	(1,456)	(1,132)
Retained earnings	112,479	79,859
Accumulated other comprehensive loss	(1,885)	(2,119)

Total shareholders’ equity	169,847	143,850

Total liabilities and shareholders’ equity	$228,220	$173,529

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Net sales	$353,862	$297,806	$329,507
Cost of sales	267,107	241,745	258,636

Gross profit	86,755	56,061	70,871
Selling, general and administrative expense	18,623	17,583	16,996
Other expense (income), net	85	4	(446)
Interest expense	594	592	669
Interest income	(721)	(415)	(255)

Earnings from continuing operations before income taxes	68,174	38,297	53,907
Income taxes	24,457	14,013	19,530

Earnings from continuing operations	43,717	24,284	34,377
Earnings (loss) from discontinued operations net of income taxes of $23, ($77) and ($851)	35	(122)	(1,337)

Net earnings	$43,752	$24,162	$33,040

Per share amounts:
Basic:
Earnings from continuing operations	$2.49	$1.34	$1.88
Earnings (loss) from discontinued operations	—	(0.01)	(0.08)

Net earnings	$2.49	$1.33	$1.80

Diluted:
Earnings from continuing operations	$2.47	$1.33	$1.86
Earnings (loss) from discontinued operations	—	(0.01)	(0.07)

Net earnings	$2.47	$1.32	$1.79

Cash dividends declared	$0.62	$0.12	$0.12

Weighted shares outstanding:
Basic	17,547	18,142	18,307

Diluted	17,712	18,314	18,473

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)(1)	Equity
Balance at October 1, 2005	18,860	$18,861	$45,003	$(508)	$34,772	$(1,092)	$97,036

Comprehensive income:
Net earnings					33,040		33,040
Reduction in pension plan liability(1)						1,092	1,092

Comprehensive income(1)							34,132
Stock options exercised	101	101	259				360
Restricted stock granted	51	50	742	(792)			—
Restricted stock shares from dividend	1	1	7				8
Compensation expense associated with stock-based plans			535	638			1,173
Excess tax benefits from stock-based compensation			459				459
Repurchases of common stock	(800)	(800)			(7,729)		(8,529)
Cash dividends declared					(2,201)		(2,201)

Balance at September 30, 2006	18,213	$18,213	$47,005	$(662)	$57,882	$—	$122,438

Comprehensive income:
Net earnings					24,162		24,162
Recognition of additional pension plan liability(1)						(9)	(9)
Adjustment to adopt SFAS No. 158						(2,110)	(2,110)

Comprehensive income(1)							22,043
Stock options exercised	23	23	139				162
Restricted stock granted	67	67	1,148	(1,215)			—
Restricted stock shares from dividend			12				12
Compensation expense associated with stock-based plans			513	745			1,258
Excess tax benefits from stock-based compensation			122				122
Cash dividends declared					(2,185)		(2,185)

Balance at September 29, 2007	18,303	$18,303	$48,939	$(1,132)	$79,859	$(2,119)	$143,850

Comprehensive income:
Net earnings					43,752		43,752
Adjustment to defined benefit plan liability(1)						234	234

Comprehensive income(1)							43,986
Stock options exercised	24	24	96				120
Restricted stock granted	93	93	1,092	(1,185)			—
Compensation expense associated with stock-based plans			898	861			1,759
Adjustment to adopt FIN No. 48					(256)		(256)
Excess tax benefits from stock-based compensation			31				31
Repurchases of common stock	(906)	(906)	(7,785)				(8,691)
Restricted stock surrendered for withholding taxes payable	(7)	(7)	(69)				(76)
Cash dividends declared					(10,876)		(10,876)

Balance at September 27, 2008	17,507	$17,507	$43,202	$(1,456)	$112,479	$(1,885)	$169,847

(1)	Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2006 — ($702), 2007 — $1,299, 2008 — ($143)
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Cash Flows From Operating Activities:
Net earnings	$43,752	$24,162	$33,040
Loss (earnings) from discontinued operations	(35)	122	1,337

Earnings from continuing operations	43,717	24,284	34,377
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,271	5,711	4,578
Amortization of capitalized financing costs	498	498	529
Stock-based compensation expense	1,759	1,258	1,173
Excess tax benefits from stock-based compensation	(31)	(122)	(459)
Loss on sale of property, plant and equipment	289	301	82
Deferred income taxes	484	2,003	(1,627)
Gain from life insurance proceeds	(661)	—	—
Increase in cash surrender value of life insurance over premiums paid	—	(277)	(193)
Net changes in assets and liabilities:
Accounts receivable, net	(15,063)	3,001	1,082
Inventories	(23,819)	(604)	(15,228)
Accounts payable and accrued expenses	18,699	(17,019)	18,456
Other changes	3,665	(1,969)	(120)

Total adjustments	(6,909)	(7,219)	8,273

Net cash provided by operating activities — continuing operations	36,808	17,065	42,650
Net cash provided by (used for) operating activities — discontinued operations	(59)	(147)	2,185

Net cash provided by operating activities	36,749	16,918	44,835

Cash Flows From Investing Activities:
Capital expenditures	(9,456)	(17,013)	(18,959)
Proceeds from sale of assets held for sale	—	590	—
Proceeds from sale of property, plant and equipment	116	—	52
Proceeds from surrender of life insurance policies	170	—	—
Increase in cash surrender value of life insurance policies	(190)	(639)	(565)
Proceeds from life insurance claims	1,111	—	—

Net cash used for investing activities — continuing operations	(8,249)	(17,062)	(19,472)
Net cash provided by investing activities — discontinued operations	—	—	5,963

Net cash used for investing activities	(8,249)	(17,062)	(13,509)

Cash Flows From Financing Activities:
Proceeds from long-term debt	951	16,999	135,219
Principal payments on long-term debt	(951)	(16,999)	(147,079)
Financing costs	—	—	(307)
Cash received from exercise of stock options	120	162	360
Excess tax benefits from stock-based compensation	31	122	459
Repurchases of common stock	(8,691)	—	(8,529)
Cash dividends paid	(2,141)	(2,176)	(2,222)
Other	(29)	50	91

Net cash used for financing activities — continuing operations	(10,710)	(1,842)	(22,008)

Net cash used for financing activities	(10,710)	(1,842)	(22,008)

Net increase (decrease) in cash and cash equivalents	17,790	(1,986)	9,318
Cash and cash equivalents at beginning of period	8,703	10,689	1,371

Cash and cash equivalents at end of period	$26,493	$8,703	$10,689

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$95	$93	$202
Income taxes	11,563	16,785	17,489
Non-cash financing activity:
Purchases of property, plant and equipment in accounts payable	178	937	—
Issuance of restricted stock	1,185	1,215	792
Declaration of cash dividends to be paid	9,279	544	543
Restricted stock surrendered for withholding taxes payable	76	—	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 27, 2008, SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
(1) Description of Business
     Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries,, Insteel Wire Products Company (“IWP”) and Intercontinental Metals Corporation. The Company manufactures and markets PC strand and welded wire reinforcement products, including concrete pipe reinforcement, engineered structural mesh and standard welded wire reinforcement. The Company’s products are primarily sold to manufacturers of concrete products and to a lesser extent to distributors and rebar fabricators that are located nationwide as well as in Canada, Mexico, and Central and South America.
     In 2006, the Company exited the industrial wire business in order to narrow its strategic and operational focus to concrete reinforcing products (see Note 7 to the consolidated financial statements). The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.
(2) Summary of Significant Accounting Policies
     Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2008, 2007 and 2006 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.
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
     Concentration of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company is exposed to credit risk in the event of default by these institutions and customers to the extent of the amount recorded on the balance sheet. The Company invests excess cash primarily in money market funds, which are highly liquid securities.
     The majority of the Company’s accounts receivable are due from customers that are located in the United States and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company utilizes credit insurance on certain accounts receivable due from customers located outside of the United States. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. The Company writes off accounts receivable when they become uncollectible and payments subsequently received are credited to the allowance for doubtful accounts. There is no disproportionate concentration of credit risk.
     Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued by using a Monte Carlo valuation model at the grant date. The Monte Carlo valuation model considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate. Excess tax benefits generated from option exercises during 2008, 2007 and 2006 were $31,000, $122,000 and $459,000, respectively.
     Revenue recognition. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” when the products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and as such, are excluded from revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Shipping and handling costs. The Company includes all of the outbound freight, shipping and handling costs associated with the shipment of products to customers in cost of sales. Any amounts paid by customers to the Company for shipping and handling are recorded in net sales on the consolidated statement of operations.
     Inventories. Inventories are valued at the lower of weighted average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).
     Property, plant and equipment. Property, plant and equipment are recorded at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 — 15 years. Depreciation expense was approximately $7.3 million in 2008, $5.7 million in 2007, and $4.6 million in 2006. Capitalized software is amortized over the shorter of the estimated useful life or 5 years. No interest costs were capitalized in 2008, 2007 or 2006.
     Other assets. Other assets consist principally of non-current deferred tax assets, capitalized financing costs, the cash surrender value of life insurance policies and assets held for sale. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the life of the related credit agreement.
     Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2008, 2007, or 2006.
     Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.
     Income taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) effective September 30, 2007, the beginning of fiscal year 2008. The cumulative effect of adopting FIN No. 48 resulted in a $256,000 increase in tax reserves and a corresponding decrease in the Company’s retained earnings balance as of September 30, 2007.
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
     Recent accounting pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on the Company’s consolidated financial statements to the extent that it does not enter into business combinations subsequent to adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material effect on the Company’s consolidated financial statements to the extent that it does not obtain any minority interests in subsidiaries subsequent to adoption.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities. SFAS No. 161 will become effective for the Company beginning in fiscal 2009 and is not expected to have any impact on its disclosures to the extent that it does not initiate any such activities subsequent to adoption.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. The Company is currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.
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
(4) Credit Facilities
     As of September 27, 2008, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditures and general corporate requirements. No borrowings were outstanding on the credit facility as of September 27, 2008 and September 29, 2007 and outstanding letters of credit totaled $1.2 million and $1.9 million, respectively. As of September 27, 2008, $80.0 million of borrowing capacity was available on the credit facility.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of September 27, 2008, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of September 27, 2008, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of September 27, 2008, the Company was in compliance with all of the negative covenants under the credit facility.
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
     Amortization of capitalized financing costs associated with the senior secured facility was $498,000 in 2008 and 2007, respectively, and $529,000 in 2006. Accumulated amortization of capitalized financing costs was $3.1 million and $2.6 million as of September 27, 2008 and September 29, 2007, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2009	$508
2010	336
2011	—
2012	—
2013	—
(5) Stock-Based Compensation
     Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of September 27, 2008 there were 1,035,000 shares available for future grants under the plans.
     Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options during 2008, 2007 and 2006, respectively, was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	September 27,	September 29,	September 30,
(In thousands)	2008	2007	2006
Stock options:
Compensation expense	$898	$513	$535
     The remaining unrecognized compensation cost related to unvested options at September 27, 2008 was $974,000 which is expected to be recognized over a weighted average period of 1.35 years.
     The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2008, 2007, and 2006 were $6.00, $8.69 and $8.82 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Expected term (in years)	4.03	3.16	3.20
Risk-free interest rate	2.65%	4.70%	4.82%
Expected volatility	66.62%	65.84%	74.72%
Expected dividend yield	1.01%	0.65%	0.70%
     The assumptions utilized in the Monte Carlo valuation model are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield was calculated based on the Company’s annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s stock. The expected term for options was based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term.
     The following table summarizes stock option activity during 2006, 2007 and 2008:

		Exercise Price		Contractual	Aggregate
		Per Share		Term -	Intrinsic
	Options		Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range	Average	Average	(in thousands)
Outstanding at October 1, 2005	328	$0.18 - $9.12	$4.48
Granted	55	15.64 - 20.26	17.54
Exercised	(101)	0.18 - 9.12	3.56		$1,396

Outstanding at September 30, 2006	282	0.18 - 20.26	7.37

Granted	79	17.11 - 20.27	18.54
Exercised	(23)	4.56 - 15.64	7.12		228
Forfeited	(2)	20.26 - 20.26	20.26

Outstanding at September 29, 2007	336	0.18 - 20.27	9.95

Granted	219	11.15 - 16.69	12.37
Exercised	(24)	3.19 - 9.12	4.96		148

Outstanding at September 27, 2008	531	0.18 - 20.27	11.17	7.31 years	2,174

Vested and anticipated to vest in future at September 27, 2008	522		11.13	7.28 years	2,160

Exercisable at September 27, 2008	247		8.24	5.09 years	1,684
     Restricted Stock Awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. Restricted stock grants and amortization expense for restricted stock during 2008, 2007 and 2006, respectively, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	September 27,	September 29,	September 30,
(In thousands except share amounts)	2008	2007	2006
Restricted stock grants:
Shares	93	67	51
Market value	$1,185	$1,215	$792
Amortization expense	861	745	638
     The remaining unrecognized compensation cost related to unvested awards at September 27, 2008 was $1.5 million which is expected to be recognized over a weighted average period of 1.67 years.
     For the year ended September 27, 2008, 44,533 shares of employee restricted stock awards vested with a fair value of $489,000. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the employees’ minimum tax obligation. A total of 6,870 shares were withheld during 2008 to satisfy employees’ minimum tax obligations. No shares vested during 2007 and 2006.
     The following table summarizes restricted stock activity during 2006, 2007 and 2008:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, October 1, 2005	82	$8.98
Granted	51	15.64
Released	(30)	8.72

Balance, September 30, 2006	103	12.27

Granted	67	18.18
Released	(28)	12.51

Balance, September 29, 2007	142	15.00

Granted	93	12.77
Released	(70)	11.68

Balance, September 27, 2008	165	15.16

(6) Income Taxes
     The components of the provision for income taxes on continuing operations are as follows:

	Year Ended
	September 27,	September 29,	September 30,
(Dollars in thousands)	2008	2007	2006
Provision for income taxes:
Current:
Federal	$21,720	$10,801	$18,603
State	2,253	1,209	2,554

	23,973	12,010	21,157

Deferred:
Federal	440	1,821	(1,437)
State	44	182	(190)

	484	2,003	(1,627)

Income taxes	$24,457	$14,013	$19,530

Effective income tax rate	35.9%	36.6%	36.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes on continuing operations is as follows:

	Year Ended
(Dollars in thousands)	September 27, 2008		September 29, 2007		September 30, 2006
Provision for income taxes at federal statutory rate	$23,861	35.0%	$13,403	35.0%	$18,867	35.0%
State income taxes, net of federal tax benefit	1,886	2.8	904	2.4	1,381	2.6
Qualified production activities deduction	(1,322)	(1.9)	(374)	(1.0)	(490)	(0.9)
Stock option expense benefit	240	0.3	126	0.3	151	0.3
Valuation allowance	—	—	—	—	(37)	(0.1)
Revisions to estimates based on filing of final tax return	293	0.4	(32)	(0.1)	(21)	(0.1)
Other, net	(501)	(0.7)	(14)	(0.0)	(321)	(0.6)

Provision for income taxes	$24,457	35.9%	$14,013	36.6%	$19,530	36.2%

     The components of deferred tax assets and liabilities are as follows:

	September 27,	September 29,
(In thousands)	2008	2007
Deferred tax assets:
Accrued expenses or asset reserves for financial statements, not yet deductible for tax purposes	$3,524	$2,492
State net operating loss carryforwards	602	601
Goodwill, amortizable for tax purposes	2,004	2,346
Defined benefit plans	1,156	1,299
Nonqualified stock options not deductible in current year	328	239
Valuation allowance	(602)	(601)

Gross deferred tax assets	7,012	6,376

Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation and impairment charges	(4,489)	(3,001)
Other reserves	(445)	(671)

Gross deferred tax liabilities	(4,934)	(3,672)

Net deferred tax asset	$2,078	$2,704

     The Company has recorded the following amounts for deferred taxes on its consolidated balance sheet as of September 27, 2008: a current deferred tax asset (net of valuation allowance) of $2.5 million in prepaid expenses and other, and a non-current deferred tax liability (net of valuation allowance) of $435,000 in other liabilities. As of September 29, 2007, the Company recorded a current deferred tax asset of $1.2 million in prepaid expenses and other and a $1.5 million non-current deferred tax asset in other assets. The Company has $9.7 million of gross state operating loss carryforwards that begin to expire in 2013, but principally expire in 2018 — 2024.
     The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of September 27, 2008, the Company had recorded a valuation allowance of $602,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had been provided or determine that such utilization is more likely than not.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) effective September 30, 2007, the beginning of its fiscal year. The cumulative effect of adopting FIN No. 48 resulted in a $256,000 increase in tax reserves and a corresponding decrease in the Company’s retained earnings balance as of September 30, 2007.
     Upon adoption of FIN No. 48, the Company had $561,000 of gross unrecognized tax benefits, of which $394,000 would, if recognized, reduce its income tax rate in future periods. As of September 27, 2008, the Company had approximately $48,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $46,000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
if recognized, would reduce its income tax rate in future periods. The reduction in gross unrecognized tax benefits is due to the resolution of outstanding state tax issues and the Company anticipates the remaining unrecognized tax benefit will be resolved in fiscal 2009.
     A reconciliation of the beginning and ending balance of total unrecognized tax benefits for 2008 is as follows:

(Dollars in thousands)
Balance at September 30, 2007	$561
Increase in tax positions of prior years	48
Reductions for tax positions of prior years	(426)
Settlements	(135)

Balance at September 27, 2008	$48

     The Company has elected to classify interest and penalties, which are required to be accrued under FIN No. 48, as part of income tax expense. Upon the adoption of FIN No. 48, the Company recorded accrued interest and penalties of $168,000 related to unrecognized tax benefits. As of September 27, 2008, the Company has accrued interest and penalties related to unrecognized tax benefits of $15,000. For the year ended September 27, 2008 the Company recorded $17,000 of expense related to interest and penalties.
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
     The following table summarizes the results of discontinued operations for 2006, 2007 and 2008:

	Year Ended
	September 27,	September 29,	September 30,
(In thousands)	2008	2007	2006
Net sales	$—	$—	$22,544
Earnings (loss) before income taxes	58	(199)	(2,188)
Income taxes	(23)	77	851
Net earnings (loss)	35	(122)	(1,337)
     Included within results from discontinued operations is an allocation of interest expense which was calculated based on the net assets of the industrial wire business relative to the consolidated net assets of the Company. Interest expense allocated to discontinued operations was $64,000 for the year ended September 30, 2006.
     The net loss from discontinued operations for the year ended September 30, 2006 includes a pre-tax gain of $1.3 million on the sale of certain machinery and equipment associated with the industrial wire business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Assets and liabilities of discontinued operations as of September 27, 2008 and September 29, 2007 are as follows:

(In thousands)	September 27,	September 29,
	2008	2007
Assets:
Other assets	$3,635	$3,635

Total assets	$3,635	$3,635

Liabilities:
Current liabilities:
Accounts payable	$1	$4
Accrued expenses	187	243

Total current liabilities	188	247
Other liabilities	217	252

Total liabilities	$405	$499

     As of September 27, 2008 there was approximately $251,000 of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
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
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company did not make any contributions to the Delaware Plan in 2008 and it does not expect to make any contributions in 2009. In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in 2008, the Delaware Plan will be frozen effective September 30, 2008 whereby participants will no longer earn additional benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets at September 27, 2008, September 29, 2007 and September 30, 2006 is as follows:

	Year Ended
	September 27,	September 29,	September 30,
(In thousands)	2008	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$4,435	$4,527	$4,702
Service cost	65	78	82
Interest cost	257	269	253
Actuarial loss (gain)	(171)	203	(306)
Distributions	(209)	(642)	(204)

Benefit obligation at end of year	$4,377	$4,435	$4,527

Change in plan assets:
Fair value of plan assets at beginning of year	$4,421	$4,527	$3,334
Actual return on plan assets	(448)	536	79
Employer contributions	—	—	1,318
Distributions	(209)	(642)	(204)

Fair value of plan assets at end of year	$3,764	$4,421	$4,527

Reconciliation of funded status to net amount recognized:
Funded status	$(613)	$(14)	$—
Unrecognized net loss	—	—	1,476
Unrecognized prior service cost	—	—	2

Net amount recognized	$(613)	$(14)	$1,478

Amounts recognized in the consolidated balance sheet:
Current prepaid pension asset	$—	$—	$236
Non-current prepaid pension asset	—	—	1,242
Accrued benefit liability	(613)	(14)	—
Accumulated other comprehensive loss (net of tax)	1,091	827	—

Net amount recognized	$478	$813	$1,478

Amounts recognized in accumulated other comprehensive income:
Unrecognized net loss	$1,759	$1,333
Unrecognized prior service cost	—	1

Net amount recognized	$1,759	$1,334

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$426	$(143)
Amortization of prior service cost	(1)	(1)

Total recognized in other comprehensive income	$425	$(144)

     Net periodic pension cost includes the following components:

	Year Ended
	September 27,	September 29,	September 30,
(In thousands)	2008	2007	2006
Service cost	$65	$78	$82
Interest cost	257	269	253
Expected return on plan assets	(325)	(324)	(243)
Amortization of prior service cost	1	1	1
Recognized net actuarial loss	67	134	143

Net periodic pension cost	$65	$158	$236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company incurred a settlement loss of $109,000 during the year ended September 27, 2008 for lump-sum distributions to plan participants.
     The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $140,000.
     The assumptions used in the valuation of the plan are as follows:

	September 27,	September 29,	September 30,
	2008	2007	2006
Assumptions at year-end:
Discount rate	7.00%	6.50%	6.25%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
     The projected benefit payments under the plan are as follows:

Fiscal year(s)	In thousands
2009	$607
2010	605
2011	494
2012	383
2013	282
2014 - 2018	1,472
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the SERP at September 27, 2008, September 29, 2007 and September 30, 2006 is as follows:

	Year Ended
			(Revised)
	September 27,	September 29,	September 30,
(In thousands)	2008	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$4,192	$3,868	$3,574
Service cost	155	163	106
Interest cost	266	230	207
Actuarial loss (gain)	(352)	11	61
Distributions	(140)	(80)	(80)

Benefit obligation at end of year	$4,121	$4,192	$3,868

Change in plan assets:
Actual employer contributions	$140	$80	$80
Actual distributions	(140)	(80)	(80)

Plan assets at fair value at end of year	$—	$—	$—

Reconciliation of funded status to net amount recognized:
Funded status	$(4,121)	$(4,192)	$(3,868)
Unrecognized net loss	—	—	510
Unrecognized prior service cost	—	—	1,588

Net amount recognized	$(4,121)	$(4,192)	$(1,770)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$147	$—
Unrecognized prior service cost	1,135	2,083

Net amount recognized	$1,282	$2,083

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$(363)	$1
Prior service costs	(438)	(227)

Total recognized on other comprehensive loss	$(801)	$(226)

     Net periodic pension cost includes the following components:

	Year Ended
	September 27,	September 29,	September 30,
(In thousands)	2008	2007	2006
Service cost	$154	$163	$106
Interest cost	266	230	207
Prior service cost	227	227	227
Recognized net actuarial loss	12	10	2

Net periodic pension cost	$659	$630	$542

     The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $227,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The assumptions used in the valuation of the SERP are as follows:

	Measurement Date
	September 27,	September 29,	December 1,
	2008	2007	2005
Assumptions at year-end:
Discount rate	7.00%	6.25%	5.60%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
     The projected benefit payments under the SERP are as follows:

Fiscal year(s)	(In thousands)
2009	$155
2010	155
2011	244
2012	244
2013	244
2014 - 2018	1,300
     As noted above, the SERP was amended in 2005 to add Participants and increase benefits to certain Participants already covered under the plan. However, for certain Participants the Company still maintains the benefits of the SERP that were in effect prior to the 2005 amendment, which entitles them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. This plan is supported by life insurance polices on the Participants purchased and owned by the Company. The cash benefits paid under this plan were $74,000 in 2008, 2007 and 2006, respectively. The plan expense was $12,000 in 2008, $11,000 in 2007 and $10,000 in 2006.
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
     Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. In 2008 and 2007, the Company matched employee contributions up to 50% of the first 7% of eligible compensation that was contributed by employees. In 2006, the Company matched employee contributions up to 50% of the first 5% of eligible compensation that was contributed by employees. Beginning in 2009, employees may contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company will match employee contributions dollar for dollar on the first 1% and 50% on the next 5% of eligible compensation. Company contributions to the Plan were $407,000 in 2008, $402,000 in 2007 and $351,000 in 2006.
     Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA under which both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $1.7 million in 2008, $2.4 million in 2007 and $3.1 million in 2006. The Company is primarily self-insured for employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $150,000. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.
(9) Commitments and Contingencies
     Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2010. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $977,000 in 2008, $920,000 in 2007 and $836,000 in 2006. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2009, $587,000; 2010, $365,000; 2011, $183,000; 2012, $11,000; 2013 and beyond, $0.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of September 27, 2008, the Company had $89.7 million in non-cancelable fixed price purchase commitments for raw material extending as long as approximately 120 days. In addition, the Company has contractual commitments for the purchase of certain equipment. Portions of such contracts not completed at year-end are not reflected in the consolidated financial statements and amounted to $1.1 million as of September 27, 2008.
     Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. The Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI and a judgment declaring that it had no liability to DSI arising out of the ODOT bridge project. The Company’s North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina. On March 5, 2008, the Magistrate Judge in the U.S. District Court issued his recommendation that the Company’s motion to remand the matter to the Surry County Court should be granted. DSI has appealed the Magistrate’s recommendation to the District Judge, who has not yet ruled on DSI’s appeal. On April 17, 2008, the Ohio Court of Claims reached a preliminary ruling denying the Company’s motion to stay the proceedings against the Company in that court. On June 24, 2008, the Ohio Court of Claims reached a final ruling that DSI’s action against the Company may proceed in that court. The Company subsequently filed a motion to dismiss the Ohio action on the grounds that it is barred by the relevant Statute of Limitations. The Ohio Court has not yet ruled on this motion. In any event, the Company intends to vigorously defend the claims asserted against it by DSI in addition to pursuing full recovery of the amounts owed to it by DSI.
     The Company also is involved in various other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate cost to resolve these other matters will have a material adverse effect on its financial position, results of operations or cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended
	September 27,	September 29,	September 30,
(In thousands, except for per share amounts)	2008	2007	2006
Net earnings	$43,752	$24,162	$33,040

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	17,547	18,142	18,307
Dilutive effect of stock-based compensation	165	172	166

Weighted average shares outstanding (diluted)	17,712	18,314	18,473

Per share (basic):
Earnings from continuing operations	$2.49	$1.34	$1.88
Earnings (loss) from discontinued operations	—	(0.01)	(0.08)

Net earnings	$2.49	$1.33	$1.80

Per share (diluted):
Earnings from continuing operations	$2.47	$1.33	$1.86
Earnings (loss) from discontinued operations	—	(0.01)	(0.07)

Net earnings	$2.47	$1.32	$1.79

     Options to purchase 180,000 shares in 2008, 67,000 shares in 2007 and 42,000 shares in 2006 were antidilutive and were not included in the diluted EPS computation.
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
     The Company’s net sales and long-lived assets for continuing operations by geographic region are as follows:

	Year Ended
	September 27,	September 29,	September 30,
(In thousands)	2008	2007	2006
Net sales:
United States	$337,801	$287,202	$322,675
Foreign	16,061	10,604	6,832

Total	$353,862	$297,806	$329,507

Long-lived assets:
United States	$76,678	$75,149	$62,935
Foreign	—	—	—

Total	$76,678	$75,149	$62,935

     There were no customers that accounted for 10% or more of the Company’s net sales in 2008, 2007 or 2006.
(12) Related Party Transactions
     In connection with the Company’s previous stock repurchase program, on January 30, 2006, the Company repurchased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approximately 400,000 shares of its common stock held by the chairman of the Company’s board of directors and his wife. The purchase price for the shares repurchased was $21.322 per share based on a predetermined formula, which represented a 15% discount from the closing price on January 27, 2006. The number of shares repurchased and purchase price per share are prior to the effect of the two-for-one split of the Company’s common stock that was distributed as a stock dividend on June 16, 2006.
     Sales to a company affiliated with one of the Company’s directors amounted to $1.0 million in 2008, $967,000 in 2007 and $929,000 in 2006. Purchases from another company affiliated with one of the Company’s directors amounted to $5,800 in 2008, $418,000 in 2007 and $1.5 million in 2006.
(13) Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows:

			Accumulated
	Adjustment to	Adjustment to	Other
	Defined Benefit	Adopt SFAS No.	Comprehensive
(In thousands)	Plans	158	Loss
Balance at September 30, 2006	$—	$—	$—
Change	(9)	(2,110)	(2,119)

Balance at September 29, 2007	(9)	(2,110)	(2,119)
Change	234	—	234

Balance at September 27, 2008	$225	$(2,110)	$(1,885)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) Other Financial Data
     Balance sheet information:

	September 27,	September 29,
(In thousands)	2008	2007
Accounts receivable, net:
Accounts receivable	$50,487	$35,128
Less allowance for doubtful accounts	(906)	(610)

Total	$49,581	$34,518

Inventories:
Raw materials	$30,793	$25,443
Work in process	3,161	2,083
Finished goods	37,266	19,875

Total	$71,220	$47,401

Other assets:
Cash surrender value of life insurance policies	$3,938	$4,367
Capitalized financing costs, net	844	1,342
Non-current deferred tax assets	—	1,480
Other	282	296

Total	$5,064	$7,485

Property, plant and equipment, net:
Land and land improvements	$5,631	$5,621
Buildings	31,819	31,981
Machinery and equipment	96,638	86,560
Construction in progress	2,195	3,955

	136,283	128,117
Less accumulated depreciation	(67,178)	(60,970)

Total	$69,105	$67,147

Accrued expenses:
Income taxes	$10,861	$—
Cash dividends	9,279	544
Salaries, wages and related expenses	4,128	4,278
Sales allowance reserve	1,493	236
Customer rebates	840	840
Property taxes	794	749
Worker’s compensation	673	499
Other	1,013	467

Total	$29,081	$7,613

Other liabilities:
Deferred compensation	$4,476	$4,584
Deferred income taxes	435	—
Deferred revenues	395	278

Total	$5,306	$4,862

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
     Currently, the rights are not exercisable but trade automatically with the Company’s common stock shares and become exercisable on the Distribution Date. Each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share (a “Unit”) of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $80 per Unit, subject to adjustment as described in the Rights Agreement (the “Purchase Price”). All rights beneficially owned or acquired by the acquiring person or group will become null and void as of the Distribution Date. If an acquiring person or group acquires 20% or more of the Company’s outstanding common stock, each rights holder, other than the acquiring person or group, upon exercise of his or her rights and payment of the Purchase Price, will severally have the right to receive shares of the Company’s common stock having a value equal to two times the Purchase Price or, at the discretion of the Board of Directors, upon exercise and without payment of the Purchase Price, will have the right to purchase the number of shares of the Company’s common stock having a value equal to two times the Purchase Price at a 50% discount.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) Share Repurchases
     On December 5, 2007, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock over a period of up to twelve months ending December 5, 2008. Repurchases under the share repurchase authorization may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock under the authorization and it may be suspended at any time at the Company’s discretion. During the year ended September 27, 2008, the Company repurchased 913,268 shares or $8.7 million of its common stock, which included 208,585 shares or $2.5 million under the previous $25.0 million share repurchase authorization that was terminated on December 5, 2007, 697,813 shares or $6.2 million under the $25.0 million share repurchase authorization that expires on December 5, 2008 and 6,870 shares or $76,000 through restricted stock net-share settlements. As of September 27, 2008, there was $18.8 million remaining under the $25.0 million share repurchase authorization that expires on December 5, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries (a North Carolina corporation) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2008 in conformity with accounting principles generally accepted in the United States.
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
As discussed in Note 2 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” at the beginning of fiscal 2008. In addition, as discussed in Note 8, the Company has adopted Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158) as of September 29, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 3, 2008 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Greensboro, North Carolina
November 3, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 27, 2008, SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Balance, beginning of year	$610	$664	$410
Amounts charged to earnings	595	(34)	228
Write-offs, net of recoveries	(299)	(20)	26

Balance, end of year	$906	$610	$664

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2008. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
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
     Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 27, 2008. During the quarter ended September 27, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 27, 2008. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited Insteel Industries, Inc. and subsidiaries’ (a North Carolina corporation) internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insteel Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Insteel Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 27, 2008 and September 29, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 27, 2008, and our report dated November 3, 2008, expressed an unqualified opinion on those financial statements and contains an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” at the beginning of fiscal 2008. In addition, as discussed in Note 8, the Company adopted Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on September 29, 2007.
/s/ Grant Thornton LLP
Greensboro, North Carolina
November 3, 2008

Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information called for by this item appears under the captions “Election of Directors” and “Corporate Governance Principles and Board Matters” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.
     We have adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on our web site at http://investor.insteel.com/documents.cfm. To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K by posting on our web site any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law, the rules of the SEC or NASDAQ listing standards. The Company’s web site does not constitute part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
     The information called for by this item appears under the captions “Executive Compensation” and “Corporate Governance Principles and Board Matters” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information called for by this item appears under the captions “Voting Securities” and “Security Ownership” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information called for by this item appears under the captions “Compensation Committee Interlocks,” “Certain Relationships and Related Person Transactions” and “Corporate Governance Principles and Board Matters” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     The information called for by this item appears under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
The financial statements as set forth under Item 8 are filed as part of this report.
(a)(2) Financial Statement Schedules
Supplemental Schedule II — Valuation and Qualifying Accounts appears on page 46 of this report.
All other schedules have been omitted because they are either not required or not applicable.
(a)(3) Exhibits
The list of exhibits filed as part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Exhibits
See Exhibit Index on pages 52 and 53.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          INSTEEL INDUSTRIES, INC.
          Registrant

Date: November 17, 2008	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 17, 2008 below by the following persons on behalf of the registrant and in the capacities indicated:

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

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 27, 2008

Exhibit
Number	Description

3.1	Restated Articles of Incorporation for the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed on May 2, 1985).

3.2	Articles of Amendment to the restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 1988).

3.3	Articles of Amendment to the restated articles of incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

3.4	Bylaws of the Company (as last amended September 18, 2007) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

4.1	Rights Agreement dated April 27, 1999 between the Company and First Union National Bank (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form 8-A filed on May 7, 1999).

10.4	Amended and Restated Credit Agreement dated January 12, 2006 among Insteel Wire Products Company, as Borrower; the Company, as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.5	Employee Stock Ownership Plan of the Company, including Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1989).

10.9*	1994 Director Stock Option Plan of the Company (as Amended and Restated Effective as of April 28, 1998) (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998 filed on December 3, 1998).

10.11*	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended September 18, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.12*	Form of Amended and Restated Change in Control Severance Agreements between the Company and each of H.O. Woltz III and Michael C. Gazmarian, respectively, each dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.14*	Change in Control Severance Agreement between the Company and James F. Petelle dated November 14, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.15*	Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1997).

10.16*	Amended and Restated Retirement Security Agreement with H.O. Woltz III dated September 19, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.17*	Form of Retirement Security Agreement between the Company and each of Michael C. Gazmarian, James F. Petelle and Richard T. Wagner, respectively, dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.20*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.21*	Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.22	2005 Equity Incentive Plan of Insteel Industries, Inc. as most recently amended on August 12, 2008.

10.23	Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan.

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 27, 2008.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 27, 2008

Exhibit
Number	Description
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-9929.