Form 10-Q
period 2008-12-27
INSTEEL INDUSTRIES INC
filed 2009-01-20
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                            No ☒
     The number of shares outstanding of the registrant’s common stock as of January 19, 2009 was 17,515,435.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended
	December 27,	December 29,
	2008	2007

Net sales	$61,799	$65,980
Cost of sales	66,075	55,360

Gross profit (loss)	(4,276)	10,620
Selling, general and administrative expense	4,733	4,087
Other expense (income), net	9	(19)
Interest expense	148	158
Interest income	(95)	(207)

Earnings (loss) from continuing operations before income taxes	(9,071)	6,601
Income taxes	(3,472)	2,370

Earnings (loss) from continuing operations	(5,599)	4,231
Loss from discontinued operations net of income taxes of ($23) and ($4)	(36)	(7)

Net earnings (loss)	$(5,635)	$4,224

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$(0.33)	$0.23
Loss from discontinued operations	—	—

Net earnings (loss)	$(0.33)	$0.23

Diluted:
Earnings (loss) from continuing operations	$(0.32)	$0.23
Loss from discontinued operations	—	—

Net earnings (loss)	$(0.32)	$0.23

Cash dividends declared	$0.03	$0.03

Weighted average shares outstanding:
Basic	17,335	18,021

Diluted	17,483	18,189

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 27,	September 27,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$1,244	$26,493
Accounts receivable, net	25,559	49,581
Inventories	82,165	71,220
Prepaid expenses and other	7,137	3,122

Total current assets	116,105	150,416
Property, plant and equipment, net	68,410	69,105
Other assets	4,220	5,064
Non-current assets of discontinued operations	3,635	3,635

Total assets	$192,370	$228,220

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,546	$23,581
Accrued expenses	5,707	29,081
Current liabilities of discontinued operations	216	188

Total current liabilities	22,469	52,850
Other liabilities	5,514	5,306
Long-term liabilities of discontinued operations	208	217
Shareholders’ equity:
Common stock	17,511	17,507
Additional paid-in capital	43,465	43,202
Deferred stock compensation	(1,231)	(1,456)
Retained earnings	106,319	112,479
Accumulated other comprehensive loss	(1,885)	(1,885)

Total shareholders’ equity	164,179	169,847

Total liabilities and shareholders’ equity	$192,370	$228,220

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 27,	December 29,
	2008	2007
Cash Flows From Operating Activities:
Net earnings (loss)	$(5,635)	$4,224
Loss from discontinued operations	36	7

Earnings (loss) from continuing operations	(5,599)	4,231
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,761	1,692
Amortization of capitalized financing costs	125	124
Stock-based compensation expense	434	328
Excess tax deficiencies (benefits) from stock-based compensation	(45)	15
Loss on sale of property, plant and equipment	20	46
Deferred income taxes	454	124
Net changes in assets and liabilities:
Accounts receivable, net	24,022	8,558
Inventories	(10,945)	1,991
Accounts payable and accrued expenses	(21,780)	(1,669)
Other changes	(4,261)	1,817

Total adjustments	(10,215)	13,026

Net cash provided by (used for) operating activities — continuing operations	(15,814)	17,257
Net cash used for operating activities — discontinued operations	(17)	(29)

Net cash provided by (used for) operating activities	(15,831)	17,228

Cash Flows From Investing Activities:
Capital expenditures	(899)	(4,900)
Proceeds from sale of property, plant and equipment	13	—
Decrease (increase) in cash surrender value of life insurance policies	718	(260)

Net cash used for investing activities — continuing operations	(168)	(5,160)

Net cash used for investing activities	(168)	(5,160)

Cash Flows From Financing Activities:
Proceeds from long-term debt	974	698
Principal payments on long-term debt	(974)	(698)
Cash received from exercise of stock options	13	—
Excess tax benefits (deficiencies) from stock-based compensation	45	(15)
Repurchases of common stock	—	(2,530)
Cash dividends paid	(9,279)	(548)
Other	(29)	41

Net cash used for financing activities — continuing operations	(9,250)	(3,052)

Net cash used for financing activities	(9,250)	(3,052)

Net increase (decrease) in cash and cash equivalents	(25,249)	9,016
Cash and cash equivalents at beginning of period	26,493	8,703

Cash and cash equivalents at end of period	$1,244	$17,719

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24	$45
Income taxes	10,906	130
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	200	387
Declaration of cash dividends to be paid	525	543
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity

Balance at September 27, 2008	17,507	$17,507	$43,202	$(1,456)	$112,479	$(1,885)	$169,847

Comprehensive income:
Net loss					(5,635)		(5,635)

Comprehensive loss							(5,635)
Stock options exercised	4	4	9				13
Compensation expense associated with stock-based plans			209	225			434
Excess tax benefits from stock-based compensation			45				45
Cash dividends declared					(525)		(525)

Balance at December 27, 2008	17,511	$17,511	$43,465	$(1,231)	$106,319	$(1,885)	$164,179

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation
     The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 27, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending October 3, 2009 or future periods.
(2) Recent Accounting Pronouncements
Current Adoptions
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans,” which was adopted by the Company in two phases. The first phase, pertaining to the recognition and disclosure provisions, was adopted by the Company on September 29, 2007. The second phase, requiring the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end, became effective for the Company in the current fiscal year. As the Company already measured plan assets and benefit obligations as of its fiscal year-end, the adoption of the measurement date provision of SFAS No. 158 did not have an impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for financial assets and liabilities during the first quarter of fiscal 2009.
     SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

     As of December 27, 2008, the Company held assets that are required to be measured at fair value on a recurring basis. The following table presents information on these assets as well as the fair value hierarchy used to determine their fair value:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$1,800	$1,800	$—

Other Assets:
Cash surrender value of life insurance policies	3,219	—	3,219

Total	$5,019	$1,800	$3,219

     Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of money market funds, approximates fair value due to the short maturities of these investments. Cash surrender value of life insurance policies are classified as Level 2. The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of December 27, 2008.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities. SFAS No. 161 became effective for the Company beginning in the current fiscal year. The adoption of SFAS No. 161 did not have any impact on the Company’s disclosures as there have been no such activities subsequent to adoption.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective for the Company on November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.
Future Adoptions
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
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its consolidated financial statements.

     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 requires objective disclosures about postretirement benefit plan assets which include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This statement is effective, on a prospective basis, for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its consolidated financial statements.
(3) Discontinued Operations
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
     Assets and liabilities of discontinued operations as of December 27, 2008 and September 27, 2008 are as follows:

	December 27,	September 27,
(In thousands)	2008	2008
Assets:
Other assets	$3,635	$3,635

Total assets	$3,635	$3,635

Liabilities:
Current liabilities:
Accounts payable	$2	$1
Accrued expenses	214	187

Total current liabilities	216	188
Other liabilities	208	217

Total liabilities	$424	$405

     As of December 27, 2008 and September 27, 2008, there was approximately $243,000 and $251,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business, and approximately $3.6 million of its remaining capital assets held for sale.
(4) Stock-Based Compensation
     Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of December 27, 2008 there were 1,044,000 shares available for future grants under the plans.
     Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax deficiencies (benefits) associated with stock options for the three-month periods ended December 27, 2008 and December 29, 2007, respectively, are as follows:

	December 27,	December 29,
(In thousands)	2008	2007
Stock options:
Compensation expense	$209	$128
Excess tax deficiencies (benefits)	(45)	15
     As of December 27, 2008, the remaining unamortized compensation cost related to unvested stock option awards was $765,000, which is expected to be recognized over a weighted average period of 1.10 years.
     The fair value of each option grant is estimated on the date of grant using a Monte Carlo valuation model based upon assumptions that are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is calculated based on the Company’s annual dividend as of the option grant date. The expected volatility is derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s stock. The expected term for options is based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term. There were no stock option grants during the three-month periods ended December 27, 2008 and December 29, 2007.
     The following table summarizes stock option activity for the three-month period ended December 27, 2008:

				Contractual	Aggregate
		Exercise Price Per Share		Term -	Intrinsic
	Options		Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range	Average	Average	(in thousands)
Outstanding at September 27, 2008	531	$0.18 - $20.27	$11.17
Expired	(9)	15.64 - 20.27	18.07
Exercised	(4)	3.28 - 3.28	3.28		$30

Outstanding at December 27, 2008	518	0.18 - 20.27	11.11	7.24 years	852

Vested and anticipated to vest in future at December 27, 2008	511		11.07	7.22 years	852

Exercisable at December 27, 2008	234		7.94	5.11 years	852
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants during the three-month periods ended December 27, 2008 and December 29, 2007. Amortization expense for restricted stock for the three-month periods ended December 27, 2008 and December 29, 2007, respectively, is as follows:

	Three Months Ended
	December 27,	December 29,
(In thousands)	2008	2007
Amortization expense	225	200
     As of December 27, 2008, the remaining unrecognized compensation cost related to unvested restricted stock awards was $1.1 million, which is expected to be recognized over a weighted average vesting period of 1.42 years.
     The following table summarizes restricted stock activity during the three-month period ended December 27, 2008:

Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2008	165	$15.16
Granted	—	—
Released	—	—

Balance, December 27, 2008	165	15.16

(5) Income Taxes
     The Company has recorded the following amounts for deferred income taxes and prepaid income taxes on its consolidated balance sheet as of December 27, 2008: a current deferred tax asset (net of valuation allowance) of $2.5 million in prepaid expenses and other, a non-current deferred tax liability (net of valuation allowance) of $889,000 in other liabilities, and prepaid income tax of $4.0 million in prepaid expenses and other. As of December 27, 2008, the Company has $9.7 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in 2013, but principally expire in 2018-2024.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of December 27, 2008, the Company recorded a valuation allowance of $602,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) effective September 30, 2007. As of December 27, 2008, the Company had approximately $50,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $47,000, if recognized, would reduce its income tax rate in future periods. The Company anticipates the remaining unrecognized tax benefit will be resolved during the fiscal year.
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 27, 2008, the Company has accrued interest and penalties related to unrecognized tax benefits of $16,000.
     The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to tax year 2003 remain subject to examination together with certain state tax returns filed by the Company subsequent to tax year 2002.
(6) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the three-month period ended December 27, 2008 and no contributions are expected to be made during the fiscal year ending October 3, 2009. In connection with the collective bargaining agreement that was reached between the Company and the labor union at the Delaware facility in 2008, the Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits. Net periodic pension costs and related components for the Delaware Plan for the three-month periods ended December 27, 2008 and December 29, 2007, respectively, are as follows:

	Three Months Ended
	December 27,	December 29,
(In thousands)	2008	2007
Service cost	$—	$16
Interest cost	71	64
Expected return on plan assets	(69)	(81)
Recognized net actuarial loss	35	17

Net periodic pension cost	37	16
Settlement loss	—	109

Total pension cost	$37	$125

     During the three-month period ended December 29, 2007 the Company incurred a settlement loss of $109,000 for lump-sum distributions to participants in the Delaware Plan.
     Supplemental employee retirement plan. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERPs for the three-month periods ended December 27, 2008 and December 29, 2007, respectively, are as follows:

	Three Months Ended
	December 27,	December 29,
(In thousands)	2008	2007
Service cost	$30	$39
Interest cost	68	66
Amortization of prior service cost	56	57
Recognized net actuarial loss	—	3

Net periodic benefit cost	$154	$165

(7) Credit Facilities
     As of December 27, 2008, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditures and general corporate requirements. As of December 27, 2008, no borrowings were outstanding on the revolving credit facility, $62.1 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.2 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00%-0.50% for the base rate and 1.25%-2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of December 27, 2008, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of December 27, 2008, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of December 27, 2008, the Company was in compliance with all of the negative covenants under the credit facility.
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
     Amortization of capitalized financing costs associated with the senior secured facility was $125,000 for the three-month period ended December 27, 2008 and $124,000 for the three-month period ended December 29, 2007. Accumulated amortization of capitalized financing costs was $3.2 million and $2.7 million as of December 27, 2008 and December 29, 2007, respectively.
(8) Earnings Per Share
     The reconciliation of basic and diluted earnings per share (“EPS”) for the three-month periods ended December 27, 2008 and December 29, 2007 are as follows:

	Three Months Ended
	December 27,	December 29,
(In thousands, except per share amounts)	2008	2007
Earnings (loss) from continuing operations	$(5,599)	$4,231
Loss from discontinued operations	(36)	(7)

Net earnings (loss)	$(5,635)	$4,224

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	17,335	18,021
Dilutive effect of stock-based compensation	148	168

Weighted average shares outstanding (diluted)	17,483	18,189

Per share (basic):
Earnings (loss) from continuing operations	$(0.33)	$0.23
Loss from discontinued operations	—	—

Net earnings (loss)	$(0.33)	$0.23

Per share (diluted):
Earnings (loss) from continuing operations	$(0.32)	$0.23
Loss from discontinued operations	—	—

Net earnings (loss)	$(0.32)	$0.23

     Options to purchase 346,000 shares and 130,000 shares for the three-month periods ended December 27, 2008 and December 29, 2007, respectively, were antidilutive and were not included in the diluted EPS calculation.

(9) Share Repurchases
     On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions. The new authorization replaces the previous authorization to repurchase up to $25.0 million of the Company’s common stock which was to expire on December 5, 2008. Under this previous authorization, the Company repurchased approximately $6.2 million, or 697,813 shares of its common stock in open-market or privately negotiated transactions and $76,000, or 6,870 shares of its common stock through restricted stock net-share settlements. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. During the three-month period ended December 27, 2008, the Company did not repurchase any of its common stock under the repurchase program or otherwise.

(10) Other Financial Data
     Balance sheet information:

	December 27,	September 27,
(In thousands)	2008	2008
Accounts receivable, net:
Accounts receivable	$26,356	$50,487
Less allowance for doubtful accounts	(797)	(906)

Total	$25,559	$49,581

Inventories:
Raw materials	$40,238	$30,793
Work in process	2,271	3,161
Finished goods	39,656	37,266

Total	$82,165	$71,220

Other assets:
Cash surrender value of life insurance policies	$3,219	$3,938
Capitalized financing costs, net	719	844
Other	282	282

Total	$4,220	$5,064

Property, plant and equipment, net:
Land and land improvements	$5,570	$5,631
Buildings	32,052	31,819
Machinery and equipment	95,216	96,638
Construction in progress	1,497	2,195

	134,335	136,283
Less accumulated depreciation	(65,925)	(67,178)

Total	$68,410	$69,105

Accrued expenses:
Customer rebates	$1,029	$840
Salaries, wages and related expenses	956	4,128
Property taxes	816	794
Worker’s compensation	797	673
Cash dividends	525	9,279
Sales allowance reserves	515	1,493
Income taxes	—	10,861
Other	1,069	1,013

Total	$5,707	$29,081

Other liabilities:
Deferred compensation	$4,503	$4,476
Deferred income taxes	889	435
Deferred revenues	122	395

Total	$5,514	$5,306

(11) Business Segment Information
     Following the Company’s exit from the industrial wire business (see Note 3 to the consolidated financial statements), the Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. Based on the criteria specified in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has one reportable segment. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
(12) Contingencies
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
     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 27, 2008, filed with the U.S. Securities and Exchange Commission. You should carefully review these risk and uncertainties.
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
     It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;
•	credit market conditions and the impact of the Emergency Economic Stabilization Act of 2008 on the relative availability of financing for us, our customers and the construction industry as a whole;

•	the timing and magnitude of the anticipated increase in federal infrastructure-related funding being contemplated by Congress and the incoming Administration;
•	the anticipated reduction in spending for nonresidential construction, particularly commercial construction, and the impact on demand for our concrete reinforcing products;
•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;
•	the cyclical nature of the steel and building material industries;
•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;
•	our ability to raise selling prices in order to recover increases in wire rod costs;
•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;
•	the impact of increased imports of prestressed concrete strand (“PC strand”);
•	unanticipated changes in customer demand, order patterns or inventory levels;
•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;
•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;
•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;
•	legal, environmental or regulatory developments that significantly impact our operating costs;
•	unanticipated plant outages, equipment failures or labor difficulties;
•	continued escalation in certain of our operating costs; and
•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 27, 2008.
Overview
     Insteel Industries, Inc. is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement, including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives that are our employees and through a sales agent. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic reach.
     Following our exit from the industrial wire business (see Note 3 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.

Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended
	December 27,		December 29,
	2008	Change	2007

Net sales	$61,799	(6.3%)	$65,980
Gross profit (loss)	(4,276)	(140.3%)	10,620
Percentage of net sales	(6.9%)		16.1%
Selling, general and administrative expense	$4,733	15.8%	$4,087
Percentage of net sales	7.7%		6.2%
Interest expense	$148	(6.3%)	$158
Interest income	(95)	(54.1%)	(207)
Effective income tax rate	38.3%		35.9%
Earnings (loss) from continuing operations	$(5,599)	N/M	$4,231
Loss from discontinued operations	(36)	N/M	(7)
Net earnings (loss)	(5,635)	N/M	4,224
“N/M” = not meaningful
First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008
Net Sales
     Net sales for the first quarter of 2009 decreased 6.3% to $61.8 million from $66.0 million in the same year-ago period. Average selling prices for the quarter rose 51.2% while shipments decreased 38.0% from the prior year levels. The increase in average selling prices resulted from price increases that were implemented by us over the course of 2008 to recover the unprecedented escalation in our raw material costs. The reduction in shipments was primarily due to the tightening in the credit markets, the weakening economic outlook and the inventory destocking measures being pursued by our customers.
Gross Profit (Loss)
     The gross loss for the first quarter of 2009 was $4.3 million, or (6.9%) of net sales, compared with gross profit of $10.6 million, or 16.1% of net sales in the same year-ago period. The gross loss for the quarter reflects a pre-tax charge of $6.8 million for inventory write-downs resulting from the decline in selling prices for certain products during the quarter relative to higher raw material costs under the first-in, first-out (“FIFO”) method of accounting together with the unfavorable impact of the reduction in shipments, the consumption of higher cost inventory that was purchased during fiscal 2008 and the escalation in unit conversion costs resulting from reduced operating schedules at our manufacturing facilities.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2009 increased 15.8% to $4.7 million, or 7.7% of net sales from $4.1 million, or 6.2% of net sales in the same year-ago period. The increase was primarily due to the decline in the cash surrender value of life insurance policies ($718,000) and the prior year net gain on an insurance settlement ($457,000), which were partially offset by decreases in bad debt expense ($274,000) resulting from the current period decline in accounts receivable and supplemental employee retirement plan expense ($228,000).
Interest Expense
     Interest expense for the first quarter of 2009 was relatively flat at $148,000 compared with $158,000 in the same year-ago period, primarily consisting of non-cash amortization expense associated with capitalized financing costs.

Income Taxes
     Our effective income tax rate for the first quarter of 2009 increased to 38.3% from 35.9% in the same year-ago period due to a decrease in permanent differences resulting from reductions in nontaxable insurance settlement proceeds, an increase in non-deductible life insurance expense and a reduction in the qualified production activities deduction.
Earnings (Loss) From Continuing Operations
     The loss from continuing operations for the first quarter of 2009 was $5.6 million, or ($0.32) per diluted share compared with earnings from continuing operations of $4.2 million, or $0.23 per diluted share in the same year-ago period due to the decrease in sales and gross profit and the increase in SG&A expense.
Loss From Discontinued Operations
     The loss from discontinued operations for the first quarter of 2009 was $36,000 compared with $7,000 in the same year-ago period, which had no effect on diluted earnings per share. The current and prior year losses resulted from the facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
     The net loss for the first quarter of 2009 was $5.6 million, or ($0.32) per diluted share compared to net earnings of $4.2 million, or $0.23 per diluted share in the same year-ago period primarily due to the decrease in sales and gross profit and the increase in SG&A expense.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Three Months Ended
	December 27,	December 29,
	2008	2007
Net cash provided by (used for) operating activities of continuing operations	$(15,814)	$17,257
Net cash used for investing activities of continuing operations	(168)	(5,160)
Net cash used for financing activities of continuing operations	(9,250)	(3,052)

Net cash used for operating activities of discontinued operations	(17)	(29)

Working capital	93,636	68,899
Total long-term debt	—	—
Percentage of total capital	—	—
Shareholders’ equity	$164,179	$145,251
Percentage of total capital	100.0%	100.0%
Total capital (total long-term debt + shareholders’ equity)	$164,179	$145,251
Cash Flow Analysis
     Operating activities of continuing operations used $15.8 million of cash for the first quarter of 2009 while providing $17.2 million in the same year-ago period largely due to the cash used by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses together with the loss that was incurred in the current year. Net working capital used $8.7 million in the current year while providing $8.9 million in the prior year. The cash used by working capital in the current year was largely due to the $21.8 million decrease in accounts payable and accrued expenses resulting from the payment of $10.9 million of accrued income taxes payable and the reduction in accounts payable related to raw material purchases. Inventories increased $10.9 million primarily due to the reduction in shipments and receipts of imported raw material on previous purchase commitments while accounts receivable decreased $24.0 million as a result of the reductions in shipments and selling prices during the quarter. While an economic slowdown adversely affects sales to our customers, it generally reduces our working capital requirements. As the impact or ramifications of the current economic slowdown become clearer, we may make additional adjustments in our operating activities, which could impact our cash requirements accordingly.

     Investing activities of continuing operations used $168,000 of cash for the first quarter of 2009 compared to $5.2 million in the same year-ago period. The decrease was primarily due to the $4.0 million reduction in capital expenditures in the current year and the $718,000 decrease in the cash surrender value of life insurance policies. Capital expenditures were $899,000 in the current year and are expected to total less than $5.0 million for fiscal 2009, although the actual amount will be determined based on future market conditions, our financial performance and additional investment opportunities that may arise. Investment activities are largely discretionary and future outlays could be reduced significantly or eliminated should economic conditions warrant.
     Financing activities of continuing operations used $9.3 million of cash for the first quarter of 2009 compared to $3.1 million in the same year-ago period largely due to the $9.3 million cash dividend that was paid in the current year.
Credit Facilities
     As of December 27, 2008, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditures and general corporate requirements. As of December 27, 2008, no borrowings were outstanding on the revolving credit facility, $62.1 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.2 million (see Note 7 to the consolidated financial statements).
     Our balance sheet was debt-free as of December 27, 2008 and December 29, 2007. We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. However, further deterioration in general economic conditions may result in the continued decline in demand from our customers, which would likely reduce our operating cash flows. As such, we may need to borrow amounts on our revolving credit facility, curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.
     Should we determine, at any time, that we require additional short-term liquidity, we will evaluate alternative sources of financing in an effort to obtain the required funds. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet and capital structure as of December 27, 2008 together with the current borrowing capacity available on our revolving credit facility position us to meet our anticipated liquidity requirements.
Impact of Inflation
     We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first quarter of 2009, selling prices for our products declined in response to the softening in demand and inventory destocking measures being pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased in 2008. During 2008, we implemented price increases in response to the unprecedented escalation in wire rod costs, which materially increased our net sales and earnings as we consumed lower cost inventory.
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
Contractual Obligations
     There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on form 10-K as of September 27, 2008 other than those which occur in the ordinary course of business.

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
Recent Accounting Pronouncements
Current Adoptions
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans,” which was adopted by us in two phases. The first phase, pertaining to the recognition and disclosure provisions, was adopted by us on September 29, 2007. The second phase, requiring the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end, became effective for us in the current fiscal year. As we already measured plan assets and benefit obligations as of our fiscal year-end, the adoption of the measurement date provision of SFAS No. 158 did not have an impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 for financial assets and liabilities during the first quarter of fiscal 2009.
     SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

     As of December 27, 2008, we held assets that are required to be measured at fair value on a recurring basis. The following table presents information on these assets as well as the fair value hierarchy used to determine their fair value:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$1,800	$1,800	$—

Other Assets:
Cash surrender value of life insurance policies	3,219	—	3,219

Total	$5,019	$1,800	$3,219

     Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of our cash equivalents, which consist of money market funds, approximates fair value due to the short maturities of these investments. Cash surrender value of life insurance policies are classified as Level 2. The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of December 27, 2008.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures on an entity’s derivative and hedging activities. SFAS No. 161 became effective for us beginning in the current fiscal year. The adoption of SFAS No. 161 did not have any impact on our disclosures as there have been no such activities subsequent to adoption.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective for us on November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.
Future Adoptions
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
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our consolidated financial statements.
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 requires objective disclosures about postretirement benefit plan assets which include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This statement is effective, on a prospective basis, for fiscal years ending after December 15, 2009. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our consolidated financial statements.
Outlook
     Our visibility for business conditions through the remainder of fiscal 2009 is clouded by the continued uncertainty regarding future global economic conditions, the impact of the measures that have been undertaken to ease the tightening in the credit markets and the timing and magnitude of the federal economic stimulus package that is expected to be passed providing for significant increases in infrastructure-related funding. Although we expect nonresidential construction, our primary demand driver, to decline from the levels of recent years, particularly for commercial projects which have been the most severely impacted by the economic downturn, the passage of a stimulus package could serve to mitigate this decline. We anticipate that residential construction will remain weak, which would continue to adversely affect shipments to customers that have greater exposure to the housing sector.
     Prices for our primary raw material, hot-rolled steel wire rod, have declined in recent months following the unprecedented escalation that we experienced during fiscal 2008 as scrap costs for steel producers have plummeted and the availability of competitively priced imports has increased. Purchasers at all levels of the supply chain have scaled back their commitments to minimize inventories in response to the heightened level of uncertainty regarding future demand and to increase their liquidity.
     Although we expect order levels to rise during the second fiscal quarter as the rebalancing of customer inventories is completed and demand for our products becomes more closely aligned with end user demand, we believe that our financial results will remain at depressed levels as the higher cost inventory that was purchased in fiscal 2008 is consumed. We could also incur additional inventory write-downs depending upon the future trends for our selling prices. As we move into the second half of the year, we expect that margins will gradually improve as the lower replacement costs for raw materials begin to be reflected in cost of sales and through the usual seasonal increase in volume.
     In response to these challenges, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in recent years in the form of reduced operating costs and additional capacity to support future growth when market conditions improve (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic reach.

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
Commodity Prices
     We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average rod cost reflected in cost of sales for the first quarter of 2009, a 10% increase in the price of steel wire rod would have resulted in a $5.5 million increase in our pre-tax loss for the quarter (assuming there was not a corresponding change in our selling prices).
Interest Rates
     Although we were debt-free as of December 27, 2008, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 27, 2008.
Item 4. Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 27, 2008, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us and submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Except as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 27, 2008 are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our financial position, results of operations or cash flows.
Our customers may be adversely affected by the continued negative macroeconomic conditions and tightening in the credit markets.
     Current negative macroeconomic conditions have caused many of our customers to implement inventory destocking measures, which has resulted in lower demand for our products. In addition, the continued tightening in the credit markets could limit the ability of our customers to fund their financing requirements thereby further reducing their purchasing volume with us beyond the decreases resulting from their current inventory destocking measures. Further, the reduction in the availability of credit may increase the risk of customers defaulting on their payment obligations to us. The continuation or occurrence of these events could materially and adversely impact our business, financial condition and results of operations.
If the U.S. Congress and the incoming Administration fail to approve economic stimulus legislation that provides for a material increase in federal funding for infrastructure-related projects, such failure could exacerbate the anticipated weakening in nonresidential construction, which could negatively impact demand for our products and our customers’ ability to purchase our products.
     The economic stimulus legislation expected to be introduced following the inauguration of President-elect Obama is expected to provide for a significant increase in federal funding for infrastructure-related projects. If approved, this additional funding could favorably impact demand for our products and potentially offset the impact of the anticipated weakening in nonresidential construction expected to result from the economic downturn and the tightening in the credit markets. If this additional infrastructure-related funding is not approved, however, demand for our products could be materially and negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the additional infrastructure-related funding is approved, there can be no assurance that its impact would be sufficient to offset the reduced demand for our products resulting from the anticipated decreases in other categories of nonresidential construction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 18, 2008, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions. The new authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock which was to expire on December 5, 2008. Under this previous authorization, we repurchased approximately $6.2 million, or 697,813 shares of our common stock and $76,000 or 6,870 shares through restricted stock net-share settlements. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. During the three-month period ended December 27, 2008, we did not repurchase any of our common stock under the repurchase program or otherwise.
Item 6. Exhibits

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

INSTEEL INDUSTRIES, INC. Registrant

Date: January 19, 2009	By:	/s/ Michael C. Gazmarian

Michael C. Gazmarian Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.