Form 10-Q
period 2009-03-28
INSTEEL INDUSTRIES INC
filed 2009-05-05
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2009
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
Yes ☑                                                             No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                                             No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                                            No  ☑
     The number of shares outstanding of the registrant’s common stock as of May 4, 2009 was 17,526,315.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net sales	$50,404	$77,260	$112,203	$143,240
Cost of sales	55,323	61,473	114,564	116,833
Inventory write-downs	16,121	—	22,955	—

Gross profit (loss)	(21,040)	15,787	(25,316)	26,407
Selling, general and administrative expense	4,368	5,165	9,101	9,252
Other income, net	(58)	(57)	(49)	(76)
Interest expense	189	152	337	310
Interest income	(7)	(236)	(102)	(443)

Earnings (loss) from continuing operations before income taxes	(25,532)	10,763	(34,603)	17,364
Income taxes	(9,150)	3,871	(12,622)	6,241

Earnings (loss) from continuing operations	(16,382)	6,892	(21,981)	11,123
Earnings (loss) from discontinued operations net of income taxes of ($8), $16, ($31) and $12	(13)	26	(49)	19

Net earnings (loss)	$(16,395)	$6,918	$(22,030)	$11,142

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$(0.94)	$0.40	$(1.27)	$0.63
Earnings (loss) from discontinued operations	—	—	—	—

Net earnings (loss)	$(0.94)	$0.40	$(1.27)	$0.63

Diluted:
Earnings (loss) from continuing operations	$(0.94)	$0.39	$(1.27)	$0.62
Earnings (loss) from discontinued operations	—	—	—	—

Net earnings (loss)	$(0.94)	$0.39	$(1.27)	$0.62

Cash dividends declared	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	17,365	17,503	17,350	17,762

Diluted	17,365	17,647	17,350	17,918

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 28,	September 27,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$8	$26,493
Accounts receivable, net	23,353	49,581
Inventories	55,073	71,220
Prepaid expenses and other	16,774	3,122

Total current assets	95,208	150,416
Property, plant and equipment, net	67,056	69,105
Other assets	4,046	5,064
Non-current assets of discontinued operations	3,635	3,635

Total assets	$169,945	$228,220

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,094	$23,581
Accrued expenses	4,794	29,081
Current liabilities of discontinued operations	225	188

Total current liabilities	16,113	52,850
Long-term debt	400	—
Other liabilities	5,422	5,306
Long-term liabilities of discontinued operations	200	217
Shareholders’ equity:
Common stock	17,526	17,507
Additional paid-in capital	44,439	43,202
Deferred stock compensation	(1,668)	(1,456)
Retained earnings	89,398	112,479
Accumulated other comprehensive loss	(1,885)	(1,885)

Total shareholders’ equity	147,810	169,847

Total liabilities and shareholders’ equity	$169,945	$228,220

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 28,	March 29,
	2009	2008
Cash Flows From Operating Activities:
Net earnings (loss)	$(22,030)	$11,142
Loss (earnings) from discontinued operations	49	(19)

Earnings (loss) from continuing operations	(21,981)	11,123
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	3,569	3,473
Amortization of capitalized financing costs	249	249
Stock-based compensation expense	985	910
Excess tax benefits from stock-based compensation	(2)	(15)
Inventory write-downs	22,955	—
Loss on sale of property, plant and equipment	20	56
Deferred income taxes	339	653
Gain from life insurance proceeds	—	(661)
Net changes in assets and liabilities:
Accounts receivable	26,228	1,107
Inventories	(6,808)	(7,907)
Accounts payable and accrued expenses	(28,162)	12,554
Other changes	(13,883)	2,512

Total adjustments	5,490	12,931

Net cash provided by (used for) operating activities — continuing operations	(16,491)	24,054
Net cash used for operating activities — discontinued operations	(28)	(65)

Net cash provided by (used for) operating activities	(16,519)	23,989

Cash Flows From Investing Activities:
Capital expenditures	(1,382)	(6,159)
Proceeds from sale of property, plant and equipment	13	83
Decrease (increase) in cash surrender value of life insurance policies	354	(382)
Proceeds from surrender of life insurance policies	413	—
Proceeds from life insurance claims	—	1,111

Net cash used for investing activities — continuing operations	(602)	(5,347)

Net cash used for investing activities	(602)	(5,347)

Cash Flows From Financing Activities:
Proceeds from long-term debt	20,474	772
Principal payments on long-term debt	(20,074)	(772)
Cash received from exercise of stock options	66	38
Excess tax benefits from stock-based compensation	2	15
Repurchases of common stock	—	(8,691)
Cash dividends paid	(9,804)	(1,092)
Other	(28)	37

Net cash used for financing activities — continuing operations	(9,364)	(9,693)

Net cash used for financing activities	(9,364)	(9,693)

Net increase (decrease) in cash and cash equivalents	(26,485)	8,949
Cash and cash equivalents at beginning of period	26,493	8,703

Cash and cash equivalents at end of period	$8	$17,652

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$88	$61
Income taxes	11,333	2,557
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	170	650
Issuance of restricted stock	—	733
Declaration of cash dividends to be paid	526	524
Restricted stock surrendered for withholding taxes payable	9	76
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity
Balance at September 27, 2008	17,507	$17,507	$43,202	$(1,456)	$112,479	$(1,885)	$169,847

Comprehensive income:
Net loss					(22,030)		(22,030)

Comprehensive loss							(22,030)
Stock options exercised	20	20	46				66
Restricted stock units granted			732	(732)			—
Compensation expense associated with stock-based plans			465	520			985
Excess tax benefits from stock-based compensation			2				2
Restricted stock surrendered for withholding taxes payable	(1)	(1)	(8)				(9)
Cash dividends declared					(1,051)		(1,051)

Balance at March 28, 2009	17,526	$17,526	$44,439	$(1,668)	$89,398	$(1,885)	$147,810

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
          The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending October 3, 2009 or future periods.
(2) Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on the Company’s consolidated financial statements to the extent that it does not enter into business combinations subsequent to adoption.
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
          In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its consolidated financial statements.
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
(3) Fair Value Measurements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB released FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for financial assets and liabilities during the first quarter of fiscal 2009.

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
          As of March 28, 2009, the Company held assets that are required to be measured at fair value on a recurring basis. The following table presents information on these assets as well as the fair value hierarchy used to determine their fair value:

		Quoted Prices in
		Active Markets	Observable Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$37	$37	$—
Other assets:
Cash surrender value of life insurance policies	3,170	—	3,170

Total	$3,207	$37	$3,170

          Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of money market funds, approximates fair value due to the short maturities of these investments. Cash surrender value of life insurance policies are classified as Level 2. The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of March 28, 2009.
(4) Discontinued Operations
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
          Assets and liabilities of discontinued operations as of March 28, 2009 and September 27, 2008 are as follows:

	March 28,	September 27,
(In thousands)	2009	2008
Assets:
Other assets	$3,635	$3,635

Total assets	$3,635	$3,635

Liabilities:
Current liabilities:
Accounts payable	$2	$1
Accrued expenses	223	187

Total current liabilities	225	188
Other liabilities	200	217

Total liabilities	$425	$405

          As of March 28, 2009 and September 27, 2008, there was approximately $234,000 and $251,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business, and approximately $3.6 million of its remaining capital assets held for sale.
(5) Stock-Based Compensation
          Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of March 28, 2009 there were 850,000 shares available for future grants under the plans.
          Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax deficiencies (benefits) associated with stock options for the three- and six-month periods ended March 28, 2009 and March 29, 2008, respectively, are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2009	2008	2009	2008
Stock options:
Compensation expense	$256	$356	$465	$484
Excess tax deficiencies (benefits)	43	(30)	(2)	(15)
          As of March 28, 2009, the remaining unamortized compensation cost related to unvested stock option awards was $954,000, which is expected to be recognized over a weighted average period of 1.44 years.
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
          The estimated fair value of stock options granted during the six-month periods ended March 28, 2009 and March 29, 2008 was $4.60 and $11.15, respectively, based on the following assumptions:

	Six Months Ended
	March 28,	March 29,
	2009	2008
Risk-free interest rate	2.36%	2.52%
Dividend yield	1.51%	1.09%
Expected volatility	79.30%	66.77%
Expected term (in years)	4.85	3.87
          The following table summarizes stock option activity for the six-month period ended March 28, 2009:

				Contractual	Aggregate
		Exercise Price Per Share		Term -	Intrinsic
	Options		Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range	Average	Average	(in thousands)
Outstanding at September 27, 2008	531	$0.18 - $20.27	$11.17
Granted	98	7.55 - 7.55	7.55
Expired	(9)	15.64 - 20.27	18.07
Exercised	(20)	3.28 -3.28	3.28		$120

Outstanding at March 28, 2009	600	0.18 -20.27	10.74	7.65 years	546
Vested and anticipated to vest in future at March 28, 2009	590		10.73	7.62 years	544
Exercisable at March 28, 2009	298		9.46	6.10 years	517
          Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. Restricted stock grants and amortization expense for restricted stock for the three- and six-month periods ended March 28, 2009 and March 29, 2008, respectively, is as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2009	2008	2009	2008
Restricted stock grants:
Shares	—	66	—	66
Market value	$—	$733	$—	$733
Amortization expense	216	226	441	426
          As of March 28, 2009, the remaining unrecognized compensation cost related to unvested restricted stock awards was $861,000, which is expected to be recognized over a weighted average vesting period of 1.57 years.
          During the three-month periods ended March 28, 2009 and March 29, 2008, 14,268 and 44,533 shares, respectively, of employee restricted stock awards vested. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the respective employee’s minimum tax obligation. A total of 1,120 and 6,870 shares, respectively, were withheld during the three-month periods ended March 28, 2009 and March 29, 2008 to satisfy employees’ minimum tax obligations.
          The following table summarizes restricted stock activity during the six-month period ended March 28, 2009:

		Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2008	165	$15.16
Granted	—	—
Released	(39)	12.77

Balance, March 28, 2009	126	15.91

          Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved an amendment to the Company’s equity incentive plans to authorize the award of restricted stock units (“RSUs”) to employees and directors. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment during the vesting period, which is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and amortization expense for the three- and six-month periods ended March 28, 2009 and March 29, 2008, respectively, are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2009	2008	2009	2008
Restricted stock unit grants:
Units	97	—	97	—
Market value	$732	$—	$732	$—
Amortization expense	79	—	79	—
          As of March 28, 2009, the remaining unrecognized compensation cost related to unvested RSUs was $612,000, which is expected to be recognized over a weighted average vesting period of 1.98 years.
          The following table summarizes RSU activity during the six-month period ended March 28, 2009:

Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2008	—	$—
Granted	97	7.55
Released	—	—

Balance, March 28, 2009	97	$7.55

(6) Income Taxes
          The Company has recorded the following amounts for deferred income taxes and income taxes receivable on its consolidated balance sheet as of March 28, 2009: a current deferred tax asset (net of valuation allowance) of $2.5 million in prepaid expenses and other, a non-current deferred tax liability (net of valuation allowance) of $774,000 in other liabilities, and income taxes receivable of $13.5 million in prepaid expenses and other. As of March 28, 2009, the Company has $9.7 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in 2013, but principally expire in 2018 — 2024.
          The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of March 28, 2009, the Company recorded a valuation allowance of $602,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
          In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) as of March 28, 2009, the Company had approximately $50,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $47,000, if recognized, would reduce its income tax rate in future periods. The Company anticipates the remaining unrecognized tax benefit will be resolved during the fiscal year.
          The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 28, 2009, the Company has accrued interest and penalties related to unrecognized tax benefits of $16,000.
          The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to tax year 2003 remain subject to examination together with certain state tax returns filed by the Company subsequent to tax year 2002.

(7) Employee Benefit Plans
          Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the six-month period ended March 28, 2009 and no contributions are expected to be made during the fiscal year ending October 3, 2009. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits.
          The Company adopted the measurement date provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans,” in the current fiscal year. As the Company already measured plan assets and benefit obligations as of its fiscal year-end, the adoption of the measurement date provision of SFAS No. 158 did not have an impact on its consolidated financial statements.
          Net periodic pension costs and related components for the Delaware Plan for the three- and six-month periods ended March 28, 2009 and March 29, 2008, respectively, are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2009	2008	2009	2008
Service cost	$—	$16	$—	$32
Interest cost	58	64	129	128
Expected return on plan assets	(63)	(81)	(132)	(162)
Recognized net actuarial loss	26	17	61	34

Net periodic pension cost	21	16	58	32
Settlement loss	—	—	—	109

Total pension cost	$21	$16	$58	$141

          During the six-month period ended March 29, 2008, the Company incurred a settlement loss of $109,000 for lump-sum distributions to participants in the Delaware Plan.
          Supplemental employee retirement plan. The Company maintains supplemental employee retirement plans (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERPs for the three- and six-month periods ended March 28, 2009 and March 29, 2008, respectively, are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2009	2008	2009	2008
Service cost	$30	$39	$60	$78
Interest cost	68	66	136	132
Amortization of prior service cost	56	57	112	114
Recognized net actuarial loss	—	3	—	6

Net periodic benefit cost	$154	$165	$308	$330

(8) Credit Facilities
          As of March 28, 2009, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditures and general corporate requirements. As of March 28, 2009, $400,000 was outstanding on the revolving credit facility, $49.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.2 million.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of March 28, 2009, the applicable interest rate was 3.25% for the base rate loan of $400,000 that was outstanding on the revolver.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.
          Financial Covenants
          The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of March 28, 2009, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of March 28, 2009, the Company was in compliance with all of the negative covenants under the credit facility.
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
          Amortization of capitalized financing costs associated with the senior secured facility was $124,000 and $249,000 for the three- and six-month periods ended March 28, 2009 and March 29, 2008, respectively. Accumulated amortization of capitalized financing costs was $3.4 million and $2.9 million as of March 28, 2009 and March 29, 2008, respectively.

(9) Earnings (Loss) Per Share
          The reconciliation of basic and diluted earnings per share (“EPS”) for the three- and six-month periods ended March 28, 2009 and March 29, 2008 are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands, except per share amounts)	2009	2008	2009	2008
Earnings (loss) from continuing operations	$(16,382)	$6,892	$(21,981)	$11,123
Earnings (loss) from discontinued operations	(13)	26	(49)	19

Net earnings (loss)	$(16,395)	$6,918	$(22,030)	$11,142

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	17,365	17,503	17,350	17,762
Dilutive effect of stock-based compensation	—	144	—	156

Weighted average shares outstanding (diluted)	17,365	17,647	17,350	17,918

Per share (basic):
Earnings (loss) from continuing operations	$(0.94)	$0.40	$(1.27)	$0.63
Earnings (loss) from discontinued operations	—	—	—	—

Net earnings (loss)	$(0.94)	$0.40	$(1.27)	$0.63

Per share (diluted):
Earnings (loss) from continuing operations	$(0.94)	$0.39	$(1.27)	$0.62
Earnings (loss) from discontinued operations	—	—	—	—

Net earnings (loss)	$(0.94)	$0.39	$(1.27)	$0.62

          Options to purchase 428,000 shares and 205,000 shares for the three-month periods ended March 28, 2009 and March 29, 2008, respectively, were antidilutive and were not included in the diluted EPS calculation. Options to purchase 387,000 shares and 168,000 shares for the six-month periods ended March 28, 2009 and March 29, 2008, respectively, were antidilutive and were not included in the diluted EPS calculation. Options and restricted stock awards representing 140,000 shares and 144,000 shares for the three- and six-month periods ended March 28, 2009, respectively, were not included in the diluted EPS calculation due to the net loss that was incurred.
(10) Share Repurchases
          On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions. The new authorization replaces the previous authorization to repurchase up to $25.0 million of the Company’s common stock which was to expire on December 5, 2008. Under this previous authorization, the Company repurchased approximately $6.2 million, or 697,813 shares of its common stock in open-market or privately negotiated transactions and $76,000, or 6,870 shares of its common stock through restricted stock net-share settlements. During the three- and six-month periods ended March 28, 2009, the Company repurchased $9,000 or 1,120 shares of its common stock through restricted stock net-share settlements. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice.

(11) Other Financial Data
          Balance sheet information:

	March 28,	September 27,
(In thousands)	2009	2008
Accounts receivable, net:
Accounts receivable	$24,429	$50,487
Less allowance for doubtful accounts	(1,076)	(906)

Total	$23,353	$49,581

Inventories:
Raw materials	$24,903	$30,793
Work in process	1,709	3,161
Finished goods	28,461	37,266

Total	$55,073	$71,220

Prepaid expenses and other:
Income taxes receivable	$13,455	$—
Current deferred tax asset	2,514	2,513
Other	805	609

Total	$16,774	$3,122

Other assets:
Cash surrender value of life insurance policies	$3,170	$3,938
Capitalized financing costs, net	594	844
Other	282	282

Total	$4,046	$5,064

Property, plant and equipment, net:
Land and land improvements	$5,571	$5,631
Buildings	32,219	31,819
Machinery and equipment	95,905	96,638
Construction in progress	874	2,195

	134,569	136,283
Less accumulated depreciation	(67,513)	(67,178)

Total	$67,056	$69,105

Accrued expenses:
Salaries, wages and related expenses	$1,346	$4,128
Customer rebates	647	840
Worker’s compensation	642	673
Cash dividends	526	9,279
Property taxes	321	794
Sales allowance reserves	251	1,493
Income taxes	—	10,861
Other	1,061	1,013

Total	$4,794	$29,081

Other liabilities:
Deferred compensation	$4,637	$4,476
Deferred income taxes	774	435
Deferred revenues	11	395

Total	$5,422	$5,306

(12) Business Segment Information
          Following the Company’s exit from the industrial wire business (see Note 4 to the consolidated financial statements), the Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. Based on the criteria specified in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has one reportable segment. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
(13) Contingencies
          Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. The Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI and a judgment declaring that it had no liability to DSI arising out of the ODOT bridge project. The Company’s North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina. On March 5, 2008, the Magistrate Judge in the U.S. District Court issued his recommendation that the Company’s motion to remand the matter to the Surry County Court should be granted. DSI has appealed the Magistrate’s recommendation to the District Judge, who has not yet ruled on DSI’s appeal. On April 17, 2008, the Ohio Court of Claims reached a preliminary ruling denying the Company’s motion to stay the proceedings against the Company in that court. On June 24, 2008, the Ohio Court of Claims reached a final ruling that DSI’s action against the Company may proceed in that court. The Company subsequently filed a motion to dismiss the Ohio action on the grounds that it is barred by the relevant statute of limitations. On April 9, 2009, the Ohio Court issued a ruling denying the Company’s motion to dismiss, apparently on the basis that it is not yet clear which state’s statute of limitations applies. In any event, the Company intends to vigorously defend the claims asserted against it by DSI in addition to pursuing full recovery of the amounts owed to it by DSI. The Company has concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event the ultimate resolution of the case is unfavorable, the Company has estimated that the potential loss could range up to $11.0 million.
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
          This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 27, 2008, filed with the U.S. Securities and Exchange Commission. You should carefully review these risks and uncertainties.
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

•
credit market conditions and the impact of the measures that have been taken by the federal government on the relative availability of financing for us, our customers and the construction industry as a whole;

•	the timing and magnitude of impact of the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act;

•	the anticipated reduction in spending for nonresidential construction, particularly commercial construction, and the impact on demand for our concrete reinforcing products;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	the impact of increased imports of prestressed concrete strand (“PC strand”);

•	unanticipated changes in customer demand, order patterns or inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 27, 2008.
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
          Following our exit from the industrial wire business (see Note 4 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.

Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 28,		March 29,	March 28,		March 29,
	2009	Change	2008	2009	Change	2008
Net sales	$50,404	(34.8%)	$77,260	$112,203	(21.7%)	$143,240
Gross profit (loss)	(21,040)	N/M	15,787	(25,316)	N/M	26,407
Percentage of net sales	(41.7%)		20.4%	(22.6%)		18.4%
Selling, general and administrative expense	$4,368	(15.4%)	$5,165	$9,101	(1.6%)	$9,252
Percentage of net sales	8.7%		6.7%	8.1%		6.5%
Interest expense	$189	24.3%	$152	$337	8.7%	$310
Interest income	(7)	(97.0%)	(236)	(102)	(77.0%)	(443)
Effective income tax rate	35.8%		36.0%	36.5%		35.9%
Earnings (loss) from continuing operations	$(16,382)	N/M	$6,892	$(21,981)	N/M	$11,123
Earnings (loss) from discontinued operations	(13)	N/M	26	(49)	N/M	19
Net earnings (loss)	(16,395)	N/M	6,918	(22,030)	N/M	11,142

“N/M”	=	not meaningful
Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008
Net Sales
          Net sales for the second quarter of 2009 decreased 34.8% to $50.4 million from $77.3 million in the same year-ago period. Average selling prices for the quarter rose 19.7% while shipments decreased 45.5% from the prior year levels. The increase in average selling prices resulted from price increases that were implemented by us over the course of 2008 to recover the unprecedented escalation in our raw material costs. The reduction in shipments was primarily due to customer inventory destocking, the general economic downturn and the tightening in the credit markets.
Gross Profit (Loss)
          The gross loss for the second quarter of 2009 was $21.0 million, or (41.7%) of net sales, compared with gross profit of $15.8 million, or 20.4% of net sales in the same year-ago period. The gross loss for the quarter reflects a pre-tax charge of $16.1 million for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market resulting from the decline in selling prices for certain products during the quarter relative to higher raw material costs under the first-in, first-out (“FIFO”) method of accounting. The gross loss for the quarter also reflects the unfavorable impact of the reduction in shipments, the consumption of higher cost inventory that was purchased prior to the recent collapse in steel prices and the escalation in unit conversion costs resulting from reduced operating schedules at our manufacturing facilities.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2009 decreased 15.4% to $4.4 million, or 8.7% of net sales from $5.2 million, or 6.7% of net sales in the same year-ago period. The decrease was primarily due to reductions in employee incentive plan expense ($1.0 million) and travel expense ($118,000). The reduction in employee incentive plan expense was related to the decline in our financial performance during the current period. The reduction in travel expense was primarily due to the implementation of various cost reduction measures. These reductions were partially offset by an increase in bad debt expense resulting from higher estimates for customer payment defaults ($214,000) and the net gain on a life insurance settlement in the prior year ($204,000).
Interest Expense
          Interest expense for the second quarter of 2009 increased $37,000 or 24.3% to $189,000 from $152,000 in the same year-ago period. The increase was primarily due to higher average outstanding balances on the revolving credit facility in the current period.

Income Taxes
          Our effective income tax rate for the second quarter of 2009 was relatively flat at 35.8% compared with 36.0% in the same year-ago period.
Earnings (Loss) From Continuing Operations
          The loss from continuing operations for the second quarter of 2009 was $16.4 million, or ($0.94) per share compared with earnings from continuing operations of $6.9 million, or $0.39 per diluted share in the same year-ago period due to the decreases in net sales and gross profit.
Earnings (Loss) From Discontinued Operations
          The loss from discontinued operations for the second quarter of 2009 was $13,000, which had no effect on the loss per share compared with earnings of $26,000 in the same year-ago period, which had no effect on diluted earnings per share. The current and prior year earnings (loss) resulted from the facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
          The net loss for the second quarter of 2009 was $16.4 million, or ($0.94) per share compared to net earnings of $6.9 million, or $0.39 per diluted share in the same year-ago period primarily due to the decreases in net sales and gross profit.
First Half of Fiscal 2009 Compared to First Half of Fiscal 2008
Net Sales
          Net sales for the first half of 2009 decreased 21.7% to $112.2 million from $143.2 million in the same year-ago period. Average selling prices for the year rose 34.9% while shipments decreased 41.9% from the prior year levels. The increase in average selling prices resulted from price increases that were implemented by us over the course of 2008 to recover the unprecedented escalation in our raw material costs. The reduction in shipments was primarily due to customer inventory destocking, the general economic downturn and the tightening in the credit markets.
Gross Profit (Loss)
          The gross loss for the first half of 2009 was $25.3 million, or (22.6%) of net sales, compared with gross profit of $26.4 million, or 18.4% of net sales in the same year-ago period. The gross loss for the year reflects a pre-tax charge of $23.0 million for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market resulting from the decline in selling prices for certain products during the year relative to higher raw material costs under the FIFO method of accounting. The gross loss for the quarter also reflects the unfavorable impact of the reduction in shipments, the consumption of higher cost inventory that was purchased prior to the recent collapse in steel prices and the escalation in unit conversion costs resulting from reduced operating schedules at our manufacturing facilities.
Selling, General and Administrative Expense
          SG&A expense for the first half of 2009 decreased 1.6% to $9.1 million, or 8.1% of net sales from $9.3 million, or 6.5% of net sales in the same year-ago period. The decrease was primarily due to reductions in employee incentive plan expense ($1.3 million) and supplemental employee retirement plan expense ($242,000). The reduction in employee incentive plan expense was related to the decline in our financial performance during the current period. These decreases were partially offset by the net gain on a life insurance settlement in the prior year ($661,000) and the reduction in the cash surrender value of life insurance policies ($605,000) in the current year resulting from the decline in the value of the underlying investments.
Interest Expense
          Interest expense for the first half of 2009 increased $27,000 or 8.7% to $337,000 from $310,000 in the same year-ago period. The increase was primarily due to higher average outstanding balances on the revolving credit facility in the current period.

Income Taxes
          Our effective income tax rate for the first half of 2009 increased to 36.5% from 35.9% in the same year-ago period due to a decrease in permanent differences resulting from reductions in nontaxable insurance settlement proceeds, an increase in non-deductible life insurance expense and a reduction in the qualified production activities deduction.
Earnings (Loss) From Continuing Operations
          The loss from continuing operations for the first half of 2009 was $22.0 million, or ($1.27) per share compared with earnings from continuing operations of $11.1 million, or $0.62 per diluted share in the same year-ago period due to the decreases in net sales and gross profit.
Earnings (Loss) From Discontinued Operations
          The loss from discontinued operations for the first half of 2009 was $13,000, which had no effect on the loss per share compared with earnings of $19,000 in the same year-ago period, which had no effect on diluted earnings per share. The current and prior year earnings (loss) resulted from the facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
          The net loss for the first half of 2009 was $22.0 million, or ($1.27) per share compared to net earnings of $11.1 million, or $0.62 per diluted share in the same year-ago period primarily due to the decreases in net sales and gross profit.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Six Months Ended
	March 28,	March 29,
	2009	2008
Net cash provided by (used for) operating activities	$(16,519)	$23,989
Net cash used for investing activities	(602)	(5,347)
Net cash used for financing activities	(9,364)	(9,693)

Working capital	79,095	70,852
Total long-term debt	400	—
Percentage of total capital	0.3%	—
Shareholders’ equity	$147,810	$146,057
Percentage of total capital	99.7%	100.0%
Total capital (total long-term debt + shareholders’ equity)	$148,210	$146,057
Cash Flow Analysis
          Operating activities used $16.5 million of cash during the first half of 2009 while providing $24.0 million during the same period last year. The year-over-year change was primarily due to the loss that was incurred in the current year together with the cash used by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. The current year loss reflects the impact of the $23.0 million (pre-tax) of inventory write-downs. Net working capital used $8.7 million in the current year while providing $5.8 million in the prior year. The cash used by working capital in the current year was largely due to the $28.2 million decrease in accounts payable and accrued expenses resulting from the payment of $10.9 million of accrued income taxes payable and lower raw material purchases. Inventories increased $6.8 million in the current year (excluding the impact of the inventory write-downs) due to raw material receipts on previous purchase commitments. Accounts receivable decreased $26.2 million during the current year as a result of the reductions in shipments and selling prices. In addition to these changes in working capital, the $13.9 million of other changes in assets and liabilities in the current year reflects the impact of $13.5 million of income taxes receivable that was recorded in prepaid expenses and other resulting from the current year loss. The cash provided by working capital in the prior year was primarily due to the $12.6 million increase in accounts payable and accrued expenses largely related to higher raw material purchases, which was partially offset by the $7.9 million increase in inventories. While an economic slowdown adversely affects sales to our customers, it generally reduces our working capital requirements. We expect to significantly reduce our unit inventory levels over the remainder of the fiscal year to realign inventories more closely with the reduced level of demand. As the impact and duration of the current economic slowdown become clearer, we may make additional adjustments in our operating activities, which could materially impact our cash requirements.
          Investing activities used $602,000 of cash during the first half of 2009 compared to $5.3 million during the same period last year. The decrease was primarily due to the $4.8 million reduction in capital expenditures in the current year. Capital expenditures were $1.4 million in the current year and are expected to total less than $5.0 million for fiscal 2009. Current year investing activities also include a $354,000 decrease in the cash surrender value of life insurance policies resulting from the decline in the value of underlying investments and $413,000 of proceeds from the surrender of life insurance policies. Investing activities for the prior year include $1.1 million of proceeds from claims on life insurance policies. Investing activities are largely discretionary and future outlays could be reduced significantly or eliminated should economic conditions warrant.
          Financing activities used $9.4 million of cash during the first half of 2009 compared to $9.7 million during the same period last year. The year-over-year change was largely due to the $8.7 million increase in cash dividends paid and $400,000 of borrowings on our revolving credit facility during the current year as compared to the $8.7 million of share repurchases during the prior year.
Credit Facilities
          As of March 28, 2009, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditures and general corporate requirements. As of March 28, 2009, approximately $400,000 was outstanding on the revolving credit facility, $49.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.2 million (see Note 8 to the consolidated financial statements). During the three-month period ended March 28, 2009, ordinary course borrowings on our revolving credit facility were as high as $10.0 million.
          We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. However, further deterioration in general economic conditions could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to borrow additional amounts on our revolving credit facility, curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.
          Should we determine, at any time, that we required additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet and capital structure as of March 28, 2009 together with the current borrowing capacity available on our revolving credit facility position us to meet our anticipated liquidity requirements.
Impact of Inflation
          We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first half of 2009, selling prices for our products declined in response to the softening in demand and inventory destocking measures being pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was previously purchased. In contrast, during 2008, we implemented price increases in response to the unprecedented escalation in wire rod costs, which materially increased our net sales and earnings as we consumed lower cost inventory.
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
          Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments on outstanding balances owed to us. Significant management judgments and estimates are used in establishing the allowances. These judgments and estimates consider such factors as customers’ financial position, cash flows and payment history as well as current and expected business conditions. It is reasonably likely that actual collections will differ from our estimates, which may result in increases or decreases in the allowances. Adjustments to the allowances may also be required if there are significant changes in the financial condition of our customers.
          Inventory valuation. We periodically evaluate the carrying value of our inventory. This evaluation includes assessing the adequacy of allowances to cover losses in the normal course of operations, providing for excess and obsolete inventory, and ensuring that inventory is valued at the lower of cost or estimated net realizable value. Our evaluation considers such factors as the cost of inventory, future demand, our historical experience and market conditions. In assessing the realization of inventory values, we are required to make judgments and estimates regarding future market conditions. Because of the subjective nature of these judgments and estimates, it is reasonably likely that actual outcomes will differ from our estimates. Adjustments to these reserves may be required if actual market conditions for our products are substantially different than the assumptions underlying our estimates.
          Self insurance. We are self-insured for certain losses relating to medical and workers’ compensation claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. These estimates are subject to a high degree of variability based upon future inflation rates, litigation trends, changes in benefit levels and claim settlement patterns. Because of uncertainties related to these factors as well as the possibility of changes in the underlying facts and circumstances, future adjustments to these reserves may be required.
          Litigation. From time to time, we may be involved in claims, lawsuits and other proceedings. Such matters involve uncertainty as to the eventual outcomes and the potential losses that we may ultimately incur. We record expenses for litigation when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We estimate the probability of such losses based on the advice of legal counsel, the outcome of similar litigation, the status of the lawsuits and other factors. Due to the numerous factors that enter into these judgments and assumptions, both the precision and reliability of the resulting estimates are subject to substantial uncertainties. We monitor our potential exposure to these contingencies on a regular basis and may adjust our estimates as additional information becomes known or developments occur.
          Assumptions for employee benefit plans. We account for our defined employee benefit plans, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”) and the supplemental employee retirement plan (“SERPs”) in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 87, Employer’s Accounting for Pensions, as amended by SFAS No. 158 effective December 31, 2006. Under the provisions of SFAS No. 87, we recognize net periodic pension costs and value pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate and the assumed long-term rate of return on plan assets.
          The discount rates we utilize for determining net periodic pension costs and the related benefit obligations for our plans are based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rates are used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year.
          The assumed long-term rate of return on plan assets for the Delaware Plan represents the estimated average rate of return expected to be earned on the funds invested or to be invested in the plan’s assets to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year. The amount of net periodic pension cost that is recorded each year is based upon the assumed long-term rate of return on plan assets for the plan and the actual fair value of the plan assets as of the beginning of the year. We regularly review our actual asset allocation and periodically rebalance the investments in the plan to more accurately reflect the targeted allocation when considered appropriate.
          For 2008, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2009. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.
          The projected benefit obligations and net periodic pension cost for the Delaware Plan are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and management’s intentions regarding future compensation increases, which generally approximates average long-term inflation rates.
          Assumed discount rates and rates of return on plan assets are reevaluated annually. Changes in these assumptions can result in the recognition of materially different pension costs over different periods and materially different asset and liability amounts in our consolidated financial statements. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter lives than assumed in the mortality tables that are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality tables themselves or plan amendments will also result in actuarial losses or gains. Under GAAP, actuarial gains and losses are deferred and amortized into income over future periods based upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees). However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative unamortized actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative unamortized actuarial gains.
          The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized under SFAS No. 87 for financial reporting purposes. No contributions were required to be made to the Delaware Plan in the prior year.
          We currently expect to record net periodic pension costs totaling $730,000 during 2009. However, we do not expect that any cash contributions to the Delaware Plan will be required during 2009. Contributions to the SERP plan are expected to total $155,000, matching the required benefit payments during 2009.

Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not enter into business combinations subsequent to adoption.
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
          In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our consolidated financial statements.
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
Outlook
          Our visibility for business conditions through the remainder of fiscal 2009 is clouded by the continued uncertainty regarding future global economic conditions, the impact of the measures that have been undertaken to ease the tightening in the credit markets and the timing and magnitude of the impact of the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act (“ARRA”). Although we expect nonresidential construction, our primary demand driver, to decline from the levels of recent years, particularly for commercial projects which have been the most severely impacted by the economic downturn, the additional infrastructure funding provided for under ARRA should serve to at least partially mitigate this decline. We anticipate that residential construction will remain weak, which would continue to adversely affect shipments to customers that have greater exposure to the housing sector.
          Prices for our primary raw material, hot-rolled steel wire rod, have continued to decline in recent months following the unprecedented escalation that we experienced during fiscal 2008 as scrap costs for steel producers have plummeted and the availability of competitively priced imports has increased. Purchasers at all levels of the supply chain have scaled back their commitments to minimize inventories in response to the heightened level of uncertainty regarding future demand and to increase their liquidity.
          We expect order levels to rise during the second half of the fiscal year due to the usual seasonal factors and the anticipated completion of the inventory destocking by our customers. Although we could potentially incur additional inventory write-downs depending upon the future trends for our selling prices, we believe that the mismatching of higher raw material costs with lower selling prices is largely behind us. We expect that margins will gradually improve as the lower replacement costs for wire rod begin to be reflected in cost of sales.
          In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in recent years in the form of reduced operating costs and additional capacity to support future growth when market conditions improve (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic reach.
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
Commodity Prices
          We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first six months of 2009, a 10% increase in the price of steel wire rod would have resulted in a $11.5 million increase in our pre-tax loss for the six months ended March 28, 2009 (assuming there was not a corresponding change in our selling prices).
Interest Rates
          We have debt obligations that are sensitive to changes in interest rates under our senior secured credit facility. However, as the outstanding balance on the credit facility was $400,000 as of March 28, 2009, we do not expect that changes in interest rates would have a material impact unless our borrowings were to materially increase.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 28, 2009.
Item 4. Controls and Procedures
          We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 28, 2009. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
          There has been no change in our internal control over financial reporting that occurred during the quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
          On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI and a judgment declaring that we had no liability to DSI arising out of the ODOT bridge project. Our North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina. On March 5, 2008, the Magistrate Judge in the U.S. District Court issued his recommendation that our motion to remand the matter to the Surry County Court should be granted. DSI has appealed the Magistrate’s recommendation to the District Judge, who has not yet ruled on DSI’s appeal. On April 17, 2008, the Ohio Court of Claims reached a preliminary ruling denying our motion to stay the proceedings against us in that court. On June 24, 2008, the Ohio Court of Claims reached a final ruling that DSI’s action against us may proceed in that court. We subsequently filed a motion to dismiss the Ohio action on the grounds that it is barred by the relevant statute of limitations. On April 9, 2009, the Ohio Court issued a ruling denying our motion to dismiss, apparently on the basis that it is not yet clear which state’s statute of limitations applies. In any event, we intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts owed to us by DSI. We have concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event the ultimate resolution of the case is unfavorable, we have estimated that the potential loss could range up to $11.0 million.
          We are also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
          Except as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 and in our subsequently filed Quarterly Reports on Form 10-Q. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 27, 2008, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our financial position, results of operations or cash flows.
Our customers may be adversely affected by the continued negative macroeconomic conditions and tightening in the credit markets.
          Current negative macroeconomic conditions have caused many of our customers to implement inventory destocking measures, which has resulted in reduced demand for our products. In addition, the tightening in the credit markets could limit the ability of our customers to fund their financing requirements thereby further reducing their purchasing volume with us beyond the decreases resulting from their current inventory destocking measures. Further, the reduction in the availability of credit may increase the risk of customers defaulting on their payment obligations to us. The continuation or occurrence of these events could materially and adversely impact our business, financial condition and results of operations.
Although the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act (“ARRA”) is expected to have a favorable impact on demand for our products, the timing and magnitude of the impact are uncertain.
          ARRA provides for significant increases in federal infrastructure-related funding, which should have a favorable impact on demand for our products. However, the timing and magnitude of the impact are uncertain, and there can be no assurance that its impact would be sufficient to offset the reduced demand for our products resulting from the continued weakening in nonresidential construction attributable to the economic downturn and the tightening in the credit markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On November 18, 2008, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock which was to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors.
          The following table summarizes the repurchases of common stock (including shares surrendered to satisfy tax withholding obligations) during the three-month period ended March 28, 2009:

			Total Number of
			Shares Purchased as	Maximum Number (or Approximate
			Part of Publicly	Dollar Value) of Shares that May Yet
Period	Total Number of	Average Price	Announced Plan or	Be Purchased Under the Plan or
(In thousands except per share amounts)	Shares Purchased	Paid per Share	Program	Program

December 28, 2008 — January 31, 2009	—	—	—	$25,000
February 1, 2009 — February 28, 2009	1,120	$7.87	1,120	$24,991 (1)
March 1, 2009 — March 28, 2009	—	—	—	$24,991

	1,120	$7.87	1,120	$24,991

(1)	Represents 1,120 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.
Item 4. Submission of Matters to a Vote of Security Holders
          The Company held its 2009 Annual Meeting of Shareholders on February 10, 2009. The following matters were submitted to a vote of our shareholders of record at the Annual Meeting and approved by the requisite vote of our shareholders represented in person or by proxy as follows:
          Proposal 1: Election of each of the persons named below to serve a three-year term expiring at the 2012 Annual Meeting of Shareholders or until their successors are elected and qualify.

	Number of Shares
Nominee	For	Withheld
Charles B. Newsome	15,114,166	1,324,193
H. O. Woltz III	11,540,072	4,898,287
          Proposal 2: Approval of the material terms of the Insteel Industries, Inc. Return on Capital Incentive Compensation Plan.

Number of Shares
			Broker
For	Against	Abstain	Non-Votes
13,501,213	451,980	30,576	2,454,590
     Proposal 3: Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 3, 2009.

Number of Shares
For	Against	Abstain
16,166,149	18,598	253,609

Item 6. Exhibits

10.1	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).
10.2
Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (As Amended and Restated Effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

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

INSTEEL INDUSTRIES, INC. Registrant
Date: May 5, 2009	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).
10.2
Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (As Amended and Restated Effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

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