Form 10-Q
period 2009-06-27
INSTEEL INDUSTRIES INC
filed 2009-07-20
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2009
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
Yes ☑                No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐                No ☑
          The number of shares outstanding of the registrant’s common stock as of July 17, 2009 was 17,526,315.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net sales	$56,963	$104,332	$169,166	$247,572
Cost of sales	52,889	73,447	167,453	190,280
Inventory write-downs	2,898	—	25,853	—

Gross profit (loss)	1,176	30,885	(24,140)	57,292
Selling, general and administrative expense	4,016	4,496	13,117	13,748
Other income, net	(1)	(12)	(50)	(88)
Interest expense	147	150	484	460
Interest income	(16)	(125)	(118)	(568)

Earnings (loss) from continuing operations before income taxes	(2,970)	26,376	(37,573)	43,740
Income taxes	(1,233)	9,428	(13,855)	15,669

Earnings (loss) from continuing operations	(1,737)	16,948	(23,718)	28,071
Loss from discontinued operations net of income taxes of ($6), ($12), $37 and $-	(12)	(21)	(61)	(2)

Net earnings (loss)	$(1,749)	$16,927	$(23,779)	$28,069

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$(0.10)	$0.98	$(1.37)	$1.59
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$(0.10)	$0.98	$(1.37)	$1.59

Diluted:
Earnings (loss) from continuing operations	$(0.10)	$0.97	$(1.37)	$1.58
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$(0.10)	$0.97	$(1.37)	$1.58

Cash dividends declared	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding:
Basic	17,392	17,330	17,364	17,618

Diluted	17,392	17,482	17,364	17,773

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 27,	September 27,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$21,569	$26,493
Accounts receivable, net	24,635	49,581
Inventories	35,169	71,220
Prepaid expenses and other	18,284	3,122

Total current assets	99,657	150,416
Property, plant and equipment, net	65,396	69,105
Other assets	3,722	5,064
Non-current assets of discontinued operations	3,635	3,635

Total assets	$172,410	$228,220

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,346	$23,581
Accrued expenses	4,434	29,081
Current liabilities of discontinued operations	217	188

Total current liabilities	20,997	52,850
Long-term debt	—	—
Other liabilities	5,245	5,306
Long-term liabilities of discontinued operations	191	217
Shareholders’ equity:
Common stock	17,526	17,507
Additional paid-in capital	44,640	43,202
Deferred stock compensation	(1,427)	(1,456)
Retained earnings	87,123	112,479
Accumulated other comprehensive loss	(1,885)	(1,885)

Total shareholders’ equity	145,977	169,847

Total liabilities and shareholders’ equity	$172,410	$228,220

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 27,	June 28,
	2009	2008
Cash Flows From Operating Activities:
Net earnings (loss)	$(23,779)	$28,069
Loss from discontinued operations	61	2

Earnings (loss) from continuing operations	(23,718)	28,071
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,395	5,337
Amortization of capitalized financing costs	374	374
Stock-based compensation expense	1,426	1,282
Excess tax benefits from stock-based compensation	(3)	(27)
Inventory write-downs	25,853	—
Loss on sale of property, plant and equipment	24	55
Deferred income taxes	81	702
Gain from life insurance proceeds	—	(661)
Net changes in assets and liabilities:
Accounts receivable, net	24,946	(11,139)
Inventories	10,198	(25,595)
Accounts payable and accrued expenses	(23,138)	25,208
Other changes	(14,842)	3,006

Total adjustments	30,314	(1,458)

Net cash provided by operating activities — continuing operations	6,596	26,613
Net cash used for operating activities — discontinued operations	(58)	(93)

Net cash provided by operating activities	6,538	26,520

Cash Flows From Investing Activities:
Capital expenditures	(1,684)	(8,397)
Proceeds from sale of property, plant and equipment	13	93
Decrease (increase) in cash surrender value of life insurance policies	85	(365)
Proceeds from surrender of life insurance policies	413	—
Proceeds from life insurance claims	—	1,111

Net cash used for investing activities — continuing operations	(1,173)	(7,558)

Net cash used for investing activities	(1,173)	(7,558)

Cash Flows From Financing Activities:
Proceeds from long-term debt	22,796	877
Principal payments on long-term debt	(22,796)	(877)
Cash received from exercise of stock options	66	120
Excess tax benefits from stock-based compensation	3	27
Repurchases of common stock	—	(8,691)
Cash dividends paid	(10,330)	(1,616)
Other	(28)	(33)

Net cash used for financing activities — continuing operations	(10,289)	(10,193)

Net cash used for financing activities	(10,289)	(10,193)

Net increase (decrease) in cash and cash equivalents	(4,924)	8,769
Cash and cash equivalents at beginning of period	26,493	8,703

Cash and cash equivalents at end of period	$21,569	$17,472

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$110	$86
Income taxes	11,442	6,877
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	39	272
Issuance of restricted stock	—	733
Declaration of cash dividends to be paid	526	524
Restricted stock surrendered for withholding taxes payable	9	76
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Loss	Equity
Balance at September 27, 2008	17,507	$17,507	$43,202	$(1,456)	$112,479	$(1,885)	$169,847

Comprehensive income:
Net loss					(23,779)		(23,779)

Comprehensive loss							(23,779)
Stock options exercised	20	20	46				66
Restricted stock units			732	(732)			—
Compensation expense associated with stock-based plans			665	761			1,426
Excess tax benefits from stock-based compensation			3				3
Restricted stock surrendered for withholding taxes payable	(1)	(1)	(8)				(9)
Cash dividends declared					(1,577)		(1,577)

Balance at June 27, 2009	17,526	$17,526	$44,640	$(1,427)	$87,123	$(1,885)	$145,977

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
          The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the nine-month period ended June 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending October 3, 2009 or future periods.
(2) Recent Accounting Pronouncements
Current Adoptions
          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Additionally, this FSP amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB No. 28-1 did not have an impact on the Company’s consolidated financial statements.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning June 28, 2009 through July 16, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.
Future Adoptions
          In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“141R”), “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on the Company’s consolidated financial statements to the extent that it does not enter into business combinations subsequent to adoption.
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

          In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its consolidated financial statements.
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
          As of June 27, 2009, the Company held assets that are required to be measured at fair value on a recurring basis. The following table presents information on these assets as well as the fair value hierarchy used to determine their fair value:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$21,025	$21,025	$—

Other assets:
Cash surrender value of life insurance policies	3,440	—	3,440

Total	$24,465	$21,025	$3,440

          Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of money market funds, approximates fair value due to the short maturities of these investments. Cash surrender value of life insurance policies are classified as Level 2. The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of June 27, 2009.

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
          Assets and liabilities of discontinued operations as of June 27, 2009 and September 27, 2008 are as follows:

	June 27,	September 27,
(In thousands)	2009	2008
Assets:
Other assets	$3,635	$3,635

Total assets	$3,635	$3,635

Liabilities:
Current liabilities:
Accounts payable	$1	$1
Accrued expenses	216	187

Total current liabilities	217	188
Other liabilities	191	217

Total liabilities	$408	$405

          As of June 27, 2009 and September 27, 2008, there was approximately $226,000 and $251,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business, and approximately $3.6 million of its remaining capital assets held for sale.
(5) Stock-Based Compensation
          Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of June 27, 2009 there were 850,000 shares available for future grants under the plans.
          Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and nine-month periods ended June 27, 2009 and June 28, 2008, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2009	2008	2009	2008
Stock options:
Compensation expense	$200	$182	$665	$665
Excess tax benefits	1	12	3	27
          As of June 27, 2009, the remaining unamortized compensation cost related to unvested stock option awards was $752,000, which is expected to be recognized over a weighted average period of 1.21 years.
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
          The estimated fair value of stock options granted during the nine-month periods ended June 27, 2009 and June 28, 2008 was $4.60 and $11.15, respectively, based on the following assumptions:

	Nine Months Ended
	June 27,	June 28,
	2009	2008
Risk-free interest rate	2.36%	2.52%
Dividend yield	1.51%	1.09%
Expected volatility	79.30%	66.77%
Expected term (in years)	4.85	3.87
          The following table summarizes stock option activity for the nine-month period ended June 27, 2009:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term -	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average	(in thousands)
Outstanding at September 27, 2008	531	$0.18	–	$20.27	$11.17
Granted	98	7.55	–	7.55	7.55
Expired	(9)	15.64	–	20.27	18.07
Exercised	(20)	3.28	–	3.28	3.28		$120

Outstanding at June 27, 2009	600	0.18	–	20.27	10.74	7.41 years	743

Vested and anticipated to vest in future at June 27, 2009	581				10.69	7.36 years	736

Exercisable at June 27, 2009	298				9.46	5.86 years	627
          Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. Restricted stock grants and amortization expense for restricted stock for the three- and nine-month periods ended June 27, 2009 and June 28, 2008, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2009	2008	2009	2008
Restricted stock grants:
Shares	—	—	—	66
Market value	$—	$—	$—	$733
Amortization expense	142	191	583	617
          As of June 27, 2009, the remaining unrecognized compensation cost related to unvested restricted stock awards was $718,000, which is expected to be recognized over a weighted average vesting period of 1.61 years.
          During the nine-month periods ended June 27, 2009 and June 28, 2008, 14,268 and 44,533 shares, respectively, of employee restricted stock awards vested. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the respective employee’s minimum tax obligation. A total of 1,120 and 6,870 shares, respectively, were withheld during the nine-month periods ended June 27, 2009 and June 28, 2008 to satisfy employees’ minimum tax obligations.

          The following table summarizes restricted stock activity during the nine-month period ended June 27, 2009:

		Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2008	165	$15.16
Granted	—	—
Released	(39)	12.77

Balance, June 27, 2009	126	15.91

          Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment during the vesting period, which is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and amortization expense for the three- and nine-month periods ended June 27, 2009 and June 28, 2008, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2009	2008	2009	2008
Restricted stock unit grants:
Units	—	—	97	—
Market value	$—	$—	$732	$—
Amortization expense	99	—	178	—
          As of June 27, 2009, the remaining unrecognized compensation cost related to unvested RSUs was $507,000, which is expected to be recognized over a weighted average vesting period of 1.73 years.
          The following table summarizes RSU activity during the nine-month period ended June 27, 2009:

Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2008	—	$—
Granted	97	7.55
Released	—	—

Balance, June 27, 2009	97	$7.55

(6) Income Taxes
          The Company has recorded the following amounts for deferred income taxes and income taxes receivable on its consolidated balance sheet as of June 27, 2009: a current deferred tax asset (net of valuation allowance) of $2.5 million in prepaid expenses and other, a non-current deferred tax liability (net of valuation allowance) of $517,000 in other liabilities, and income taxes receivable of $14.5 million in prepaid expenses and other. As of June 27, 2009, the Company has $9.7 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in 2013, but principally expire in 2018 – 2024.
          The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally accepted accounting principles (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of June 27, 2009, the Company recorded a valuation allowance of $602,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.

          In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) as of June 27, 2009, the Company had approximately $50,000 of gross unrecognized tax benefits netted against income taxes receivable in prepaid expense and other on its consolidated balance sheet, of which $47,000, if recognized, would reduce its income tax rate in future periods. The Company anticipates the remaining unrecognized tax benefit will be resolved during the current fiscal year.
          The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 27, 2009, the Company has accrued interest and penalties related to unrecognized tax benefits of $17,000.
          The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to tax year 2003 remain subject to examination together with certain state tax returns filed by the Company subsequent to tax year 2002.
(7) Employee Benefit Plans
          Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the nine-month period ended June 27, 2009 and no contributions are expected to be made during the fiscal year ending October 3, 2009. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits.
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
          Net periodic pension costs and related components for the Delaware Plan for the three- and nine-month periods ended June 27, 2009 and June 28, 2008, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2009	2008	2009	2008
Service cost	$—	$16	$—	$48
Interest cost	55	64	184	192
Expected return on plan assets	(61)	(81)	(193)	(243)
Recognized net actuarial loss	23	17	84	51

Net periodic pension cost	17	16	75	48
Settlement loss	—	—	—	109

Total pension cost	$17	$16	$75	$157

          During the nine-month period ended June 28, 2008, the Company incurred a settlement loss of $109,000 for lump-sum distributions to participants in the Delaware Plan.
          Supplemental employee retirement plan. The Company maintains supplemental employee retirement plans (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERP, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERPs for the three- and nine-month periods ended June 27, 2009 and June 28, 2008, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2009	2008	2009	2008
Service cost	$30	$39	$90	$117
Interest cost	68	66	204	198
Amortization of prior service cost	56	57	168	171
Recognized net actuarial loss	—	3	—	9

Net periodic benefit cost	$154	$165	$462	$495

(8) Credit Facilities
          As of June 27, 2009, the Company had a $100.0 million revolving credit facility in place to supplement its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of June 27, 2009, no borrowings were outstanding on the revolving credit facility, $39.3 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% – 0.50% for the base rate and 1.25% – 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of June 27, 2009, the applicable interest rate was 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.
          Financial Covenants
          The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of June 27, 2009, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of June 27, 2009, the Company was in compliance with all of the negative covenants under the credit facility.
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

          Amortization of capitalized financing costs associated with the senior secured facility was $125,000 and $374,000 for the three- and nine-month periods ended June 27, 2009 and June 28, 2008, respectively. Accumulated amortization of capitalized financing costs was $3.5 million and $3.0 million as of June 27, 2009 and June 28, 2008, respectively.
(9) Earnings (Loss) Per Share
          The reconciliation of basic and diluted earnings per share (“EPS”) for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share amounts)	2009	2008	2009	2008
Earnings (loss) from continuing operations	$(1,737)	$16,948	$(23,718)	$28,071
Loss from discontinued operations	(12)	(21)	(61)	(2)

Net earnings (loss)	$(1,749)	$16,927	$(23,779)	$28,069

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	17,392	17,330	17,364	17,618
Dilutive effect of stock-based compensation	—	152	—	155

Weighted average shares outstanding (diluted)	17,392	17,482	17,364	17,773

Per share (basic):
Earnings (loss) from continuing operations	$(0.10)	$0.98	$(1.37)	$1.59
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$(0.10)	$0.98	$(1.37)	$1.59

Per share (diluted):
Earnings (loss) from continuing operations	$(0.10)	$0.97	$(1.37)	$1.58
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$(0.10)	$0.97	$(1.37)	$1.58

          Options to purchase 495,000 shares and 264,000 shares for the three-month periods ended June 27, 2009 and June 28, 2008, respectively, were antidilutive and were not included in the diluted EPS calculation. Options to purchase 423,000 shares and 200,000 shares for the nine-month periods ended June 27, 2009 and June 28, 2008, respectively, were antidilutive and were not included in the diluted EPS calculation. Options and restricted stock awards representing 137,000 shares and 142,000 shares for the three- and nine-month periods ended June 27, 2009, respectively, were not included in the diluted EPS calculation due to the net loss that was incurred.
(10) Share Repurchases
          On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions. The new authorization replaces the previous authorization to repurchase up to $25.0 million of the Company’s common stock which was to expire on December 5, 2008 and remains in effect until terminated by the board of directors. Under this previous authorization, the Company repurchased approximately $6.2 million, or 697,813 shares of its common stock in open-market or privately negotiated transactions and $76,000, or 6,870 shares of its common stock through restricted stock net-share settlements. No purchases of common stock were made during the three-month period ended June 27, 2009. During the nine-month period ended June 27, 2009, the Company repurchased $9,000 or 1,120 shares of its common stock through restricted stock net-share settlements. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice.

(11) Other Financial Data
          Balance sheet information:

	June 27,	September 27,
(In thousands)	2009	2008
Accounts receivable, net:
Accounts receivable	$25,833	$50,487
Less allowance for doubtful accounts	(1,198)	(906)

Total	$24,635	$49,581

Inventories:
Raw materials	$16,440	$30,793
Work in process	2,035	3,161
Finished goods	16,694	37,266

Total	$35,169	$71,220

Prepaid expenses and other:
Income taxes receivable	$14,547	$—
Current deferred tax asset	2,514	2,513
Capitalized financing costs, net	469	—
Other	754	609

Total	$18,284	$3,122

Other assets:
Cash surrender value of life insurance policies	$3,440	$3,938
Capitalized financing costs, net	—	844
Other	282	282

Total	$3,722	$5,064

Property, plant and equipment, net:
Land and land improvements	$5,571	$5,631
Buildings	32,447	31,819
Machinery and equipment	96,426	96,638
Construction in progress	260	2,195

	134,704	136,283
Less accumulated depreciation	(69,308)	(67,178)

Total	$65,396	$69,105

Accrued expenses:
Salaries, wages and related expenses	$1,142	$4,128
Property taxes	643	794
Cash dividends	526	9,279
Customer rebates	459	840
Worker’s compensation	357	673
Sales allowance reserves	236	1,493
Income taxes	—	10,861
Other	1,071	1,013

Total	$4,434	$29,081

Other liabilities:
Deferred compensation	$4,728	$4,476
Deferred income taxes	517	435
Deferred revenues	—	395

Total	$5,245	$5,306

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
(13) Contingencies
          Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. The Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI and a judgment declaring that it had no liability to DSI arising out of the ODOT bridge project. The Company’s North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina. On March 5, 2008, the Magistrate Judge in the U.S. District Court issued his recommendation that the Company’s motion to remand the matter to the Surry County Court should be granted. The parties are awaiting a decision from the federal District Court judge on whether the recommendation will be adopted. The parties continue to contest the appropriate jurisdiction in which this litigation should proceed. The Company filed a motion for summary judgment in the Ohio Court of Claims lawsuit on June 25, 2009. Discovery has commenced on a limited basis in that lawsuit. The Company intends to vigorously defend the claims asserted against it by DSI in addition to pursuing full recovery of the amounts owed to it by DSI. The Company has concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event the ultimate resolution of the case is unfavorable, the Company has estimated that the potential loss could range up to $11.0 million.
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
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the impact of the measures that have been taken by the federal government on the relative availability of financing for us, our customers and the construction industry as a whole;

•	the timing and magnitude of impact of the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act;

•	the anticipated reduction in spending for nonresidential construction, particularly commercial construction, and the impact on demand for our concrete reinforcing products;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products, including the outcome of the trade cases that have been filed by domestic producers of prestressed concrete strand (“PC strand”) regarding imports of PC strand from China;

•	unanticipated changes in customer demand, order patterns or inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 27, 2008.
Overview
          Insteel Industries, Inc. is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. We manufacture and market PC strand and welded wire reinforcement, including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives that are our employees and through a sales agent. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic reach.
          Following our exit from the industrial wire business (see Note 4 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.

Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	June 27,		June 28,	June 27,		June 28,
	2009	Change	2008	2009	Change	2008
Net sales	$56,963	(45.4%)	$104,332	$169,166	(31.7%)	$247,572
Gross profit (loss)	1,176	(96.2%)	30,885	(24,140)	(142.1%)	57,292
Percentage of net sales	2.1%		29.6%	(14.3%)		23.1%
Selling, general and administrative expense	$4,016	(10.7%)	$4,496	$13,117	(4.6%)	$13,748
Percentage of net sales	7.1%		4.3%	7.8%		5.6%
Interest expense	$147	(2.0%)	$150	$484	5.2%	$460
Interest income	(16)	(87.2%)	(125)	(118)	(79.2%)	(568)
Effective income tax rate	41.5%		35.7%	36.9%		35.8%
Earnings (loss) from continuing operations	$(1,737)	(110.2%)	$16,948	$(23,718)	(184.5%)	$28,071
Loss from discontinued operations	(12)	(42.9%)	(21)	(61)	2,950.0%	(2)
Net earnings (loss)	(1,749)	(110.3%)	16,927	(23,779)	(184.7%)	28,069
“N/M” = not meaningful
Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008
Net Sales
          Net sales for the third quarter of 2009 decreased 45.4% to $57.0 million from $104.3 million in the same year-ago period. Shipments for the quarter decreased 28.7% while average selling prices declined 23.4% from the prior year levels. The reduction in shipments was primarily due to the continued general economic downturn and the tightening in the credit markets. The decline in average selling prices was driven by the collapse in steel prices that has occurred during the current year together with weakening demand following the unprecedented escalation in raw material costs and selling prices that occurred during the prior year.
Gross Profit
          Gross profit for the third quarter of 2009 was $1.2 million, or 2.1% of net sales, compared to $30.9 million, or 29.6% of net sales in the same year-ago period. Gross profit for the quarter reflects a pre-tax charge of $2.9 million for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market resulting from the decline in selling prices for certain products during the quarter relative to higher raw material costs under the first-in, first-out (“FIFO”) method of accounting. Gross profit for the quarter was also unfavorably impacted by the reductions in shipments and selling prices, the consumption of higher cost inventory that was purchased prior to the recent collapse in steel prices and the escalation in unit conversion costs resulting from reduced operating schedules at our manufacturing facilities.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2009 decreased 10.7% to $4.0 million, or 7.1% of net sales from $4.5 million, or 4.3% of net sales in the same year-ago period. The decrease was primarily due to reductions in employee incentive plan expense ($675,000) and travel expense ($74,000). The reduction in employee incentive plan expense was related to the decline in our financial performance during the current period. The reduction in travel expense was primarily due to the implementation of various cost reduction measures. These reductions were partially offset by an increase in bad debt expense resulting from higher estimates for customer payment defaults ($133,000) and legal expenses primarily associated with the trade cases that have been filed regarding imports of PC strand from China ($129,000).
Interest Expense
          Interest expense for the third quarter of 2009 was relatively flat at $147,000 compared with $150,000 in the same year-ago period primarily consisting of non-cash amortization expense associated with capitalized financing costs.

Income Taxes
          Our effective income tax rate for the third quarter of 2009 increased to 41.5% from 35.7% in the same year-ago period primarily due to a change in permanent differences resulting from the reduction of non-deductible life insurance expense, which had an amplified impact on the effective rate for the quarter as a result of the lower pre-tax loss.
Earnings (Loss) From Continuing Operations
          The loss from continuing operations for the third quarter of 2009 was $1.7 million, or ($0.10) per share compared with earnings from continuing operations of $16.9 million, or $0.97 per diluted share in the same year-ago period due to the decreases in net sales and gross profit.
Loss From Discontinued Operations
          The loss from discontinued operations for the third quarter of 2009 was $12,000 compared with $21,000 in the same year-ago period, which had no effect on the loss per share for either period. The current and prior year losses resulted from the facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
          The net loss for the third quarter of 2009 was $1.7 million, or ($0.10) per share compared to net earnings of $16.9 million, or $0.97 per diluted share in the same year-ago period primarily due to the decreases in net sales and gross profit.
First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008
Net Sales
          Net sales for the first nine months of 2009 decreased 31.7% to $169.2 million from $247.6 million in the same year-ago period. Shipments for the year decreased 37.3% while average selling prices rose 9.0% from the prior year levels. The reduction in shipments was primarily due to customer inventory destocking, the general economic downturn and the tightening in the credit markets. The increase in average selling prices resulted from price increases that were implemented by us over the course of 2008 to recover the unprecedented escalation in our raw material costs.
Gross Profit (Loss)
          The gross loss for the first nine months of 2009 was $24.1 million, or (14.3%) of net sales, compared with gross profit of $57.3 million, or 23.1% of net sales in the same year-ago period. The gross loss for the year reflects a pre-tax charge of $25.9 million for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market resulting from the decline in selling prices for certain products during the year relative to higher raw material costs under the FIFO method of accounting. The gross loss for the first nine months of 2009 also reflects the unfavorable impact of the reduction in shipments, the consumption of higher cost inventory that was purchased prior to the recent collapse in steel prices and the escalation in unit conversion costs resulting from reduced operating schedules at our manufacturing facilities.
Selling, General and Administrative Expense
          SG&A expense for the first nine months of 2009 decreased 4.6% to $13.1 million, or 7.8% of net sales from $13.7 million, or 5.6% of net sales in the same year-ago period. The decrease was primarily due to reductions in employee incentive plan expense ($2.0 million) and supplemental employee retirement plan expense ($263,000). The reduction in employee incentive plan expense was related to the decline in our financial performance during the current period. These decreases were partially offset by the net gain on a life insurance settlement in the prior year ($661,000), the decrease in the cash surrender value of life insurance policies ($317,000) in the current year resulting from the decline in the value of the underlying investments, and increases in stock-based compensation expense ($232,000) and legal expenses primarily associated with the trade cases that have been filed regarding imports of PC strand from China ($155,000).
Interest Expense
          Interest expense for the first nine months of 2009 increased $24,000 or 5.2% to $484,000 from $460,000 in the same year-ago period. The increase was primarily due to higher average outstanding balances on the revolving credit facility in the current year.

Income Taxes
          Our effective income tax rate for the first nine months of 2009 increased to 36.9% from 35.8% in the same year-ago period primarily due to permanent differences resulting from reductions in nontaxable insurance settlement proceeds, an increase in non-deductible life insurance expense and a reduction in the qualified production activities deduction resulting from the current year pre-tax loss.
Earnings (Loss) From Continuing Operations
          The loss from continuing operations for the first nine months of 2009 was $23.7 million, or ($1.37) per share compared with earnings from continuing operations of $28.1 million, or $1.58 per diluted share in the same year-ago period due to the decreases in net sales and gross profit.
Loss From Discontinued Operations
          The loss from discontinued operations for the first nine months of 2009 was $61,000 compared with $2,000 in the same year-ago period, which had no effect on the loss per share for either period. The current and prior year losses resulted from the facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
          The net loss for the first nine months of 2009 was $23.8 million, or ($1.37) per share compared to net earnings of $28.1 million, or $1.58 per diluted share in the same year-ago period primarily due to the decreases in net sales and gross profit.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Nine Months Ended
	June 27,	June 28,
	2009	2008
Net cash provided by operating activities	$6,596	$26,613
Net cash used for investing activities	(1,173)	(7,558)
Net cash used for financing activities	(10,289)	(10,193)

Working capital	78,660	87,999
Total long-term debt	—	—
Percentage of total capital	—	—
Shareholders’ equity	$145,977	$162,917
Percentage of total capital	100.0%	100.0%
Total capital (total long-term debt + shareholders’ equity)	$145,977	$162,917
Cash Flow Analysis
          Operating activities provided $6.6 million of cash during the first nine months of 2009 compared to $26.6 million during the same period last year. The year-over-year change was primarily due to the loss that was incurred in the current year, which was partially offset by the cash provided by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. The current year loss reflects a pre-tax charge of $25.9 million for inventory write-downs. Net working capital provided $12.0 million in the current year while using $11.5 million in the prior year. The cash provided by net working capital in the current year was largely due to the $24.9 million decrease in accounts receivable resulting from the reductions in shipments and selling prices, and the $10.2 million decrease in inventories (excluding the impact of the inventory write-downs) resulting from our inventory reduction initiatives. These decreases were partially offset by the $23.1 million decrease in accounts payable and accrued expenses that was primarily due to the payment of $10.9 million of accrued income taxes payable and lower raw material purchases. In addition to these changes in working capital, the $14.8 million of other changes in assets and liabilities in the current year reflects the impact of $14.5 million of income taxes receivable that was recorded in prepaid expenses and other resulting from the current year loss. The cash used by working capital in the prior year was primarily due to the $25.6 million increase in inventories and the $11.1 million increase in accounts receivable resulting from the escalation in raw material costs and selling prices. These increases were partially offset by the $25.2 million increase in accounts payable and accrued expenses largely related to higher raw material purchases. While an economic slowdown adversely affects sales to our customers, it generally reduces our working capital requirements. As the impact and duration of the current economic slowdown become clearer, we may make additional adjustments in our operating activities, which could materially impact our cash requirements.
          Investing activities used $1.2 million of cash during the first nine months of 2009 compared to $7.6 million during the same period last year. The decrease was primarily due to the $6.7 million reduction in capital expenditures to $1.7 million from $8.4 million in the prior year. Capital expenditures are expected to total less than $3.0 million for fiscal 2009. Current year investing activities also include $413,000 of proceeds from the surrender of life insurance policies. Investing activities for the prior year include $1.1 million of proceeds from claims on life insurance policies and a $365,000 increase in the cash surrender value of life insurance policies resulting from the increase in the value of the underlying investments. Investing activities are largely discretionary and future outlays could be reduced significantly or eliminated should economic conditions warrant.
          Financing activities used $10.3 million of cash during the first nine months of 2009 compared to $10.2 million during the same period last year. During the current year, $10.3 million of cash dividends were paid, while in the prior year, $8.7 million of shares were repurchased and $1.6 million of cash dividends were paid.
Credit Facilities
          As of June 27, 2009, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of June 27, 2009, no borrowings were outstanding on the revolving credit facility, $39.3 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million (see Note 8 to the consolidated financial statements). During the three-month period ended June 27, 2009, ordinary course borrowings on our revolving credit facility were as high as $400,000.
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
          Should we determine, at any time, that we required additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet and capital structure as of June 27, 2009 together with the current borrowing capacity available on our revolving credit facility position us to meet our anticipated liquidity requirements.
Impact of Inflation
          We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first nine months of 2009, selling prices for our products have declined in response to softening demand, lower wire rod costs and inventory destocking measures pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was previously purchased. In contrast, during 2008, we implemented price increases in response to the unprecedented escalation in wire rod costs, which materially increased our net sales and earnings as we consumed lower cost inventory.
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
          Assumptions for employee benefit plans. We account for our defined employee benefit plans, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”) and the supplemental employee retirement plans (each, a “SERP”) in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 87, Employer’s Accounting for Pensions, as amended by SFAS No. 158 effective December 31, 2006. Under the provisions of SFAS No. 87, we recognize net periodic pension costs and value pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate and the assumed long-term rate of return on plan assets.
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
Recent Accounting Pronouncements
Current Adoptions
          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Additionally, this FSP amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB No. 28-1 did not have an impact on our consolidated financial statements.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have evaluated the period beginning June 28, 2009 through July 16, 2009, the date our financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.
Future Adoptions
          In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“141R”), “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not enter into business combinations subsequent to adoption.
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
          In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our consolidated financial statements.
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

Outlook
          Our visibility for business conditions through the remainder of 2009 is clouded by the continued uncertainty regarding future global economic conditions, the impact of the measures that have been undertaken to ease the tightening in the credit markets and the timing and magnitude of the impact of the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act. Although we expect nonresidential construction, our primary demand driver, to decrease from the levels of recent years, particularly for commercial projects which have been the most severely impacted by the economic downturn, the additional infrastructure funding provided for under ARRA should serve to at least partially mitigate this decline. We anticipate that residential construction will remain weak, which would continue to adversely affect shipments to customers that have greater exposure to the housing sector.
          Following an extended downward trend that began in September 2008, prices for our primary raw material, hot-rolled steel wire rod, appear to have bottomed out. In view of the recent upturn in scrap prices and announced closure of two U.S. rod mills that represented over 20% of total domestic capacity, wire rod prices appear likely to rise over the remainder of the year, although the magnitude of the increase and the impact on prices for our products are uncertain at this time. Considering the recent signs of stabilization in our markets and the progress made in realigning our inventory levels, we do not expect that our fourth-quarter results will be significantly impacted by the inventory write-downs and mismatching of higher raw material costs in inventory with lower selling prices that have persisted through the first nine months of the year. We expect that margins will improve during the fourth quarter as the lower replacement costs for wire rod are increasingly reflected in cost of sales.
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
Commodity Prices
          We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2009, a 10% increase in the price of steel wire rod would have resulted in a $15.5 million increase in our pre-tax loss for the nine months ended June 27, 2009 (assuming there was not a corresponding change in our selling prices).

Interest Rates
          Although we were debt-free as of June 27, 2009, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 27, 2009.
Item 4. Controls and Procedures
          We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2009. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
          There has been no change in our internal control over financial reporting that occurred during the quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
          On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI and a judgment declaring that we had no liability to DSI arising out of the ODOT bridge project. Our North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina. On March 5, 2008, the Magistrate Judge in the U.S. District Court issued his recommendation that our motion to remand the matter to the Surry County Court should be granted. The parties are awaiting a decision from the federal District Court judge on whether the recommendation will be adopted. The parties continue to contest the appropriate jurisdiction in which this litigation should proceed. We filed a motion for summary judgment in the Ohio Court of Claims lawsuit on June 25, 2009. Discovery has commenced on a limited basis in that lawsuit. We intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts owed to us by DSI. We have concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event the ultimate resolution of the case is unfavorable, we have estimated that the potential loss could range up to $11.0 million.
          On May 27, 2009, a coalition of domestic PC strand producers, including us, filed antidumping and countervailing duty petitions alleging that imports of PC strand from China had caused material injury to the domestic industry. The petitions allege that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than its fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government. On July 10, 2009, the U.S. International Trade Commission reached a preliminary determination that imports of PC strand from China threatened to injure the domestic PC strand industry. The petitioners are alleging dumping margins ranging from 140% to 315%, with an average margin of 223%. The entire investigative process is anticipated to take one year, with the final determinations of injury, dumping and subsidies expected to occur in mid-2010.
          We are also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
          There were no material changes during the quarter ended June 27, 2009 from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 and in our subsequently filed Quarterly Reports on Form 10-Q. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 27, 2008, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On November 18, 2008, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock which was to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. We did not repurchase any of our common stock under the repurchase program or otherwise during the three-month period ended June 27, 2009.
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

INSTEEL INDUSTRIES, INC. Registrant

Date: July 20, 2009	By:	/s/ Michael C. Gazmarian Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.