Form 10-K
period 2009-10-03
INSTEEL INDUSTRIES INC
filed 2009-11-09
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2009
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (336) 786-2141
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (No Par Value) (Preferred Share Purchase	The NASDAQ Stock Market LLC
Rights are attached to and trade with the Common Stock)	(NASDAQ Global Select Market)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Preferred Share Purchase Rights (attached to and trade with the Common Stock)
Title of Class
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 28, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $97,959,938 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of November 6, 2009, there were 17,524,471 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;
•	credit market conditions and the impact of the measures that have been taken by the federal government on the relative availability of financing for us, our customers and the construction industry as a whole;
•	the timing and magnitude of the impact of the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act;
•	the anticipated reduction in spending for nonresidential construction, particularly commercial construction, and the impact on demand for our concrete reinforcing products;
•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;
•	the cyclical nature of the steel and building material industries;
•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;
•	our ability to raise selling prices in order to recover increases in wire rod costs;
•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products, including the outcome of the trade cases that have been filed by domestic producers of prestressed concrete strand (“PC strand”) regarding imports of PC strand from China;
•	unanticipated changes in customer demand, order patterns or inventory levels;
•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;
•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;
•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;
•	legal, environmental or regulatory developments that significantly impact our operating costs;
•	unanticipated plant outages, equipment failures or labor difficulties;
•	continued escalation in certain of our operating costs; and
•	the risks discussed herein under the caption “Risk Factors.”

Item 1. Business
General
          Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. We manufacture and market PC strand and welded wire reinforcement (“WWR”) products, including concrete pipe reinforcement (“CPR”), ESM and standard welded wire reinforcement (“SWWR”). Our products are primarily sold to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2009, we estimate that approximately 90% of our sales were related to nonresidential construction and 10% were related to residential construction.
          Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”) and Intercontinental Metals Corporation. We were incorporated in 1958 in the State of North Carolina.
          Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities in our core businesses that further our penetration of current markets served or expand our geographic reach. Headquartered in Mount Airy, North Carolina, we operate seven manufacturing facilities that are located in the U.S. in close proximity to our customers. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.
          Our exit from the industrial wire business in June 2006 (see Note 8 to the consolidated financial statements) was the last in a series of divestitures which served to narrow our strategic and operational focus to concrete reinforcing products. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.
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
          PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For 2009, 2008 and 2007, PC strand sales represented 47%, 45% and 44%, respectively, of our consolidated net sales.
          WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including CPR, SWWR and ESM. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a replacement for hot-rolled rebar due to the cost advantages that it offers. For 2009, 2008 and 2007, WWR sales represented 53%, 55% and 56%, respectively, of our consolidated net sales.
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
Customers
          We sell our products to a broad range of customers which includes manufacturers of concrete products, and to a lesser extent, distributors and rebar fabricators. In fiscal 2009, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors and rebar fabricators. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in fiscal years 2009, 2008 and 2007.
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
          Pricing for wire rod tends to fluctuate based on domestic as well as global market conditions. As domestic demand for wire rod exceeds domestic production capacity in most economic environments, imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2009 and 2008 represented approximately 27% and 7%, respectively, of our total wire rod purchases. We believe that the substantial volume and desirable mix of grades represented by our wire rod requirements constitutes a competitive advantage by making us a more attractive customer to our suppliers relative to other manufacturers of our products.
          Domestic wire rod producers have invested heavily in recent years to improve their quality capabilities and augment their product mix by increasing the proportion of higher value-added products. This evolution toward higher value-added products generally has benefited us in our sourcing of wire rod for PC strand as this grade is more metallurgically and technically sophisticated. At the same time, domestic producers have deemphasized the production of the less sophisticated, low carbon grades of wire rod due to the more intense competitive conditions that prevail in this market. As a result, we typically rely more heavily on imports for supplies of lower grade wire rod. Historically, when traditional offshore suppliers have withdrawn from the domestic market following the filing of trade cases by the domestic industry, new suppliers have filled the resulting gaps in supply.
          Selling prices for our products tend to be correlated with changes in wire rod prices. The timing varies, however, based on market conditions and competitive factors. The relative supply and demand conditions in our markets determine whether our margins expand or contract during periods of rising or falling wire rod prices.
          During fiscal 2007, the price of imported wire rod had escalated to where it was higher than domestic pricing, resulting in reduced purchases of imports beginning in the second quarter. Domestic demand for wire rod decreased over the course of the year, largely due to the drop-off in residential construction which allowed for supply requirements to be fulfilled with the reduced level of imports.
          During fiscal 2008, wire rod prices escalated to record high levels due to tight supply conditions resulting from reduced import availability and dramatic increases in the cost of scrap, energy and other raw materials for steel producers. The reduction in imports was largely driven by the redirection of wire rod by traditional offshore suppliers to other regions of the world experiencing stronger demand and offering more attractive pricing than the U.S. market. The most notable drop in wire rod imports from traditional sources to the U.S. was from China and Turkey, primarily due to policy changes implemented by the Chinese government to discourage the exporting of wire rod and more attractive conditions in other global markets. During this period we, as well as most of our competitors, adjusted the pricing for our products to reflect the replacement cost of wire rod rather than the lower inventory carrying value, which favorably impacted our profit margins during the year.
          Wire rod prices collapsed during fiscal 2009 in response to the recessionary conditions in the economy and resulting inventory imbalances that developed throughout the supply chain, which led to a dramatic decline in demand for steel products. Consequently, selling prices for our products also declined through most of the year in response to the weakening in demand, resulting in inventory write-downs as we reduced inventory carrying values to reflect the decrease in estimated net realizable values. In July and September 2009, two U.S. rod mills representing over 20% of total domestic capacity closed in response to the weak market conditions. At this time, the impact of these plant closures on domestic wire rod prices cannot be determined due to the uncertainty regarding future demand.
Competition
          The markets in which our business is conducted are highly competitive. Some of our competitors, such as Nucor Corporation and Gerdau Ameristeel Corporation, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Our primary competitors for WWR products are Ivy Steel & Wire, Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc., Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc. and Concrete Reinforcements Inc. Our primary competitors for PC strand are American Spring Wire Corporation, Sumiden Wire Products Corporation, Strand-Tech Martin, Inc. and MMIStrandCo, LP, which is affiliated with Ivy Steel & Wire. We believe that we are the largest domestic producer of PC strand and WWR.
          Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical factor in maintaining competitive levels of conversion costs and quality. In view of our sophisticated information systems, technologically advanced manufacturing facilities, low cost production capabilities, strong market positions, and broad product offering and geographic reach, we believe that we are well-positioned to compete favorably with other producers of concrete reinforcing products.
Employees
          As of October 3, 2009, we employed 438 people, of which 44 were represented by labor unions (39 employees at our Wilmington, Delaware facility and 5 employees at our Jacksonville, Florida facility). We have collective bargaining agreements in place with each union. The agreement for the Wilmington facility expires on November 10, 2012. The agreement for the Jacksonville facility expires on April 30 of each year and is automatically renewed unless either party provides notification of its intent to modify or terminate the agreement. Should we experience a disruption of production at any facility, we have contingency plans in place that we believe would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
Financial Information
          For information with respect to revenue, operating profitability and identifiable assets attributable to our business and geographic areas, see the items referenced in Item 6, Selected Financial Data; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note 12 to the consolidated financial statements.

Environmental Matters
          We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe that these expenditures would ultimately result in a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal years 2010 and 2011.
Executive Officers of the Company
          Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	53	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	50	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	59	Vice President — Administration and Secretary
Richard T. Wagner	50	Vice President and General Manager of IWP
          H. O. Woltz III, 53, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc. until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.
          Michael C. Gazmarian, 50, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held glass manufacturer, since 1986, serving in various financial capacities.
          James F. Petelle, 59, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President — Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President — Law from 2000 to October 2006.
          Richard T. Wagner, 50, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of the Company’s subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. Prior to 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, since 1977.
          The executive officers listed above were elected by our Board of Directors at its annual meeting held February 10, 2009 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 9, 2010.
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

          Demand for our concrete reinforcing products is cyclical in nature and sensitive to changes in the economy and in the credit markets. Our products are sold primarily to manufacturers of concrete products for the construction industry and used for a broad range of nonresidential and residential construction applications. Demand in these markets is driven by the level of construction activity, which tends to be correlated with conditions in the general economy as well as other factors beyond our control. The tightening in the credit markets during fiscal 2009 could continue to unfavorably impact demand for our products by reducing the availability of financing to our customers and the construction industry as a whole. Although the implementation of unprecedented measures by the federal government have improved liquidity in the financial markets, the availability of financing continues to be constrained and the ultimate impact of these measures remains uncertain. Future prolonged periods of economic weakness or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
          Current negative macroeconomic conditions and the tightening in the credit markets could limit the ability of our customers to fund their financing requirements, thereby reducing their purchasing volume with us. Further, the reduction in the availability of credit may increase the risk of customers defaulting on their payment obligations to us. The continuation or occurrence of these events could materially and adversely impact our business, financial condition and results of operations.
Although the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act (“ARRA”) is expected to have a favorable impact on demand for our products, the timing and magnitude of the impact are uncertain.
          ARRA provides for significant increases in federal infrastructure-related funding, which should have a favorable impact on demand for our products. However, the timing and magnitude of the impact are uncertain, and we do not expect that it would be sufficient to offset the reduced demand for our products resulting from the continued weakening in nonresidential construction attributable to the economic downturn and the tightening in the credit markets.
Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.
          The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which continued through fiscal 2008, when wire rod prices rose to a record high. During 2009, wire rod prices plummeted in response to weakening demand due to the recessionary conditions in the economy and inventory destocking measures that were pursued throughout the supply chain. In response to the increased pricing volatility, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.
          Although changes in our wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce gross profit and cash flow from operations. Additionally, should raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory, as experienced during fiscal 2009.
          Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. Trade actions by domestic wire rod producers against offshore suppliers can also have a substantial impact on the availability and cost of imported wire rod. The imposition of anti-dumping or countervailing duty margins by the Department of

Commerce against exporting countries can have the effect of reducing or eliminating their activity in the domestic market, which is of increasing significance in view of the reductions in domestic wire rod production capacity that have occurred in recent years. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner which could result in lost sales and higher operating costs.
Foreign competition could adversely impact our financial results.
          Our PC strand business has experienced increasing competitive pressures from offshore producers exporting into the domestic market, particularly from China. Beginning in the second half of fiscal 2007, we elected not to pursue certain PC strand business that had been negatively impacted by low-priced Chinese import competition. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted.
          In 2003, we, together with a coalition of U.S. producers of PC strand, obtained a favorable determination from the International Trade Commission (the “ITC”) in response to the petitions we had filed alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than the price in their home markets or their cost and had injured the domestic PC strand industry. The ITC imposed anti-dumping duties ranging from 12% up to 119% which had the effect of limiting the participation of these companies in the domestic market. The ITC is expected to complete its sunset review of these duties on November 10, 2009. Should the ITC vote against the continuation of the duties, imports of PC strand from these countries are likely to rise, which would have a negative impact on our PC strand business.
          In May 2009, a coalition of U.S. PC strand producers, including Insteel, filed antidumping and countervailing duty petitions alleging that imports of PC strand from China were injuring the domestic PC strand industry. The petitions allege that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than its fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government. The petitioners are alleging dumping margins ranging from 140.31% to 314.99%, with an average margin of 223.47%.
          On October 27, 2009, the U.S. Department of Commerce (“DOC”) issued a preliminary determination in the affirmative regarding the countervailing duty case, imposing preliminary margins ranging from 7.53% to 12.06% on imports of PC strand from China. As a result, importers are required to post cash deposits or bonds on all future imports of Chinese PC strand in the amount of the preliminary margins calculated by the DOC. The current deadline for the preliminary decision on the antidumping case is December 3, 2009. If the DOC rules in the affirmative on the antidumping case, importers would be required to begin posting cash deposits or bonds on all future imports of Chinese PC strand in the amount of the preliminary antidumping margins calculated by the DOC in addition to the preliminary countervailing duty margins. The entire investigative process is anticipated to take approximately one year, with the final determinations of injury, dumping and subsidies expected to occur in mid-2010.
Our manufacturing facilities are subject to unexpected equipment failures, operational interruptions and casualty losses.
          Our manufacturing facilities are subject to risks that may limit our ability to manufacture products, including unexpected equipment failures and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, adverse weather conditions and transportation interruptions. Any such equipment failures or events can subject us to material plant shutdowns, periods of reduced production or unexpected downtime. Furthermore, the resolution of certain operational interruptions may require significant capital expenditures. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows could be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.
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
          As of October 3, 2009, we employed 438 people, of which 44 were represented by labor unions (39 employees at our Wilmington, Delaware facility and 5 employees at our Jacksonville, Florida facility). We have collective bargaining agreements in place with each union. The agreement for the Wilmington facility expires on November 10, 2012. The agreement for the Jacksonville facility expires on April 30 of each year and is automatically renewed unless either party provides notification of its intent to modify or terminate the agreement. Should we experience a disruption of production at any facility, we have contingency plans in place that would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
Our stock price can be volatile, often in connection with matters beyond our control.
          Equity markets in the U.S. have often been volatile. During fiscal 2009, our common stock traded as high as $14.72 and as low as $4.76. The following factors could cause the price of our common stock to fluctuate significantly, several of which are beyond our control: variations in our quarterly and annual operating results; changes in our business outlook; changes in market valuations of companies in our industry; changes in the expectations for nonresidential and residential construction; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.
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
          We own all of our real estate, which is pledged as security under the Credit Agreement pertaining to our revolving credit facility, with the exception of the Jacksonville facility, which is leased. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products.
Item 3. Legal Proceedings.
          On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus

$2.7 million in damages allegedly incurred by DSI. We had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI and a judgment declaring that we had no liability to DSI arising out of the ODOT bridge project. Our North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina and on July 28, 2009, the federal district court denied our motion to remand the matter to the Surry County Court. The parties continue to contest the appropriate jurisdiction in which this litigation should proceed. With regard to DSI’s third-party lawsuit, we filed a motion for summary judgment in the Ohio Court of Claims lawsuit on June 25, 2009 and discovery has commenced on a limited basis. We intend to vigorously defend the claims asserted against us by DSI in addition to pursuing full recovery of the amounts that are owed to us by DSI. We have concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event the ultimate resolution of the case is unfavorable, we have estimated that the potential loss could range up to $11.0 million.
          On May 27, 2009, a coalition of U.S. PC strand producers, including Insteel, filed antidumping and countervailing duty petitions alleging that imports of PC strand from China were injuring the domestic PC strand industry. The petitions allege that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than its fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government. The petitioners are alleging dumping margins ranging from 140.31% to 314.99%, with an average margin of 223.47%.
          On October 27, 2009, the DOC issued a preliminary determination in the affirmative regarding the countervailing duty case, imposing preliminary margins ranging from 7.53% to 12.06% on imports of PC strand from China. As a result, importers are required to post cash deposits or bonds on all future imports of Chinese PC strand in the amount of the preliminary margins calculated by the DOC. The current deadline for the preliminary decision on the antidumping case is December 3, 2009. If the DOC rules in the affirmative on the antidumping case, importers would be required to begin posting cash deposits or bonds on all future imports of Chinese PC strand in the amount of the preliminary antidumping margins calculated by the DOC in addition to the preliminary countervailing duty margins. The entire investigative process is anticipated to take approximately one year, with the final determinations of injury, dumping and subsidies expected to occur in mid-2010.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
          Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of November 6, 2009, there were 1,076 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividend per share declared in fiscal 2009 and fiscal 2008:

	Fiscal 2009			Fiscal 2008
			Cash			Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$14.72	$7.00	$0.03	$16.35	$10.00	$0.03
Second Quarter	12.47	4.76	0.03	12.45	7.36	0.03
Third Quarter	9.26	6.24	0.03	19.14	9.96	0.03
Fourth Quarter	12.58	7.53	0.03	20.17	13.77	0.53
          On November 18, 2008, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock which was to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. During the year ended October 3, 2009, we repurchased $24,000 or 2,497 shares of our common stock through restricted stock net-share settlements.
          The following table summarizes the repurchases of common stock during the quarter ended October 3, 2009:

			Total Number of
			Shares Purchased as	Maximum Number (or Approximate
			Part of Publicly	Dollar Value) of Shares That May Yet
	Total Number of	Average Price	Announced Plan or	Be Purchased Under the Plan or
(In thousands except per share amounts)	Shares Purchased	Paid per Share	Program	Program
June 28, 2009 - August 1, 2009	—	—	—	$24,991 (1)
August 2, 2009 - August 29, 2009 (2)	1,377	$11.40	1,377	24,976 (1)
August 30, 2009 - October 3, 2009	—	—	—	24,976 (1)

	1,377		1,377

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008 which continues in effect until terminated by the Board of Directors.

(2)	Represents 1,377 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.
          In July 2005, we resumed our quarterly cash dividend of $0.03 per share. On August 12, 2008, our Board of Directors approved a special cash dividend of $0.50 per share that was paid on October 3, 2008. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans. See Note 5 of the consolidated financial statements for additional discussion with respect to dividend payments.
          On April 21, 2009, the Board of Directors adopted Amendment No. 1 to Rights Agreement, effective April 25, 2009, amending the Rights Agreement dated as of April 27, 1999 between us and American Stock Transfer & Trust Company, LLC, successor to First Union National Bank. Amendment No. 1 and the Rights Agreement are hereinafter collectively referred to as the “Rights Agreement.” In connection with adopting the Rights Agreement, on April 26, 1999, the Board of Directors declared a dividend distribution of one right per share of our outstanding common stock as of May 17, 1999. The Rights Agreement also provides that one right will attach to each share of our common stock issued after May 17, 1999. Each right entitles the registered holder to purchase from us on certain dates described in the Rights Agreement one two-hundredths of a share (a “Unit”) of our Series A Junior Participating Preferred Stock at a purchase price of $46 per Unit, subject to adjustment as described in the Rights Agreement. For more information regarding our Rights Agreement, see Note 16 to the consolidated financial statements.
Item 6. Selected Financial Data.
Financial Highlights
(In thousands, except per share amounts)

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	October 3,	September 27,	September 29,	September 30,	October 1,
	2009	2008	2007	2006	2005
Net sales	$230,236	$353,862	$297,806	$329,507	$309,320
Earnings (loss) from continuing operations	(20,940)	43,717	24,284	34,377	24,499
Net earnings (loss)	(22,086)	43,752	24,162	33,040	25,045
Earnings (loss) per share from continuing operations (basic)	(1.20)	2.49	1.34	1.88	1.31
Earnings (loss) per share from continuing operations (diluted)	(1.20)	2.47	1.33	1.86	1.29
Net earnings (loss) per share (basic)	(1.27)	2.49	1.33	1.80	1.34
Net earnings (loss) per share (diluted)	(1.27)	2.47	1.32	1.79	1.32
Cash dividends declared	0.12	0.62	0.12	0.12	0.06
Total assets	182,117	228,220	173,529	166,596	138,276
Total long-term debt	—	—	—	—	11,860
Shareholders’ equity	147,070	169,847	143,850	122,438	97,036

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
Overview
          Following our exit from the industrial wire business (see Note 8 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic reach.
Critical Accounting Policies
          Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our discussion and analysis of our financial condition and results of operations are based on these financial statements. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.
          Following is a discussion of our most critical accounting policies, which are those that are both important to the depiction of our financial condition and results of operations and that require judgments, assumptions and estimates.
          Revenue recognition. We recognize revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition when products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and as such, are excluded from revenue.
          Concentration of credit risk. Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We are exposed to credit risk in the event of default by institutions in which our cash and cash equivalents are held and by customers to the extent of the amounts recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk. Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits.
          Most of our accounts receivable are due from customers that are located in the U.S. and we generally require no collateral depending upon the creditworthiness of the account. We utilize credit insurance on certain accounts receivable due from customers located outside of the U.S. We provide an allowance for doubtful accounts based upon our assessment of the credit risk of specific customers, historical trends and other information. There is no disproportionate concentration of credit risk.
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
          Self-insurance. We are self-insured for certain losses relating to medical and workers’ compensation claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for uninsured claims incurred using actuarial assumptions followed by the insurance industry and historical experience. These estimates are subject to a high degree of variability based upon future inflation rates, litigation trends, changes in benefit levels and claim settlement patterns. Because of uncertainties related to these factors as well as the possibility of changes in the underlying facts and circumstances, future adjustments to these reserves may be required.
          Litigation. From time to time, we may be involved in claims, lawsuits and other proceedings. Such matters involve uncertainty as to the eventual outcomes and the potential losses that we may ultimately incur. We record expenses for litigation when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We estimate the probability of such losses based on the advice of legal counsel, the outcome of similar litigation, the status of the lawsuits and other factors. Due to the numerous factors that enter into these judgments and assumptions, it is reasonably likely that actual outcomes will differ from our estimates. We monitor our potential exposure to these contingencies on a regular basis and may adjust our estimates as additional information becomes available or as there are significant developments.
          Assumptions for employee benefit plans. We account for our defined employee benefit plans, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”) and the supplemental employee retirement plans (each, a “SERP”) in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. Under the provisions of ASC Topic 715, we recognize net periodic pension costs and value pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate and the assumed long-term rate of return on plan assets.
          The discount rates we utilize for determining net periodic pension costs and the related benefit obligations for our plans are based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rates are used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the Delaware Plan was 5.5%, 7.0% and 6.5% for 2009, 2008 and 2007, respectively. The discount rate for the SERPs was 5.5%, 7.0% and 6.25% for 2009, 2008 and 2007, respectively.
          The assumed long-term rate of return on plan assets for the Delaware Plan represents the estimated average rate of return expected to be earned on the funds invested or to be invested in the plan’s assets to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year. The amount of net periodic pension cost that is recorded each year is based on the assumed long-term rate of return on plan assets for the plan and the actual fair value of the plan assets as of the beginning of the year. We regularly review our actual asset allocation and, when appropriate, rebalance the investments in the plan to more accurately reflect the targeted allocation.
          For 2009, 2008 and 2007, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2010. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.
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
          The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized under ASC Topic 715 for financial reporting purposes. No contributions were required to be made to the Delaware Plan during 2009, 2008 and 2007.
          We currently expect to record net periodic pension costs totaling $199,600 during 2010, although we do not expect any cash contributions to the Delaware Plan will be required during the year. Contributions to the SERPs are expected to total $155,000 during 2010, matching the required benefit payments.
          A 0.25% decrease in the assumed discount rate for the Delaware Plan would have increased our projected and accumulated benefit obligations as of October 3, 2009 by approximately $90,200 and the expected net periodic pension cost for 2010 by approximately $3,400. A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of October 3, 2009 by approximately $182,000 and $137,000, respectively, and increased the net periodic pension cost for 2010 by approximately $16,000.
          A 0.25% decrease in the assumed long-term rate of return on plan assets for the Delaware Plan would have increased the expected net periodic pension cost for 2010 by approximately $7,100.
Recent Accounting Pronouncements.
Current Adoptions
          In June 2009, FASB issued Accounting Standards Update (ASU) No. 2009-01, the FASB Accounting Standards Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”). This update established the Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. As the Codification was not intended to change or alter existing GAAP, the adoption of ASU 2009-01 did not have an impact on our consolidated financial statements.
          In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to ASC Topic 820, Fair Value Measurement and Disclosure, for the fair value measurement of liabilities. The purpose of this amendment is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The adoption of ASU 2009-05 did not have an impact on our consolidated financial statements.
Future Adoptions
          In December 2007, the FASB amended certain provisions of ASU Topic 805, Business Combinations (previously reported as Statement of Financial Accounting Standards “SFAS” No. 141R, “Business Combinations”). This amendment requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This amendment is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not enter into business combinations subsequent to adoption.
          In December 2007, the FASB amended certain provisions of ASU Topic 810, Consolidation (previously reported as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). This amendment establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. This amendment also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This amendment is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not obtain any minority interests in subsidiaries subsequent to adoption.
          In June 2008, the FASB amended certain provisions of ASU Topic 260, Earnings per Share (previously reported as FASB Staff Position “FSP” Emerging Issues Task Force “EITF” No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). This amendment requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. We are currently evaluating the impact, if any, that the adoption of this amendment will have on our consolidated financial statements.
          In December 2008, the FASB amended certain provisions of ASU Topic 715, Compensation - Retirement Benefits (previously reported as FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. We are currently evaluating the impact, if any, that the adoption of this amendment will have on our consolidated financial statements.
Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Year Ended
	October 3,		September 27,		September 29,		September 30,
	2009	Change	2008	Change	2007	Change	2006
Net sales	$230,236	(34.9%)	$353,862	18.8%	$297,806	(9.6%)	$329,507
Gross profit (loss)	(15,093)	(117.4%)	86,755	54.8%	56,061	(20.9%)	70,871
Percentage of net sales	(6.6%)		24.5%		18.8%		21.5%
Selling, general and administrative expense	$17,243	(7.4%)	$18,623	5.9%	$17,583	3.5%	$16,996
Percentage of net sales	7.5%		5.3%		5.9%		5.2%
Other expense (income), net	(135)	N/M	85	N/M	4	N/M	(446)
Interest expense	641	7.9%	594	0.3%	592	(11.5%)	669
Interest income	(144)	(80.0%)	(721)	73.7%	(415)	62.7%	(255)
Effective income tax rate	36.0%		35.9%		36.6%		36.2%
Earnings (loss) from continuing operations	$(20,940)	(147.9%)	$43,717	80.0%	$24,284	(29.4%)	$34,377
Earnings (loss) from discontinued operations	(1,146)	N/M	35	N/M	(122)	N/M	(1,337)
Net earnings (loss)	(22,086)	(150.5%)	43,752	81.1%	24,162	(26.9%)	33,040

“N/M” = not meaningful
2009 Compared with 2008
Net Sales
          Net sales decreased 34.9% to $230.2 million in 2009 from $353.9 million in 2008. Shipments for the year decreased 29.7% while average selling prices declined 7.5% from the prior year levels. The reduction in shipments was primarily due to the general economic downturn, the tightening in credit markets and the surge in low-priced imports of PC strand during 2008, which resulted in customer inventory destocking through most of the year. The decline in average selling prices was driven by the collapse in steel prices that occurred through most of the current year together with weakening demand following the unprecedented escalation in raw material costs and selling prices that occurred during the prior year.
Gross Profit (Loss)
          The gross loss for 2009 was $15.1 million, or 6.6% of net sales compared to gross profit of $86.8 million, or 24.5% of net sales in 2008. The gross loss for the year reflects a pre-tax charge of $25.9 million for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market resulting from the decline in selling prices for certain products during the year relative to higher raw material costs under the first-in, first-out (“FIFO”) method of accounting. The gross loss for the current year also reflects the unfavorable impact of the reductions in shipments and selling prices, the consumption of higher cost inventory that was purchased prior to the recent collapse in steel prices and the escalation in unit conversion costs resulting from reduced operating schedules at our manufacturing facilities.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) decreased 7.4% to $17.2 million, or 7.5% of net sales in 2009 from $18.6 million, or 5.3% of net sales in 2008 primarily due to reductions in employee incentive plan expense ($2.6 million), supplemental employee retirement plan expense ($246,000), travel expense ($201,000) and bad debt expense ($139,000). The reduction in employee incentive plan expense was related to the decline in our financial performance during the current year. The reduction in travel expense was primarily due to the implementation of various cost reduction measures. These reductions were partially offset by the net gain on a life insurance settlement in the prior year ($661,000), and increases in stock-based compensation expense ($375,000), legal expense ($257,000), employee benefit costs ($231,000) and consulting expense ($138,000). The increase in legal expense was primarily associated with the trade cases that have been filed regarding imports of PC strand from China. The increase in employee benefit expense was largely due to higher employee medical costs.
Interest Expense
          Interest expense for 2009 increased $47,000, or 7.9% to $641,000 from $594,000 in 2008 primarily due to higher average outstanding balances on the revolving credit facility in the current year.
Interest Income
          Interest income for 2009 decreased $577,000, or 80.0%, to $144,000 from $721,000 in 2008 primarily due to lower rates of return on cash investments in the current year.
Income Taxes
          Our effective income tax rate for 2009 was relatively flat at 36.0% compared with 35.9% in 2008.
Earnings (Loss) From Continuing Operations
          The loss from continuing operations for 2009 was $20.9 million ($1.20 per share) compared with earnings from continuing operations of $43.7 million ($2.47 per diluted share) in 2008 due to the decreases in net sales and gross profit.
Earnings (Loss) From Discontinued Operations
          The loss from discontinued operations for 2009 was $1.1 million ($0.07 per share) compared with earnings of $35,000 in 2008, which had no effect on earnings per share. The current year loss is primarily due to a pre-tax impairment charge of $1.8 million ($1.1 million or $0.06 per share after-tax) to write down the carrying value of the real estate held for sale associated with the industrial wire business, which we exited in 2006. The earnings in 2008 resulted from escrow payments we received that were forfeited by a prospective buyer of the industrial wire facility.
Net Earnings (Loss)
          The net loss for 2009 was $22.1 million ($1.27 per share) compared to net earnings of $43.8 million ($2.47 per diluted share) in 2008 primarily due to the decreases in net sales and gross profit.
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
Earnings From Continuing Operations
          Earnings from continuing operations for 2008 increased to $43.7 million ($2.47 per diluted share) compared to $24.3 million ($1.33 per diluted share) in 2007 primarily due to the increases in sales and gross profit which more than offset the increase in SG&A expense.
Earnings (Loss) From Discontinued Operations
          Earnings from discontinued operations for 2008 were $35,000, which had no effect on earnings per share, compared with a loss of $122,000 ($0.01 per share) in 2007. The earnings in 2008 resulted from escrow payments we received that were forfeited by a prospective buyer of our Fredericksburg, Virginia manufacturing facility, which we had closed in 2006 in connection with our exit from the industrial wire business.
Net Earnings
          Net earnings for 2008 increased to $43.8 million ($2.47 per diluted share) compared to $24.2 million ($1.32 per diluted share) in 2007 primarily due to the increases in sales and gross profit which more than offset the increase in SG&A expense.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Year Ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Net cash provided by operating activities of continuing operations	$22,092	$36,808	$17,065
Net cash used for investing activities of continuing operations	(2,166)	(8,249)	(17,062)
Net cash used for financing activities of continuing operations	(11,347)	(10,710)	(1,842)

Net cash provided by (used for) operating activities of discontinued operations	30	(59)	(147)

Working capital	82,252	97,566	70,697
Total long-term debt	—	—	—
Percentage of total capital	—	—	—
Shareholders’ equity	$147,070	$169,847	$143,850
Percentage of total capital	100%	100%	100%
Total capital (total long-term debt + shareholders’ equity)	$147,070	$169,847	$143,850
Cash Flow Analysis
          Operating activities of continuing operations provided $22.1 million of cash during 2009 compared to $36.8 million in 2008 and $17.1 million in 2007. The year-over-year change in 2009 was primarily due to the loss that was incurred in the current year, which was partially offset by the cash provided by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. The current year loss reflects a pre-tax charge of $25.9 million for inventory write-downs. Net working capital provided $20.3 million of cash in the current year largely due to the $28.3 million decrease in accounts receivable resulting from the reductions in shipments and selling prices, and the $6.7 million decrease in inventories (excluding the impact of the inventory write-downs) resulting from our inventory reduction initiatives. These decreases were partially offset by the $14.8 million decrease in accounts payable and accrued expenses that was primarily due to the payment of $10.9 million of accrued income taxes payable and lower raw material purchases. In addition to these changes in working capital, the $14.2 million of other changes in assets and liabilities in the current year includes $13.0 million of estimated income taxes receivable that were recorded in prepaid expenses and other resulting from the current year loss. Net working capital used $20.2 million and $14.6 million in 2008 and 2007, respectively. The cash used by working capital in 2008 was due to the $23.8 million increase in inventories and the $15.1 million increase in accounts receivable resulting from an escalation in raw material costs and selling prices, which were partially offset by an $18.7 million increase in accounts payable and accrued expenses largely related to higher raw material purchases. The cash used by working capital in 2007 was primarily due to the $17.0 million decrease in accounts payable and accrued expenses resulting from the sharp reduction in raw material purchases together with changes in the mix of vendor payments. Additionally, depreciation and amortization expense increased $1.6 million from 2007 to 2008 as a result of the elevated level of capital expenditures and related asset additions. As the impact and duration of the current economic slowdown become clearer, we may make additional adjustments in our operating activities, which could materially impact our cash requirements. While an economic slowdown adversely affects sales to our customers, it generally reduces our working capital requirements.
          Investing activities used $2.2 million of cash during 2009 compared to $8.2 million during 2008 and $17.1 million in 2007. Capital expenditures amounted to $2.4 million, $9.5 million and $17.0 million in 2009, 2008 and 2007, respectively, with the higher levels in the prior years primarily related to the expansion and upgrading of our manufacturing facilities. Capital expenditures are expected to total less than $5.0 million for fiscal 2010. Current year investing activities also include $413,000 of proceeds from the surrender of life insurance policies compared to $170,000 in the prior year and a $215,000 increase in the cash surrender value of life insurance policies resulting from the increase in the value of the underlying investments compared to $190,000 in 2008 and $639,000 in 2007. Investing activities in 2008 also include $1.1 million of proceeds from claims on life insurance policies. Investing activities are largely discretionary and future outlays could be reduced significantly or eliminated should economic conditions warrant.
          Financing activities used $11.3 million of cash during 2009 compared to $10.7 million and $1.8 million during 2008 and 2007, respectively. During the current year, $11.4 million of cash dividends were paid compared to $2.1 million and $2.2 million during 2008 and 2007, respectively. Additionally, $8.7 million of shares were repurchased during 2008.

Credit Facility
          We have a $100.0 million revolving credit facility in place, which matures in June 2010 and supplements our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. No borrowings were outstanding on the credit facility as of October 3, 2009 and September 27, 2008 and outstanding letters of credit totaled $1.1 million and $1.2 million, respectively. As of October 3, 2009, $38.7 million of borrowing capacity was available on the credit facility (see Note 5 to the consolidated financial statements). During the year ended October 3, 2009, ordinary course borrowings on our revolving credit facility were as high as $10.0 million.
          We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, and net cash generated by operating activities will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We can also access the amounts available under our revolving credit facility, which we expect to either extend or replace prior to the June 2010 maturity date. In the event that we elected not to extend or replace the existing revolving credit facility or if we were unable to do so, we believe that cash and cash equivalents, and net cash generated by operating activities will be sufficient to meet our expected funding requirements. However, further deterioration in general economic conditions could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.
          Should we determine, at any time, that we require additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet and capital structure as of October 3, 2009 positions us to meet our anticipated liquidity requirements for the foreseeable future. Our liquidity position is further supported by the borrowing capacity available to us under our existing credit facility.
Impact of Inflation
          We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2009, selling prices for our products declined dramatically in response to softening demand and the inventory destocking measures pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased prior to the collapse in steel prices. In contrast, during 2008, we implemented price increases in response to the unprecedented escalation in wire rod costs, which materially increased our net sales and earnings as we consumed lower cost inventory. During 2007, inflation did not have a material impact on our sales or earnings.
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
Contractual Obligations
          Our contractual obligations and commitments at October 3, 2009 are as follows:

Payments Due by Period
(In thousands)

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual obligations:
Raw material purchase commitments(1)	$28,389	$28,389	$—	$—	$—
Supplemental employee retirement plan obligations	19,260	155	487	487	18,131
Pension benefit obligations	7,391	399	494	469	6,029
Operating leases	1,595	615	508	69	403
Trade letters of credit	1,118	1,118	—	—	—
Other unconditional purchase obligations(2)	298	298	—	—	—
Commitment fee on unused portion of credit facility	197	197	—	—	—

Total	$58,248	$31,171	$1,489	$1,025	$24,563

(1)	Non-cancelable fixed price purchase commitments for raw materials.

(2)	Contractual commitments for capital expenditures.
Outlook
          Our visibility for business conditions in 2010 is clouded by the continued uncertainty regarding future global economic conditions, the availability of financing in the credit markets and the timing and magnitude of the impact of the federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act (“ARRA”) as well as the next federal highway funding authorization. Although we expect nonresidential construction, our primary demand driver, to decrease from the levels of recent years, particularly for commercial projects which have been the most severely impacted by the economic downturn, the additional infrastructure funding provided for under ARRA should serve to at least partially mitigate this decline. We anticipate that residential construction will remain weak, but gradually improve over the course of the year, favorably impacting shipments to customers that have greater exposure to the housing sector.
          Following an extended downward trend that began in September 2008, prices for our primary raw material, hot-rolled steel wire rod, appear to have leveled out in recent months, although their future direction remains highly uncertain. The recent closures of two U.S. rod mills that represented over 20% of total domestic capacity has the potential to drive prices higher, although the impact is likely to be minimized to the extent that demand for wire rod remains at depressed levels.
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
Commodity Prices
          We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our 2009 shipments and average rod cost reflected in cost of sales, a 10% increase in the price of steel wire rod would have resulted in a $19.1 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).
Interest Rates
          Although we were debt-free as of October 3, 2009, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars and any such transactions historically have not been material. We will occasionally hedge firm commitments for equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 3, 2009. During fiscal 2009, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.
Item 8. Financial Statements and Supplementary Data.
(a) Financial Statements

Consolidated Statements of Operations for the years ended October 3, 2009, September 27, 2008 and September 29, 2007	24
Consolidated Balance Sheets as of October 3, 2009 and September 27, 2008	25
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended October 3, 2009, September 27, 2008 and September 29, 2007	26
Consolidated Statements of Cash Flows for the years ended October 3, 2009, September 27, 2008 and September 29, 2007	27
Notes to Consolidated Financial Statements	28
Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements	49
Schedule II — Valuation and Qualifying Accounts for the years ended October 3, 2009, September 27, 2008 and September 29, 2007	50
Report of Independent Registered Public Accounting Firm — Internal Control Over Financial Reporting	52

(b) Supplementary Data
          Selected quarterly financial data for 2009 and 2008 is as follows:
Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	December 27	March 28	June 27	October 3
2009
Operating Results
Net sales	$61,799	$50,404	$56,963	$61,070
Gross profit (loss)	(4,276)	(21,040)	1,176	9,047
Earnings (loss) from continuing operations	(5,599)	(16,382)	(1,737)	2,778
Loss from discontinued operations	(36)	(13)	(12)	(1,085)
Net earnings (loss)	(5,635)	(16,395)	(1,749)	1,693
Per share data:
Basic:
Earnings (loss) from continuing operations	(0.33)	(0.94)	(0.10)	0.16
Loss from discontinued operations	—	—	—	(0.06)
Net earnings (loss)	(0.33)	(0.94)	(0.10)	0.10
Diluted:
Earnings (loss) from continuing operations	(0.33)	(0.94)	(0.10)	0.16
Loss from discontinued operations	—	—	—	(0.06)
Net earnings (loss)	(0.33)	(0.94)	(0.10)	0.10

	Quarter Ended
	December 29	March 29	June 28	September 27
2008
Operating Results
Net sales	$65,980	$77,260	$104,332	$106,290
Gross profit	10,620	15,787	30,885	29,463
Earnings from continuing operations	4,231	6,892	16,948	15,646
Earnings (loss) from discontinued operations	(7)	26	(21)	37
Net earnings	4,224	6,918	16,927	15,683
Per share data:
Basic:
Earnings from continuing operations	0.23	0.40	0.98	0.90
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings	0.23	0.40	0.98	0.90
Diluted:
Earnings from continuing operations	0.23	0.39	0.97	0.89
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings	0.23	0.39	0.97	0.89

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Net sales	$230,236	$353,862	$297,806
Cost of sales	219,388	267,107	241,745
Inventory write-downs	25,941	—	—

Gross profit (loss)	(15,093)	86,755	56,061
Selling, general and administrative expense	17,243	18,623	17,583
Other expense (income), net	(135)	85	4
Interest expense	641	594	592
Interest income	(144)	(721)	(415)

Earnings (loss) from continuing operations before income taxes	(32,698)	68,174	38,297
Income taxes	(11,758)	24,457	14,013

Earnings (loss) from continuing operations	(20,940)	43,717	24,284
Earnings (loss) from discontinued operations net of of income taxes of ($729), $23 and ($77)	(1,146)	35	(122)

Net earnings (loss)	$(22,086)	$43,752	$24,162

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$(1.20)	$2.49	$1.34
Earnings (loss) from discontinued operations	(0.07)	—	(0.01)

Net earnings (loss)	$(1.27)	$2.49	$1.33

Diluted:
Earnings (loss) from continuing operations	$(1.20)	$2.47	$1.33
Earnings (loss) from discontinued operations	(0.07)	—	(0.01)

Net earnings (loss)	$(1.27)	$2.47	$1.32

Cash dividends declared	$0.12	$0.62	$0.12

Weighted shares outstanding:
Basic	17,380	17,547	18,142

Diluted	17,380	17,712	18,314

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	October 3,	September 27,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$35,102	$26,493
Accounts receivable, net	21,283	49,581
Inventories	38,542	71,220
Prepaid expenses and other	16,724	3,122

Total current assets	111,651	150,416
Property, plant and equipment, net	64,204	69,105
Other assets	4,382	5,064
Non-current assets of discontinued operations	1,880	3,635

Total assets	$182,117	$228,220

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$23,965	$23,581
Accrued expenses	5,215	29,081
Current liabilities of discontinued operations	219	188

Total current liabilities	29,399	52,850
Other liabilities	5,465	5,306
Long-term liabilities of discontinued operations	183	217
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	—	—
Common stock, $1 stated value
Authorized shares: 20,000
Issued and outstanding shares: 2009, 17,525; 2008, 17,507	17,525	17,507
Additional paid-in capital	43,774	41,746
Retained earnings	88,291	112,479
Accumulated other comprehensive loss	(2,520)	(1,885)

Total shareholders’ equity	147,070	169,847

Total liabilities and shareholders’ equity	$182,117	$228,220

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income(1)	Equity
Balance at September 30, 2006	18,213	$18,213	$46,343	$57,882	$—	$122,438

Comprehensive income:
Net earnings				24,162		24,162
Recognition of additional pension plan liability(1)					(9)	(9)
Adjustment to adopt certain provisions of ASC Topic 715					(2,110)	(2,110)

Comprehensive income(1)						22,043
Stock options exercised	23	23	139			162
Restricted stock granted	67	67	(67)			—
Restricted stock shares from dividend			12			12
Compensation expense associated with stock-based plans			1,258			1,258
Excess tax benefits from stock-based compensation			122			122
Cash dividends declared				(2,185)		(2,185)

Balance at September 29, 2007	18,303	$18,303	$47,807	$79,859	$(2,119)	$143,850

Comprehensive income:
Net earnings				43,752		43,752
Adjustment to defined benefit plan liability(1)					234	234

Comprehensive income(1)						43,986
Stock options exercised	24	24	96			120
Restricted stock granted	93	93	(93)			—
Compensation expense associated with stock-based plans			1,759			1,759
Adjustment to adopt certain provisions of ASC Topic 740				(256)		(256)
Excess tax benefits from stock-based compensation			31			31
Repurchases of common stock	(906)	(906)	(7,785)			(8,691)
Restricted stock surrendered for withholding taxes payable	(7)	(7)	(69)			(76)
Cash dividends declared				(10,876)		(10,876)

Balance at September 27, 2008	17,507	$17,507	$41,746	$112,479	$(1,885)	$169,847

Comprehensive loss:
Net loss				(22,086)		(22,086)
Adjustment to defined benefit plan liability(1)					(635)	(635)

Comprehensive loss(1)						(22,721)
Stock options exercised	20	20	46			66
Compensation expense associated with stock-based plans			2,036			2,036
Excess tax deficiencies from stock-based compensation			(32)			(32)
Restricted stock surrendered for withholding taxes payable	(2)	(2)	(22)			(24)
Cash dividends declared				(2,102)		(2,102)

Balance at October 3, 2009	17,525	$17,525	$43,774	$88,291	$(2,520)	$147,070

(1)	Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2007 $1,299, 2008 ($143), 2009 $389.
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Cash Flows From Operating Activities:
Net earnings (loss)	$(22,086)	$43,752	$24,162
Loss (earnings) from discontinued operations	1,146	(35)	122

Earnings (loss) from continuing operations	(20,940)	43,717	24,284
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,377	7,271	5,711
Amortization of capitalized financing costs	508	498	498
Stock-based compensation expense	2,036	1,759	1,258
Excess tax deficiencies (benefits) from stock-based compensation	32	(31)	(122)
Inventory write-downs	25,941	—	—
Loss on sale of property, plant and equipment	24	289	301
Deferred income taxes	997	484	2,003
Gain from life insurance proceeds	—	(661)	—
Increase in cash surrender value of life insurance over premiums paid	—	—	(277)
Net changes in assets and liabilities:
Accounts receivable, net	28,298	(15,063)	3,001
Inventories	6,737	(23,819)	(604)
Accounts payable and accrued expenses	(14,761)	18,699	(17,019)
Other changes	(14,157)	3,665	(1,969)

Total adjustments	43,032	(6,909)	(7,219)

Net cash provided by operating activities — continuing operations	22,092	36,808	17,065
Net cash provided by (used for) operating activities — discontinued operations	30	(59)	(147)

Net cash provided by operating activities	22,122	36,749	16,918

Cash Flows From Investing Activities:
Capital expenditures	(2,377)	(9,456)	(17,013)
Proceeds from sale of assets held for sale	—	—	590
Proceeds from sale of property, plant and equipment	13	116	—
Proceeds from surrender of life insurance policies	413	170	—
Increase in cash surrender value of life insurance policies	(215)	(190)	(639)
Proceeds from life insurance claims	—	1,111	—

Net cash used for investing activities — continuing operations	(2,166)	(8,249)	(17,062)

Net cash used for investing activities	(2,166)	(8,249)	(17,062)

Cash Flows From Financing Activities:
Proceeds from long-term debt	22,920	951	16,999
Principal payments on long-term debt	(22,920)	(951)	(16,999)
Cash received from exercise of stock options	66	120	162
Excess tax benefits (deficiencies) from stock-based compensation	(32)	31	122
Repurchases of common stock	—	(8,691)	—
Cash dividends paid	(11,381)	(2,141)	(2,176)
Other	—	(29)	50

Net cash used for financing activities — continuing operations	(11,347)	(10,710)	(1,842)

Net cash used for financing activities	(11,347)	(10,710)	(1,842)

Net increase (decrease) in cash and cash equivalents	8,609	17,790	(1,986)
Cash and cash equivalents at beginning of period	26,493	8,703	10,689

Cash and cash equivalents at end of period	$35,102	$26,493	$8,703

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$133	$95	$93
Income taxes	11,454	11,563	16,785
Non-cash financing activity:
Purchases of property, plant and equipment in accounts payable	136	178	937
Issuance of restricted stock	—	1,185	1,215
Declaration of cash dividends to be paid	—	9,279	544
Restricted stock surrendered for withholding taxes payable	24	76	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 3, 2009, SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007
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
          In 2006, the Company exited the industrial wire business in order to narrow its strategic and operational focus to concrete reinforcing products (see Note 8 to the consolidated financial statements). The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.
          The Company has evaluated all subsequent events that occurred after the balance sheet date through November 9, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.
(2) Summary of Significant Accounting Policies
          Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal year 2009 was a 53-week fiscal year, and fiscal years 2008 and 2007 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.
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
          Concentration of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company is exposed to credit risk in the event of default by these institutions and customers to the extent of the amounts recorded on the balance sheet. The Company invests excess cash primarily in money market funds, which are highly liquid securities. The Company’s cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits.
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
          Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued by using a Monte Carlo valuation model at the grant date. The Monte Carlo valuation model considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate. Excess tax deficiencies (benefits) generated from option exercises during 2009, 2008 and 2007 were $32,000, ($31,000) and ($122,000), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Revenue recognition. The Company recognizes revenue from product sales in accordance with FASB ASC Topic 605, Revenue Recognition, when the products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and as such, are excluded from revenue.
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
          Property, plant and equipment. Property, plant and equipment are recorded at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 — 15 years. Depreciation expense was approximately $7.4 million in 2009, $7.3 million in 2008 and $5.7 million in 2007 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statement of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statement of operations. No interest costs were capitalized in 2009, 2008 or 2007.
          Other assets. Other assets consist principally of non-current deferred tax assets, capitalized financing costs, the cash surrender value of life insurance policies and assets held for sale. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the life of the related credit agreement, and reflected in interest expense in the consolidated statement of operations.
          Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. The Company recorded a pre-tax impairment loss of $1.8 million during 2009 for the write-down to fair value of an idle manufacturing facility currently classified as held for sale. The impairment loss is included within the results of discontinued operations (see Note 8 to the consolidated financial statements). There were no impairment losses in 2008 or 2007.
          Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.
          Income taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized. The Company adopted certain provisions of FASB ASC Topic 740, Income Taxes (formerly reported as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, “FIN No. 48”) effective September 30, 2007, the beginning of fiscal year 2008. The cumulative effect of adopting these provisions resulted in a $256,000 increase in tax reserves and a corresponding decrease in the Company’s retained earnings balance as of September 30, 2007.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) Recent Accounting Pronouncements
Current Adoptions
          In June 2009, FASB issued Accounting Standards Update (ASU) No. 2009-01, the FASB Accounting Standards Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”). This update established the Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. As the Codification was not intended to change or alter existing GAAP, the adoption of ASU 2009-01 did not have an impact on the Company’s consolidated financial statements.
          In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to ASC Topic 820, Fair Value Measurement and Disclosure, for the fair value measurement of liabilities. The purpose of this amendment is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The adoption of ASU 2009-05 did not have an impact on the Company’s consolidated financial statements.
Future Adoptions
          In December 2007, the FASB amended certain provisions of ASU Topic 805, Business Combinations (previously reported as Statement of Financial Accounting Standards “SFAS” No. 141R, “Business Combinations”). This amendment requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This amendment is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008 and is not expected to have a material effect on the Company’s consolidated financial statements to the extent that it does not enter into business combinations subsequent to adoption.
          In December 2007, the FASB amended certain provisions of ASU Topic 810, Consolidation (previously reported as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). This amendment establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. This amendment clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This amendment is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material effect on the Company’s consolidated financial statements to the extent that it does not obtain any minority interests in subsidiaries subsequent to adoption.
          In June 2008, the FASB amended certain provisions of ASU Topic 260, Earnings per Share (previously reported as FASB Staff Position “FSP” Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). This amendment requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
          In December 2008, the FASB amended certain provisions of ASU Topic 715, Compensation — Retirement Benefits (previously reported as FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
(4) Fair Value Measurements
          Effective September 28, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(previously reported as “SFAS No. 157” as amended by “FSP No. 157-2”) for financial assets and liabilities. The Company will adopt the non-financial assets and liabilities provisions in the first quarter of fiscal 2010. ASC Topic 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
          As of October 3, 2009, the Company held assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$35,391	$35,391	$—

Other assets:
Cash surrender value of life insurance policies	3,739	—	3,739

Total	$39,130	$35,391	$3,739

          Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of money market funds, approximates fair value due to the short maturities of these investments. Cash surrender value of life insurance policies are classified as Level 2. The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of October 3, 2009.
          The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.
(5) Credit Facility
          The Company has a $100.0 million revolving credit facility in place, which matures in June 2010 and supplements its operating cash flow in funding its working capital, capital expenditures and general corporate requirements. No borrowings were outstanding on the credit facility as of October 3, 2009 and September 27, 2008 and outstanding letters of credit totaled $1.1 million and $1.2 million, respectively. As of October 3, 2009, $38.7 million of borrowing capacity was available on the credit facility.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of October 3, 2009, the applicable interest rate margins were 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties.
          Financial Covenants
          The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of October 3, 2009, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of October 3, 2009, the Company was in compliance with all of the negative covenants under the credit facility.
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
          Amortization of capitalized financing costs associated with the senior secured facility was $508,000 in 2009 and $498,000 in 2008 and 2007, respectively. Accumulated amortization of capitalized financing costs was $3.6 million and $3.1 million as of October 3, 2009 and September 27, 2008, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2010	$336
2011	—
2012	—
2013	—
2014	—
(6) Stock-Based Compensation
          Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of October 3, 2009 there were 739,000 shares available for future grants under the plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options are as follows:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Stock options:
Compensation expense	$937	$898	$513
Excess tax deficiencies (benefits)	32	(31)	(122)
          The remaining unrecognized compensation cost related to unvested options at October 3, 2009 was $939,000 which is expected to be recognized over a weighted average period of 1.53 years.
          The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2009, 2008 and 2007 were $5.43, $6.00 and $8.69 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Expected term (in years)	4.92	4.03	3.16
Risk-free interest rate	2.64%	2.65%	4.70%
Expected volatility	74.53%	66.62%	65.84%
Expected dividend yield	1.31%	1.01%	0.65%
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
          The following table summarizes stock option activity:

		Exercise Price		Contractual	Aggregate
		Per Share		Term -	Intrinsic
	Options		Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range	Average	Average	(in thousands)
Outstanding at September 30, 2006	282	$0.18 – $20.26	$7.37

Granted	79	17.11 – 20.27	18.54
Exercised	(23)	4.56 – 15.64	7.12		$228
Forfeited	(2)	20.26 – 20.26	20.26

Outstanding at September 29, 2007	336	0.18 – 20.27	9.95

Granted	219	11.15 – 16.69	12.37
Exercised	(24)	3.19 – 9.12	4.96		148

Outstanding at September 27, 2008	531	0.18 – 20.27	11.17

Granted	171	7.55 – 11.60	9.27
Exercised	(20)	3.28 – 3.28	3.28		120
Forfeited	(9)	15.64 – 20.27	18.07

Outstanding at October 3, 2009	673	0.18 – 20.27	10.83	7.43 years	1,575

Vested and anticipated to vest in future at October 3, 2009	657		10.81	7.40 years	1,554

Exercisable at October 3, 2009	331		10.38	5.85 years	1,114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Restricted Stock Awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. Restricted stock grants and amortization expense for restricted stock are as follows:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Restricted stock grants:
Shares	—	93	67
Market value	$—	$1,185	$1,215
Amortization expense	756	861	745
          The remaining unrecognized compensation cost related to unvested restricted stock awards at October 3, 2009 was $579,000 which is expected to be recognized over a weighted average period of 1.42 years.
          For the years ended October 3, 2009 and September 27, 2008, 25,254 and 44,533 shares, respectively, of employee restricted stock awards vested with a fair value of $238,000 and $489,000, respectively. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the employees’ minimum tax obligation. During 2009 and 2008, a total of 2,497 and 6,870 shares, respectively, were withheld to satisfy employees’ minimum tax obligations. No shares vested during 2007.
          The following table summarizes restricted stock activity:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 30, 2006	103	$12.27

Granted	67	18.18
Released	(28)	12.51

Balance, September 29, 2007	142	15.00

Granted	93	12.77
Released	(70)	11.68

Balance, September 27, 2008	165	15.16

Granted	—	—
Released	(50)	14.40

Balance, October 3, 2009	115	15.50

          Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and amortization expense are as follows:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Restricted stock unit grants:
Units	136	—	—
Market value	$1,185	$—	$—
Amortization expense	343	—	—
          The remaining unrecognized compensation cost related to unvested RSUs on October 3, 2009 was $801,000 which is expected to be recognized over a weighted average period of 2.13 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The following table summarizes RSU activity:

Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 30, 2006	—	—

Granted	—	—
Released	—	—

Balance, September 29, 2007	—	—

Granted	—	—
Released	—	—

Balance, September 27, 2008	—	—

Granted	136	8.71
Released	—	—

Balance, October 3, 2009	136	8.71

(7) Income Taxes
          The components of the provision for income taxes on continuing operations are as follows:

	Year Ended
	October 3,	September 27,	September 29,
(Dollars in thousands)	2009	2008	2007
Provision for income taxes:
Current:
Federal	$(12,708)	$21,720	$10,801
State	(47)	2,253	1,209

	(12,755)	23,973	12,010

Deferred:
Federal	1,686	440	1,821
State	(689)	44	182

	997	484	2,003

Income taxes	$(11,758)	$24,457	$14,013

Effective income tax rate	36.0%	35.9%	36.6%

          The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes on continuing operations is as follows:

	Year Ended
(Dollars in thousands)	October 3, 2009		September 27, 2008		September 29, 2007
Provision for income taxes at federal statutory rate	$(11,444)	35.0%	$23,861	35.0%	$13,403	35.0%
State income taxes, net of federal tax benefit	(479)	1.5	1,886	2.8	904	2.4
Qualified production activities deduction	—		(1,322)	(1.9)	(374)	(1.0)
Stock option expense benefit	203	(0.6)	240	0.3	126	0.3
Revisions to estimates based on filing of final tax return	33	(0.1)	293	0.4	(32)	(0.1)
Other, net	(71)	0.2	(501)	(0.7)	(14)	(0.0)

Provision for income taxes	$(11,758)	36.0%	$24,457	35.9%	$14,013	36.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The components of deferred tax assets and liabilities are as follows:

	October 3,	September 27,
(In thousands)	2009	2008
Deferred tax assets:
Accrued expenses, asset reserves and state tax credits	$3,048	$3,524
State net operating loss carryforwards	1,419	602
Goodwill, amortizable for tax purposes	1,690	2,004
Defined benefit plans	1,545	1,156
Stock-based compensation	465	328
Valuation allowance	(602)	(602)

Gross deferred tax assets	7,565	7,012

Deferred tax liabilities:
Plant and equipment	(5,161)	(4,489)
Other reserves	(361)	(445)

Gross deferred tax liabilities	(5,522)	(4,934)

Net deferred tax asset	$2,043	$2,078

          The Company has recorded the following amounts for deferred taxes on its consolidated balance sheet as of October 3, 2009: a current deferred tax asset (net of valuation allowance) of $1.7 million in prepaid expenses and other, and a non-current deferred tax asset (net of valuation allowance) of $375,000 in other assets. As of September 27, 2008, the Company recorded a current deferred tax asset (net of valuation allowance) of $2.5 million in prepaid expenses and other and a non-current deferred tax liability (net of valuation allowance) of $435,000 in other liabilities. The Company has $28.4 million of gross state operating loss carryforwards that begin to expire in 2013, but principally expire in 2018 – 2029.
          The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of October 3, 2009, the Company had recorded a valuation allowance of $602,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had been provided or determine that such utilization is more likely than not.
          The Company adopted certain provisions of ASC Topic 740 (previously reported as “FIN No. 48”) effective September 30, 2007. The cumulative effect of adopting these provisions was a $256,000 increase in tax reserves and a corresponding decrease in the Company’s retained earnings balance as of September 30, 2007.
          As of October 3, 2009, the Company had no unrecognized tax benefits. As of September 27, 2008, the Company had approximately $48,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet. The reduction in gross unrecognized tax benefits was due to the lapse of the statute of limitations for outstanding tax issues. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change in our financial position.
          A reconciliation of the beginning and ending balance of total unrecognized tax benefits for 2009 is as follows:

(Dollars in thousands)
Balance at September 27, 2008	$48
Increase in tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(48)

Balance at October 3, 2009	$—

          The Company classifies interest and penalties as part of income tax expense. The Company did not have any accrued interest and penalties related to unrecognized tax benefits as of October 3, 2009 compared to $15,000 as of September 27,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2008. The reduction in accrued interest and penalties is due to the settlement of outstanding tax issues. For the year ended October 3, 2009, the Company recorded $36,000 of expense related to interest and penalties.
          The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to tax year 2004 remain subject to examination together with certain state tax returns filed by the Company subsequent to tax year 2002. The Company’s 2007 tax year is currently under examination by the U.S. Internal Revenue Service.
(8) Discontinued Operations
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
          The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2009, the recessionary conditions in the economy together with the deterioration in the commercial real estate market have significantly reduced the valuation of commercial properties. In recognition of these developments, the Company recorded a pre-tax impairment charge of $1.8 million during the year ended October 3, 2009 to write down the carrying value of the real estate associated with the industrial wire business.
          The results of discontinued operations are as follows:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Earnings (loss) before income taxes	$(1,875)	$58	$(199)
Income taxes	729	(23)	77

Net earnings (loss)	$(1,146)	$35	$(122)

          Assets and liabilities of discontinued operations are as follows:

	October 3,	September 27,
(In thousands)	2009	2008
Assets:
Other assets	$1,880	$3,635

Total assets	$1,880	$3,635

Liabilities:
Current liabilities:
Accounts payable	$2	$1
Accrued expenses	217	187

Total current liabilities	219	188
Other liabilities	183	217

Total liabilities	$402	$405

          As of October 3, 2009 and September 27, 2008 there was approximately $217,000 and $251,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) Employee Benefit Plans
          On September 29, 2007, the Company adopted the recognition and disclosure provisions of FASB ASC Topic 715, Compensation — Retirement Benefits. ASC Topic 715 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan on its balance sheet and changes in the funded status through other comprehensive income in the year in which the changes occur. As a result of adopting the recognition and disclosure provisions of ASC Topic 715, the Company recorded a $2.1 million reduction in shareholders’ equity, net of tax, as of September 29, 2007. The Company adopted the measurement date provisions of ASC Topic 715 in the current fiscal year. As the Company already measured plan assets and benefit obligations as of its fiscal year-end, the adoption of the measurement date provision of ASC Topic 715 did not have an impact on its consolidated financial statements.
          Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company did not make any contributions to the Delaware Plan in 2009 and it does not expect to make any contributions in 2010. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits.
          The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the Delaware Plan is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$4,377	$4,435	$4,527
Service cost	—	65	78
Interest cost	250	257	269
Actuarial loss (gain)	150	(171)	203
Distributions	(488)	(209)	(642)

Benefit obligation at end of year	$4,289	$4,377	$4,435

Change in plan assets:
Fair value of plan assets at beginning of year	$3,764	$4,421	$4,527
Actual return on plan assets	(223)	(448)	536
Distributions	(488)	(209)	(642)

Fair value of plan assets at end of year	$3,053	$3,764	$4,421

Reconciliation of funded status to net amount recognized:
Funded status	$(1,236)	$(613)	$(14)

Net amount recognized	$(1,236)	$(613)	$(14)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(1,236)	$(613)	$(14)
Accumulated other comprehensive loss (net of tax)	1,336	1,091	827

Net amount recognized	$100	$478	$813

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$2,155	$1,759	$1,333
Unrecognized prior service cost	—	—	1

Net amount recognized	$2,155	$1,759	$1,334

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$396	$426	$(143)
Amortization of prior service cost	—	(1)	(1)

Total recognized in other comprehensive income (loss)	$396	$425	$(144)

          Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Service cost	$—	$65	$78
Interest cost	250	257	269
Expected return on plan assets	(262)	(325)	(324)
Amortization of prior service cost	—	1	1
Recognized net actuarial loss	113	67	134

Net periodic pension cost	$101	$65	$158

     The Company incurred settlement losses of $126,000 and $109,000 during the year ended October 3, 2009 and September 27, 2008, respectively, for lump-sum distributions to plan participants.
     The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $189,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	October 3,	September 27,	September 29,
	2009	2008	2007
Assumptions at year-end:
Discount rate	5.50%	7.00%	6.50%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
     The projected benefit payments under the Delaware Plan are as follows:

Fiscal year(s)	In thousands
2010	$399
2011	297
2012	197
2013	268
2014	201
2015 - 2019	1,474
          The Delaware Plan has a long-term target asset mix of 65% equities and 35% fixed income. The ranges for the long term allocation are: equities 60% to 80%, fixed income 20% to 40% and cash reserves 0 to 10%. The investment strategy for equities emphasizes U.S. large cap equities with the portfolio’s performance measured against the S&P 500 index or other applicable indices. The investment strategy for fixed income investments is focused on maintaining an overall portfolio with a minimum credit rating of A-1 as well as a minimum rating of any security at the time of purchase of Baa/BBB by Moody’s or Standard & Poor’s, if rated. The total fund has an expected return of 8.0% based on the overall policy allocation and historical market returns, compared to the expected long term rate of return of 8.0% used to develop the Delaware Plan’s net periodic pension cost.
          Supplemental employee retirement plan. The Company has Retirement Security Agreements (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERPs, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. In 2005, the Company revised the SERPs to add Participants and increase benefits to existing Participants.
          The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the SERPs is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$4,121	$4,192	$3,868
Service cost	123	155	163
Interest cost	279	266	230
Actuarial loss (gain)	855	(352)	11
Distributions	(160)	(140)	(80)

Benefit obligation at end of year	$5,218	$4,121	$4,192

Change in plan assets:
Actual employer contributions	$160	$140	$80
Actual distributions	(160)	(140)	(80)

Plan assets at fair value at end of year	$—	$—	$—

Reconciliation of funded status to net amount recognized:
Funded status	$(5,218)	$(4,121)	$(4,192)

Net amount recognized	$(5,218)	$(4,121)	$(4,192)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,002	$147	$—
Unrecognized prior service cost	908	1,135	2,083

Net amount recognized	$1,910	$1,282	$2,083

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$855	$(363)	$1
Prior service costs	(227)	(438)	(227)

Total recognized in other comprehensive income (loss)	$628	$(801)	$(226)

          Net periodic pension cost for the SERPs includes the following components:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Service cost	$123	$154	$163
Interest cost	278	266	230
Prior service cost	227	227	227
Recognized net actuarial loss	—	12	10

Net periodic pension cost	$628	$659	$630

          The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $33,000.
          The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	October 3,	September 27,	September 29,
	2009	2008	2007
Assumptions at year-end:
Discount rate	5.50%	7.00%	6.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	(In thousands)
2010	$155
2011	244
2012	244
2013	244
2014	244
2015 - 2019	1,486
          As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants the Company still maintains the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitles them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance polices on the Participants purchased and owned by the Company. The cash benefits paid under these SERPs were $76,000 in 2009, $74,000 in 2008 and 2007, respectively. The expense attributable to these SERPs was $12,000 in 2009 and 2008, respectively, and $11,000 in 2007.
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
          In 2009 employees could contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. In 2008 and 2007 employees could contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. In 2009, the Company matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. In 2008 and 2007, the Company matched employee contributions up to 50% of the first 7% of eligible compensation that was contributed by employees. Company contributions to the Plan were $465,000 in 2009, $407,000 in 2008 and $402,000 in 2007.
          Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA under which both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $2.9 million in 2009, $1.7 million in 2008 and $2.4 million in 2007. The Company is primarily self-insured for employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $150,000 per benefit plan year. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.
(10) Commitments and Contingencies
          Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2012. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $939,000 in 2009, $977,000 in 2008 and $920,000 in 2007. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2010, $615,000; 2011, $412,000; 2012, $96,000; 2013, $34,000; 2014 and beyond, $438,000.
          As of October 3, 2009, the Company had $28.4 million in non-cancelable fixed price purchase commitments for raw material extending as long as approximately 120 days. In addition, the Company has contractual commitments for the purchase of certain equipment. Portions of such contracts not completed at year-end are not reflected in the consolidated financial statements and amounted to $298,000 as of October 3, 2009.
          Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. The Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County on July 25, 2007 seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI and a judgment declaring that it had no liability to DSI arising out of the ODOT bridge project. The Company’s North Carolina lawsuit was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina and on July 28, 2009, the federal district court denied the Company’s motion to remand the matter to the Surry County Court. The parties continue to contest the appropriate jurisdiction in which this litigation should proceed. With regard to DSI’s third-party action, the Company filed a motion for summary judgment in the Ohio Court of Claims lawsuit on June 25, 2009 and discovery has commenced on a limited basis. The Company intends to vigorously defend the claims asserted against it by DSI in addition to pursuing full recovery of the amounts owed to it by DSI. The Company has concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event the ultimate resolution of the case is unfavorable, the Company has estimated that the potential loss could range up to $11.0 million.
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

(11) Earnings Per Share
          The reconciliation of basic and diluted earnings per share (“EPS”) is as follows:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands, except for per share amounts)	2009	2008	2007
Earnings (loss) from continuing operations	$(20,940)	$43,717	$24,284
Earnings (loss) from discontinued operations	(1,146)	35	(122)

Net earnings (loss)	$(22,086)	$43,752	$24,162

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	17,380	17,547	18,142
Dilutive effect of stock-based compensation	—	165	172

Weighted average shares outstanding (diluted)	17,380	17,712	18,314

Per share (basic):
Earnings (loss) from continuing operations	$(1.20)	$2.49	$1.34
Earnings (loss) from discontinued operations	(0.07)	—	(0.01)

Net earnings (loss)	$(1.27)	$2.49	$1.33

Per share (diluted):
Earnings (loss) from continuing operations	$(1.20)	$2.47	$1.33
Earnings (loss) from discontinued operations	(0.07)	—	(0.01)

Net earnings (loss)	$(1.27)	$2.47	$1.32

          Options and restricted stock awards representing 668,000 shares in 2009, 180,000 shares in 2008 and 67,000 shares in 2007 were antidilutive and were not included in the diluted EPS computation. Options and restricted stock awards representing 130,000 shares were not included in the diluted EPS calculation in 2009 due to the net loss that was incurred.
(12) Business Segment Information
          Following the Company’s exit from the industrial wire business (see Note 8 to the consolidated financial statements), the Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and PC Strand. Based on the criteria specified in FASB ASC Topic 280, Segment Reporting, the Company has one reportable segment. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.
          The Company’s net sales and long-lived assets for continuing operations by geographic region are as follows:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Net sales:
United States	$225,286	$337,801	$287,202
Foreign	4,950	16,061	10,604

Total	$230,236	$353,862	$297,806

Long-lived assets:
United States	$67,943	$73,043	$71,514
Foreign	—	—	—

Total	$67,943	$73,043	$71,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The Company’s net sales for continuing operations by product line are as follows:

	Year Ended
	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Net sales:
Welded wire reinforcement	$122,942	$193,307	$167,896
PC strand	107,294	160,555	129,910

Total	$230,236	$353,862	$297,806

          There were no customers that accounted for 10% or more of the Company’s net sales in 2009, 2008 or 2007.
(13) Related Party Transactions
          Sales to a company affiliated with one of the Company’s directors amounted to $585,000 in 2009, $1.0 million in 2008 and $967,000 in 2007. Purchases from another company affiliated with one of the Company’s directors amounted to $5,800 in 2008 and $418,000 in 2007. There were no such purchases in 2009.
(14) Comprehensive Loss
          The components of accumulated other comprehensive loss are as follows:

	October 3,	September 27,	September 29,
(In thousands)	2009	2008	2007
Adjustment to defined benefit plan liability	$(2,520)	$(1,885)	$(2,119)

Total accumulated other comprehensive loss	$(2,520)	$(1,885)	$(2,119)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) Other Financial Data
     Balance sheet information:

	October 3,	September 27,
(In thousands)	2009	2008
Accounts receivable, net:
Accounts receivable	$22,340	$50,487
Less allowance for doubtful accounts	(1,057)	(906)

Total	$21,283	$49,581

Inventories:
Raw materials	$17,649	$30,793
Work in process	1,780	3,161
Finished goods	19,113	37,266

Total	$38,542	$71,220

Prepaid expenses and other:
Income taxes receivable	$13,049	$—
Current deferred tax asset	1,668	2,513
Capitalized financing costs, net	336	—
Other	1,671	609

Total	$16,724	$3,122

Other assets:
Cash surrender value of life insurance policies	$3,739	$3,938
Non-current deferred tax assets	375	—
Capitalized financing costs, net	—	844
Other	268	282

Total	$4,382	$5,064

Property, plant and equipment, net:
Land and land improvements	$5,571	$5,631
Buildings	32,437	31,819
Machinery and equipment	96,411	96,638
Construction in progress	695	2,195

	135,114	136,283
Less accumulated depreciation	(70,910)	(67,178)

Total	$64,204	$69,105

Accrued expenses:
Pension plan	$1,236	$613
Salaries, wages and related expenses	1,228	4,128
Property taxes	1,023	794
Customer rebates	752	840
Worker’s compensation	378	673
Sales allowance reserves	236	1,493
Cash dividends	—	9,279
Income taxes	—	10,861
Other	362	400

Total	$5,215	$29,081

Other liabilities:
Deferred compensation	$5,465	$4,476
Deferred income taxes	—	435
Deferred revenues	—	395

Total	$5,465	$5,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) Rights Agreement
          On April 26, 1999, the Company’s Board of Directors declared a dividend distribution of one right per share of the Company’s outstanding common stock as of May 17, 1999 pursuant to a Rights Agreement, dated as of April 27, 1999. The Rights Agreement also provides that one right will attach to each share of the Company’s common stock issued after May 17, 1999. On April 21, 2009, effective April 25, 2009, the Company’s Board of Directors amended the Rights Agreement to, among other changes, extend the final expiration date and adjust the purchase price payable upon exercise of a right.
          The rights are not currently exercisable but trade with the Company’s common stock shares and become exercisable on the distribution date. The distribution date will occur upon the earliest of 10 business days following a public announcement that either a person or group of affiliated or associated persons (an “acquiring person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more (after adjustment for certain derivative transactions) of the outstanding shares of common stock (the “stock acquisition date”), or of a tender offer or exchange offer that would, if consummated, result in an acquiring person beneficially owning 20% or more of such outstanding shares of common stock, subject to certain limitations.
          Each right will entitle the holder, other than the acquiring person or group, to purchase one two-hundredths of a share (a “Unit”) of the Company’s Series A Junior Participating Preferred Stock (“Preferred Stock”) at a purchase price of $46 per Unit, subject to adjustment as described in the Rights Agreement (the “purchase price”).At the time specified each holder of a right will have the right to receive in lieu of Preferred Stock, upon exercise and payment of the purchase price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the purchase price or, at the discretion of the Board, upon exercise and without payment of the purchase price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to the difference between the purchase price and the value of the consideration which a person exercising the right and paying the purchase price would receive. Rights that are or (under specified circumstances) were, beneficially owned by any acquiring person will be null and void. The purchase price payable, and the number of Units of Preferred Stock or other securities or property issuable upon exercise of the rights are subject to adjustment from time to time. At any time after any person becomes an acquiring person, the Company may exchange all or part of the rights for shares of common stock at an exchange ratio of one share per right, as appropriately adjusted to reflect any stock dividend, stock split or similar transaction.
          In addition, each rights holder, other than an acquiring person, upon exercise of rights will have the right to receive shares of the common stock of the acquiring corporation having a value equal to two times the purchase price for such holder’s rights if the Company engages in a merger or other business combination where it is not the surviving entity or where it is the surviving entity and all or part of the Company’s common stock is exchanged for the stock or other securities of the other company, or if 50% or more of the Company’s assets or earning power is sold or transferred.
          The rights will expire on April 24, 2019, and may be redeemed by the Company at any time prior to the distribution date at a price of $0.005 per right.
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
(18) Share Repurchases
          On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of the Company’s common stock which was to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. During the year ended October 3, 2009, the Company repurchased $24,000 or 2,497 shares of its common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stock through restricted stock net-share settlements. During the year ended September 27, 2008, the Company repurchased 913,268 shares or $8.7 million of its common stock, which included 6,870 shares or $76,000 through restricted stock net-share settlements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries (a North Carolina corporation) as of October 3, 2009 and September 27, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended October 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of October 3, 2009 and September 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2009 in conformity with accounting principles generally accepted in the United States.
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
As discussed in Note 2 to the financial statements, the Company adopted certain provisions of ASC Topic 740, “Income Taxes” (previously reported as Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) at the beginning of 2008. In addition, as discussed in Note 9, the Company adopted certain provisions of ASC Topic 715, Compensation — Retirement Benefits (previously reported as Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) on September 29, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 9, 2009 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Greensboro, North Carolina
November 9, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED OCTOBER 3, 2009, SEPTEMBER 27, 2008 and SEPTEMBER 29, 2007
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Balance, beginning of year	$906	$610	$664
Amounts charged to earnings	457	595	(34)
Write-offs, net of recoveries	(306)	(299)	(20)

Balance, end of year	$1,057	$906	$610

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
           None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 3, 2009. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
          Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of October 3, 2009. During the quarter ended October 3, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 3, 2009. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited Insteel Industries, Inc. and subsidiaries’ (a North Carolina corporation) internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insteel Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Insteel Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of October 3, 2009 and September 27, 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended October 3, 2009, and our report dated November 9, 2009, expressed an unqualified opinion on those financial statements and contains an explanatory paragraph relating to the adoption of certain provisions of ASC Topic 740, “Income Taxes” (previously reported as Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) at the beginning of 2008. In addition, as discussed in Note 9, the Company adopted certain provisions of ASC Topic 715, “Compensation — Retirement Benefits” (previously reported as Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) on September 29, 2007.
/s/ Grant Thornton LLP
Greensboro, North Carolina
November 9, 2009

Item 9B. Other Information.
           None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information called for by this item appears under the captions “Item Number One — Election of Directors”, “Security Ownership — Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Principles and Board Matters” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.
          We have adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on our web site at http://investor.insteel.com/documents.com. To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K by posting on our web site any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law, the rules of the SEC or NASDAQ listing standards. The Company’s web site does not constitute part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
          The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information called for by this item and not presented herein appears under the captions “Voting Securities” and “Security Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
Equity Compensation Plan Information
October 3, 2009
(In thousands, except exercise price amount)

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	673	$10.83	739	(1)

(1)	In addition to being available for future issuance upon the exercise of stock options that may be granted after October 3, 2009, the securities shown are available for future issuance in the form of restricted stock, restricted stock units and other stock-based awards made under our 2005 Equity Incentive Plan, as amended.

We do not have any equity compensation plans that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Principles and Board Matters” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
          The information called for by this item appears under the caption “Item Number Three — Ratification of the Appointment of Grant Thornton LLP” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
The financial statements as set forth under Item 8 are filed as part of this report.
(a)(2) Financial Statement Schedules
Supplemental Schedule II — Valuation and Qualifying Accounts appears on page 50 of this report.
All other schedules have been omitted because they are either not required or not applicable.
(a)(3) Exhibits
The list of exhibits filed as part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b) Exhibits
See Exhibit Index on pages 56 and 57.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: November 9, 2009	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 9, 2009 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ LOUIS E. HANNEN LOUIS E. HANNEN	Director

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ GARY L. PECHOTA GARY L. PECHOTA	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ WILLIAM J. SHIELDS WILLIAM J. SHIELDS	Director

/s/ C. RICHARD VAUGHN C. RICHARD VAUGHN	Director

/s/ HOWARD O. WOLTZ, JR. HOWARD O. WOLTZ, JR.	Director

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 3, 2009

Exhibit
Number	Description

3.1	Restated Articles of Incorporation for the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed on May 2, 1985).

3.2	Articles of Amendment to the restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 1988).

3.3	Articles of Amendment to the restated articles of incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

3.4	Bylaws of the Company (as last amended April 21, 2009) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 27, 2009).

4.1	Rights Agreement dated April 27, 1999 by and between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form 8-A filed on May 7, 1999).

4.2	Amendment No. 1 to the Rights Agreement dated as of April 25, 2009, between the Company and American Stock Transfer & Trust Company, LLC (as Successor Rights Agent to First Union National Bank) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 27, 2009).

10.4	Amended and Restated Credit Agreement dated January 12, 2006 among Insteel Wire Products Company, as Borrower; the Company, as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.5*	1994 Employee Stock Option Plan of Insteel Industries, Inc. (as amended and restated effective February 1, 2000) (incorporated by reference to Exhibit 99 of the Company’s Registration Statement filed on Form S-8 on February 23, 2000).

10.9*	1994 Director Stock Option Plan of the Company (as Amended and Restated Effective as of April 28, 1998) (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998 filed on December 3, 1998).

10.11*	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended effective September 18, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.12*	Form of Amended and Restated Change in Control Severance Agreements between the Company and each of H.O. Woltz III and Michael C. Gazmarian, respectively, each dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.13*	Form of Amended and Restated Severance Agreements with H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006 (each agreement is substantially identical to the form in all material respects) (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.14*	Change in Control Severance Agreement between the Company and James F. Petelle dated November 14, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.15*	Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 filed on December 10, 1997).

10.16*	Amended and Restated Retirement Security Agreement by and between the Company and H.O. Woltz III dated September 19, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.17*	Form of Retirement Security Agreement between the Company and each of Michael C. Gazmarian, James F. Petelle and Richard T. Wagner, respectively, dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.20*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.20.1*	Relocation Proposal between the Company and James F. Petelle, dated August 23, 2006.

10.20.2*	Addendum to Relocation Proposal between the Company and James F. Petelle, dated September 18, 2009.

10.21*	Amended and Restated Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.22*	2005 Equity Incentive Plan of Insteel Industries, Inc. as most recently amended on August 12, 2008 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.23*	Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.24*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).

10.25*	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 3, 2009

Exhibit
Number	Description

21.1	List of Subsidiaries of Insteel Industries, Inc. at October 3, 2009.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-9929.