Form 10-Q
period 2010-01-02
INSTEEL INDUSTRIES INC
filed 2010-01-25
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2010
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
Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock as of January 22, 2010 was 17,528,386.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended
	January 2,	December 27,
	2010	2008
Net sales	$41,201	$61,799
Cost of sales	37,526	59,241
Inventory write-downs	1,933	6,834

Gross profit (loss)	1,742	(4,276)
Selling, general and administrative expense	3,742	4,733
Other expense (income), net	(153)	9
Interest expense	148	148
Interest income	(12)	(95)

Loss from continuing operations before income taxes	(1,983)	(9,071)
Income taxes	(860)	(3,472)

Loss from continuing operations	(1,123)	(5,599)
Loss from discontinued operations net of income taxes of ($8) and ($23)	(13)	(36)

Net loss	$(1,136)	$(5,635)

Per share amounts:
Basic:
Loss from continuing operations	$(0.07)	$(0.33)
Loss from discontinued operations	—	—

Net loss	$(0.07)	$(0.33)

Diluted:
Loss from continuing operations	$(0.07)	$(0.33)
Loss from discontinued operations	—	—

Net loss	$(0.07)	$(0.33)

Cash dividends declared	$0.03	$0.03

Weighted average shares outstanding:
Basic	17,410	17,335

Diluted	17,410	17,335

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	January 2,	October 3,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$24,334	$35,102
Accounts receivable, net	17,770	21,283
Inventories	38,449	38,542
Prepaid expenses and other	16,489	16,724

Total current assets	97,042	111,651
Property, plant and equipment, net	62,897	64,204
Other assets	4,833	4,382
Non-current assets of discontinued operations	1,880	1,880

Total assets	$166,652	$182,117

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,822	$23,965
Accrued expenses	5,906	5,215
Current liabilities of discontinued operations	213	219

Total current liabilities	14,941	29,399
Other liabilities	5,643	5,465
Long-term liabilities of discontinued operations	174	183
Shareholders’ equity:
Common stock	17,528	17,525
Additional paid-in capital	44,257	43,774
Retained earnings	86,629	88,291
Accumulated other comprehensive loss	(2,520)	(2,520)

Total shareholders’ equity	145,894	147,070

Total liabilities and shareholders’ equity	$166,652	$182,117

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 2,	December 27,
	2010	2008
Cash Flows From Operating Activities:
Net loss	$(1,136)	$(5,635)
Loss from discontinued operations	13	36

Loss from continuing operations	(1,123)	(5,599)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities of continuing operations:
Depreciation and amortization	1,715	1,761
Amortization of capitalized financing costs	125	125
Stock-based compensation expense	487	434
Inventory write-downs	1,933	6,834
Excess tax benefits from stock-based compensation	(11)	(45)
Loss on sale of property, plant and equipment	11	20
Deferred income taxes	(345)	454
Net changes in assets and liabilities:
Accounts receivable, net	3,513	24,022
Inventories	(1,840)	(17,779)
Accounts payable and accrued expenses	(14,525)	(21,780)
Other changes	289	(4,261)

Total adjustments	(8,648)	(10,215)

Net cash used for operating activities — continuing operations	(9,771)	(15,814)
Net cash used for operating activities — discontinued operations	(29)	(17)

Net cash used for operating activities	(9,800)	(15,831)

Cash Flows From Investing Activities:
Capital expenditures	(327)	(899)
Proceeds from sale of property, plant and equipment	—	13
Decrease (increase) in cash surrender value of life insurance policies	(111)	718

Net cash used for investing activities — continuing operations	(438)	(168)

Net cash used for investing activities	(438)	(168)

Cash Flows From Financing Activities:
Proceeds from long-term debt	52	974
Principal payments on long-term debt	(52)	(974)
Cash received from exercise of stock options	17	13
Excess tax benefits from stock-based compensation	11	45
Cash dividends paid	(526)	(9,279)
Other	(32)	(29)

Net cash used for financing activities — continuing operations	(530)	(9,250)

Net cash used for financing activities	(530)	(9,250)

Net decrease in cash and cash equivalents	(10,768)	(25,249)
Cash and cash equivalents at beginning of period	35,102	26,493

Cash and cash equivalents at end of period	$24,334	$1,244

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24	$24
Income taxes	—	10,906
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	92	200
Declaration of cash dividends to be paid	—	525
Restricted stock surrendered for withholding taxes payable	7	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 3, 2009	17,525	$17,525	$43,774	$88,291	$(2,520)	$147,070

Comprehensive loss:
Net loss				(1,136)		(1,136)

Comprehensive loss						(1,136)
Stock options exercised	4	4	13			17
Compensation expense associated with stock-based plans			487			487
Excess tax benefits from stock-based compensation			(11)			(11)
Restricted stock surrendered for withholding taxes payable	(1)	(1)	(6)			(7)
Cash dividends declared				(526)		(526)

Balance at January 2, 2010	17,528	$17,528	$44,257	$86,629	$(2,520)	$145,894

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended October 3, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended January 2, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending October 2, 2010 or future periods.
     The Company has evaluated all subsequent events that occurred after the balance sheet date through January 25, 2010, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.
(2) Recent Accounting Pronouncements
Current Adoptions
     In June 2008, the Financial Accounting Standards Board (“FASB”) amended certain provisions of Accounting Standards Update (“ASU”) Topic 260, Earnings Per Share. This amendment requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.
Future Adoptions
     In December 2008, the FASB amended certain provisions of ASU Topic 715, Compensation — Retirement Benefits. This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
(3) Fair Value Measurements
     In September 2006, the FASB issued new accounting guidance, which establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Company partially adopted this guidance at the beginning of fiscal 2009 for all instruments recorded at fair value on a recurring basis. In the first quarter of fiscal 2010, the Company adopted the remaining provisions of the guidance for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The adoption of these provisions did not have an impact on the Company’s consolidated financial statements.
     Fair value standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the standards establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
     Level 1 — Quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     As of January 2, 2010, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$25,062	$25,062	$—

Other assets:
Cash surrender value of life insurance policies	3,851	—	3,851

Total	$28,913	$25,062	$3,851

     Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of money market funds, approximates fair value due to the short maturities of these investments. Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of January 2, 2010.
     As of January 2, 2010, the Company held nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The nonfinancial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Unobservable
(In thousands)	Total	Inputs (Level 3)
Other assets:
Long-lived assets held for sale	$1,880	$1,880

     Long-lived assets held for sale includes land and a building associated with the industrial wire business, which the Company exited in June 2006, and are classified as Level 3. The fair value of the long-lived assets was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the assets held for sale as Level 3. There was no change in the carrying value of these long-lived assets held for sale during the three-month period ended January 2, 2010.
(4) Discontinued Operations
     In April 2006, the Company decided to exit the industrial wire business with the closure of its Fredericksburg, Virginia facility, which manufactured tire bead wire and other industrial wire for commercial and industrial applications. The Company’s decision was based on the weakening in the business outlook for the facility and the expected continuation of difficult market conditions and reduced operating levels. Manufacturing activities at the Virginia facility ceased in June 2006 and the Company is currently in the process of liquidating the remaining capital assets that were associated with the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The results of operations and related non-recurring closure costs associated with the industrial wire business have been reported as discontinued operations for all periods presented. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.
     Assets and liabilities of discontinued operations as of January 2, 2010 and October 3, 2009 are as follows:

	January 2,	October 3,
(In thousands)	2010	2009
Assets:
Other assets	$1,880	$1,880

Total assets	$1,880	$1,880

Liabilities:
Current liabilities:
Accounts payable	$1	$2
Accrued expenses	212	217

Total current liabilities	213	219
Other liabilities	174	183

Total liabilities	$387	$402

     As of January 2, 2010 and October 3, 2009, there was approximately $1.9 million of capital assets associated with the industrial wire business that were held for sale and approximately $209,000 and $217,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities.
(5) Stock-Based Compensation
     Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of January 2, 2010 there were 739,000 shares available for future grants under the plans.
     Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three-month periods ended January 2, 2010 and December 27, 2008 are as follows:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2010	2008
Stock options:
Compensation expense	$213	$209
Excess tax benefits	11	45
     As of January 2, 2010, the remaining unamortized compensation cost related to unvested stock option awards was $726,000, which is expected to be recognized over a weighted average period of 1.40 years.
     The fair value of each option grant is estimated on the date of grant using a Monte Carlo valuation model based upon assumptions that are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is calculated based on the Company’s annual dividend as of the option grant date. The expected volatility is derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s stock. The expected term for options is based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term. There were no stock option grants during the three-month periods ended January 2, 2010 and December 27, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table summarizes stock option activity for the three-month period ended January 2, 2010:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term -	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average	(in thousands)
Outstanding at October 3, 2009	673	$0.18	—	$20.27	$10.83
Granted	—	—	—	—	—
Expired	—	—	—	—	—
Exercised	(4)	4.19	—	4.19	4.19		$37

Outstanding at January 2, 2010	669	0.18	—	20.27	10.87	7.22 years	2,225

Vested and anticipated to vest in the future at January 2, 2010	653				10.85	7.19 years	2,187

Exercisable at January 2, 2010	327				10.46	5.67 years	1,376
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants during the three-month periods ended January 2, 2010 and December 27, 2008. Amortization expense for restricted stock for the three-month periods ended January 2, 2010 and December 27, 2008 is as follows:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2010	2008
Amortization expense	$130	$225
     As of January 2, 2010, the remaining unrecognized compensation cost related to unvested restricted stock awards was $452,000, which is expected to be recognized over a weighted average vesting period of 1.25 years.
     During the three-month period ended January 2, 2010, 1,703 shares of employee restricted stock awards vested. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the respective employee’s minimum tax obligation. A total of 552 shares were withheld during the three-month period ended January 2, 2010 to satisfy employees’ minimum tax obligations. No shares vested during the three-month period ended December 27, 2008.
     The following table summarizes restricted stock activity during the three-month period ended January 2, 2010:

		Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2009	115	$15.50
Granted	—	—
Released	(2)	17.83

Balance, January 2, 2010	113	15.46

     Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment during the vesting period, which is generally one to three years from the date of the grant. RSUs do not have voting rights. There were no RSU grants during the three-month periods ended January 2, 2010 and December 27, 2008. RSU amortization expense for the three-month periods ended January 2, 2010 and December 27, 2008 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(In thousands)	2010	2008
Amortization expense	$144	$—
     As of January 2, 2010, the remaining unrecognized compensation cost related to unvested RSUs was $657,000, which is expected to be recognized over a weighted average vesting period of 2.05 years.
The following table summarizes RSU activity during the three-month period ended January 2, 2010:

Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2009	136	$8.71
Granted	—	—
Released	—	—

Balance, January 2, 2010	136	$8.71

(6)	Income Taxes
     The Company has recorded the following amounts for deferred income taxes and income taxes receivable on its consolidated balance sheet as of January 2, 2010: a current deferred tax asset (net of valuation allowance) of $1.7 million in prepaid expenses and other, a non-current deferred tax asset (net of valuation allowance) of $717,000 in other assets, accrued non-current income taxes payable of $51,000 in other liabilities, and income taxes receivable of $13.6 million in prepaid expenses and other. As of January 2, 2010, the Company has $28.5 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in 2013, but principally expire in 2018 - 2029.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of January 2, 2010, the Company recorded a valuation allowance of $607,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
     As of January 2, 2010, the Company had approximately $51,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $48,000, if recognized, would reduce its income tax rate in future periods. As of December 27, 2008, the Company had approximately $50,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet. The Company anticipates the unrecognized tax benefit will not be resolved during the fiscal year.
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had accrued interest and penalties related to unrecognized tax benefits as of January 2, 2010 and December 27, 2008 of $17,000 and $16,000, respectively.
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
(7) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the three-month period ended January 2, 2010 and no contributions are expected to be made during the fiscal year ending October 2, 2010. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits.
     Net periodic pension costs and related components for the Delaware Plan for the three-month periods ended January 2, 2010 and December 27, 2008 are as follows:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2010	2008
Interest cost	$52	$71
Expected return on plan assets	(50)	(69)
Recognized net actuarial loss	49	35

Net periodic pension cost	$51	$37

     Supplemental employee retirement plan. The Company maintains supplemental employee retirement plans (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERPs, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERPs for the three-month periods ended January 2, 2010 and December 27, 2008 are as follows:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2010	2008
Service cost	$41	$30
Interest cost	70	68
Amortization of prior service cost	64	56

Net periodic benefit cost	$175	$154

(8) Credit Facilities
     As of January 2, 2010, the Company had a $100.0 million revolving credit facility in place, which matures in June 2010 and supplements its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of January 2, 2010, no borrowings were outstanding on the revolving credit facility, $35.5 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of January 2, 2010, the applicable interest rate was 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Financial Covenants
     The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of January 2, 2010, the Company was in compliance with all of the financial covenants under the credit facility.
     Negative Covenants
     In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of January 2, 2010, the Company was in compliance with all of the negative covenants under the credit facility.
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
     Amortization of capitalized financing costs associated with the senior secured facility was $125,000 for the three-month periods ended January 2, 2010 and December 27, 2008, respectively. Accumulated amortization of capitalized financing costs was $3.7 million and $3.2 million as of January 2, 2010 and December 27, 2008, respectively.
(9) Earnings (Loss) Per Share
     Effective October 4, 2009, the Company adopted certain provisions of ASU Topic 260, Earnings Per Share, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. As required under the provisions that were adopted, prior periods have been retrospectively adjusted. The Company’s participating securities are its unvested restricted stock awards (“RSAs”). Because the Company’s unvested RSAs do not contractually participate in its losses, the Company has not allocated such losses to the unvested RSAs in computing basic earnings per share, using the two-class method, for the three-month periods ended January 2, 2010 and December 27, 2008. The adoption of this guidance had no impact on the Company’s basic and diluted earnings per share for the three-month periods ended January 2, 2010 and December 27, 2008.
     The reconciliation of basic and diluted earnings per share for the three-month periods ended January 2, 2010 and December 27, 2008 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(In thousands, except per share amounts)	2010	2008
Loss from continuing operations	$(1,123)	$(5,599)
Loss from discontinued operations	(13)	(36)

Net loss	$(1,136)	$(5,635)

Weighted average shares outstanding:
Weighted average shares outstanding (basic)	17,410	17,335
Dilutive effect of stock-based compensation	—	—

Weighted average shares outstanding (diluted)	17,410	17,335

Per share (basic):
Loss from continuing operations	$(0.07)	$(0.33)
Loss from discontinued operations	—	—

Net loss	$(0.07)	$(0.33)

Per share (diluted):
Loss from continuing operations	$(0.07)	$(0.33)
Loss from discontinued operations	—	—

Net loss	$(0.07)	$(0.33)

     Options, RSAs and RSUs to purchase 365,000 shares and 346,000 shares for the three-month periods ended January 2, 2010 and December 27, 2008, respectively, were antidilutive and were not included in the diluted EPS calculation. Options, RSAs and RSUs representing 229,000 shares and 148,000 shares for the three-month periods ended January 2, 2010 and December 27, 2008, respectively, were not included in the diluted EPS calculation due to the net losses that were incurred.
(10) Share Repurchases
     On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of the Company’s common stock which was to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of January 2, 2010, there was $24.97 million remaining available for future share repurchases under this authorization. During the three-month period ended January 2, 2010, the Company repurchased $6,400 or 552 shares of its common stock through restricted stock net-share settlements. No purchases of common stock were made during the three-month period ended December 27, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(11) Other Financial Data
     Balance sheet information:

	January 2,	October 3,
(In thousands)	2010	2009
Accounts receivable, net:
Accounts receivable	$18,846	$22,340
Less allowance for doubtful accounts	(1,076)	(1,057)

Total	$17,770	$21,283

Inventories:
Raw materials	$21,006	$17,649
Work in process	1,569	1,780
Finished goods	15,874	19,113

Total	$38,449	$38,542

Prepaid expenses and other:
Income taxes receivable	$13,599	$13,049
Current deferred tax asset	1,668	1,668
Capitalized financing costs, net	211	336
Other	1,011	1,671

Total	$16,489	$16,724

Other assets:
Cash surrender value of life insurance policies	$3,851	$3,739
Non-current deferred tax assets	717	375
Other	265	268

Total	$4,833	$4,382

Property, plant and equipment, net:
Land and land improvements	$5,571	$5,571
Buildings	32,418	32,437
Machinery and equipment	96,221	96,411
Construction in progress	951	695

	135,161	135,114
Less accumulated depreciation	(72,264)	(70,910)

Total	$62,897	$64,204

Accrued expenses:
Pension plan	$1,288	$1,236
Salaries, wages and related expenses	1,162	1,228
Property taxes	1,022	1,023
Customer rebates	946	752
Worker’s compensation	767	378
Sales allowance reserves	236	236
Other	485	362

Total	$5,906	$5,215

Other liabilities:
Deferred compensation	$5,592	$5,465
Reserve for uncertain tax positions	51	—

Total	$5,643	$5,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(12)	Business Segment Information
          Following the Company’s exit from the industrial wire business (see Note 4 to the consolidated financial statements), the Company has one reportable segment which is entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
(13)    Contingencies
          Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. On November 30, 2009, the Ohio court granted the Company’s motion to dismiss the third party claim against it on the grounds that the statute of limitations had expired. The Company believes that DSI may appeal this ruling, in which case the Company will continue to defend this case vigorously. In addition, the Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI and a judgment declaring that it had no liability to DSI arising out of the bridge project. The North Carolina action was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina, where it is currently pending. DSI has filed a motion to dismiss or stay the North Carolina action due to the pendency of the Ohio litigation. This motion, which the Company opposes, is awaiting a ruling by the court. The Company has concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event that DSI is successful in overturning the dismissal of its claims against the Company (which the Company does not believe is likely), the Company has estimated that the potential loss could range up to $11.0 million.
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
          This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended October 3, 2009, filed with the U.S. Securities and Exchange Commission. You should carefully review these risks and uncertainties.
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

•
the timing and magnitude of the impact of the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act and any additional stimulus measures that may be enacted;

•	the reduction in spending for nonresidential construction, particularly commercial construction, and the impact on demand for our concrete reinforcing products;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•
changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products, including the outcome of the trade cases that have been filed by domestic producers of prestressed concrete strand (“PC strand”) regarding imports of PC strand from China;

•	unanticipated changes in customer demand, order patterns or inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 3, 2009.
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

Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended
	January 2,		December 27,
	2010	Change	2008
Net sales	$41,201	(33.3%)	$61,799
Gross profit (loss)	1,742	N/M	(4,276)
Percentage of net sales	4.2%		(6.9%)
Selling, general and administrative expense	$3,742	(20.9%)	$4,733
Percentage of net sales	9.1%		7.7%
Interest expense	$148	—	$148
Interest income	(12)	87.4%	(95)
Effective income tax rate	43.4%		38.3%
Loss from continuing operations	$(1,123)	N/M	$(5,599)
Loss from discontinued operations	(13)	N/M	(36)
Net loss	(1,136)	N/M	(5,635)

“N/M” = not meaningful
First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009
Net Sales
     Net sales for the first quarter of 2010 decreased 33.3% to $41.2 million from $61.8 million in the same year-ago period. Shipments for the quarter increased 2.9% while average selling prices declined 35.2% from the prior year levels. Demand for our concrete reinforcing products remained at depressed levels during the current year quarter due to the ongoing weakness in construction activity and adverse weather conditions, which compounded the typical seasonal downturn that we experience during the first quarter. The year-over-year increase in shipments was relative to severely depressed levels in the prior year quarter resulting from the recessionary conditions in the economy and inventory destocking measures that were pursued by customers. The decline in average selling prices was due to the continued weakness in demand and competitive pricing pressures.
Gross Profit (Loss)
     Gross profit for the first quarter of 2010 was $1.7 million, or 4.2% of net sales, compared with a gross loss of $4.3 million, or (6.9%) of net sales in the same year-ago period. Gross profit (loss) for both quarters was unfavorably impacted by depressed shipment volumes, narrower spreads between average selling prices and raw material costs, and elevated unit conversion costs resulting from reduced operating schedules. The year-over-year improvement was primarily due to lower inventory write-downs in the current year quarter and, to a much lesser extent, higher shipments and lower unit conversion costs. Gross profit for the current year quarter includes a pre-tax charge of $1.9 million for inventory write-downs to reduce the value of inventory to the lower of cost or market due to additional pricing deterioration for standard welded wire reinforcing products. The gross loss for the prior year quarter includes a pre-tax charge of $6.8 million for inventory write-downs.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2010 decreased 20.9% to $3.7 million, or 9.1% of net sales from $4.7 million, or 7.7% of net sales in the same year-ago period primarily due to the relative changes in the cash surrender value of insurance policies ($836,000) together with reductions in payroll taxes ($126,000), salaries ($101,000) and travel ($95,000). The cash surrender value of life insurance policies increased $111,000 in the current year quarter compared with a decrease of $725,000 in the prior year quarter due to the related changes in the value of the underlying investments. The reduction in payroll taxes was due to the taxes associated with the payment of the fiscal 2008 employee incentive plan bonuses during the prior year quarter. The reduction in salaries and travel expense was primarily due to the implementation of various cost reduction measures. These reductions were partially offset by higher legal expenses primarily associated with the trade cases that have been filed regarding imports of PC strand from China ($189,000) and an increase in bad debt expense resulting from higher estimates for customer payment defaults ($96,000).
Interest Expense
     Interest expense for the first quarter of 2010 remained flat at $148,000 primarily consisting of non-cash amortization expense associated with capitalized financing costs.
Income Taxes
     Our effective income tax rate for the first quarter of 2010 increased to 43.4% from 38.3% in the same year-ago period primarily due to changes in the federal tax regulations that were enacted in November 2009 regarding the carry-back of net operating losses, which increased the anticipated tax refund related to the prior year loss together with a change in permanent differences resulting from the reduction of non-deductible life insurance expense.
Loss From Continuing Operations
     The loss from continuing operations for the first quarter of 2010 was $1.1 million, or ($0.07) per share compared with a loss from continuing operations of $5.6 million, or ($0.33) per share in the same year-ago period primarily due to the increase in gross profit and decrease in SG&A expense.
Loss From Discontinued Operations
     The loss from discontinued operations for the first quarter of 2010 was $13,000 compared with a loss from discontinued operations of $36,000 in the same year-ago period, which had no effect on the loss per share for either period. The current and prior year losses resulted from facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Loss
     The net loss for the first quarter of 2010 was $1.1 million, or ($0.07) per share compared with a net loss of $5.6 million, or ($0.33) per share in the same year-ago period primarily due to the increase in gross profit and decrease in SG&A expense.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)
Cash Flow Analysis

	Three Months Ended
	January 2,	December 27,
	2010	2008
Net cash used for operating activities of continuing operations	$9,771	$15,814
Net cash used for investing activities of continuing operations	438	168
Net cash used for financing activities of continuing operations	530	9,250

Net cash used for operating activities of discontinued operations	29	17

Working capital	82,101	93,636
Total long-term debt	—	—
Percentage of total capital	—	—
Shareholders’ equity	$145,894	$164,179
Percentage of total capital	100.0%	100.0%
Total capital (total long-term debt + shareholders’ equity)	$145,894	$164,179
     Operating activities used $9.8 million of cash during the first quarter of 2010 compared to $15.8 million during the same period last year. The year-over-year change was primarily due to a decrease in the net loss that was incurred during the current year quarter and the decrease in the cash used by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. The current year loss reflects a pre-tax charge of $1.9 million for inventory write-downs compared with a pre-tax charge of $6.8 million in the prior year. Net working capital used $12.9 million in the current year quarter while using $15.5 million in the same period last year. The cash used by net working capital in the current year quarter was largely due to the $14.5 million decrease in accounts payable and accrued expenses resulting from reduced raw material purchases and the $3.5 million decrease in accounts receivable due to lower selling prices. Inventories increased $1.8 million (excluding the impact of the $1.9 million of inventory write-downs) due to the typical seasonal decline in shipments. The cash used by working capital during the prior year quarter was largely due to the $21.8 million decrease in accounts payable and accrued expenses that resulted from the payment of $10.9 million of accrued income taxes payable and reduced raw material purchases. Inventories increased $17.8 million (excluding the impact of the $6.8 million of inventory write-downs) during the prior year quarter primarily due to the reduction in shipments and receipts of imported raw material on previous purchase commitments while accounts receivable decreased $24.0 million as a result of the reductions in shipments and selling prices. In addition to these changes in working capital, the $4.3 million of other changes in assets and liabilities in the prior year quarter reflects the impact of $4.1 million of income taxes receivable that was recorded in prepaid expenses and other resulting from the prior year loss. As the impact and duration of the ongoing weakness in market conditions becomes clearer, we may make additional adjustments in our operating activities, which could materially impact our cash requirements. While an economic slowdown adversely affects sales to our customers, it generally reduces our working capital requirements.
     Investing activities used $438,000 of cash during the first quarter of 2010 compared to $168,000 during the same period last year. The increase was primarily due to the year-over-year change in the cash surrender value of life insurance policies, which increased $111,000 during the current year quarter as compared to a decrease of $718,000 in the prior year quarter as a result of the related changes in the value of the underlying investments. This increase was partially offset by the $572,000 reduction in capital expenditures to $327,000 from $899,000 in the prior year. Capital expenditures are expected to total less than $5.0 million for fiscal 2010. Investing activities are largely discretionary and future outlays could be reduced significantly or eliminated should economic conditions warrant.
     Financing activities used $530,000 of cash during the first quarter of 2010 compared to $9.3 million during the same period last year. The year-over-year change was primarily due to the special cash dividend of $8.8 million ($0.50 per share) that was paid in the prior year quarter in addition to the usual quarterly cash dividend.
Credit Facilities
     As of January 2, 2010, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of January 2, 2010, no borrowings were outstanding on the revolving credit facility, $35.5 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million (see Note 8 to the consolidated financial statements).
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
     Should we determine, at any time, that we required additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet and capital structure as of January 2, 2010 together with the current borrowing capacity available on our revolving credit facility position us to meet our anticipated liquidity requirements.
Impact of Inflation
     We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2009, selling prices for our products declined dramatically in response to softening demand and the inventory destocking measures pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased prior to the collapse in steel prices. During the first quarter of 2010 inflation did not have a material impact on our sales or earnings.
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
Contractual Obligations
     There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on form 10-K as of October 3, 2009 other than those which occur in the ordinary course of business.
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
     Revenue recognition. We recognize revenue from product sales when products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and as such, are excluded from revenue.
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
     Assumptions for employee benefit plans. We have two defined employee benefit plans; the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”) and the supplemental employee retirement plans (each, a “SERP”). We recognize net periodic pension costs and value pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate and the assumed long-term rate of return on plan assets.
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
     For 2009, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2010. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.
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
     Assumed discount rates and rates of return on plan assets are reevaluated annually. Changes in these assumptions can result in the recognition of materially different pension costs over different periods and materially different asset and liability amounts in our consolidated financial statements. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter lives than assumed in the mortality tables that are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality tables themselves or plan amendments will also result in actuarial losses or gains. Under Generally Accepted Accounting Principles (“GAAP”), actuarial gains and losses are deferred and amortized into income over future periods based upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees). However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative unamortized actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative unamortized actuarial gains.
     The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized for financial reporting purposes. No contributions were required to be made to the Delaware Plan in the prior year.
     We currently expect to record net periodic pension costs totaling $206,000 during 2010. However, we do not expect any cash contributions to the Delaware Plan will be required during 2010. Contributions to the SERPs are expected to total $155,000 during 2010, matching the required benefit payments.
Recent Accounting Pronouncements
Current Adoptions
     In June 2008, the Financial Accounting Standards Board (“FASB”) amended certain provisions of Accounting Standards Update (“ASU”) Topic 260, Earnings Per Share. This amendment requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions did not have a material impact on our consolidated financial statements.
Future Adoptions
     In December 2008, the FASB amended certain provisions of ASU Topic 715, Compensation — Retirement Benefits. This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. We are currently evaluating the impact, if any, that the adoption of this amendment will have on our consolidated financial statements.
Outlook
     Our visibility for business conditions through the remainder of 2010 is clouded by the continued uncertainty regarding future global economic conditions and the impact of the measures that have been undertaken by the federal government to ease the tightening in the credit markets and stimulate the economy. We expect the ongoing weakness in nonresidential construction, our primary demand driver, to continue, particularly for commercial projects which have been the most severely impacted by the economic downturn. There continues to be uncertainty regarding the resolution of a new multi-year federal highway funding authorization. Although the additional infrastructure-related funding provided for under the American Recovery and Reinvestment Act is expected to increase during 2010, any favorable impact is likely to be mitigated by continued deterioration in the fiscal positions of state and local governments. We anticipate that residential construction will remain weak, which would continue to adversely affect shipments to customers that have greater exposure to the housing sector.
     Following an extended decline that began in September 2008, prices for our primary raw material, hot-rolled steel wire rod, appear to have bottomed out and are expected to trend higher due to the recent escalation in scrap costs for wire rod producers and the reductions in domestic wire rod capacity that occurred during 2009. The magnitude of the increase and the impact on prices and margins for our products is uncertain at this time.
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
Commodity Prices
     We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2010, a 10% increase in the price of steel wire rod would have resulted in a $2.7 million increase in our pre-tax loss for the quarter ended January 2, 2010 (assuming there was not a corresponding change in our selling prices).
Interest Rates
     Although we were debt-free as of January 2, 2010, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of January 2, 2010.
Item 4. Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 2, 2010. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. On November 30, 2009, the Ohio court granted our motion to dismiss the third party claim against it on the grounds that the statute of limitations had expired. We believe that DSI may appeal this ruling, in which case we will continue to defend this case vigorously. In addition, we had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI and a judgment declaring that it had no liability to DSI arising out of the bridge project. The North Carolina action was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina, where it is currently pending. DSI has filed a motion to dismiss or stay the North Carolina action due to the pendency of the Ohio litigation. This motion, which we oppose, is awaiting a ruling by the court. We have concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event that DSI is successful in overturning the dismissal of its claims against us (which we do not believe is likely), we have estimated the potential loss could range up to $11.0 million.
     On May 27, 2009, a coalition of domestic PC strand producers, including us, filed antidumping (“AD”) and countervailing duty (“CVD”) petitions alleging that imports of PC strand from China had caused material injury to the domestic industry. The petitions allege that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than its fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government. In connection with its investigative process, the U.S. Department of Commerce (“DOC”) has issued preliminary determinations in favor of the petitioners, imposing preliminary CVD margins ranging from 7.53% to 12.06% on October 26, 2009 and preliminary AD margins ranging from 37.72% to 193.55% on December 18, 2009. Subsequent to these dates, importers of Chinese PC strand are required to post cash deposits or bonds in the amount of the preliminary margins calculated by the DOC. The entire investigative process is anticipated to take one year, with the final determinations of injury, dumping and subsidies expected to occur in mid-2010.
     We are also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     There were no material changes during the quarter ended January 2, 2010 from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2009. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 3, 2009, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 18, 2008, our board of directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock which was to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of January 2, 2010, there was $24.97 million remaining available for future share repurchases under this authorization. During the three-month period ended January 2, 2010, we repurchased $6,400 or 552 shares of our common stock through restricted stock net-share settlements. No purchases of common stock were made during the three-month period ended December 27, 2008.

     The following table summarizes the repurchases of common stock during the quarter ended January 2, 2010:

			Total Number of
			Shares Purchased as	Maximum Number (or Approximate
			Part of Publicly	Dollar Value) of Shares That May Yet
	Total Number of	Average Price	Announced Plan or	Be Purchased Under the Plan or
(In thousands except per share amounts)	Shares Purchased	Paid per Share	Program	Program
October 4, 2009 - November 7, 2009	—	—	—	$24,976 (1)
November 8, 2009 - December 5, 2009 (2)	552	$11.64	552	24,970 (1)
December 6, 2009 - January 2, 2010	—	—	—	24,970 (1)

	552		552

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008 which continues in effect until terminated by the Board of Directors.

(2)	Represents 552 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.
Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.
Registrant

Date: January 25, 2010	By:	/s/ Michael C. Gazmarian

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