Form 10-Q
period 2010-04-03
INSTEEL INDUSTRIES INC
filed 2010-04-26
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2010
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
Yes ☐               No ☑
     The number of shares outstanding of the registrant’s common stock as of April 23, 2010 was 17,576,799

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009

Net sales	$52,268	$50,404	$93,469	$112,203
Cost of sales	46,049	55,323	83,575	114,564
Inventory write-downs	—	16,121	1,933	22,955

Gross profit (loss)	6,219	(21,040)	7,961	(25,316)
Selling, general and administrative expense	4,182	4,368	7,924	9,101
Other income, net	(97)	(58)	(250)	(49)
Interest expense	147	189	295	337
Interest income	(14)	(7)	(26)	(102)

Earnings (loss) from continuing operations before income taxes	2,001	(25,532)	18	(34,603)
Income taxes	357	(9,150)	(503)	(12,622)

Earnings (loss) from continuing operations	1,644	(16,382)	521	(21,981)
Loss from discontinued operations net of income taxes of ($6), ($8), ($14) and ($31)	(10)	(13)	(23)	(49)

Net earnings (loss)	$1,634	$(16,395)	$498	$(22,030)

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$0.09	$(0.94)	$0.03	$(1.27)
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.09	$(0.94)	$0.03	$(1.27)

Diluted:
Earnings (loss) from continuing operations	$0.09	$(0.94)	$0.03	$(1.27)
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.09	$(0.94)	$0.03	$(1.27)

Cash dividends declared	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	17,458	17,365	17,434	17,350

Diluted	17,647	17,365	17,643	17,350

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	April 3,	October 3,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$52,263	$35,102
Accounts receivable, net	23,205	21,283
Inventories	32,160	38,542
Prepaid expenses and other	2,413	16,724

Total current assets	110,041	111,651
Property, plant and equipment, net	61,735	64,204
Other assets	5,343	4,382
Non-current assets of discontinued operations	1,880	1,880

Total assets	$178,999	$182,117

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,368	$23,965
Accrued expenses	5,837	5,215
Current liabilities of discontinued operations	222	219

Total current liabilities	25,427	29,399
Other liabilities	5,760	5,465
Long-term liabilities of discontinued operations	165	183
Shareholders’ equity:
Common stock	17,576	17,525
Additional paid-in capital	44,855	43,774
Retained earnings	87,736	88,291
Accumulated other comprehensive loss	(2,520)	(2,520)

Total shareholders’ equity	147,647	147,070

Total liabilities and shareholders’ equity	$178,999	$182,117

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 3,	March 28,
	2010	2009
Cash Flows From Operating Activities:
Net earnings (loss)	$498	$(22,030)
Loss from discontinued operations	23	49

Earnings (loss) from continuing operations	521	(21,981)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	3,458	3,569
Amortization of capitalized financing costs	249	249
Stock-based compensation expense	1,103	985
Excess tax benefits from stock-based compensation	(3)	(2)
Inventory write-downs	1,933	22,955
Loss on sale of property, plant and equipment	11	20
Deferred income taxes	(217)	339
Increase in cash surrender value of life insurance over premiums paid	(284)	—
Net changes in assets and liabilities:
Accounts receivable, net	(1,922)	26,228
Inventories	4,449	(6,808)
Accounts payable and accrued expenses	(4,076)	(28,162)
Other changes	14,258	(13,883)

Total adjustments	18,959	5,490

Net cash provided by (used for) operating activities — continuing operations	19,480	(16,491)
Net cash used for operating activities — discontinued operations	(40)	(28)

Net cash provided by (used for) operating activities	19,440	(16,519)

Cash Flows From Investing Activities:
Capital expenditures	(902)	(1,382)
Decrease (increase) in cash surrender value of life insurance policies	(410)	354
Proceeds from sale of property, plant and equipment	—	13
Proceeds from surrender of life insurance policies	—	413

Net cash used for investing activities — continuing operations	(1,312)	(602)

Net cash used for investing activities	(1,312)	(602)

Cash Flows From Financing Activities:
Proceeds from long-term debt	150	20,474
Principal payments on long-term debt	(150)	(20,074)
Cash received from exercise of stock options	84	66
Excess tax benefits from stock-based compensation	3	2
Cash dividends paid	(1,053)	(9,804)
Other	(1)	(28)

Net cash used for financing activities — continuing operations	(967)	(9,364)

Net cash used for financing activities	(967)	(9,364)

Net increase (decrease) in cash and cash equivalents	17,161	(26,485)
Cash and cash equivalents at beginning of period	35,102	26,493

Cash and cash equivalents at end of period	$52,263	$8

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$46	$88
Income taxes	2	11,333
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	98	170
Declaration of cash dividends to be paid	—	526
Restricted stock surrendered for withholding taxes payable	52	9
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 3, 2009	17,525	$17,525	$43,774	$88,291	$(2,520)	$147,070

Comprehensive loss:
Net earnings				498		498

Comprehensive loss						498
Stock options exercised	20	20	64			84
Vesting of restricted stock units	37	37	(37)			—
Compensation expense associated with stock-based plans			1,103			1,103
Excess tax benefits from stock-based compensation			(3)			(3)
Restricted stock surrendered for withholding taxes payable	(6)	(6)	(46)			(52)
Cash dividends declared				(1,053)		(1,053)

Balance at April 3, 2010	17,576	$17,576	$44,855	$87,736	$(2,520)	$147,647

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
          The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending October 2, 2010 or future periods.
          The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.
(2) Recent Accounting Pronouncements
Current Adoptions
          In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, requiring new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, ASU 2010-06 requires a roll forward of activities pertaining to the purchase, sale, issuance and settlement of assets and liabilities measured using significant unobservable inputs (Level 3). This guidance became effective for the Company on January 3, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective January 2, 2011. The adoption of ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.
          In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and its adoption did not have an impact on the Company’s consolidated financial statements.
Future Adoptions
          In December 2008, the FASB amended certain provisions of ASC Topic 715, Compensation — Retirement Benefits. This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
          As of April 3, 2010, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$51,340	$51,340	$—

Other assets:
Cash surrender value of life insurance policies	4,434	—	4,434

Total	$55,774	$51,340	$4,434

          Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of money market funds, approximates fair value due to the short maturities of these investments. Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of April 3, 2010.
          As of April 3, 2010, the Company held nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The nonfinancial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Unobservable
(In thousands)	Total	Inputs (Level 3)
Other assets:
Long-lived assets held for sale	$1,880	$1,880

          Long-lived assets held for sale includes land and a building associated with the industrial wire business, which the Company exited in June 2006, and are classified as Level 3. The fair value of the long-lived assets was determined based upon an independent third party appraisal obtained in August 2009. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the assets held for sale as Level 3. There was no change in the carrying value of these long-lived assets held for sale during the three- and six-month periods ended April 3, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
          Assets and liabilities of discontinued operations as of April 3, 2010 and October 3, 2009 are as follows:

	April 3,	October 3,
(In thousands)	2010	2009
Assets:
Other assets	$1,880	$1,880

Total assets	$1,880	$1,880

Liabilities:
Current liabilities:
Accounts payable	$—	$2
Accrued expenses	222	217

Total current liabilities	222	219
Other liabilities	165	183

Total liabilities	$387	$402

          As of April 3, 2010 and October 3, 2009, there was approximately $1.9 million of capital assets associated with the industrial wire business that were held for sale and approximately $200,000 and $217,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities.
(5) Stock-Based Compensation
          Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of April 3, 2010 there were 569,000 shares available for future grants under the plans.
          Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and six-month periods ended April 3, 2010 and March 28, 2009 are as follows:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2010	2009	2010	2009
Stock options:
Compensation expense	$268	$256	$481	$465
Excess tax deficiencies (benefits)	8	43	(3)	(2)
          As of April 3, 2010, the remaining unamortized compensation cost related to unvested stock option awards was $933,000, which is expected to be recognized over a weighted average period of 1.46 years.
          The fair value of each option grant is estimated on the date of grant using a Monte Carlo valuation model based upon assumptions that are evaluated and revised, as necessary, to reflect market conditions and actual historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is calculated based on the Company’s annual dividend as of the option grant date. The expected volatility is derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s common stock. The expected term for options is based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term.
          The estimated fair value of stock options granted during the six-month periods ended April 3, 2010 and March 28, 2009 was $4.62 and $4.60, respectively, based on the following assumptions:

	April 3,	March 28,
	2010	2009
Risk-free interest rate	2.69%	2.36%
Dividend yield	1.29%	1.51%
Expected volatility	60.68%	79.30%
Expected term (in years)	5.71	4.85
          The following table summarizes stock option activity for the six-month period ended April 3, 2010:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term —	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average	(in thousands)
Outstanding at October 3, 2009	673	$0.18	-	$20.27	$10.83
Granted	98	9.39	-	9.39	9.39
Expired	—	—	-	—	—
Exercised	(20)	4.19	-	4.19	4.19		$133

Outstanding at April 3, 2010	751	0.18	-	20.27	10.82	7.50 years	1,221

Vested and anticipated to vest in the future at April 3, 2010	739				10.81	7.49 years	1,210

Exercisable at April 3, 2010	415				10.79	6.29 years	896
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants during the three- and six-month periods ended April 3, 2010 and March 28, 2009. Amortization expense for restricted stock for the three- and six-month periods ended April 3, 2010 and March 28, 2009 is as follows:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2010	2009	2010	2009
Amortization expense	$139	$216	$269	$441
          As of April 3, 2010, the remaining unrecognized compensation cost related to unvested restricted stock awards was $341,000, which is expected to be recognized over a weighted average vesting period of 1.08 years.
          During the six-month periods ended April 3, 2010 and March 28, 2009, 26,620 and 14,268 shares, respectively, of employee restricted stock awards vested. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the respective employee’s minimum tax obligation. A total of 5,225 and 1,120 shares, respectively, were withheld during the six-month periods ended April 3, 2010 and March 28, 2009 to satisfy employees’ minimum tax obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
          The following table summarizes restricted stock activity during the six-month period ended April 3, 2010:

		Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2009	115	$15.50
Granted	—	—
Released	(27)	17.16

Balance, April 3, 2010	88	15.00

          Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment during the vesting period, which is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and amortization expense for the three- and six-month periods ended April 3, 2010 and March 28, 2009, respectively, are as follows:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2010	2009	2010	2009
Restricted stock unit grants:
Units	78	97	78	97
Market value	$732	$732	$732	$732
Amortization expense	209	79	353	79
          As of April 3, 2010, the remaining unrecognized compensation cost related to unvested RSUs was $1.2 million, which is expected to be recognized over a weighted average vesting period of 1.84 years.
          The following table summarizes RSU activity during the six-month period ended April 3, 2010:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2009	136	$8.71
Granted	78	9.39
Released	(37)	7.55

Balance, April 3, 2010	177	$9.25

(6) Income Taxes
          The Company has recorded the following amounts for deferred income taxes and accrued income taxes on its consolidated balance sheet as of April 3, 2010: a current deferred tax asset (net of valuation allowance) of $1.7 million in prepaid expenses and other, a non-current deferred tax asset (net of valuation allowance) of $636,000 in other assets, accrued non-current income taxes payable of $51,000 in other liabilities, and accrued income taxes payable of $146,000 in accrued expenses. As of April 3, 2010, the Company has $27.6 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in 2010, but principally expire in 2018 — 2030.
          The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of April 3, 2010, the Company recorded a valuation allowance of $559,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance established by the Company is subject

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
          As of April 3, 2010, the Company had approximately $51,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $48,000, if recognized, would reduce its income tax rate in future periods. As of March 28, 2009, the Company had approximately $50,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet. The Company anticipates the unrecognized tax benefit will not be resolved during the fiscal year.
          The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had accrued interest and penalties related to unrecognized tax benefits as of April 3, 2010 and March 28, 2009 of $18,000 and $16,000, respectively.
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
(7) Employee Benefit Plans
          Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the six-month period ended April 3, 2010 and no contributions are expected to be made during the fiscal year ending October 2, 2010. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional service benefits.
          Net periodic pension costs and related components for the Delaware Plan for the three- and six-month periods ended April 3, 2010 and March 28, 2009 are as follows:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2010	2009	2010	2009
Interest cost	$52	$58	$104	$129
Expected return on plan assets	(50)	(63)	(100)	(132)
Recognized net actuarial loss	49	26	98	61

Net periodic pension cost	$51	$21	$102	$58

          Supplemental employee retirement plan. The Company maintains supplemental employee retirement plans (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERPs, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERPs for the three- and six-month periods ended April 3, 2010 and March 28, 2009 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2010	2009	2010	2009
Service cost	$41	$30	$82	$60
Interest cost	70	68	140	136
Amortization of prior service cost	64	56	128	112

Net periodic benefit cost	$175	$154	$350	$308

(8) Credit Facilities
          As of April 3, 2010, the Company had a $100.0 million revolving credit facility in place, which matures in June 2010 and supplements its operating cash flow in funding its working capital, capital expenditure and general corporate requirements. As of April 3, 2010, no borrowings were outstanding on the revolving credit facility, $36.6 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories plus, upon the Company’s request and subject to certain conditions, a percentage of eligible equipment and real estate. Interest rates on the revolver are based upon (1) a base rate that is established at the higher of the prime rate or 0.50% plus the federal funds rate, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.00% — 0.50% for the base rate and 1.25% — 2.00% for the LIBOR rate. In addition, the applicable interest rate margins would be adjusted to the highest percentage indicated for each range upon the occurrence of certain events of default provided for under the credit facility. Based on the Company’s excess availability as of April 3, 2010, the applicable interest rate was 0.00% for the base rate and 1.25% for the LIBOR rate on the revolver.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the credit agreement.
          Financial Covenants
          The terms of the credit facility require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than: (1) 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base only includes eligible receivables and inventories; or (2) 1.15 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million and the applicable borrowing base includes eligible receivables, inventories, equipment and real estate. As of April 3, 2010, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the credit facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of April 3, 2010, the Company was in compliance with all of the negative covenants under the credit facility.
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
(Unaudited)
Company; an entry of judgment against the Company or any of its subsidiaries for greater than $500,000, which amount is not covered by insurance; or a change of control of the Company.
          Amortization of capitalized financing costs associated with the senior secured facility was $125,000 and $124,000 for the three-month periods ended April 3, 2010 and March 28, 2009, respectively and $249,000 for the six-month periods ended April 3, 2010 and March 28, 2009. Accumulated amortization of capitalized financing costs was $3.9 million and $3.4 million as of April 3, 2010 and March 28, 2009, respectively.
(9) Earnings (Loss) Per Share
          Effective October 4, 2009, the Company adopted certain provisions of ASC Topic 260, Earnings Per Share, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company’s participating securities are its unvested restricted stock awards (“RSAs”). As required under the provisions that were adopted, prior periods have been retrospectively adjusted. Because the Company’s unvested RSAs do not contractually participate in its losses, the Company has not allocated such losses to the unvested RSAs in computing basic earnings per share, using the two-class method, for the three- and six-month periods ended March 28, 2009.
          The computation of basic and diluted earnings per share attributable to common shareholders for the three- and six-month periods ended April 3, 2010 and March 28, 2009 is as follows:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands, except per share amounts)	2010	2009	2010	2009
Earnings (loss) from continuing operations	$1,644	$(16,382)	$521	$(21,981)
Less allocation to participating securities	(8)	—	—	—

Available to Insteel common shareholders	$1,636	$(16,382)	$521	$(21,981)

Loss from discontinued operations	$(10)	$(13)	$(23)	$(49)
Less allocation to participating securities	—	—	—	—

Available to Insteel common shareholders	$(10)	$(13)	$(23)	$(49)

Net earnings (loss)	$1,634	$(16,395)	$498	$(22,030)
Less allocation to participating securities	(8)	—	—	—

Available to Insteel common shareholders	$1,626	$(16,395)	$498	$(22,030)

Basic weighted average shares outstanding	17,458	17,365	17,434	17,350
Dilutive effect of stock-based compensation	189	—	209	—

Diluted weighted average shares outstanding	17,647	17,365	17,643	17,350

Per share basic:
Earnings (loss) from continuing operations	$0.09	$(0.94)	$0.03	$(1.27)
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.09	$(0.94)	$0.03	$(1.27)

Per share diluted:
Earnings (loss) from continuing operations	$0.09	$(0.94)	$0.03	$(1.27)
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.09	$(0.94)	$0.03	$(1.27)

          Options and RSUs representing 628,000 shares for the three-month period ended April 3, 2010 were antidilutive and were not included in the diluted EPS calculation. Options, RSAs and RSUs representing 428,000 shares for the three-month period ended March 28, 2009 were antidilutive and were not included in the diluted EPS calculation. Options, RSAs and RSUs representing 496,000 shares and 387,000 shares for the six-month periods ended April 3, 2010 and March 28, 2009, respectively, were antidilutive and were not included in the diluted EPS calculation. Options, RSAs and RSUs representing 140,000 and 144,000 shares for the three- and six-month periods ended March 28, 2009, respectively, were not included in the diluted EPS calculation due to the net losses that were incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(10) Share Repurchases
          On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of April 3, 2010, there was $24.9 million remaining available for future share repurchases under this authorization. During the three-month period ended April 3, 2010, the Company repurchased $44,674 or 4,673 shares of its common stock through restricted stock net-share settlements. During the six-month period ended April 3, 2010, the Company repurchased $51,074 or 5,225 shares of its common stock through restricted stock net-share settlements. During the three- and six-month periods ended March 28, 2009, the Company repurchased $9,000 or 1,120 shares of its common stock through restricted stock net-share settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(11) Other Financial Data
     Balance sheet information:

	April 3,	October 3,
(In thousands)	2010	2009
Accounts receivable, net:
Accounts receivable	$24,458	$22,340
Less allowance for doubtful accounts	(1,253)	(1,057)

Total	$23,205	$21,283

Inventories:
Raw materials	$12,634	$17,649
Work in process	1,678	1,780
Finished goods	17,848	19,113

Total	$32,160	$38,542

Prepaid expenses and other:
Income taxes receivable	$—	$13,049
Current deferred tax asset	1,668	1,668
Capitalized financing costs, net	86	336
Other	659	1,671

Total	$2,413	$16,724

Other assets:
Cash surrender value of life insurance policies	$4,434	$3,739
Non-current deferred tax assets	636	375
Other	273	268

Total	$5,343	$4,382

Property, plant and equipment, net:
Land and land improvements	$5,570	$5,571
Buildings	32,441	32,437
Machinery and equipment	97,284	96,411

Construction in progress	409	695

	135,704	135,114
Less accumulated depreciation	(73,969)	(70,910)

Total	$61,735	$64,204

Accrued expenses:
Pension plan	$1,339	$1,236
Salaries, wages and related expenses	1,280	1,228
Worker’s compensation	1,171	378
Customer rebates	601	752
Deferred revenues	453	—
Property taxes	289	1,023
Sales allowance reserves	236	236
Other	468	362

Total	$5,837	$5,215

Other liabilities:
Deferred compensation	$5,709	$5,465
Reserve for uncertain tax positions	51	—

Total	$5,760	$5,465

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
(13) Contingencies
          Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. On November 30, 2009, the Ohio court granted the Company’s motion to dismiss the third-party claim against it on the grounds that the statute of limitations had expired. The Company anticipates that DSI will attempt to pursue an interlocutory appeal of this ruling, in which case the Company will continue to vigorously defend its position. In addition, the Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI and a judgment declaring that it had no liability to DSI arising out of the bridge project. The North Carolina action was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina, where it is currently pending. DSI has filed a motion to dismiss or stay the North Carolina action due to the pendency of the Ohio litigation. This motion, which the Company opposes, is awaiting a ruling by the court. The Company has concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event that DSI is successful in overturning the dismissal of its claims against the Company (which the Company does not believe is likely), the Company has estimated that the potential loss could range up to $11.0 million.
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
          All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements speak only to the respective dates on which such statements are made and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by law.
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the timing and magnitude of the impact of the additional federal infrastructure-related funding provided for under the American Recovery and Reinvestment Act and the anticipated resolution of a new multi-year federal transportation funding authorization;

•	the reduced level of spending for nonresidential construction, particularly commercial construction, and the impact on demand for our concrete reinforcing products;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products, including the outcome of the trade cases that have been filed by domestic producers of prestressed concrete strand (“PC strand”) regarding imports of PC strand from China;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	the actual net proceeds realized and closure costs incurred in connection with our exit from the industrial wire business;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 3, 2009 and in other filings that we make with the SEC.
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

Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	April 3,		March 28,	April 3,		March 28,
	2010	Change	2009	2010	Change	2009

Net sales	$52,268	3.7%	$50,404	$93,469	(16.7%)	$112,203
Gross profit (loss)	6,219	129.6%	(21,040)	7,961	(131.4%)	(25,316)
Percentage of net sales	11.9%		(41.7%)	8.5%		(22.6%)
Selling, general and administrative expense	$4,182	(4.3%)	$4,368	$7,924	(12.9%)	$9,101
Percentage of net sales	8.0%		8.7%	8.5%		8.1%
Interest expense	$147	—	$189	$295	—	$337
Interest income	(14)	(100.0%)	(7)	(26)	74.5%	(102)
Effective income tax rate	17.8%		35.8%	N/M		36.5%
Earnings (loss) from continuing operations	$1,644	110.0%	$(16,382)	$521	(102.4%)	$(21,981)
Loss from discontinued operations	(10)	23.1%	(13)	(23)	(53.1%)	(49)
Net earnings (loss)	1,634	110.0%	(16,395)	498	(102.3%)	(22,030)

“N/M”	= not meaningful
Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009
Net Sales
          Net sales for the second quarter of 2010 increased 3.7% to $52.3 million from $50.4 million in the same year-ago period. Shipments for the quarter increased 34.7% while average selling prices decreased 23.0% from the prior year levels. The increase in shipments during the current year quarter was primarily driven by customer inventory restocking and hedge buying in anticipation of future price increases, together with the continued favorable effect of the PC strand trade cases against China, which more than offset the negative effect of adverse weather conditions and the reduced level of construction activity. The year-over-year increase in shipments was relative to severely depressed levels in the prior year quarter resulting from the recessionary conditions in the economy and inventory destocking measures that were pursued by our customers. The decrease in average selling prices was due to lower raw material costs and competitive pricing pressures.
Gross Profit (Loss)
          Gross profit for the second quarter of 2010 was $6.2 million, or 11.9% of net sales, compared with a gross loss of $21.0 million, or (41.7%) of net sales in the same year-ago period. The gross loss in the prior year quarter includes a pre-tax charge of $16.1 million for inventory write-downs to reduce the value of inventory to the lower of cost or market. Gross profit (loss) for both quarters was unfavorably impacted by depressed shipment volumes, narrower spreads between average selling prices and raw material costs, and elevated unit conversion costs resulting from reduced operating schedules. The year-over-year improvement was primarily due to the absence of inventory write-downs in the current year quarter and, to a lesser extent, higher shipments, wider spreads between average selling prices and raw material costs, and lower unit conversion costs resulting from higher production volumes.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2010 decreased 4.3% to $4.2 million, or 8.0% of net sales from $4.4 million, or 8.7% of net sales in the same year-ago period primarily due to the relative changes in the cash surrender value of insurance policies ($205,000) together with reductions in bad debt expense ($96,000). The cash surrender value of life insurance policies increased $173,000 in the current year quarter compared with a decrease of $32,000 in the prior year quarter due to the related changes in the value of the underlying investments. The reduction in bad debt expense was due to lower estimates for customer payment defaults. These reductions were partially offset by higher legal expenses primarily associated with the trade cases that have been filed regarding imports of PC strand from China ($82,000).

Interest Expense
          Interest expense for the second quarter of 2010 decreased $42,000 or 22.2% to $147,000 from $189,000 in the same year-ago period. The decrease was due to borrowings that were outstanding on the revolving credit facility in the prior year.
Income Taxes
          Our effective income tax rate for the second quarter of 2010 decreased to 17.8% from 35.8% in the same year-ago period due to changes in the federal tax regulations regarding the carry-back of net operating losses, which increased the tax refund related to the prior year loss by $500,000, together with changes in permanent book versus tax differences largely related to lower non-deductible life insurance expense.
Earnings (Loss) From Continuing Operations
          The earnings from continuing operations for the second quarter of 2010 was $1.6 million, or $0.09 per share compared with a loss from continuing operations of $16.4 million, or ($0.94) per share in the same year-ago period primarily due to the increase in gross profit and, to a much lesser extent, a decrease in SG&A expense.
Loss From Discontinued Operations
          The loss from discontinued operations for the second quarter of 2010 was $10,000 compared with $13,000 in the same year-ago period, which had no effect on the net earnings or loss per share for either period. The current and prior year losses resulted from facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
          The net earnings for the second quarter of 2010 was $1.6 million, or $0.09 per share compared with a net loss of $16.4 million, or ($0.94) per share in the same year-ago period primarily due to the increase in gross profit and, to a much lesser extent, decrease in SG&A expense.
First Half of Fiscal 2010 Compared to First Half of Fiscal 2009
Net Sales
          Net sales for the first half of 2010 decreased 16.7% to $93.5 million from $112.2 million in the same year-ago period. Average selling prices for the period decreased 29.7% while shipments increased 18.5% from the prior year levels. The increase in shipments during the current year period was primarily driven by customer inventory restocking and hedge buying in anticipation of future price increases, together with the continued favorable effect of the PC strand trade cases against China, which more than offset the negative effect of adverse weather conditions and the reduced level of construction activity. The year-over-year increase in shipments was relative to severely depressed levels in the prior year resulting from the recessionary conditions in the economy and inventory destocking measures that were pursued by our customers. The decrease in average selling prices was due to lower raw material costs and competitive pricing pressures.
Gross Profit (Loss)
          The gross profit for the first half of 2010 was $8.0 million, or (8.5%) of net sales, compared with a gross loss of $25.3 million, or (22.6%) of net sales in the same year-ago period. The first-half gross profit (loss) includes pre-tax charges of $1.9 million in the current year period and $23.0 million in the prior year period for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market. Gross profit (loss) for both years was unfavorably impacted by depressed shipment volumes, narrower spreads between average selling prices and raw material costs, and elevated unit conversion costs resulting from reduced operating schedules. The year-over-year improvement was primarily due to lower inventory write-downs in the current year period and, to a lesser extent, higher shipments, wider spreads between average selling prices and raw material costs, and lower unit conversion costs resulting from higher production volumes.
Selling, General and Administrative Expense
          SG&A expense for the first half of 2010 decreased 12.9% to $7.9 million, or 8.5% of net sales from $9.1 million, or 8.1% of net sales in the same year-ago period. The decrease was primarily due to increases in the cash surrender value of insurance policies ($1.0 million) together with reductions in employee benefit costs ($120,000), payroll taxes ($109,000) and labor expense ($94,000). The cash surrender value of life insurance policies increased $284,000 in the current year period compared with a decrease of $757,000 in the prior year period due to the related changes in the value of the underlying investments. The reduction in employee benefit costs is primarily due to a decrease in employee medical expense during the current year period. The reduction in payroll taxes was due to the taxes associated with the payment of the fiscal 2008 employee incentive plan bonuses during the prior year. The reduction in labor expense was primarily due to the implementation of various cost reduction measures. These reductions were partially offset by higher legal expenses primarily associated with the trade cases that have been filed regarding imports of PC strand from China ($271,000) and increases in stock-based compensation expense ($143,000).
Interest Expense
          Interest expense for the first half of 2010 decreased $42,000 or 12.5% to $295,000 from $337,000 in the same year-ago period. The decrease was primarily due to borrowings that were outstanding on the revolving credit facility in the prior year.
Income Taxes
          Our effective income tax rate for the first half of 2010 is distorted due to changes in the federal tax regulations regarding the carry-back of net operating losses, which increased the tax refund related to the prior year loss by $500,000, together with changes in permanent book versus tax differences largely related to lower non-deductible life insurance expense. The effective income tax rate was 36.5% in the same year-ago period.
Earnings (Loss) From Continuing Operations
          Earnings from continuing operations for the first half of 2010 were $521,000, or $0.03 per share compared with a loss of $22.0 million, or ($1.27) per share in the same year-ago period due to the increase in gross profit and decrease in SG&A expense.
Loss From Discontinued Operations
          The loss from discontinued operations for the first half of 2010 was $23,000 compared with a loss from discontinued operations of $49,000 in the same year-ago period, which had no effect on the loss per share for either period. The current and prior year period loss resulted from the facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
          Net earnings for the first half of 2010 was $498,000, or $0.03 per share compared with a net loss of $22.0 million, or ($1.27) per share in the same year-ago period primarily due to the increase in gross profit.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)
Cash Flow Analysis

	Six Months Ended
	April 3,	March 28,
	2010	2009
Net cash provided by (used for) operating activities of continuing operations	$19,480	$(16,491)
Net cash used for investing activities of continuing operations	(1,312)	(602)
Net cash used for financing activities of continuing operations	(967)	(9,364)

Net cash used for operating activities of discontinued operations	(40)	(28)

Working capital	84,614	79,095
Total long-term debt	—	400
Percentage of total capital	—	0.3%
Shareholders’ equity	$147,647	$147,810
Percentage of total capital	100.0%	99.7%
Total capital (total long-term debt + shareholders’ equity)	$147,647	$148,210
          Operating activities provided $19.5 million of cash during the first half of 2010 while using $16.5 million during the same period last year. The year-over-year change was primarily due to the improvement in our financial results, the receipt of a $13.3 million income tax refund in the current year associated with the prior year loss and a decrease in the cash used by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. The current year earnings include a pre-tax charge of $1.9 million for inventory write-downs compared with a pre-tax charge of $23.0 million in the prior year period. Other changes in assets and liabilities reflects the receipt of the $13.3 million income tax refund in the current year that was recorded within prepaid expenses and other, and a $13.5 million increase in income taxes receivable that was recorded in the prior year period. Net working capital used $1.0 million in the current year while using $8.7 million in the same period last year. The cash used by net working capital in the current year was largely due to the $4.1 million decrease in accounts payable and accrued expenses primarily related to reduced raw material purchases and the $4.4 million decrease in inventories (excluding the impact of the $1.9 million of inventory write-downs) resulting from higher current year shipments. Accounts receivable rose $1.9 million in the current year due to the increase in sales. The cash used by working capital in the prior year period was largely due to the $28.2 million decrease in accounts payable and accrued expenses resulting from the payment of $10.9 million of accrued income taxes payable and lower raw material purchases. Inventories increased $6.8 million in the prior year (excluding the impact of the inventory write-downs) due to raw material receipts on previous purchase commitments. Accounts receivable decreased $26.2 million during the prior year as a result of the reductions in shipments and selling prices. As the impact and duration of the ongoing weakness in market conditions becomes clearer, we may make additional adjustments in our operating activities, which could materially impact our cash requirements. While an economic slowdown adversely affects sales to our customers, it generally reduces our working capital requirements.
          Investing activities used $1.3 million of cash during the first half of 2010 compared to $602,000 during the same period last year. The increase in cash used was primarily due to the year-over-year change in the cash surrender value of life insurance policies, which increased by $410,000 during the current year as compared to a decrease of $354,000 in the prior year quarter as a result of premium payments and changes in the value of the underlying investments. In addition, $413,000 of proceeds were received from the surrender of life insurance policies in the prior year. These increases in cash used were partially offset by a $480,000 reduction in capital expenditures to $902,000 from $1.4 million in the prior year. Capital expenditures are expected to total less than $5.0 million for fiscal 2010. Investing activities are largely discretionary and future outlays could be reduced significantly or eliminated should economic conditions warrant.
          Financing activities used $967,000 of cash during the first half of 2010 compared to $9.4 million during the same period last year. The year-over-year change was primarily due to the payment of a special cash dividend of $8.8 million ($0.50 per share) in addition to the usual quarterly cash dividend and $400,000 of borrowings on our revolving credit facility during the prior year period.

Credit Facilities
          As of April 3, 2010, we had a $100.0 million revolving credit facility in place to supplement our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of April 3, 2010, no borrowings were outstanding on the revolving credit facility, $36.6 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million (see Note 8 to the consolidated financial statements).
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
          Should we determine, at any time, that we required additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet and capital structure as of April 3, 2010 together with the current borrowing capacity available on our revolving credit facility position us to meet our anticipated liquidity requirements.
Impact of Inflation
          We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2009, selling prices for our products declined dramatically in response to softening demand and the inventory destocking measures pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased prior to the collapse in steel prices. Since December 2009, wire rod prices have risen substantially due to the escalation in the cost of scrap and other raw materials for wire rod producers, and could continue to trend higher. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.
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
          We currently expect net periodic pension costs for both plans to total $906,000 during 2010. However, we do not expect any cash contributions to the Delaware Plan will be required during 2010. Contributions to the SERPs are expected to total $155,000 during 2010, matching the required benefit payments.
Recent Accounting Pronouncements
Current Adoptions
          In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, requiring new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, ASU 2010-06 requires a roll forward of activities pertaining to the purchase, sale, issuance and settlement of assets and liabilities measured using significant unobservable inputs (Level 3). This guidance became effective for us on January 3, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective January 2, 2011. The adoption of ASU 2010-06 did not have an impact on our consolidated financial statements.
          In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and did not have an impact on our consolidated financial statements.
Future Adoptions
          In December 2008, the FASB amended certain provisions of ASC Topic 715, Compensation — Retirement Benefits. This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. We are currently evaluating the impact, if any, that the adoption of this amendment will have on our consolidated financial statements.
Outlook
          Our visibility for business conditions through the remainder of 2010 is clouded by the continued uncertainty regarding future global economic conditions and the impact of the measures that have been undertaken by the federal government to ease the tightening in the credit markets and stimulate the economy. We expect the ongoing weakness in nonresidential construction, our primary demand driver, to continue, particularly for commercial projects which have been the most severely impacted by the economic downturn. There continues to be uncertainty regarding the resolution of a new multi-year federal highway funding authorization. Although the additional infrastructure-related funding provided for under the American Recovery and Reinvestment Act is expected to increase during the remainder of 2010, any favorable impact is likely to be mitigated by continued deterioration in the fiscal positions of state and local governments. We anticipate that residential construction will remain weak, which would continue to adversely affect shipments to customers that have greater exposure to the housing sector.
          Following an extended decline that began in September 2008, prices for our primary raw material, hot-rolled steel wire rod, appear to have bottomed out and have risen substantially since December 2009 due to the escalation in the cost of scrap and other raw materials for wire rod producers and the reductions in domestic wire rod capacity that occurred during 2009. The timing and magnitude of any future increases and the impact on selling prices for our products is uncertain at this time.
          In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in recent years in the form of reduced operating costs and additional capacity to support future growth when market conditions improve (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition to these organic growth and cost reduction initiatives, we are continually evaluating strategic acquisition opportunities that further our penetration in current markets served or expand our geographic reach.
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
Commodity Prices
          We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first six months of 2010, a 10% increase in the price of steel wire rod would have resulted in a $5.9 million decrease in our pre-tax earnings for the six months ended April 3, 2010 (assuming there was not a corresponding change in our selling prices).
Interest Rates
          Although we were debt-free as of April 3, 2010, future borrowings under our senior secured credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of April 3, 2010.
Item 4. Controls and Procedures
          We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 3, 2010. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
          There has been no change in our internal control over financial reporting that occurred during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. On November 30, 2009, the Ohio court granted our motion to dismiss the third-party claim against it on the grounds that the statute of limitations had expired. We anticipate that DSI will attempt to pursue an interlocutory appeal of this ruling, in which case we will continue to vigorously defend our position. In addition, we had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI and a judgment declaring that it had no liability to DSI arising out of the bridge project. The North Carolina action was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina, where it is currently pending. DSI has filed a motion to dismiss or stay the North Carolina action due to the pendency of the Ohio litigation. This motion, which we oppose, is awaiting a ruling by the court. We have concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event that DSI is successful in overturning the dismissal of its claims against us (which we do not believe is likely), we have estimated that the potential loss could range up to $11.0 million.

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
Item 1A. Risk Factors
          There were no material changes during the quarter ended April 3, 2010 from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2009. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 3, 2009, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock, which was scheduled to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of April 3, 2010, there was $24.9 million remaining available for future share repurchases under this authorization. During the three-month period ended April 3, 2010, we repurchased $44,674 or 4,673 shares of our common stock through restricted stock net-share settlements. During the six-month period ended April 3, 2010, we repurchased $51,074 or 5,225 shares of our common stock through restricted stock net-share settlements. During the three- and six-month periods ended March 28, 2009, we repurchased $9,000 or 1,120 shares of our common stock through restricted stock net-share settlements.
          The following table summarizes our repurchases of common stock during the quarter ended April 3, 2010:

			Total Number of
			Shares Purchased as	Maximum Number (or Approximate
			Part of Publicly	Dollar Value) of Shares That May Yet
	Total Number of	Average Price	Announced Plan or	Be Purchased Under the Plan or
(In thousands except per share amounts)	Shares Purchased	Paid per Share	Program	Program

January 3, 2010 - February 6, 2010	—	—	—	$24,970	(1)
February 7, 2010 - March 6, 2010 (2)	4,673	$9.56	4,673	24,925	(1)
March 7, 2010 - April 3, 2010	—	—	—	24,925	(1)

Total	4,673		4,673	24,925	(1)

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

(2)	Represents 4,673 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Item 5. Other Information
          On February 9, 2010, we held our 2010 Annual Meeting of Shareholders. The following matters were submitted to a vote of our shareholders of record at the Annual Meeting and approved by the requisite vote of our shareholders represented in person or by proxy as follows:
          Proposal 1: Election of each of the persons named below to serve a three-year term expiring at the 2013 Annual Meeting of Shareholders or until their successors are elected and qualify.

	Number of Shares
Nominee	For	Withheld	Broker Non-Votes
Louis E. Hannen	8,269,537	6,200,057	1,404,811
Howard O. Woltz, Jr.	8,268,427	6,201,167	1,404,811
C. Richard Vaughn	8,258,827	6,210,767	1,404,811
          Proposal 2: Amendment of our Restated Charter to increase the number of shares of common stock we are authorized to issue to 50,000,000.

Number of Shares
For	Against	Abstain
10,902,754	4,939,305	32,341
          Proposal 3: Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending October 2, 2010.

Number of Shares
For	Against	Abstain
15,556,880	303,284	14,242
Item 6. Exhibits

3.1	Articles of Amendment to Restated Articles of Incorporation of Insteel Industries, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant
Date: April 26, 2010	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Amendment to Restated Articles of Incorporation of Insteel Industries, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.