Form 10-Q
period 2010-07-03
INSTEEL INDUSTRIES INC
filed 2010-07-26
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2010
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
     The number of shares outstanding of the registrant’s common stock as of July 23, 2010 was 17,582,311

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Net sales	$61,956	$56,963	$155,425	$169,166
Cost of sales	54,266	52,889	137,841	167,453
Inventory write-downs	—	2,898	1,933	25,853

Gross profit (loss)	7,690	1,176	15,651	(24,140)
Selling, general and administrative expense	4,317	4,016	12,241	13,117
Other income, net	(2)	(1)	(252)	(50)
Interest expense	116	147	411	484
Interest income	(45)	(16)	(71)	(118)

Earnings (loss) from continuing operations before income taxes	3,304	(2,970)	3,322	(37,573)
Income taxes	1,680	(1,233)	1,177	(13,855)

Earnings (loss) from continuing operations	1,624	(1,737)	2,145	(23,718)
Loss from discontinued operations net of income taxes of ($12), ($6), ($26) and ($37)	(19)	(12)	(42)	(61)

Net earnings (loss)	$1,605	$(1,749)	$2,103	$(23,779)

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$0.09	$(0.10)	$0.12	$(1.37)
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.09	$(0.10)	$0.12	$(1.37)

Diluted:
Earnings (loss) from continuing operations	$0.09	$(0.10)	$0.12	$(1.37)
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.09	$(0.10)	$0.12	$(1.37)

Cash dividends declared	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding:
Basic	17,492	17,392	17,454	17,364

Diluted	17,695	17,392	17,661	17,364

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 3,	October 3,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$44,170	$35,102
Accounts receivable, net	28,450	21,283
Inventories	41,815	38,542
Prepaid expenses and other	2,604	16,724

Total current assets	117,039	111,651
Property, plant and equipment, net	60,407	64,204
Other assets	5,649	4,382
Non-current assets of discontinued operations	1,880	1,880

Total assets	$184,975	$182,117

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,458	$23,965
Accrued expenses	7,969	5,215
Current liabilities of discontinued operations	214	219

Total current liabilities	29,641	29,399
Other liabilities	5,889	5,465
Long-term liabilities of discontinued operations	157	183
Shareholders’ equity:
Common stock	17,582	17,525
Additional paid-in capital	45,412	43,774
Retained earnings	88,814	88,291
Accumulated other comprehensive loss	(2,520)	(2,520)

Total shareholders’ equity	149,288	147,070

Total liabilities and shareholders’ equity	$184,975	$182,117

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 3,	June 27,
	2010	2009
Cash Flows From Operating Activities:
Net earnings (loss)	$2,103	$(23,779)
Loss from discontinued operations	42	61

Earnings (loss) from continuing operations	2,145	(23,718)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,230	5,395
Amortization of capitalized financing costs	342	374
Stock-based compensation expense	1,604	1,426
Excess tax benefits from stock-based compensation	(3)	(3)
Inventory write-downs	1,933	25,853
Loss on sale of property, plant and equipment	13	24
Deferred income taxes	(439)	81
Increase in cash surrender value of life insurance over premiums paid	(10)	—
Net changes in assets and liabilities:
Accounts receivable, net	(7,167)	24,946
Inventories	(5,206)	10,198
Accounts payable and accrued expenses	83	(23,138)
Other changes	14,167	(14,842)

Total adjustments	10,547	30,314

Net cash provided by operating activities — continuing operations	12,692	6,596
Net cash used for operating activities — discontinued operations	(73)	(58)

Net cash provided by operating activities	12,619	6,538

Cash Flows From Investing Activities:
Capital expenditures	(1,249)	(1,684)
Decrease (increase) in cash surrender value of life insurance policies	(440)	85
Proceeds from sale of property, plant and equipment	—	13
Proceeds from surrender of life insurance policies	—	413

Net cash used for investing activities — continuing operations	(1,689)	(1,173)

Net cash used for investing activities	(1,689)	(1,173)

Cash Flows From Financing Activities:
Proceeds from long-term debt	231	22,796
Principal payments on long-term debt	(231)	(22,796)
Financing costs	(395)	—
Cash received from exercise of stock options	140	66
Excess tax benefits from stock-based compensation	3	3
Cash dividends paid	(1,580)	(10,330)
Other	(30)	(28)

Net cash used for financing activities — continuing operations	(1,862)	(10,289)

Net cash used for financing activities	(1,862)	(10,289)

Net increase (decrease) in cash and cash equivalents	9,068	(4,924)
Cash and cash equivalents at beginning of period	35,102	26,493

Cash and cash equivalents at end of period	$44,170	$21,569

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$69	$110
Income taxes	186	11,442
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	197	39
Declaration of cash dividends to be paid	—	526
Restricted stock surrendered for withholding taxes payable	52	9
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 3, 2009	17,525	$17,525	$43,774	$88,291	$(2,520)	$147,070

Comprehensive loss:
Net earnings				2,103		2,103

Comprehensive loss						2,103
Stock options exercised	26	26	114			140
Vesting of restricted stock units	37	37	(37)			—
Compensation expense associated with stock-based plans			1,604			1,604
Excess tax benefits from stock-based compensation			3			3
Restricted stock surrendered for withholding taxes payable	(6)	(6)	(46)			(52)
Cash dividends declared				(1,580)		(1,580)

Balance at July 3, 2010	17,582	$17,582	$45,412	$88,814	$(2,520)	$149,288

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
     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three- and nine-month periods ended July 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending October 2, 2010 or future periods.
     The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.
(2) Recent Accounting Pronouncements
     In December 2008, the Financial Accounting Standards Board (“FASB”) amended certain provisions of Accounting Standards Codification (“ASC”) Topic 715, Compensation — Retirement Benefits. This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this amendment will have a material impact on its consolidated financial statements.
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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     As of July 3, 2010, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Quoted Prices in
		Active Markets	Observable Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$44,452	$44,452	$—

Other assets:
Cash surrender value of life insurance policies	4,190	—	4,190

Total	$48,642	$44,452	$4,190

     Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of investments in money market funds, approximates fair value due to their short maturities. Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of July 3, 2010.
     As of July 3, 2010, the Company held nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The nonfinancial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Unobservable Inputs
(In thousands)	Total	(Level 3)
Non-current assets of discontinued operations:
Long-lived assets held for sale	$1,880	$1,880

     Long-lived assets held for sale include the land and building associated with the industrial wire business, which the Company exited in June 2006, and is classified as Level 3. The fair value of the long-lived assets was determined based upon an independent third party appraisal obtained in August 2009. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, the assets held for sale are classified as Level 3. There was no change in the carrying value of these long-lived assets held for sale during the three- and nine-month periods ended July 3, 2010.
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

     Assets and liabilities of discontinued operations as of July 3, 2010 and October 3, 2009 are as follows:

	July 3,	October 3,
(In thousands)	2010	2009
Assets:
Other assets	$1,880	$1,880
Total assets	$1,880	$1,880

Liabilities:
Current liabilities:
Accounts payable	$1	$2
Accrued expenses	213	217

Total current liabilities	214	219
Other liabilities	157	183
Total liabilities	$371	$402

     As of July 3, 2010 and October 3, 2009, there was approximately $1.9 million of capital assets associated with the industrial wire business that were held for sale.
(5) Stock-Based Compensation
     Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of July 3, 2010 there were 569,000 shares available for future grants under the plans.
     Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and nine-month periods ended July 3, 2010 and June 27, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2010	2009	2010	2009
Stock options:
Compensation expense	$214	$200	$695	$665
Excess tax benefits	6	1	3	3
     As of July 3, 2010, the remaining unamortized compensation cost related to unvested stock option awards was $719,000, which is expected to be recognized over a weighted average period of 1.32 years.
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

     The estimated fair value of stock options granted during the nine-month periods ended July 3, 2010 and June 27, 2009 was $4.62 and $4.60, respectively, based on the following assumptions:

	Nine Months Ended
	July 3,	June 27,
	2010	2009
Risk-free interest rate	2.69%	2.36%
Dividend yield	1.29%	1.51%
Expected volatility	60.68%	79.30%
Expected term (in years)	5.71	4.85
     The following table summarizes stock option activity for the nine-month period ended July 3, 2010:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term -	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average	(in thousands)
Outstanding at October 3, 2009	673	$0.18	-	$20.27	$10.83
Granted	98	9.39	-	9.39	9.39
Expired	—	—	-	—	—
Exercised	(26)	4.19	-	11.15	5.41		$146

Outstanding at July 3, 2010	745	0.18	-	20.27	10.82	7.25 years	1,512

Vested and anticipated to vest in the future at July 3, 2010	733				10.82	7.23 years	1,498

Exercisable at July 3, 2010	409				10.80	6.02 years	1,049
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants during the three- and nine-month periods ended July 3, 2010 and June 27, 2009. Amortization expense for restricted stock for the three- and nine-month periods ended July 3, 2010 and June 27, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2010	2009	2010	2009
Amortization expense	$96	$142	$364	$583
     As of July 3, 2010, the remaining unrecognized compensation cost related to unvested restricted stock awards was $245,000, which is expected to be recognized over a weighted average vesting period of 0.90 years.
     During the nine-month periods ended July 3, 2010 and June 27, 2009, 26,620 and 14,268 shares, respectively, of employee restricted stock awards vested. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the respective employee’s minimum tax obligation. A total of 5,225 and 1,120 shares, respectively, were withheld during the nine-month periods ended July 3, 2010 and June 27, 2009 to satisfy employees’ minimum tax obligations.
     The following table summarizes restricted stock activity during the nine-month period ended July 3, 2010:

		Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2009	115	$15.50
Granted	—	—
Released	(27)	17.16

Balance, July 3, 2010	88	15.00

     Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock awards. RSUs granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment during the vesting period, which is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and amortization expense for the three- and nine-month periods ended July 3, 2010 and June 27, 2009, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2010	2009	2010	2009
Restricted stock unit grants:
Units	—	—	78	97
Market value	$—	$—	$732	$732
Amortization expense	193	99	545	178
     As of July 3, 2010, the remaining unrecognized compensation cost related to unvested RSUs was $995,000, which is expected to be recognized over a weighted average vesting period of 1.66 years.
The following table summarizes RSU activity during the nine-month period ended July 3, 2010:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2009	136	$8.71
Granted	78	9.39
Released	(37)	7.55

Balance, July 3, 2010	177	9.25

(6) Income Taxes
     The Company has recorded the following amounts for deferred income taxes and accrued income taxes on its consolidated balance sheet as of July 3, 2010: a current deferred tax asset (net of valuation allowance) of $1.7 million in prepaid expenses and other, a non-current deferred tax asset (net of valuation allowance) of $877,000 in other assets, accrued non-current income taxes payable of $55,000 in other liabilities, and accrued income taxes payable of $2.0 million in accrued expenses. As of July 3, 2010, the Company has $26.6 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in 2010, but principally expire in 2018 — 2029. The effective income tax rate for the three-month period ended July 3, 2010 was 50.8% compared with 41.5% in the same year-ago period as a result of $150,000 of net reserves that were recorded during the current year period for known tax exposures.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of July 3, 2010 and October 3, 2009, the Company recorded a valuation allowance of $497,000 and $602,000, respectively, pertaining to various state NOLs that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs against which an allowance had been provided or determine that such utilization is more likely than not.
     The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments. The Company’s tax reserves reflect management’s judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of July 3, 2010, the Company had approximately $455,000 of gross unrecognized tax benefits classified as current income taxes payable and $34,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $50,000, if recognized, would reduce its income tax rate in future periods. As of June 27, 2009, the Company had approximately $50,000 of gross unrecognized tax benefits netted against income taxes receivable in prepaid expense and other on its consolidated balance sheet. The Company anticipates the gross unrecognized tax benefit of $455,000 will be resolved during the next twelve months.

     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had accrued interest and penalties related to unrecognized tax benefits as of July 3, 2010 and June 27, 2009 of $202,000 and $17,000, respectively.
     The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to tax year 2004 remain subject to examination together with certain state tax returns filed by the Company subsequent to tax year 2002. The Company’s 2007 tax year is currently under examination by the U.S. Internal Revenue Service (“IRS”). Additionally, the IRS is conducting a Joint Committee Review of the 2009 tax year due to the $13.3 million refund that the Company received in the current year relating to the prior year loss.
(7) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. No contributions were made to the Delaware Plan during the nine-month period ended July 3, 2010 and no contributions are expected to be made during the fiscal year ending October 2, 2010. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional service benefits.
     Net periodic pension costs and related components for the Delaware Plan for the three- and nine-month periods ended July 3, 2010 and June 27, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2010	2009	2010	2009
Interest cost	$52	$55	$156	$184
Expected return on plan assets	(50)	(61)	(150)	(193)
Recognized net actuarial loss	49	23	147	84

Net periodic pension cost	$51	$17	$153	$75

     Supplemental employee retirement plan. The Company maintains supplemental employee retirement plans (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERPs, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company. Net periodic benefit costs and related components for the SERPs for the three- and nine-month periods ended July 3, 2010 and June 27, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2010	2009	2010	2009
Service cost	$41	$30	$123	$90
Interest cost	70	68	210	204
Amortization of prior service cost	64	56	192	168

Net periodic benefit cost	$175	$154	$525	$462

(8) Credit Facilities
     On June 2, 2010, the Company and each of its wholly-owned subsidiaries entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to its revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides the Company with up to $75.0 million of financing on the credit facility to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. As of July 3, 2010, no borrowings were outstanding on the credit facility, $49.4 million of additional borrowing capacity was available and outstanding letters of credit totaled $919,000.

     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the revolver are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.75% — 1.50% for index rate loans and 2.25% — 3.00% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for in the Credit Agreement. Based on the Company’s excess availability as of July 3, 2010, the applicable interest rate margins on the revolver were 0.75% for index rate loans and 2.25% for LIBOR loans.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the Credit Agreement.
     Financial Covenants
     The terms of the Credit Agreement require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million. As of July 3, 2010, the Company was in compliance with all of the financial covenants under the Credit Agreement.
     Negative Covenants
     In addition, the terms of the Credit Agreement restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of July 3, 2010, the Company was in compliance with all of the negative covenants under the Credit Agreement.
     Events of Default
     Under the terms of the Credit Agreement, an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company.
     Amortization of capitalized financing costs associated with the credit facility was $93,000 and $125,000 for the three-month periods ended July 3, 2010 and June 27, 2009, respectively and $342,000 and $374,000 for the nine-month periods ended July 3, 2010 and June 27, 2009. Accumulated amortization of capitalized financing costs was $4.0 million and $3.5 million as of July 3, 2010 and June 27, 2009, respectively.
(9) Earnings (Loss) Per Share
     Effective October 4, 2009, the Company adopted certain provisions of ASC Topic 260, Earnings Per Share, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company’s participating securities are its unvested restricted stock awards (“RSAs”). As required under the provisions that were adopted, prior periods have been retrospectively adjusted. Because the Company’s unvested RSAs do not contractually participate in its losses, the Company has not allocated such losses to the unvested RSAs in computing basic earnings per share, using the two-class method, for the three- and nine-month periods ended June 27, 2009.

     The computation of basic and diluted earnings per share attributable to common shareholders for the three- and nine-month periods ended July 3, 2010 and June 27, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share amounts)	2010	2009	2010	2009
Earnings (loss) from continuing operations	$1,624	$(1,737)	$2,145	$(23,718)
Less allocation to participating securities	(8)	—	(12)	—

Available to Insteel common shareholders	$1,616	$(1,737)	$2,133	$(23,718)

Loss from discontinued operations net of income taxes	$(19)	$(12)	$(42)	$(61)
Less allocation to participating securities	—	—	—	—

Available to Insteel common shareholders	$(19)	$(12)	$(42)	$(61)

Net earnings (loss)	$1,605	$(1,749)	$2,103	$(23,779)
Less allocation to participating securities	(8)	—	(12)	—

Available to Insteel common shareholders	$1,597	$(1,749)	$2,091	$(23,779)

Basic weighted average shares outstanding	17,492	17,392	17,454	17,364
Dilutive effect of stock-based compensation	203	—	207	—

Diluted weighted average shares outstanding	17,695	17,392	17,661	17,364

Per share basic:
Earnings (loss) from continuing operations	$0.09	$(0.10)	$0.12	$(1.37)
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.09	$(0.10)	$0.12	$(1.37)

Per share diluted:
Earnings (loss) from continuing operations	$0.09	$(0.10)	$0.12	$(1.37)
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.09	$(0.10)	$0.12	$(1.37)

     Options and RSUs representing 465,000 shares for the three-month period ended July 3, 2010 were antidilutive and were not included in the diluted EPS calculation. Options and RSAs representing 495,000 shares for the three-month period ended June 27, 2009 were antidilutive and were not included in the diluted EPS calculation. Options, RSAs and RSUs representing 486,000 shares and 423,000 shares for the nine-month periods ended July 3, 2010 and June 27, 2009, respectively, were antidilutive and were not included in the diluted EPS calculation. Options and RSAs representing 137,000 and 142,000 shares for the three- and nine-month periods ended June 27, 2009, respectively, were not included in the diluted EPS calculation due to the net losses that were incurred.
(10) Share Repurchases
     On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of July 3, 2010, there was $24.9 million remaining available for future share repurchases under this authorization. No purchases of common stock were made during the three-month periods ended July 3, 2010 and June 27, 2009. During the nine-month period ended July 3, 2010, the Company repurchased $51,074 or 5,225 shares of its common stock through restricted stock net-share settlements. During the nine-month period ended June 27, 2009, the Company repurchased $9,000 or 1,120 shares of its common stock through restricted stock net-share settlements.

(11) Other Financial Data
     Balance sheet information:

	July 3,	October 3,
(In thousands)	2010	2009
Accounts receivable, net:
Accounts receivable	$29,679	$22,340
Less allowance for doubtful accounts	(1,229)	(1,057)

Total	$28,450	$21,283

Inventories:
Raw materials	$21,965	$17,649
Work in process	2,107	1,780
Finished goods	17,743	19,113

Total	$41,815	$38,542

Prepaid expenses and other:
Current deferred tax asset	$1,712	$1,668
Capitalized financing costs, net	79	336
Other	813	1,671
Income taxes receivable	—	13,049

Total	$2,604	$16,724

Other assets:
Cash surrender value of life insurance policies	$4,190	$3,739
Non-current deferred tax assets	877	375
Capitalized financing costs, net	309	—
Other	273	268

Total	$5,649	$4,382

Property, plant and equipment, net:
Land and land improvements	$5,571	$5,571
Buildings	32,433	32,437
Machinery and equipment	97,786	96,411
Construction in progress	299	695

	136,089	135,114
Less accumulated depreciation	(75,682)	(70,910)

Total	$60,407	$64,204

Accrued expenses:
Accrued income taxes	$1,980	$—
Pension plan	1,391	1,236
Salaries, wages and related expenses	1,327	1,228
Worker’s compensation	1,124	378
Property taxes	576	1,023
Deferred revenues	453	—
Customer rebates	371	752
Sales allowance reserves	360	236
Other	387	362

Total	$7,969	$5,215

Other liabilities:
Deferred compensation	$5,834	$5,465
Reserve for uncertain tax positions	55	—

Total	$5,889	$5,465

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
(13) Contingencies
     Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. On November 30, 2009, the Ohio court granted the Company’s motion to dismiss the third-party claim against it on the grounds that the statute of limitations had expired. DSI has filed an interlocutory appeal of this ruling, which the Court of Appeals has agreed to hear. In addition, the Company had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI and a judgment declaring that it had no liability to DSI arising out of the bridge project. The North Carolina action was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina, where it is currently pending. DSI then filed a motion to dismiss or stay the North Carolina action due to the pendency of the Ohio litigation. The court recently ruled that the Company could proceed on Count 1 (its collection action against DSI) and that Count 2 (the declaratory judgment action) would be stayed during the pendency of the Ohio litigation. The Company has concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event that DSI is successful in overturning the dismissal of its claims against the Company (which the Company does not believe is likely), the Company has estimated that the potential loss could range up to $11.0 million.
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

Results of Operations
Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	July 3,		June 27,	July 3,		June 27,
	2010	Change	2009	2010	Change	2009
Net sales	$61,956	8.8%	$56,963	$155,425	(8.1)%	$169,166
Gross profit (loss)	7,690	N/M	1,176	15,651	N/M	(24,140)
Percentage of net sales	12.4%		2.1%	10.1%		(14.3)%
Selling, general and administrative expense	$4,317	7.5%	$4,016	$12,241	(6.7)%	$13,117
Percentage of net sales	7.0%		7.1%	7.9%		7.8%
Interest expense	$116	21.1%	$147	$411	15.1%	$484
Interest income	(45)	N/M	(16)	(71)	N/M	(118)
Effective income tax rate	50.8%		41.5%	35.4%		36.9%
Earnings (loss) from continuing operations	$1,624	N/M	$(1,737)	$2,145	N/M	$(23,718)
Loss from discontinued operations	(19)	N/M	(12)	(42)	N/M	(61)
Net earnings (loss)	1,605	N/M	(1,749)	2,103	N/M	(23,779)

     “N/M” = not meaningful
Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009
Net Sales
     Net sales for the third quarter of 2010 increased 8.8% to $62.0 million from $57.0 million in the same year-ago period. Shipments for the quarter increased 8.5% while average selling prices increased 0.3% from the prior year levels. The year-over-year increase in shipments was relative to severely depressed volumes in the prior year quarter resulting from the recessionary conditions in the economy, reduced level of construction activity and inventory destocking measures that were pursued by our customers. Selling prices remained relatively unchanged due to continued competitive pricing pressures in the current year quarter.
Gross Profit
     Gross profit for the third quarter of 2010 was $7.7 million, or 12.4% of net sales, compared with $1.2 million, or 2.1% of net sales in the same year-ago period. The gross profit in the prior year quarter included a pre-tax charge of $2.9 million for inventory write-downs to reduce the value of inventory to the lower of cost or market. Gross profit for both quarters was unfavorably impacted by depressed shipment volumes, compressed spreads between average selling prices and raw material costs, and elevated unit conversion costs resulting from reduced operating schedules. The year-over-year improvement was primarily due to the absence of inventory write-downs in the current year quarter, higher shipments, wider spreads between average selling prices and raw material costs, and lower unit conversion costs resulting from higher production volumes.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2010 increased 7.5% to $4.3 million, or 7.0% of net sales from $4.0 million, or 7.1% of net sales in the same year-ago period primarily due to the relative changes in the cash surrender value of life insurance policies ($515,000) together with higher stock-based compensation expense ($70,000). The cash surrender value of life insurance policies decreased $274,000 in the current year quarter compared with an increase of $241,000 in the prior year quarter due to the related changes in the value of the underlying investments. These increases were partially offset by a reduction in bad debt expense ($198,000) due to lower estimates for customer payment defaults.
Interest Expense
     Interest expense for the third quarter of 2010 decreased $31,000 or 21.1% to $116,000 from $147,000 in the same year-ago period due to lower amortization of capitalized financing costs.

Income Taxes
     The effective income tax rate for the third quarter of 2010 increased to 50.8% from 41.5% in the same year-ago period due to $150,000 of net reserves that were recorded pertaining to known tax exposures in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, together with changes in permanent book versus tax differences largely related to lower non-deductible life insurance expense and a higher domestic production activities deduction.
Earnings (Loss) From Continuing Operations
     Earnings from continuing operations for the third quarter of 2010 were $1.6 million, or $0.09 per share compared with a loss from continuing operations of $1.7 million, or ($0.10) per share in the same year-ago period primarily due to the increases in sales and gross profit.
Loss From Discontinued Operations
     The loss from discontinued operations for the third quarter of 2010 was $19,000 compared with $12,000 in the same year-ago period, which had no effect on the net earnings or loss per share for either period. The current and prior year losses resulted from facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
     Net earnings for the third quarter of 2010 were $1.6 million, or $0.09 per share compared with a net loss of $1.7 million, or ($0.10) per share in the same year-ago period primarily due to the increases in sales and gross profit.
First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009
Net Sales
     Net sales for the first nine months of 2010 decreased 8.1% to $155.4 million from $169.2 million in the same year-ago period. Average selling prices for the period decreased 19.8% while shipments increased 14.5% from the prior year levels. The increase in shipments during the current year period was primarily driven by customer inventory restocking together with the favorable effect of the PC strand trade cases against China, which offset the negative effect of the reduced level of construction activity. The year-over-year increase in shipments was relative to severely depressed volumes in the prior year resulting from the recessionary conditions in the economy, reduced level of construction activity and inventory destocking measures that were pursued by our customers. The decrease in average selling prices was due to lower raw material costs and competitive pricing pressures resulting from the weak market environment.
Gross Profit (Loss)
     The gross profit for the first nine months of 2010 was $15.7 million, or 10.1% of net sales, compared with a gross loss of $24.1 million, or (14.3%) of net sales in the same year-ago period. Gross profit (loss) for the nine-month period includes pre-tax charges of $1.9 million in the current year period and $25.9 million in the prior year period for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market. Gross profit (loss) for both years was unfavorably impacted by depressed shipment volumes, compressed spreads between average selling prices and raw material costs, and elevated unit conversion costs resulting from reduced operating schedules. The year-over-year improvement was primarily due to lower inventory write-downs in the current year period, higher shipments, wider spreads between average selling prices and raw material costs, and lower unit conversion costs resulting from higher production volumes.
Selling, General and Administrative Expense
     SG&A expense for the first nine months of 2010 decreased 6.7% to $12.2 million, or 7.9% of net sales from $13.1 million, or 7.8% of net sales in the same year-ago period. The decrease was primarily due to increases in the cash surrender value of insurance policies ($527,000) together with reductions in employee benefit costs ($211,000), bad debt expense ($198,000), payroll taxes ($108,000) and consulting expense ($104,000). The cash surrender value of life insurance policies increased $11,000 in the current year period compared with a decrease of $516,000 in the prior year period due to the related changes in the value of the underlying investments. The reduction in employee benefit costs was primarily due to lower employee medical expense during the current year period. The decrease in bad debt expense was due to lower estimates for customer payment defaults during the current year period. The reduction in payroll taxes was due to the taxes incurred associated with the payment of the fiscal 2008 employee incentive plan bonuses during the prior year. These reductions were partially offset by increases in legal expense primarily associated with the trade cases regarding imports of PC strand from China ($218,000) and stock-based compensation expense ($214,000).
Interest Expense
     Interest expense for the first nine months of 2010 decreased $73,000 or 15.1% to $411,000 from $484,000 in the same year-ago period. The decrease was primarily due to the borrowings outstanding on the revolving credit facility during the prior year period and lower amortization of capitalized financing costs.
Income Taxes
     The effective income tax rate for the first nine months of 2010 decreased to 35.4% from 36.9% in the same year-ago period due to changes in the federal tax regulations regarding the carry-back of net operating losses, which increased the tax refund related to the prior year loss by $500,000. The favorable impact from the increase in the tax refund was partially offset by $150,000 of net reserves that were recorded pertaining to known tax exposures in accordance with ASC 740 together with changes in permanent book versus tax differences largely related to lower non-deductible life insurance expense and a higher domestic production activities deduction.
Earnings (Loss) From Continuing Operations
     Earnings from continuing operations for the first nine months of 2010 were $2.1 million, or $0.12 per share compared with a loss of $23.7 million, or ($1.37) per share in the same year-ago period primarily due to the increase in gross profit and decrease in SG&A expense.
Loss From Discontinued Operations
     The loss from discontinued operations for the first nine months of 2010 was $42,000 compared with a loss from discontinued operations of $61,000 in the same year-ago period, which had no effect on the net earnings or loss per share for either period. The current and prior year period loss resulted from the facility-related costs associated with the remaining assets to be sold of the discontinued industrial wire business.
Net Earnings (Loss)
     Net earnings for the first nine months of 2010 were $2.1 million, or $0.12 per share compared with a net loss of $23.8 million, or ($1.37) per share in the same year-ago period primarily due to the increase in gross profit and decrease in SG&A expense.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)
Cash Flow Analysis

	Nine Months Ended
	July 3,	June 27,
	2010	2009
Net cash provided by operating activities of continuing operations	$12,692	$6,596
Net cash used for investing activities of continuing operations	(1,689)	(1,173)
Net cash used for financing activities of continuing operations	(1,862)	(10,289)

Net cash used for operating activities of discontinued operations	(73)	(58)

Working capital	87,398	78,660
Total long-term debt	—	—
Percentage of total capital	—	—
Shareholders’ equity	$149,288	$145,977
Percentage of total capital	100.0%	100.0%
Total capital (total long-term debt + shareholders’ equity)	$149,288	$145,977
     Operating activities of continuing operations provided $12.7 million of cash during the first nine months of 2010 compared to $6.6 million during the same period last year. The year-over-year change was primarily due to the improvement in our financial results and the receipt of a $13.3 million income tax refund in the current year associated with the prior year loss. These improvements were partially offset by an increase in the cash used by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses in the current year period. Net earnings for the current year includes a pre-tax charge of $1.9 million for inventory write-downs compared with a pre-tax charge of $25.9 million in the prior year period. Other changes in assets and liabilities reflects the receipt of the $13.3 million income tax refund in the current year that was recorded within prepaid expenses and other, and a $13.5 million increase in income taxes receivable that was recorded in the prior year period. Net working capital used $12.3 million in the current year while providing $12.0 million in the same period last year. The cash used by net working capital in the current year was largely due to the $7.2 million increase in accounts receivable due to the increase in sales. Inventories rose $5.2 million (excluding the impact of the $1.9 million of inventory write-downs) as a result of higher raw material purchases in the current year. The cash provided by working capital in the prior year period was largely due to a $24.9 million decrease in accounts receivable resulting from the reduction in sales and a $10.2 million decrease in inventories (excluding the impact of the inventory write-downs) resulting from our inventory reduction initiatives. These decreases were partially offset by a $23.1 million reduction in accounts payable and accrued expenses resulting from the payment of $10.9 million of accrued income taxes payable and lower raw material purchases. As there are changes in our assessment of future market conditions, we may elect to make additional adjustments in our operating activities, which could materially impact our cash requirements. While an economic slowdown adversely affects sales to our customers, it generally reduces our working capital requirements.
     Investing activities used $1.7 million of cash during the first nine months of 2010 compared to $1.2 million during the same period last year. The increase in cash used was primarily due to the year-over-year change in the cash surrender value of life insurance policies, which increased by $440,000 during the current year while decreasing $85,000 in the prior year as a result of premium payments and changes in the value of the underlying investments. In addition, $413,000 of proceeds were received from the surrender of life insurance policies in the prior year. These increases in cash used were partially offset by a $435,000 reduction in capital expenditures to $1.2 million from $1.7 million in the prior year. Capital expenditures are expected to total less than $3.0 million for fiscal 2010. Our investing activities are largely discretionary, which gives us the ability to significantly curtail future outlays should future economic conditions warrant that such actions be taken.
     Financing activities used $1.9 million of cash during the first nine months of 2010 compared to $10.3 million during the same period last year. The year-over-year change was primarily due to the prior year payment of an $8.8 million ($0.50 per share) special cash dividend in addition to the regular quarterly cash dividends together with $395,000 of financing costs that were incurred during the current year in connection with the amendment of our credit facility.
Credit Facilities
     On June 2, 2010, we and each of our wholly-owned subsidiaries entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to our revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides us with up to $75.0 million of financing on the credit facility to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. As of July 3, 2010, no borrowings were outstanding on the credit facility, $49.4 million of additional borrowing capacity was available and outstanding letters of credit totaled $919,000.
     We believe that in the absence of significant unanticipated cash demands, our cash and cash equivalents, net cash generated by operating activities and amounts available under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. However, further deterioration in general economic conditions could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to borrow amounts on our revolving credit facility, curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.
     Should we determine, at any time, that we required additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet and capital structure as of July 3, 2010 together with the borrowing capacity available on our revolving credit facility position us to meet our anticipated liquidity requirements.
Impact of Inflation
     We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2009, selling prices for our products declined dramatically in response to softening demand and the inventory destocking measures pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased prior to the collapse in steel prices. Wire rod prices have moderated in recent months following the substantial upturn that began in December 2009 resulting from the escalation in the cost of scrap and other raw materials for wire rod producers. The timing and magnitude of any future changes in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.
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
     Assumptions for employee benefit plans. We have two defined employee benefit plans: the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”) and the supplemental employee retirement plans (each, a “SERP”). We recognize net periodic pension costs and value pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate and the assumed long-term rate of return on plan assets.
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
     The assumed long-term rate of return on plan assets for the Delaware Plan represents the estimated average rate of return expected to be earned on the funds invested or to be invested in the plan’s assets to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year. The amount of net periodic pension cost that is recorded each year for the plan is based on the assumed long-term rate of return on plan assets and the actual fair value of the plan assets as of the beginning of the year. We regularly review our actual asset allocation and, when appropriate, rebalance the investments in the plan to more accurately reflect the targeted allocation.
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
     We currently expect net periodic pension costs for both plans to total $906,000 during 2010. However, we do not expect any cash contributions to the Delaware Plan will be required during 2010. Contributions to the SERPs are expected to total $166,000 during 2010, matching the required benefit payments.
Recent Accounting Pronouncements
     In December 2008, the Financial Accounting Standards Board (“FASB”) amended certain provisions of ASC Topic 715, Compensation – Retirement Benefits. This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. We do not expect the adoption of this amendment will have a material impact on our consolidated financial statements.
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
     Following an extended upturn that began in December 2009, prices for our primary raw material, hot-rolled steel wire rod, have moderated in recent months and competitive pricing pressures have remained intense in a weak demand environment. The timing and magnitude of any future changes in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.
     In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in recent years in the form of reduced operating costs and additional capacity to support future growth when market conditions improve (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition to these organic growth and cost reduction initiatives, we are continually evaluating strategic growth opportunities that further our penetration in current markets served or expand our geographic reach.
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
Commodity Prices
     We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2010, a 10% increase in the price of steel wire rod would have resulted in a $9.9 million decrease in our pre-tax earnings for the nine months ended July 3, 2010 (assuming there was not a corresponding change in our selling prices).
Interest Rates
     Although we were debt-free as of July 3, 2010, future borrowings on our revolving credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material in the past. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of July 3, 2010.

Item 4. Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 3, 2010. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action seeks recovery of any damages which may be assessed against DSI in the action filed against it by ODOT, which allegedly could be in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. On November 30, 2009, the Ohio court granted our motion to dismiss the third-party claim against it on the grounds that the statute of limitations had expired. DSI has filed an interlocutory appeal of this ruling, which the Court of Appeals has agreed to hear. In addition, we had previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI and a judgment declaring that we had no liability to DSI arising out of the bridge project. The North Carolina action was subsequently removed by DSI to the U.S. District Court for the Middle District of North Carolina, where it is currently pending. DSI then filed a motion to dismiss or stay the North Carolina action due to the pendency of the Ohio litigation. The court recently ruled that we could proceed on Count 1 (our collection action against DSI) and that Count 2 (our declaratory judgment action) would be stayed during the pendency of the Ohio litigation. We have concluded that a loss is not yet probable with respect to this matter, and therefore no liability has been recorded. In the event that DSI is successful in overturning the dismissal of its claims against us (which we do not believe is likely), we have estimated that the potential loss could range up to $11.0 million.
     In May 2009, a coalition of domestic PC strand producers, including us, filed antidumping (“AD”) and countervailing duty (“CVD”) petitions with the U.S. Department of Commerce (“DOC”) alleging that imports of PC strand from China had caused material injury to the domestic industry. The petitions allege that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than its fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government. Following the completion of its investigative process, on June 29, 2010, the DOC ruled in favor of the petitioners, imposing final CVD margins ranging from 9.42% to 45.85% and AD margins ranging from 42.97% to 193.55%. As a result, domestic importers of Chinese PC strand are now required to post cash deposits in the amount of the final margins with U.S. Customs and Border Protection.
     We are also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     There were no material changes during the quarter ended July 3, 2010 from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2009. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 3, 2009, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock, which was scheduled to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of July 3, 2010, there was $24.9 million remaining available for future share repurchases under this authorization. We did not repurchase any of our common stock under the repurchase program or otherwise during the three-month period ended July 3, 2010.
Item 6. Exhibits

10.1	Second Amended and Restated Credit Agreement dated as of June 2, 2010, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 4, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant
Date: July 26, 2010	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Second Amended and Restated Credit Agreement dated as of June 2, 2010, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 4, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.