Form 10-K
period 2010-10-02
INSTEEL INDUSTRIES INC
filed 2010-11-30
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2010
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (336) 786-2141
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (No Par Value)(Preferred Share Purchase Rights are attached to and trade with the Common Stock)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 2, 2010 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $149,633,820 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of November 29, 2010, there were 17,579,037 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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
          It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential construction, particularly commercial construction, and the impact on demand for our products;

•	the timing of the resolution of a new multi-year federal transportation funding authorization and the magnitude of the infrastructure-related funding provided for that requires the use of our products;

•	the severity and duration of the downturn in residential construction and the impact on those portions of our business that are correlated with the housing sector;

•	Our ability to integrate acquired assets or entities, including the risk that we may not realize the expected synergies;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns or inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I
Item 1. Business
General
          Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”) products, including concrete pipe reinforcement (“CPR”), ESM and standard welded wire reinforcement (“SWWR”). Our products are primarily sold to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2010, we estimate that approximately 90% of our sales were related to nonresidential construction and 10% were related to residential construction.
          Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), its operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.
          Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities in our core businesses that further our penetration of current markets served or expand our geographic footprint. Headquartered in Mount Airy, North Carolina, we operate six manufacturing facilities that are located in the U.S. in close proximity to our customers. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.
          Our exit from the industrial wire business in June 2006 (see Note 8 to the consolidated financial statements) was the last in a series of divestitures which served to narrow our strategic and operational focus to concrete reinforcing products. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.
          On November 19, 2010, we, through our wholly-owned subsidiary, IWP, purchased certain of the assets of Ivy Steel & Wire, Inc. (“Ivy”), a division of Oldcastle, Inc., the U.S. holding company of CRH PLC, for approximately $51.1 million. Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications. Among other assets, we acquired certain of Ivy’s inventories and its production facilities located in Hazleton, Pennsylvania; Jacksonville, Florida; Kingman, Arizona; and St. Joseph, Missouri in addition to the production equipment located at the Houston, Texas facility. We also entered into a sublease with Ivy for the Houston, Texas facility.
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
          PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For 2010, 2009 and 2008, PC strand sales represented 48%, 47% and 45%, respectively, of our consolidated net sales.
          WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including CPR, ESM and SWWR. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a replacement for hot-rolled rebar due to the cost advantages that it offers. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For 2010, 2009 and 2008, WWR sales represented 52%, 53% and 55%, respectively, of our consolidated net sales.

Marketing and Distribution
          We market our products through sales representatives who are our employees and through a sales agent. Our sales force is organized by product line and trained in the technical applications of our products. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and scheduling requirements.
Customers
          We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors and rebar fabricators. In fiscal 2010, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors and rebar fabricators. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in fiscal years 2010, 2009 and 2008.
Backlog
          Backlog is not a significant factor in our business because of the relatively short lead times required for our products. We believe that the majority of our firm orders existing on October 2, 2010 will be shipped prior to the end of the first quarter of fiscal 2011.
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
          Pricing for wire rod tends to fluctuate based on both domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2010 and 2009 represented approximately 29% and 27%, respectively, of our total wire rod purchases. We believe that the substantial volume and desirable mix of grades represented by our wire rod requirements constitutes a competitive advantage by making us a more attractive customer to our suppliers relative to our competitors.
          Domestic wire rod producers have invested heavily in recent years to improve their quality capabilities and augment their product mix by increasing the proportion of higher value-added products. This evolution toward higher value-added products has generally benefited us in our sourcing of wire rod for PC strand as this grade is more metallurgically and technically sophisticated. At the same time, domestic producers have deemphasized the production of the less sophisticated, low carbon grades of wire rod due to the more intense competitive conditions that prevail in this market. As a result, we typically rely more heavily on imports for supplies of lower grade wire rod. Historically, when traditional offshore suppliers have withdrawn from the domestic market following the filing of trade cases by the domestic industry, new suppliers have filled the resulting gaps in supply.
          Our ability to source wire rod from overseas suppliers is limited by domestic content requirements generally referred to as “Buy America” or “Buy American” laws that exist at both the federal and state levels. These laws generally require a domestic “melt and cast” standard for purposes of compliance. Certain segments of the PC strand market and the majority of our CPR and ESM products are certified to customers to be in compliance with the domestic content regulations.
          Selling prices for our products tend to be correlated with changes in wire rod prices. However, the timing of the relative price changes varies depending upon market conditions and competitive factors. The relative supply and demand conditions in our markets determine whether our margins expand or contract during periods of rising or falling wire rod prices.
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
          During fiscal 2009, wire rod prices collapsed in response to the recessionary conditions in the economy and resulting inventory imbalances that developed throughout the supply chain, which led to a dramatic decline in demand for steel products. Consequently, selling prices for our products also declined through most of fiscal 2009 in response to the weakening in demand, resulting in inventory write-downs as we reduced inventory carrying values to reflect the decrease in estimated net realizable values. In July and September 2009, two U.S. rod mills representing over 20% of total domestic capacity closed in response to the weak market conditions.
          Wire rod prices increased through most of fiscal 2010 due to the escalation in the cost of scrap and other raw materials for wire rod producers before moderating later in the year as a result of the weakening demand environment. Competitive pricing pressures intensified over the course of the year, which resulted in narrowing spreads between average selling prices and raw material costs. One of the U.S. rod mills that closed operations during fiscal 2009 has recently announced it expects to resume production in early 2011 with initial plans to ramp up operations to approximately 50% of capacity which would enhance our sourcing alternatives in that the mill is located in close proximity to a number of our manufacturing facilities.
Competition
          The markets in which our business is conducted are highly competitive. Some of our competitors, such as Nucor Corporation, Keystone Steel & Wire Co. and Gerdau Ameristeel Corporation, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Our primary competitors for WWR products are Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc., Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc. and Concrete Reinforcements Inc. Our primary competitors for PC strand are American Spring Wire Corporation, Sumiden Wire Products Corporation, Strand-Tech Martin, Inc. and NUSTRAND, which is affiliated with Nucor Corporation. Import competition is also a significant factor in certain segments of the PC strand market. We believe that we are the largest domestic producer of PC strand and WWR.
          Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical factor in remaining competitive from a conversion cost and quality standpoint. In view of our sophisticated information systems, technologically advanced manufacturing facilities, low cost production capabilities, strong market positions, and broad product offering and geographic reach, we believe that we are well-positioned to compete favorably with other producers of concrete reinforcing products.
Employees
          As of October 2, 2010, we employed 421 people, of which 38 were represented by a labor union at our Wilmington, Delaware facility. We have a collective bargaining agreement in place with the union that expires on November 10, 2012. Should we experience a disruption of production, we have contingency plans in place that we believe would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.

Financial Information
          For information with respect to revenue, operating profitability and identifiable assets attributable to our business and geographic areas, see the items referenced in Item 6, Selected Financial Data; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note 12 to the consolidated financial statements.
Environmental Matters
          We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe that these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal years 2011 and 2012.
Executive Officers of the Company
          Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	54	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	51	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	60	Vice President — Administration and Secretary
Richard T. Wagner	51	Vice President and General Manager of IWP
          H. O. Woltz III, 54, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc. until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.
          Michael C. Gazmarian, 51, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of float glass and fabricated glass products, since 1986, serving in various financial capacities.
          James F. Petelle, 60, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President — Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President — Law from 2000 to October 2006.
          Richard T. Wagner, 51, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of the Company’s subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. Prior to 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, since 1977.
          The executive officers listed above were elected by our Board of Directors at its annual meeting held February 9, 2010 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 8, 2011.
Item 1A. Risk Factors
     You should carefully consider all of the information set forth in this annual report on Form 10-K, including the following risk factors, before investing in any of our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition and results of operations. We may amend or supplement these risk factors from time to time by other reports and statements that we file with the SEC in the future.

Our business is cyclical and can be negatively impacted by prolonged economic downturns or tightening in the credit markets that reduce the level of construction activity and demand for our products.
          Demand for our concrete reinforcing products is cyclical in nature and sensitive to changes in the economy and in the credit markets. Our products are sold primarily to manufacturers of concrete products for the construction industry and used for a broad range of nonresidential and residential construction applications. Demand in these markets is driven by the level of construction activity, which tends to be correlated with conditions in the general economy as well as other factors beyond our control. The tightening in the credit markets that occurred during fiscal 2009 and persisted in 2010 could continue to unfavorably impact demand for our products by reducing the availability of financing to our customers and the construction industry as a whole. Future prolonged periods of economic weakness or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Our operations are subject to seasonal fluctuations that may impact our cash flow.
          Our shipments are generally lower in the first and second quarters primarily due to the reduced level of activity in the construction industry resulting from winter weather conditions together with customer plant shutdowns associated with holidays. As a result, our cash flow from operations may vary from quarter to quarter due to these seasonal factors.
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
Demand for our products could be significantly impacted by the timing in resolving a new federal transportation funding authorization and the magnitude of the infrastructure-related funding that is provided for requiring the use of our products.
          The previous federal transportation funding authorization, SAFETEA-LU, expired in September 2009 and has been extended on an interim basis through December 2010. The additional federal funding provided for under the American Recovery and Reinvestment Act (“ARRA”) has not had a significant impact on the demand for our products as a high proportion of the projects funded have been for pavement resurfacing and repairs, which do not require the use of our products, and any favorable impact has been offset by reduced spending at the state and local government level. Failure to enact a new long-term federal authorization in a timely manner that provides for increased infrastructure-related funding could have a negative impact on demand for our products.
Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.
          The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2010. In response to the increased pricing volatility, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.
          Although changes in our wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce gross profit and cash flow from operations. Additionally, should raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory, as we experienced during certain periods of fiscal 2009 and 2010.

          Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. Trade actions by domestic wire rod producers against offshore suppliers can also have a substantial impact on the availability and cost of imported wire rod. The imposition of anti-dumping or countervailing duty margins by the Department of Commerce against exporting countries can have the effect of reducing or eliminating their activity in the domestic market, which is of increasing significance in view of the reductions in domestic wire rod production capacity that have occurred in recent years. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs.
We may not be successful in integrating the business acquired in the Ivy Transaction, which could have a negative impact on our financial results.
          Our recent acquisition of certain of the assets of Ivy (the “Ivy Transaction”) involves the integration of businesses that have previously operated independently. We expect the combination of the businesses will allow for the realization of synergies that reduce operating costs and provide other operational benefits. There can be no assurance, however, regarding when or the extent to which the combined business will be able to realize these synergies. Successful integration will depend on our ability to consolidate operations, implement procedures and integrate the employees, assets and systems of Ivy with our own. This integration process is subject to delays, disruptions and other challenges, which may include:
•	potential loss of key employees or customers;

•	possible inconsistencies in standards, controls, procedures and policies between the businesses and the need to implement company-wide financial, accounting, information and other systems;

•	failure to maintain the quality of service and products that we or Ivy have historically provided;

•	costs associated with employee redeployment, relocation or severance;

•	costs associated with reorganizing or closing facilities, or relocating or disposing of excess equipment;

•	the diversion of management’s attention from our day-to-day business and broader business strategy as a result of the need to address delays, disruptions and other challenges and the potential need to add management resources to do so;

•	commitment of resources that are needed in other parts of our business; and

•	unanticipated costs or liabilities associated with the Ivy Transaction.
          These delays, disruptions and other challenges, if they occur and are not effectively resolved, may cause us to fail to realize the anticipated synergies from the Ivy Transaction, and may have a material adverse short- and long-term impact on our operating results and financial condition.
Foreign competition could adversely impact our financial results.
          Our PC strand business is subject to offshore import competition on an ongoing basis in that in most market environments, domestic production capacity is insufficient to satisfy domestic demand. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted. In response to irrationally-priced import competition from offshore PC strand suppliers, we have pursued trade cases when necessary as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations.
          In 2003, we, together with a coalition of domestic producers of PC strand, obtained a favorable determination from the U.S. Department of Commerce (the “DOC”) in response to the petitions we had filed alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than fair value and had injured the domestic PC strand industry. The DOC imposed anti-dumping duties ranging from 12% up to 119%, which had the effect of limiting the participation of these countries in the domestic market.
          In June 2010, we, together with a coalition of domestic producers of PC strand, obtained favorable determinations from the DOC in response to the petitions we had filed alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had injured the domestic PC strand industry. The DOC imposed final countervailing duty margins ranging from 9% to 46% and anti-dumping margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market.
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
          Our employee benefit costs, particularly our medical and workers’ compensation costs, have increased substantially in recent years and are expected to continue to rise. In March 2010, Congress passed and the President signed The Patient Protection and Affordable Care Act. This legislation may have a significant impact on health care providers, insurers and others associated with the health care industry. If this legislation significantly increases the costs attributable to our self-insured health plans, it may negatively impact our business, financial condition and results of operations.
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
          Our operations are capital intensive and require substantial recurring expenditures for the routine maintenance of our equipment and facilities. Although we expect to finance our business requirements through internally generated funds or from borrowings under our $75.0 million revolving credit facility, we cannot provide any assurances these resources will be sufficient to support our business. A material adverse change in our operations or financial condition could limit our ability to borrow funds under our credit facility, which could further adversely impact our liquidity and financial condition. Any significant future acquisitions could require additional financing from external sources that may not be available on favorable terms, which could adversely impact our operations, growth plans, financial condition and results of operations.
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
          As of October 2, 2010, we employed 421 people, of which 38 were represented by a labor union at our Wilmington, Delaware facility. We have a collective bargaining agreement in place with the union that expires on November 10, 2012. Should we experience a disruption of production, we have contingency plans in place that we believe would enable us to continue serving our customers, although there can be no assurances that a strike, slowdown or work stoppage would not adversely impact our operating costs and overall financial results.
Our stock price can be volatile, often in connection with matters beyond our control.
          Equity markets in the U.S. have often been volatile. During fiscal 2010, our common stock traded as high as $13.63 and as low as $7.73. There are numerous factors that could cause the price of our common stock to fluctuate significantly, several of which are beyond our control, including: variations in our quarterly and annual operating results; changes in our business outlook; changes in market valuations of companies in our industry; changes in the expectations for nonresidential and residential construction; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          Insteel’s corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina.

At October 2, 2010, we operated six manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hickman, Kentucky; Mount Airy, North Carolina; Sanderson, Florida; and Wilmington, Delaware.
          In connection with the Ivy transaction on November 19, 2010, we added production facilities located in Hazleton, Pennsylvania; Jacksonville, Florida; Kingman, Arizona; and St. Joseph, Missouri, in addition to the production equipment at a facility in Houston, Texas which we lease from Ivy.
          We own all of our real estate with the exception of the Houston, Texas facility, which is leased from Ivy. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate for the current and projected needs for our existing products.
Item 3. Legal Proceedings.
          On November 19, 2007, Dwyidag Systems International, Inc (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action sought recovery of any damages which could have been assessed against DSI in the action filed against it by ODOT, which allegedly could have been in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. In 2009, the Ohio court granted our motion for summary judgment as to the third-party claim against it on the grounds that the statute of limitations had expired, but DSI filed an interlocutory appeal of that ruling. In addition, we previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI, which action was removed by DSI to the U.S. District Court for the Middle District of North Carolina.
          On October 7, 2010, subsequent to the end of our fiscal year, we participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. Pursuant to the settlement agreement, the legal proceedings in Ohio and North Carolina will be dismissed and the parties have agreed to release each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, we wrote-off the remaining outstanding balance that was owed to us by DSI and agreed to make certain cash payments to ODOT. We believe the resolution of this matter will enable us to reinstate the commercial relationship with DSI that had existed prior to the initiation of the legal proceedings. Our fiscal 2010 results reflect a pre-tax charge of $1.5 million relating to the net effect of the settlement.
          In May 2009, we, together with a coalition of domestic producers of PC strand, filed antidumping (“AD”) and countervailing duty (“CVD”) petitions with the U.S. Department of Commerce (“DOC”) alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had served to injure the domestic PC strand industry. Following the completion of its investigative process, on June 29, 2010, the DOC ruled in favor of the petitioners, imposing final CVD margins ranging from 9% to 46% and AD margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market.
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
Item 4. (Removed and Reserved).
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
          Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of November 5, 2010, there were 1,076 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividend per share declared in fiscal 2010 and fiscal 2009:

	Fiscal 2010			Fiscal 2009
			Cash			Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$13.63	$10.34	$0.03	$14.72	$7.00	$0.03
Second Quarter	13.36	9.26	0.03	12.47	4.76	0.03
Third Quarter	13.05	10.55	0.03	9.26	6.24	0.03
Fourth Quarter	12.29	7.73	0.03	12.58	7.53	0.03
          On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The share repurchase authorization continues in effect until terminated by the Board of Directors. As of October 2, 2010, there was $24.9 million remaining available for future share repurchases under this authorization. During the year ended October 2, 2010, we repurchased $79,000 or 8,486 shares of our common stock through restricted stock net-share settlements. During the year ended October 3, 2009, we repurchased $24,000 or 2,497 shares of our common stock through restricted stock net-share settlements.
          The following table summarizes the repurchases of common stock during the quarter ended October 2, 2010:

			Total Number of
			Shares Purchased as	Maximum Number (or Approximate
			Part of Publicly	Dollar Value) of Shares That May Yet
	Total Number of	Average Price	Announced Plan or	Be Purchased Under the Plan or
(In thousands except share and per share amounts)	Shares Purchased	Paid per Share	Program	Program
July 4, 2010 - August 7, 2010	—	—	—	$24,925 (1)
August 8, 2010 - September 4, 2010 (2)	3,261	$8.49	3,261	24,897 (1)
September 5, 2010 - October 2, 2010	—	—	—	24,897 (1)

	3,261		3,261

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

(2)	Represents 3,261 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.
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

Item 6. Selected Financial Data.
Financial Highlights
(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	October 2,	October 3,	September 27,	September 29,	September 30,
	2010	2009	2008	2007	2006
Net sales	$211,586	$230,236	$353,862	$297,806	$329,507
Earnings (loss) from continuing operations	458	(20,940)	43,717	24,284	34,377
Net earnings (loss)	473	(22,086)	43,752	24,162	33,040
Earnings (loss) per share from continuing operations (basic)	0.03	(1.20)	2.47	1.33	1.87
Earnings (loss) per share from continuing operations (diluted)	0.03	(1.20)	2.44	1.32	1.85
Net earnings (loss) per share (basic)	0.03	(1.27)	2.47	1.32	1.79
Net earnings (loss) per share (diluted)	0.03	(1.27)	2.44	1.31	1.78
Cash dividends declared	0.12	0.12	0.62	0.12	0.12
Total assets	182,505	182,117	228,220	173,529	166,596
Total long-term debt	—	—	—	—	—
Shareholders’ equity	147,876	147,070	169,847	143,850	122,438
          In the first quarter of fiscal 2010, we adopted and retrospectively applied new accounting guidance related to the calculation of earnings per share (see Note 3 to the consolidated financial statements), which resulted in the following reductions in basic and diluted earnings per share:

	2009		2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Continuing operations	—	—	$(0.02)	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net earnings	—	—	(0.02)	(0.03)	(0.01)	(0.01)	(0.01)	(0.01)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
Overview
          Following our exit from the industrial wire business (see Note 8 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic footprint.
Recent Developments
          In furtherance of our business strategy, on November 19, 2010, we, through our wholly-owned subsidiary, IWP, purchased certain of the assets of Ivy for approximately $51.1 million ($37.6 million of cash and a $13.5 million secured subordinated note payable to Ivy over five years). The Ivy Transaction serves to both further our penetration of existing markets and expand our geographic footprint by adding, among other assets, inventory and production facilities located in Hazleton, Pennsylvania; Jacksonville, Florida; Kingman, Arizona; and St. Joseph, Missouri. We also acquired production equipment located at the Houston, Texas facility and entered into a sublease for our use of that facility.
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
          Stock-based compensation. We account for stock-based compensation arrangements, including stock option grants, restricted stock awards and restricted stock units, in accordance with the provisions of FASB ASC Topic 718, Compensation — Stock Compensation. Under these provisions, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Monte Carlo valuation model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options’ fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results differ from our assumptions and judgments used in estimating these factors, future adjustments to compensation expense may be required.
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
          The discount rates we utilize for determining net periodic pension costs and the related benefit obligations for our plans are based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rates are used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the Delaware Plan was 5.25%, 5.50% and 7.00% for 2010, 2009 and 2008, respectively. The discount rate for the SERPs was 5.25%, 5.50% and 7.00% for 2010, 2009 and 2008, respectively.
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
          For 2010, 2009 and 2008, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2011. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.
          The projected benefit obligations and net periodic pension cost for the SERPs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and management’s intentions regarding future compensation increases, which generally approximates average long-term inflation rates.
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
          The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized under ASC Topic 715 for financial reporting purposes. No contributions were required to be made to the Delaware Plan during 2010, 2009 and 2008.
          We currently expect to record net periodic pension costs totaling $232,000 during 2011, although we do not expect any cash contributions to the Delaware Plan will be required during the year. Contributions to the SERPs are expected to total $244,000 during 2011, matching the required benefit payments.
          A 0.25% decrease in the assumed discount rate for the Delaware Plan would have increased our projected and accumulated benefit obligations as of October 2, 2010 by approximately $88,500 and the expected net periodic pension cost for 2011 by approximately $6,600. A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of October 2, 2010 by approximately $191,000 and $147,000, respectively, and increased the net periodic pension cost for 2011 by approximately $17,000.

          A 0.25% decrease in the assumed long-term rate of return on plan assets for the Delaware Plan would have increased the expected net periodic pension cost for 2011 by approximately $7,200.
Recent Accounting Pronouncements.
Current Adoptions
          In December 2008, the FASB amended certain provisions of ASC Topic 715, Compensation — Retirement Benefits. This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. We adopted this amendment as of the fiscal year ended October 2, 2010. While the adoption of the amendment expanded our disclosures, it did not impact any amounts reflected within our consolidated financial statements.
          In June 2008, the FASB amended certain provisions of ASC Topic 260, Earnings Per Share. This amendment requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions did not have a material impact on our consolidated financial statements.
Results of Operations
Statements of Operations — Selected Data
(Dollars in thousands)

	Year Ended
	October 2,		October 3,		September 27,
	2010	Change	2009	Change	2008
Net sales	$211,586	(8.1%)	$230,236	(34.9%)	$353,862
Gross profit (loss)	17,991	219.2%	(15,093)	(117.4%)	86,755
Percentage of net sales	8.5%		(6.6%)		24.5%
Selling, general and administrative expense	$16,024	(7.1%)	$17,243	(7.4%)	$18,623
Percentage of net sales	7.6%		7.5%		5.3%
Other expense (income), net	$(291)	N/M	$(135)	N/M	$85
Legal settlement	1,487	N/M	—	N/M	—
Interest expense	453	(29.3%)	641	7.9%	594
Interest income	(102)	(29.2%)	(144)	(80.0%)	(721)
Effective income tax rate	(9.0%)		36.0%		35.9%
Earnings (loss) from continuing operations	$458	102.2%	$(20,940)	(147.9%)	$43,717
Earnings (loss) from discontinued operations	15	N/M	(1,146)	N/M	35
Net earnings (loss)	473	102.1%	(22,086)	(150.5%)	43,752
2010 Compared with 2009
Net Sales
          Net sales decreased 8.1% to $211.6 million in 2010 from $230.2 million in 2009. Shipments for the year increased 5.6% while average selling prices declined 12.9% from the prior year levels. The increase in shipments during the current year was primarily driven by customer inventory restocking together with the favorable effect of the PC strand trade cases against China, which partially offset the negative effect of the reduced level of construction activity. The year-over-year increase in shipments was relative to severely depressed volumes in the prior year resulting from the recessionary conditions in the economy, reduced level of construction activity and inventory destocking measures that were pursued by our customers. The decrease in average selling prices was due to lower raw material costs and competitive pricing pressures resulting from the weak market environment.
Gross Profit (Loss)
          The gross profit for 2010 was $18.0 million, or 8.5% of net sales compared to a gross loss of $15.1 million, or (6.6%) of net sales in 2009. Gross profit (loss) includes pre-tax charges of $2.3 million in the current year period and $25.9 million in the prior year period for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market resulting from declining selling prices for certain products relative to higher raw material costs under the first-in, first-out (“FIFO”) method of accounting. Gross profit (loss) for both years was unfavorably impacted by depressed shipment volumes, compressed spreads between average selling prices and raw material costs, and elevated unit conversion costs resulting from reduced operating schedules. The year-over-year improvement was primarily due to lower inventory write-downs in the current year, higher shipments and spreads between average selling prices and raw material costs, and lower unit conversion costs resulting from higher production volumes.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) decreased 7.1% to $16.0 million, or 7.6% of net sales in 2010 from $17.2 million, or 7.5% of net sales in 2009. The decrease was primarily due to increases in the cash surrender value of life insurance policies ($557,000) together with reductions in consulting expense ($207,000), employee benefit costs ($172,000), bad debt expense ($154,000), payroll taxes ($115,000), and labor expense ($102,000). The cash surrender value of life insurance polices increased $330,000 in the current year period compared with a decrease of $227,000 in the prior year period due to the related changes in value of the underlying investments. The decreases in consulting and labor expense were primarily due to the implementation of various cost reduction measures. The reduction in employee benefit costs was primarily due to lower employee medical expense during the current year. The decrease in payroll taxes was due to the taxes incurred associated with the payment of the fiscal 2008 employee incentive plan bonuses during the prior year. These reductions were partially offset by higher stock-based compensation expense ($222,000) in the current year.
Legal Settlement
          In 2010, we recorded a $1.5 million pre-tax charge in connection with the settlement of litigation with a customer. The charge included the write-off of the remaining outstanding balance that was owed to us by the customer and certain cash payments.
Interest Expense
          Interest expense for 2010 decreased $188,000, or 29.3% to $453,000 from $641,000 in 2009 primarily due to prior year borrowings on our revolver and lower amortization of capitalized financing costs in the current year.
Interest Income
          Interest income for 2010 decreased $42,000, or 29.2%, to $102,000 from $144,000 in 2009 primarily due to lower rates of return on cash investments in the current year.
Income Taxes
          Our effective income tax rate on continuing operations decreased to (9.0%) in 2010 from 36.0% in 2009 primarily due to changes in the federal tax regulations regarding the carry-back of net operating losses, which increased the anticipated tax refund related to the prior year loss by $500,000. The favorable impact from the increase in the tax refund was partially offset by $200,000 of net reserves that were recorded pertaining to known tax exposures in accordance with ASC 740 together with changes in permanent book versus tax differences.
Earnings (Loss) From Continuing Operations
          Earnings from continuing operations for 2010 was $458,000 or $0.03 per diluted share compared with a loss from continuing operations of $20.9 million ($1.20 per share) in 2009 due to the increase in gross profit and decrease in SG&A expense, which was partially offset by the $1.5 million ($0.05 per share after-tax) litigation settlement in the current year.
Earnings (Loss) From Discontinued Operations
          Earnings from discontinued operations for 2010 was $15,000, which had no effect on earnings per share compared with a loss of $1.1 million ($0.07 per share) in 2009. The current year earnings were primarily due to the gain on the sale of the real estate associated with the industrial wire business, which was partially offset by facility-related costs that were incurred prior to the sale together with income tax expense. The prior year loss was primarily due to a pre-tax impairment charge of $1.8 million ($1.1 million or $0.06 per share after-tax) to write down the carrying value of the real estate that was subsequently sold in 2010.
Net Earnings (Loss)
          Net earnings for 2010 was $473,000 or $0.03 per diluted share compared to a net loss of $22.1 million ($1.27 per share) in 2009 primarily due to the increase in gross profit and decrease in SG&A expense, which was partially offset by the $1.5 million ($0.05 per share after-tax) litigation settlement in the current year.

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
Gross Profit (Loss)
          The gross loss for 2009 was $15.1 million, or 6.6% of net sales compared to gross profit of $86.8 million, or 24.5% of net sales in 2008. The gross loss for the year reflects a pre-tax charge of $25.9 million for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market resulting from the decline in selling prices for certain products during the year relative to higher raw material costs under the first-in, first-out (“FIFO”) method of accounting. The gross loss for the current year also reflects the unfavorable impact of the reductions in shipments and selling prices, the consumption of higher cost inventory that was purchased prior to the collapse in steel prices and the escalation in unit conversion costs resulting from reduced operating schedules at our manufacturing facilities.
Selling, General and Administrative Expense
          Selling, general and administrative expense (“SG&A expense”) decreased 7.4% to $17.2 million, or 7.5% of net sales in 2009 from $18.6 million, or 5.3% of net sales in 2008 primarily due to reductions in employee incentive plan expense ($2.6 million), supplemental employee retirement plan expense ($246,000), travel expense ($201,000) and bad debt expense ($139,000). The reduction in employee incentive plan expense was related to the decline in our financial performance during the current year. The reduction in travel expense was primarily due to the implementation of various cost reduction measures. These reductions were partially offset by the net gain on a life insurance settlement in the prior year ($661,000), and increases in stock-based compensation expense ($375,000), legal expense ($257,000), employee benefit costs ($231,000) and consulting expense ($138,000). The increase in legal expense was primarily associated with the trade cases that were filed regarding imports of PC strand from China. The increase in employee benefit expense was largely due to higher employee medical costs.
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
Earnings (Loss) From Continuing Operations
          The loss from continuing operations for 2009 was $20.9 million ($1.20 per share) compared with earnings from continuing operations of $43.7 million ($2.44 per diluted share) in 2008 due to the decreases in net sales and gross profit.
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

Net Earnings (Loss)
          The net loss for 2009 was $22.1 million ($1.27 per share) compared to net earnings of $43.8 million ($2.44 per diluted share) in 2008 primarily due to the decreases in net sales and gross profit.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)

	Year Ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Net cash provided by operating activities of continuing operations	$13,037	$22,092	$36,808
Net cash used for investing activities of continuing operations	(1,938)	(2,166)	(8,249)
Net cash used for financing activities of continuing operations	(2,466)	(11,347)	(10,710)

Net cash provided by (used for) operating activities of discontinued operations	(158)	30	(59)
Net cash provided by investing activities of discontinued operations	2,358	—	—

Cash and cash equivalents	45,935	35,102	26,493
Working capital	91,927	82,252	97,566
Total long-term debt	—	—	—
Percentage of total capital	—	—	—
Shareholders’ equity	$147,876	$147,070	$169,847
Percentage of total capital	100%	100%	100%
Total capital (total long-term debt + shareholders’ equity)	$147,876	$147,070	$169,847
Cash Flow Analysis
          Operating activities of continuing operations provided $13.0 million of cash during 2010 compared to $22.1 million in 2009 and $36.8 million in 2008. The year-over-year change in 2010 was primarily due to the improvement in our financial results and the receipt of a $13.3 million income tax refund in the current year associated with the prior year loss. These sources of cash were offset by an increase in the cash used by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses in the current year. Net earnings for 2010 include a pre-tax charge of $2.3 million for inventory write-downs compared with a pre-tax charge of $25.9 million in 2009. Other changes in assets and liabilities reflects the receipt of the $13.3 million income tax refund in the current year that was recorded within prepaid expenses and other, and a $13.0 million increase in income taxes receivable that was recorded in the prior year. Net working capital used $13.9 million of cash in the current year while providing $20.3 million in 2009. The cash used by net working capital in 2010 was due to the $7.7 million increase in inventories (excluding the impact of the inventory write-downs) as a result of higher raw material costs, a $3.7 million increase in accounts receivable resulting from higher current year shipments together with a $2.5 million decrease in accounts payable and accrued expenses due to changes in the mix of vendor payments. Net working capital provided $20.3 million in 2009 and used $20.2 million in 2008. The cash provided by working capital in 2009 was due to the $28.3 million decrease in accounts receivable resulting from reductions in shipments and selling prices, and the $6.7 million decrease in inventories (excluding the impact of the inventory write-downs) resulting from our inventory reduction initiatives. These decreases were partially offset by the $14.8 million decrease in accounts payable and accrued expenses that was primarily due to the payment of $10.9 million of accrued income taxes payable and lower raw material purchases. The cash used by working capital in 2008 was due to the $23.8 million increase in inventories and the $15.1 million increase in accounts receivable resulting from an escalation in raw material costs and selling prices, which were partially offset by an $18.7 million increase in accounts payable and accrued expenses largely related to higher raw material purchases. As the impact and duration of the current economic slowdown become clearer, we may make additional adjustments in our operating activities, which could materially impact our cash requirements. While an economic slowdown adversely affects sales to our customers, it generally reduces our working capital requirements.
          Investing activities of continuing operations used $1.9 million of cash during 2010 compared to $2.2 million during 2009 and $8.2 million during 2008. Capital expenditures amounted to $1.5 million, $2.4 million and $9.5 million in 2010, 2009 and 2008, respectively. Capital expenditures are expected to total $61.1 million for fiscal 2011, primarily due to our $51.1 million acquisition of assets from Ivy on November 19, 2010. Current year investing activities also includes a $456,000 increase in the cash surrender value of insurance policies related to premium payments and changes in the value of the underlying investments compared to $215,000 in 2009 and $190,000 in 2008. Prior year investing activities also includes $413,000 of proceeds from the surrender of life insurance policies compared to $170,000 in 2008. Investing activities in 2008 also includes $1.1 million of proceeds from claims on life insurance policies. Investing activities of discontinued operations provided $2.4 million of cash during 2010 due to the proceeds received from the sale of the real estate associated with our discontinued industrial wire business. Investing activities are largely discretionary and future outlays could be reduced significantly or eliminated should economic conditions warrant.

          Financing activities used $2.5 million of cash during 2010 compared to $11.3 million and $10.7 million during 2009 and 2008, respectively. During the current year, $2.1 million of cash dividends were paid compared to $11.4 million and $2.1 million during 2009 and 2008, respectively. Financing activities in 2010 also include $409,000 of financing costs that were incurred in connection with the amendment of our credit facility. Additionally, $8.7 million of shares were repurchased during 2008.
Cash Management
          Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.
Credit Facility
          We have a $75.0 million revolving credit facility in place, which matures in June 2015 and supplements our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. No borrowings were outstanding on the credit facility as of October 2, 2010 and October 3, 2009 and outstanding letters of credit totaled $919,000 and $1.1 million, respectively. As of October 2, 2010, $49.6 million of borrowing capacity was available under the credit facility (see Note 5 to the consolidated financial statements).
          We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, and net cash generated by operating activities will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We can also access the amounts available under our revolving credit facility. However, further deterioration in general economic conditions could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Our operating cash flows could also be unfavorably impacted by unanticipated cash requirements arising in connection with the Ivy Transaction. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.
          Should we determine, at any time, that we require additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet, flexible capital structure and borrowing capacity available to us under our revolving credit facility position us to meet our anticipated liquidity requirements for the foreseeable future.
Impact of Inflation
          We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2008, we implemented price increases in response to the unprecedented escalation in wire rod costs, which materially increased our net sales and earnings as we consumed lower cost inventory. In contrast, during 2009, selling prices for our products declined dramatically in response to softening demand and the inventory destocking measures pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased prior to the collapse in steel prices. During 2010, our ability to fully recover higher wire rod prices has been mitigated by competitive pricing pressures resulting from the ongoing weakness in demand.
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
Contractual Obligations
          Our contractual obligations and commitments at October 2, 2010 are as follows:

Payments Due by Period
(In thousands)

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual obligations:
Raw material purchase commitments(1)	$27,994	$27,994	$—	$—	$—
Supplemental employee retirement plan obligations	18,627	244	487	487	17,409
Pension benefit obligations	6,840	299	462	396	5,683
Commitment fee on unused portion of credit facility	1,884	397	794	693	—
Operating leases	1,718	676	518	145	379
Trade letters of credit	919	919	—	—	—
Unrecognized tax benefit obligations	762	728	34
Other unconditional purchase obligations(2)	180	180	—	—	—

Total	$58,924	$31,437	$2,295	$1,721	$23,471

(1)	Non-cancelable fixed price purchase commitments for raw materials.

(2)	Contractual commitments for capital expenditures.
Outlook
          Our visibility for business conditions in 2011 is clouded by the continued uncertainty regarding future economic conditions and the prospects for a pronounced recovery in the employment market, the availability of financing in the credit markets and the timing and magnitude of the next federal transportation funding authorization. We expect nonresidential construction, our primary demand driver, to remain at depressed levels particularly for commercial projects which have been the most severely impacted by the economic downturn. We believe the favorable impact from the infrastructure-related funding provided for under ARRA has largely been mitigated by the project mix, which is skewed towards pavement resurfacing and repairs that do not require the use of our products together with reduced spending at the state and local government level. We expect that residential construction will remain weak, but gradually improve over the course of the year, favorably impacting shipments to customers that have greater exposure to the housing sector.
          Following an extended upward trend that began in December 2009, prices for our primary raw material, hot-rolled steel wire rod, have moderated in recent months and competitive pricing pressures have intensified in a weak demand environment. The timing and magnitude of any future changes in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.
          In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in recent years in the form of reduced operating costs and additional capacity to support future growth when market conditions improve (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition to these organic growth and cost reduction initiatives, we are continually evaluating potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic footprint, as reflected by our decision to consummate the Ivy Transaction in November 2010.
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
Commodity Prices
          We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our 2010 shipments and average rod cost reflected in cost of sales, a 10% increase in the price of steel wire rod would have resulted in a $13.9 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).
Interest Rates
          Although we were debt-free as of October 2, 2010, future borrowings under our revolving credit facility are sensitive to changes in interest rates.
Foreign Exchange Exposure
          We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars and any such transactions historically have not been material. We will occasionally hedge firm commitments for equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 2, 2010. During fiscal 2010, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.
Item 8. Financial Statements and Supplementary Data.
(a) Financial Statements

(b) Supplementary Data
          Selected quarterly financial data for 2010 and 2009 is as follows:
Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	January 2	April 3	July 3	October 2
2010
Operating Results
Net sales	$41,201	$52,268	$61,956	$56,161
Gross profit	1,742	6,219	7,690	2,340
Earnings (loss) from continuing operations	(1,123)	1,644	1,624	(1,687)
Earnings (loss) from discontinued operations	(13)	(10)	(19)	57
Net earnings (loss)	(1,136)	1,634	1,605	(1,630)
Per share data:
Basic:
Earnings (loss) from continuing operations	(0.07)	0.09	0.09	(0.09)
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings (loss)	(0.07)	0.09	0.09	(0.09)
Diluted:
Earnings (loss) from continuing operations	(0.07)	0.09	0.09	(0.09)
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings (loss)	(0.07)	0.09	0.09	(0.09)

	Quarter Ended
	December 27	March 28	June 27	October 3
2009
Operating Results
Net sales	$61,799	$50,404	$56,963	$61,070
Gross profit (loss)	(4,276)	(21,040)	1,176	9,047
Earnings (loss) from continuing operations	(5,599)	(16,382)	(1,737)	2,778
Loss from discontinued operations	(36)	(13)	(12)	(1,085)
Net earnings (loss)	(5,635)	(16,395)	(1,749)	1,693
Per share data:
Basic:
Earnings (loss) from continuing operations	(0.33)	(0.94)	(0.10)	0.16
Loss from discontinued operations	—	—	—	(0.06)
Net earnings (loss)	(0.33)	(0.94)	(0.10)	0.10
Diluted:
Earnings (loss) from continuing operations	(0.33)	(0.94)	(0.10)	0.16
Loss from discontinued operations	—	—	—	(0.06)
Net earnings (loss)	(0.33)	(0.94)	(0.10)	0.10

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Net sales	$211,586	$230,236	$353,862
Cost of sales	191,262	219,388	267,107
Inventory write-downs	2,333	25,941	—

Gross profit (loss)	17,991	(15,093)	86,755
Selling, general and administrative expense	16,024	17,243	18,623
Other expense (income), net	(291)	(135)	85
Legal settlement	1,487	—	—
Interest expense	453	641	594
Interest income	(102)	(144)	(721)

Earnings (loss) from continuing operations before income taxes	420	(32,698)	68,174
Income taxes	(38)	(11,758)	24,457

Earnings (loss) from continuing operations	458	(20,940)	43,717
Earnings (loss) from discontinued operations net of of income taxes of $217, ($729) and $23	15	(1,146)	35

Net earnings (loss)	$473	$(22,086)	$43,752

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$0.03	$(1.20)	$2.47
Earnings (loss) from discontinued operations	—	(0.07)	—

Net earnings (loss)	$0.03	$(1.27)	$2.47

Diluted:
Earnings (loss) from continuing operations	$0.03	$(1.20)	$2.44
Earnings (loss) from discontinued operations	—	(0.07)	—

Net earnings (loss)	$0.03	$(1.27)	$2.44

Cash dividends declared	$0.12	$0.12	$0.62

Weighted shares outstanding:
Basic	17,466	17,380	17,547

Diluted	17,564	17,380	17,712

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	October 2,	October 3,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$45,935	$35,102
Accounts receivable, net	24,970	21,283
Inventories, net	43,919	38,542
Prepaid expenses and other	3,931	16,724

Total current assets	118,755	111,651
Property, plant and equipment, net	58,653	64,204
Other assets	5,097	4,382
Non-current assets of discontinued operations	—	1,880

Total assets	$182,505	$182,117

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$20,689	$23,965
Accrued expenses	5,929	5,215
Current liabilities of discontinued operations	210	219

Total current liabilities	26,828	29,399
Other liabilities	7,521	5,465
Long-term liabilities of discontinued operations	280	183
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	—	—
Common stock, $1 stated value
Authorized shares: 50,000
Issued and outstanding shares: 2010, 17,579; 2009, 17,525	17,579	17,525
Additional paid-in capital	45,950	43,774
Retained earnings	86,656	88,291
Accumulated other comprehensive loss	(2,309)	(2,520)

Total shareholders’ equity	147,876	147,070

Total liabilities and shareholders’ equity	$182,505	$182,117

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at September 29, 2007	18,303	$18,303	$47,807	$79,859	$(2,119)	$143,850

Comprehensive income:
Net earnings				43,752		43,752
Adjustment to defined benefit plan liability(1)					234	234

Comprehensive income(1)						43,986
Stock options exercised	24	24	96			120
Restricted stock granted	93	93	(93)			—
Compensation expense associated with stock-based plans			1,759			1,759
Adjustment to adopt certain provisions of ASC Topic 740				(256)		(256)
Excess tax benefits from stock-based compensation			31			31
Repurchases of common stock	(906)	(906)	(7,785)			(8,691)
Restricted stock surrendered for withholding taxes payable	(7)	(7)	(69)			(76)
Cash dividends declared				(10,876)		(10,876)

Balance at September 27, 2008	17,507	$17,507	$41,746	$112,479	$(1,885)	$169,847

Comprehensive loss:
Net loss				(22,086)		(22,086)
Adjustment to defined benefit plan liability(1)					(635)	(635)

Comprehensive loss(1)						(22,721)
Stock options exercised	20	20	46			66
Compensation expense associated with stock-based plans			2,036			2,036
Excess tax deficiencies from stock-based compensation			(32)			(32)
Restricted stock surrendered for withholding taxes payable	(2)	(2)	(22)			(24)
Cash dividends declared				(2,102)		(2,102)

Balance at October 3, 2009	17,525	$17,525	$43,774	$88,291	$(2,520)	$147,070

Comprehensive loss:
Net earnings				473		473
Adjustment to defined benefit plan liability(1)					211	211

Comprehensive loss(1)						684
Stock options exercised	26	26	114			140
Vesting of restricted stock units	37	37	(37)			—
Compensation expense associated with stock-based plans			2,258			2,258
Excess tax deficiencies from stock-based compensation			(89)			(89)
Restricted stock surrendered for withholding taxes payable	(9)	(9)	(70)			(79)
Cash dividends declared				(2,108)		(2,108)

Balance at October 2, 2010	17,579	$17,579	$45,950	$86,656	$(2,309)	$147,876

(1)	Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2008 ($143), 2009 $389, 2010 ($130).
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Cash Flows From Operating Activities:
Net earnings (loss)	$473	$(22,086)	$43,752
Loss (earnings) from discontinued operations	(15)	1,146	(35)

Earnings (loss) from continuing operations	458	(20,940)	43,717
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,009	7,377	7,271
Amortization of capitalized financing costs	363	508	498
Stock-based compensation expense	2,258	2,036	1,759
Excess tax deficiencies (benefits) from stock-based compensation	89	32	(31)
Inventory write-downs	2,333	25,941	—
Loss on sale of property, plant and equipment	39	24	289
Deferred income taxes	(1,121)	997	484
Gain from life insurance proceeds	—	—	(661)
Increase in cash surrender value of life insurance over premiums paid	(330)	—	—
Net changes in assets and liabilities:
Accounts receivable, net	(3,687)	28,298	(15,063)
Inventories	(7,710)	6,737	(23,819)
Accounts payable and accrued expenses	(2,489)	(14,761)	18,699
Other changes	15,825	(14,157)	3,665

Total adjustments	12,579	43,032	(6,909)

Net cash provided by operating activities — continuing operations	13,037	22,092	36,808
Net cash provided by (used for) operating activities — discontinued operations	(158)	30	(59)

Net cash provided by operating activities	12,879	22,122	36,749

Cash Flows From Investing Activities:
Capital expenditures	(1,493)	(2,377)	(9,456)
Proceeds from sale of property, plant and equipment	11	13	116
Proceeds from surrender of life insurance policies	—	413	170
Increase in cash surrender value of life insurance policies	(456)	(215)	(190)
Proceeds from life insurance claims	—	—	1,111

Net cash used for investing activities — continuing operations	(1,938)	(2,166)	(8,249)

Net cash provided by investing activities — discontinued operations	2,358	—	—

Net cash provided by (used for) investing activities	420	(2,166)	(8,249)

Cash Flows From Financing Activities:
Proceeds from long-term debt	338	22,920	951
Principal payments on long-term debt	(338)	(22,920)	(951)
Financing costs	(409)	—	—
Cash received from exercise of stock options	140	66	120
Excess tax benefits (deficiencies) from stock-based compensation	(89)	(32)	31
Repurchases of common stock	—	—	(8,691)
Cash dividends paid	(2,108)	(11,381)	(2,141)
Other	—	—	(29)

Net cash used for financing activities — continuing operations	(2,466)	(11,347)	(10,710)

Net cash used for financing activities	(2,466)	(11,347)	(10,710)

Net increase in cash and cash equivalents	10,833	8,609	17,790
Cash and cash equivalents at beginning of period	35,102	26,493	8,703

Cash and cash equivalents at end of period	$45,935	$35,102	$26,493

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$90	$133	$95
Income taxes	189	11,454	11,563
Non-cash financing activity:
Purchases of property, plant and equipment in accounts payable	15	136	178
Issuance of restricted stock	—	—	1,185
Declaration of cash dividends to be paid	—	—	9,279
Restricted stock surrendered for withholding taxes payable	79	24	76
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 2, 2010, OCTOBER 3, 2009 AND SEPTEMBER 27, 2008
(1) Description of Business
          Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. The Company manufactures and markets PC strand and welded wire reinforcement products, including concrete pipe reinforcement, engineered structural mesh and standard welded wire reinforcement. The Company’s products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors and rebar fabricators that are located nationwide as well as in Canada, Mexico, and Central and South America.
          In 2006, the Company exited the industrial wire business in order to narrow its strategic and operational focus to concrete reinforcing products (see Note 8 to the consolidated financial statements). The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.
          The Company has evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements other than the settlement of litigation described in Note 10 and the acquisition of assets from Ivy Steel & Wire, Inc. described in Note 19 to the consolidated financial statements.
(2) Summary of Significant Accounting Policies
          Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2010 and 2008 were 52-week fiscal years, and fiscal year 2009 was a 53-week fiscal year. All references to years relate to fiscal years rather than calendar years.
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
          Concentration of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company’s cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. The Company is exposed to credit risk in the event of default by institutions in which our cash and cash equivalents are held and by customers to the extent of the amounts recorded on the balance sheet. The Company invests excess cash primarily in money market funds, which are highly liquid securities.
          The majority of the Company’s accounts receivable are due from customers that are located in the United States and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. The Company writes off accounts receivable when they become uncollectible. There is no disproportionate concentration of credit risk.
          Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued by using a Monte Carlo valuation model at the grant date. The Monte Carlo valuation model considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate. Excess tax deficiencies (benefits) generated from option exercises during 2010, 2009 and 2008 were $89,000, $32,000 and ($31,000), respectively.
          Revenue recognition. The Company recognizes revenue from product sales in accordance with ASC Topic 605, Revenue Recognition, when the products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and as such, are excluded from revenue.

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
          Property, plant and equipment. Property, plant and equipment are recorded at cost or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 — 15 years. Depreciation expense was approximately $7.0 million in 2010, $7.4 million in 2009 and $7.3 million in 2008 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statement of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statement of operations. No interest costs were capitalized in 2010, 2009 or 2008.
          Other assets. Other assets consist principally of non-current deferred tax assets, capitalized financing costs, the cash surrender value of life insurance policies and assets held for sale. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the term of the related credit agreement, and reflected in interest expense in the consolidated statement of operations.
          Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstance indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. The Company recorded a pre-tax impairment loss of $1.8 million during 2009 for the write-down to fair value of the real estate held for sale associated with its industrial wire business, which was subsequently sold in 2010. The impairment loss is included within the results of discontinued operations for fiscal 2009 (see Note 8 to the consolidated financial statements). There were no impairment losses in 2010 or 2008.
          Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.
          Income taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company assesses the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully realized.
          Earnings per share. Basic earnings per share (“EPS”) are computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS are computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock and other dilutive equity securities outstanding during the period. Securities that have the effect of increasing EPS are considered to be antidilutive and are not included in the computation of diluted EPS.
(3) Recent Accounting Pronouncements
Current Adoptions
          In December 2008, the FASB amended certain provisions of ASC Topic 715, Compensation — Retirement Benefits. This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This amendment is effective, on a prospective basis, for fiscal years ending after December 15, 2009. The Company adopted this amendment as of the fiscal year ended October 2, 2010. While the adoption expanded the Company’s disclosure requirements, it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
did not impact any amounts reflected within the consolidated financial statements.
          In June 2008, the FASB amended certain provisions of ASC Topic 260, Earnings Per Share. This amendment requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.
(4) Fair Value Measurements
          Effective September 28, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. In the first quarter of fiscal 2010, the Company adopted the remaining provisions pertaining to all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis.
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
          As of October 2, 2010, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$46,157	$46,157	$—

Other assets:
Cash surrender value of life insurance policies	4,525	—	4,525

Total	$50,682	$46,157	$4,525

          Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of money market funds, approximates fair value due to the short maturities of these investments. Cash surrender value of life insurance policies are classified as Level 2. The value was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of October 2, 2010.
          As of October 2, 2010, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.
(5) Credit Facility
          On June 2, 2010, the Company and each of its wholly-owned subsidiaries entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to its revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides the Company with up to $75.0 million of financing on the credit facility to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. No borrowings were outstanding on the credit facility as of October 2, 2010 and October 3, 2009 and outstanding letters of credit totaled $919,000 and $1.1 million, respectively. As of October 2, 2010, $49.6 million of borrowing capacity was available under the credit facility.
          Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the revolver are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.75% - 1.50% for index rate loans and 2.25% — 3.00% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for in the Credit Agreement. Based on the Company’s excess availability as of October 2, 2010, the applicable interest rate margins on the revolver were 0.75% for index rate loans and 2.25% for LIBOR loans.
          The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the Credit Agreement.
          Financial Covenants
          The terms of the Credit Agreement require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million. As of October 2, 2010, the Company was in compliance with all of the financial covenants under the credit facility.
          Negative Covenants
          In addition, the terms of the Credit Agreement restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of October 2, 2010, the Company was in compliance with all of the negative covenants under the credit facility.
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
          Amortization of capitalized financing costs associated with the senior secured facility was $363,000 in 2010, $508,000 in 2009 and $498,000 in 2008, respectively. Accumulated amortization of capitalized financing costs was $4.0 million and $3.6 million as of October 2, 2010 and October 3, 2009, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal year	In thousands
2011	$82
2012	82
2013	82
2014	82
2015	55
(6) Stock-Based Compensation
          Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of October 2, 2010 there were 409,000 shares available for future grants under the plans.
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

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Stock options:
Compensation expense	$958	$937	$898
Excess tax deficiencies (benefits)	89	32	(31)
          The remaining unrecognized compensation cost related to unvested options at October 2, 2010 was $881,000, which is expected to be recognized over a weighted average period of 1.35 years.
          The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2010, 2009 and 2008 were $4.54, $5.43 and $6.00 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Expected term (in years)	5.74	4.92	4.03
Risk-free interest rate	2.28%	2.64%	2.65%
Expected volatility	61.12%	74.53%	66.62%
Expected dividend yield	1.31%	1.31%	1.01%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The following table summarizes stock option activity:

		Exercise Price		Contractual	Aggregate
		Per Share		Term -	Intrinsic
	Options		Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range	Average	Average	(in thousands)
Outstanding at September 29, 2007	336	$0.18 – $20.27	$9.95

Granted	219	11.15 – 16.69	12.37
Exercised	(24)	3.19 – 9.12	4.96		$148

Outstanding at September 27, 2008	531	0.18 – 20.27	11.17

Granted	171	7.55 – 11.60	9.27
Exercised	(20)	3.28 – 3.28	3.28		120
Forfeited	(9)	15.64 – 20.27	18.07

Outstanding at October 3, 2009	673	0.18 – 20.27	10.83

Granted	200	9.16 – 9.39	9.27
Exercised	(26)	4.19 – 11.15	5.41		146

Outstanding at October 2, 2010	847	0.18 – 20.27	10.63	7.34 years	692

Vested and anticipated to vest in future at October 2, 2010	828		10.64	7.31 years	687

Exercisable at October 2, 2010	461		11.28	6.03 years	601
          Restricted Stock Awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. Restricted stock grants and amortization expense for restricted stock are as follows:

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Restricted stock grants:
Shares	—	—	93
Market value	$—	$—	$1,185
Amortization expense	470	756	861
          The remaining unrecognized compensation cost related to unvested restricted stock awards at October 2, 2010 was $166,000, which is expected to be recognized over a weighted average period of 0.73 years.
          For the years ended October 2, 2010, October 3, 2009 and September 27, 2008, 48,141, 25,254 and 44,533 shares, respectively, of employee restricted stock awards vested with a fair value of $439,000, $238,000 and $489,000, respectively. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the employees’ minimum tax obligation. During 2010, 2009 and 2008, a total of 8,486, 2,497 and 6,870 shares, respectively, were withheld to satisfy employees’ minimum tax obligations.
          The following table summarizes restricted stock activity:

	Restricted	Weighted Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2007	142	$15.00

Granted	93	12.77
Released	(70)	11.68

Balance, September 27, 2008	165	15.16

Granted	—	—
Released	(50)	14.40

Balance, October 3, 2009	115	15.50

Granted	—	—
Released	(48)	18.53

Balance, October 2, 2010	67	13.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Restricted stock unit grants:
Units	140	136	—
Market value	$1,298	$1,185	$—
Amortization expense	830	343	—
          The remaining unrecognized compensation cost related to unvested RSUs on October 2, 2010 was $1.2 million which is expected to be recognized over a weighted average period of 1.72 years.
          The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2007	—	—

Granted	—	—
Released	—	—

Balance, September 27, 2008	—	—

Granted	136	$8.71
Released	—	—

Balance, October 3, 2009	136	8.71

Granted	140	9.29
Released	(37)	7.55

Balance, October 2, 2010	239	9.23

(7) Income Taxes
          The components of the provision for income taxes on continuing operations are as follows:

	Year Ended
	October 2,	October 3,	September 27,
(Dollars in thousands)	2010	2009	2008
Provision for income taxes:
Current:
Federal	$668	$(12,708)	$21,720
State	415	(47)	2,253

	1,083	(12,755)	23,973

Deferred:
Federal	(880)	1,686	440
State	(241)	(689)	44

	(1,121)	997	484

Income taxes	$(38)	$(11,758)	$24,457

Effective income tax rate	(9.0%)	36.0%	35.9%

          The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
continuing operations is as follows:

	Year Ended
(Dollars in thousands)	October 2, 2010		October 3, 2009		September 27, 2008
Provision for income taxes at federal statutory rate	$147	35.0%	$(11,444)	35.0%	$23,861	35.0%
State income taxes, net of federal tax benefit	38	9.0	(479)	1.5	1,886	2.8
Qualified production activities deduction	(30)	(7.1)	—	—	(1,322)	(1.9)
Additional refund due to tax law change	(502)	(119.5)	—	—	—	—
Stock option expense benefit	180	42.9	203	(0.6)	240	0.3
Revisions to estimates based on filing of final tax return	(24)	(5.7)	33	(0.1)	293	0.4
Other, net	153	36.4	(71)	0.2	(501)	(0.7)

Provision for income taxes	$(38)	(9.0%)	$(11,758)	36.0%	$24,457	35.9%

     The components of deferred tax assets and liabilities are as follows:

	October 2,	October 3,
(In thousands)	2010	2009
Deferred tax assets:
Accrued expenses, asset reserves and state tax credits	$4,005	$3,048
Goodwill, amortizable for tax purposes	1,963	1,690
Defined benefit plans	1,415	1,545
State net operating loss carryforwards	1,336	1,419
Stock-based compensation	628	465
Valuation allowance	(461)	(602)

Gross deferred tax assets	8,886	7,565

Deferred tax liabilities:
Plant and equipment	(7,769)	(5,161)
Other reserves	(283)	(361)

Gross deferred tax liabilities	(8,052)	(5,522)

Net deferred tax asset	$834	$2,043

          The Company has recorded the following amounts for deferred taxes on its consolidated balance sheet as of October 2, 2010: a current deferred tax asset (net of valuation allowance) of $2.6 million in prepaid expenses and other, and a non-current deferred tax liability (net of valuation allowance) of $1.8 million in other liabilities. As of October 3, 2009, the Company recorded a current deferred tax asset (net of valuation allowance) of $1.7 million in prepaid expenses and other and a non-current deferred tax asset (net of valuation allowance) of $375,000 in other assets. The Company has $27.5 million of gross state operating loss carryforwards that begin to expire in 2017, but principally expire in 2017 — 2030. The Company has also recorded deferred tax assets for various state tax credits of $300,000, which will begin to expire in 2014 and principally expire between 2014 and 2019.
          The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Generally Accepted Accounting Principles (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of October 2, 2010, the Company had recorded a valuation allowance of $461,000 pertaining to various state NOLs that were not anticipated to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had previously been provided or determine that such utilization is more likely than not. The decrease in the valuation allowance during fiscal 2010 was the result of the expiration of state NOLs during the year.
          The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments. The Company’s tax reserves reflect management’s judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of October 2, 2010, the Company had approximately $728,000 of gross unrecognized tax benefits which reduce income taxes receivable and are classified as prepaid expenses and other on its consolidated balance sheet, and $34,000 of gross unrecognized tax benefits classified as other liabilities, of which $61,000, if recognized, would reduce its income tax expense in future periods. As of October 3, 2009, the Company had no unrecognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
tax benefits. The Company anticipates the gross unrecognized tax benefit of $728,000 will be resolved during the next twelve months and otherwise does not expect its unrecognized tax benefits to change significantly over that time.
          A reconciliation of the beginning and ending balance of total unrecognized tax benefits for 2010 is as follows:

(Dollars in thousands)	2010	2009
Balance at beginning of year	$—	$48
Increase in tax positions of prior years	760	—
Increase in tax position for current year	2	—
Lapse of statute of limitations	—	(48)

Balance at end of year	$762	$—

          The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. The accrued interest and penalties related to unrecognized tax benefits was $208,000 and $0, respectively, as of October 2, 2010 and October 3, 2009. The increase in accrued interest and penalties during 2010 is due to the anticipated settlement of a U.S. Internal Revenue Service audit and various outstanding federal and state tax issues. The Company recorded expense related to interest and penalties of $213,000 and $36,000, respectively, for the years ended October 2, 2010 and October 3, 2009.
          The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to fiscal year 2006 remain subject to examination together with certain state tax returns filed by the Company subsequent to fiscal year 2003. The Company’s 2007 fiscal year is currently under examination by the IRS. Additionally, the IRS is conducting a Joint Committee Review of the Company’s 2009 fiscal year return.
(8) Discontinued Operations
          In April 2006, the Company decided to exit the industrial wire business with the closure of its Fredericksburg, Virginia facility which manufactured tire bead wire and other industrial wire for commercial and industrial applications. The Company’s decision was based on the weakening in the business outlook for the facility and the expected continuation of difficult market conditions and reduced operating levels. Manufacturing activities at the Virginia facility ceased in June 2006 and the Company has liquidated the assets of the business.
          The results of operations and related non-recurring closure costs associated with the industrial wire business have been reported as discontinued operations for all periods presented. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.
          The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded a pre-tax impairment charge of $1.8 million during the year ended October 3, 2009 to write down the carrying value of the real estate associated with the industrial wire business. During 2010 the Company sold the real estate for $2.5 million resulting in a pre-tax gain of $478,000.
          The results of discontinued operations are as follows:

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Earnings (loss) before income taxes	$232	$(1,875)	$58
Income taxes	(217)	729	(23)

Net earnings (loss)	$15	$(1,146)	$35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Assets and liabilities of discontinued operations are as follows:

	October 2,	October 3,
(In thousands)	2010	2009
Assets:
Other assets	$—	$1,880

Total assets	$—	$1,880

Liabilities:
Current liabilities:
Accounts payable	$—	$2
Accrued expenses	210	217

Total current liabilities	210	219
Other liabilities	280	183

Total liabilities	$490	$402

          As of October 2, 2010 and October 3, 2009 there was approximately $315,000 and $217,000, respectively, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.
(9) Employee Benefit Plans
          Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company did not make any contributions to the Delaware Plan in 2010 and it does not expect to make any contributions in 2011. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits.
          The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the Delaware Plan is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$4,289	$4,377	$4,435
Service cost	—	—	65
Interest cost	211	250	257
Actuarial loss (gain)	182	150	(171)
Distributions	(402)	(488)	(209)

Benefit obligation at end of year	$4,280	$4,289	$4,377

Change in plan assets:
Fair value of plan assets at beginning of year	$3,053	$3,764	$4,421
Actual return on plan assets	366	(223)	(448)
Distributions	(402)	(488)	(209)

Fair value of plan assets at end of year	$3,017	$3,053	$3,764

Reconciliation of funded status to net amount recognized:
Funded status	$(1,263)	$(1,236)	$(613)

Net amount recognized	$(1,263)	$(1,236)	$(613)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(1,263)	$(1,236)	$(613)
Accumulated other comprehensive loss (net of tax)	1,225	1,336	1,091

Net amount recognized	$(38)	$100	$478

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,975	$2,155	$1,759

Net amount recognized	$1,975	$2,155	$1,759

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	$16	$509	$493
Amortization of net loss	(195)	(113)	(67)
Amortization of prior service cost	—	—	(1)

Total recognized in other comprehensive income (loss)	$(179)	$396	$425

          Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Service cost	$—	$—	$65
Interest cost	211	250	257
Expected return on plan assets	(200)	(262)	(325)
Amortization of prior service cost	—	—	1
Recognized net actuarial loss	195	113	67

Net periodic pension cost	$206	$101	$65

          The Company incurred settlement losses of $126,000 and $109,000 during the year ended October 3, 2009 and September 27, 2008, respectively, for lump-sum distributions to plan participants.
          The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal 2011 is $243,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The projected benefit payments under the Delaware Plan are as follows:

Fiscal year(s)	In thousands
2011	$299
2012	193
2013	269
2014	197
2015	199
2016 - 2020	1,520
          The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	October 2,	October 3,	September 27,
	2010	2009	2008
Assumptions at year-end:
Discount rate	5.25%	5.50%	7.00%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
          The assumed discount rate is established as of the Company’s fiscal year-end measurement date. In establishing the discount rate, the Company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payment of the plan. To develop the expected long-term rate of return on asset assumption, the Company considers the historical returns and the future expectations of returns for each asset class, as well as the target asset allocation of the Delaware Plan portfolio.
          The fundamental goal underlying the investment policy for the Delaware Plan is to ensure that its assets are invested in a prudent manner to meet the obligations of the plan as such obligations come due. The primary investment objectives include providing a total return that will promote the goal of benefit security by attaining an appropriate ratio of plan assets to plan obligations, diversifying investments across and within asset classes, minimizing the impact of losses in single investments, and adhering to investment practices that comply with applicable laws and regulations. The investment strategy for equities emphasizes U.S. large cap equities with the portfolio’s performance measured against the S&P 500 index or other applicable indices. The investment strategy for fixed income investments is focused on maintaining an overall portfolio with a minimum credit rating of A-1 as well as a minimum rating of any security at the time of purchase of Baa/BBB by Moody’s or Standard & Poor’s, if rated.
          The Delaware Plan has a long-term target asset mix of 65% equities and 35% fixed income. The asset allocation for the Delaware Plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	October 2,	October 2,	October 3,	September 27,
	2010	2010	2009	2008

Large-cap equities	40.0%	26.1%	26.1%	27.7%
Mid-cap equities	10.0%	9.0%	10.3%	10.4%
Small-cap equities	10.0%	8.7%	8.5%	10.7%
International equities	10.0%	16.8%	16.8%	15.0%
Fixed income securities	30.0%	38.1%	38.3%	35.4%
Cash and cash equivalents	0.0%	1.3%	0.0%	0.8%
          As of October 2, 2010, the Delaware Plan’s assets include cash and cash equivalents, equity securities and fixed income securities and were required to be measured at fair value. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value, defined as follows: Level 1 — observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2 — inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 — unobservable inputs in which little or no market data exists, thereby requiring the development of valuation assumptions. The fair values of the Delaware Plan’s assets as of October 2, 2010 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Quoted Prices
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs (Level
(In thousands)	Total	(Level 1)	(Level 2)	3)
Large-cap equities	$790	$790	$—	$—
Mid-cap equities	271	271	—	—
Small-cap equities	262	262	—	—
International equities	508	508	—	—
Fixed income securities	1,151	—	1,151	—
Cash and cash equivalents	35	35	$—	$—

Total	$3,017	$1,866	$1,151	$—

          Equity securities. Primarily consists of direct investment in the stock of publicly-traded companies that are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.
          Fixed income securities. Government and corporate debt securities that are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, these securities are classified as Level 2.
          Cash and cash equivalents. Direct cash holdings that are valued based on cost, which approximates fair value and as such, are classified as Level 1.
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
          The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the SERPs is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$5,218	$4,121	$4,192
Service cost	165	123	155
Interest cost	278	279	266
Actuarial loss (gain)	95	855	(352)
Distributions	(166)	(160)	(140)

Benefit obligation at end of year	$5,590	$5,218	$4,121

Change in plan assets:
Actual employer contributions	$166	$160	$140
Actual distributions	(166)	(160)	(140)

Plan assets at fair value at end of year	$—	$—	$—

Reconciliation of funded status to net amount recognized:
Funded status	$(5,590)	$(5,218)	$(4,121)

Net amount recognized	$(5,590)	$(5,218)	$(4,121)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,067	$1,002	$147
Unrecognized prior service cost	681	908	1,135

Net amount recognized	$1,748	$1,910	$1,282

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$95	$855	$(363)
Prior service costs	$(227)	$(227)	$(438)
Amortization of net loss	(30)	—	—

Total recognized in other comprehensive income (loss)	$(162)	$628	$(801)

          Net periodic pension cost for the SERPs includes the following components:

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Service cost	$165	$123	$154
Interest cost	278	278	266
Prior service cost	227	227	227
Amortization of net loss	31	—	—
Recognized net actuarial loss	—	—	12

Net periodic pension cost	$701	$628	$659

          The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $38,000 and $227,000, respectively.
          The assumptions used in the valuation of the SERPs are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Measurement Date
	October 2,	October 3,	September 27,
	2010	2009	2008
Assumptions at year-end:
Discount rate	5.25%	5.50%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
          The assumed discount rate is established as of the Company’s fiscal year-end measurement date. In establishing the discount rate, the Company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration. In addition, independent actuaries apply high-quality bond yield curves to the expected benefit payment of the plan. The SERPs expected rate of increase in compensation levels is based on the anticipated increases in annual compensation.
          The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	(In thousands)
2011	$244
2012	244
2013	244
2014	244
2015	244
2016 - 2020	1,443
          As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants the Company still maintains the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitles them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance polices on the Participants purchased and owned by the Company. The cash benefits paid under these SERPs were $74,000 in 2010, $76,000 in 2009 and $74,000 in 2008. The expense attributable to these SERPs was $13,000 in 2010, $12,000 in 2009 and $12,000 in 2008.
          Retirement savings plan. In 1996, the Company adopted the Retirement Savings Plan of Insteel Industries, Inc. (“the Plan”) to provide retirement benefits and stock ownership for its employees. The Plan is an amendment and restatement of the Company’s Employee Stock Ownership Plan. As allowed under Sections 401(a) and 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary deductions for eligible employees.
          In 2010 and 2009, employees were permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. In 2008, employees were permitted to contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. In 2010 and 2009, the Company matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. In 2008, the Company matched employee contributions up to 50% of the first 7% of eligible compensation that was contributed by employees. Company contributions to the Plan were $439,000 in 2010, $465,000 in 2009 and $407,000 in 2008.
          Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA under which both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $2.2 million in 2010, $2.9 million in 2009 and $1.7 million in 2008. The Company is primarily self-insured for each employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $150,000 per benefit plan year. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.
(10) Commitments and Contingencies
          Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2015. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense for operating leases was $889,000 in 2010, $939,000 in 2009 and $977,000 in 2008. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2011, $676,000; 2012, $341,000; 2013, $177,000; 2014, $79,000; 2015 and beyond, $444,000.
          As of October 2, 2010, the Company had $28.0 million in non-cancelable fixed price purchase commitments for raw material extending as long as approximately 100 days. In addition, the Company has contractual commitments for the purchase of certain equipment. Portions of such equipment contracts not completed at year-end are not reflected in the consolidated financial statements and amounted to $180,000 as of October 2, 2010.
          Legal proceedings. On November 19, 2007, Dwyidag Systems International, Inc (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action sought recovery of any damages which could have been assessed against DSI in the action filed against it by ODOT, which allegedly could have been in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. In 2009, the Ohio court granted the Company’s motion for summary judgment as to the third-party claim against it on the grounds that the statute of limitations had expired, but DSI filed an interlocutory appeal of that ruling. In addition, the Company previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI, which action was removed by DSI to the U.S. District Court for the Middle District of North Carolina.
          On October 7, 2010, subsequent to the end of the Company’s fiscal year, the Company participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. Pursuant to the settlement agreement, the legal proceedings in Ohio and North Carolina will be dismissed and the parties have agreed to release each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, the Company wrote off the remaining outstanding balance that was owed to the Company by DSI and agreed to make certain cash payments to ODOT. The Company believes the resolution of this matter will enable it to reinstate the commercial relationship with DSI that had existed prior to the initiation of the legal proceedings. The Company’s fiscal 2010 results reflect a pre-tax charge of $1.5 million relating to the net effect of the settlement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) Earnings Per Share
          Effective October 4, 2009, the Company adopted certain provisions of ASC Topic 260, Earnings Per Share, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company’s participating securities are its unvested restricted stock awards (“RSAs”). As required under the provisions that were adopted, prior periods have been retrospectively adjusted. Because the Company’s unvested RSAs do not contractually participate in its losses, the Company has not allocated such losses to the unvested RSAs in computing basic earnings per share using the two-class method, for the fiscal year ended October 3, 2009. For the fiscal year ended September 27, 2008, basic and diluted earnings per share decreased $0.02 and $0.03, respectively, as a result of adopting these provisions.
          The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	October 2,	October 3,	September 27,
(In thousands, except per share amounts)	2010	2009	2008
Earnings (loss) from continuing operations	$458	$(20,940)	$43,717
Less allocation to participating securities	(2)	—	(469)

Available to Insteel common shareholders	$456	$(20,940)	$43,248

Earnings (loss) from discontinued operations net of income taxes	$15	$(1,146)	$35
Less allocation to participating securities	—	—	—

Available to Insteel common shareholders	$15	$(1,146)	$35

Net earnings (loss)	$473	$(22,086)	$43,752
Less allocation to participating securities	(2)	—	(469)

Available to Insteel common shareholders	$471	$(22,086)	$43,283

Basic weighted average shares outstanding	17,466	17,380	17,547
Dilutive effect of stock-based compensation	98	—	165

Diluted weighted average shares outstanding	17,564	17,380	17,712

Per share basic:
Earnings (loss) from continuing operations	$0.03	$(1.20)	$2.47
Loss from discontinued operations	—	(0.07)	—

Net earnings (loss)	$0.03	$(1.27)	$2.47

Per share diluted:
Earnings (loss) from continuing operations	$0.03	$(1.20)	$2.44
Loss from discontinued operations	—	(0.07)	—

Net earnings (loss)	$0.03	$(1.27)	$2.44

          Options, restricted stock awards and RSUs representing 577,000 shares in 2010, 668,000 shares in 2009 and 180,000 shares in 2008 were antidilutive and were not included in the diluted EPS computation. Options and restricted stock awards representing 130,000 shares were not included in the diluted EPS calculation in 2009 due to the net loss that was incurred.
(12) Business Segment Information
          Following the Company’s exit from the industrial wire business (see Note 8 to the consolidated financial statements), the Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and PC strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.
          The Company’s net sales and long-lived assets (consisting of net property, plant and equipment and the cash surrender value of life insurance policies ) for continuing operations by geographic region are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Net sales:
United States	$205,444	$225,286	$337,801
Foreign	6,142	4,950	16,061

Total	$211,586	$230,236	$353,862

Long-lived assets:
United States	$63,178	$67,943	$73,043
Foreign	—	—	—

Total	$63,178	$67,943	$73,043

          The Company’s net sales for continuing operations by product line are as follows:

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Net sales:
Welded wire reinforcement	$109,551	$122,942	$193,307
PC strand	102,035	107,294	160,555

Total	$211,586	$230,236	$353,862

          There were no customers that accounted for 10% or more of the Company’s net sales in 2010, 2009 and 2008.
(13) Related Party Transactions
          Sales to a company affiliated with one of the Company’s directors amounted to $423,000 in 2010, $585,000 in 2009 and $1.0 million in 2008. Purchases from a company affiliated with one of the Company’s directors amounted to $5,800 in 2008. There were no such purchases in 2010 and 2009.
(14) Comprehensive Loss
          The components of accumulated other comprehensive loss are as follows:

	Year Ended
	October 2,	October 3,	September 27,
(In thousands)	2010	2009	2008
Adjustment to defined benefit plan liability	$(2,309)	$(2,520)	$(1,885)

Total accumulated other comprehensive loss	$(2,309)	$(2,520)	$(1,885)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) Other Financial Data
          Balance sheet information:

	October 2,	October 3,
(In thousands)	2010	2009
Accounts receivable, net:
Accounts receivable	$27,266	$22,340
Less allowance for doubtful accounts	(2,296)	(1,057)

Total	$24,970	$21,283

Inventories, net:
Raw materials	$23,817	$17,649
Work in process	1,899	1,780
Finished goods	18,203	19,113

Total	$43,919	$38,542

Prepaid expenses and other:
Current deferred tax asset	$2,612	$1,668
Income taxes receivable	547	13,049
Capitalized financing costs, net	82	336
Other	690	1,671

Total	$3,931	$16,724

Other assets:
Cash surrender value of life insurance policies, net of loans $505 and $443	$4,525	$3,739
Capitalized financing costs, net	300	—
Non-current deferred tax assets	—	375
Other	272	268

Total	$5,097	$4,382

Property, plant and equipment, net:
Land and land improvements	$5,571	$5,571
Buildings	32,433	32,437
Machinery and equipment	97,813	96,411
Construction in progress	239	695

	136,056	135,114
Less accumulated depreciation	(77,403)	(70,910)

Total	$58,653	$64,204

Accrued expenses:
Pension plan	$1,263	$1,236
Salaries, wages and related expenses	1,210	1,228
Property taxes	846	1,023
Worker’s compensation	683	378
Legal settlement	600	—
Customer rebates	506	752
Deferred revenues	321	—
Sales allowance reserves	—	236
Other	500	362

Total	$5,929	$5,215

Other liabilities:
Deferred compensation	$5,688	$5,465
Deferred income taxes	1,778	—
Other	55	—

Total	$7,521	$5,465

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
(18) Share Repurchases
          On November 18, 2008, the Company’s Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of October 2, 2010, there was $24.9 million remaining available for future share repurchases under this authorization. During the year ended October 2, 2010, the Company repurchased $79,000 or 8,487 shares of its common stock through restricted stock net-share settlements. During the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
year ended October 3, 2009, the Company repurchased $24,000 or 2,497 shares of its common stock through restricted stock net-share settlements.
(19) Subsequent Event
          On November 19, 2010, the Company, through its wholly-owned subsidiary, IWP, purchased certain of the net assets of Ivy Steel & Wire, Inc. (“Ivy”), a division of Oldcastle, Inc., the U.S. holding company of CRH PLC, for approximately $51.1 million. The acquisition of Ivy will allow the Company to enhance its competitiveness in certain geographic markets, improve its customer service capabilities and lower its operating costs. Among other assets, the Company acquired certain of Ivy’s inventories and its production facilities located in Hazleton, Pennsylvania; Jacksonville, Florida; Kingman, Arizona; and St. Joseph, Missouri, in addition to the production equipment located at its Houston, Texas facility. The Company also entered into a sublease with Ivy for the Houston, Texas facility. The $51.1 million purchase price was comprised of $37.6 million of cash and a $13.5 million secured subordinated promissory note (the “Seller Note”). The Seller Note is secured by the Kingman, Arizona and St. Joseph, Missouri facilities and made by IWP payable to Ivy over five years. The purchase price is subject to an adjustment to be determined based upon the closing working capital balance and may be further adjusted if Ivy does not comply with certain obligations in the purchase agreement. The cash portion of the purchase price was funded with cash and cash equivalents on hand. The acquisition will be accounted for in accordance with ASC 805, Business Combinations, with the assets and liabilities acquired recorded at their fair values as of the acquisition date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries (a North Carolina corporation) as of October 2, 2010 and October 3, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended October 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of October 2, 2010 and October 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2010 in conformity with accounting principles generally accepted in the United States.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 30, 2010 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Charlotte, North Carolina
November 30, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED OCTOBER 2, 2010, OCTOBER 3, 2009 and SEPTEMBER 27, 2008
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Balance, beginning of year	$1,057	$906	$610
Amounts charged to earnings	1,239	151	296

Balance, end of year	$2,296	$1,057	$906

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 2, 2010. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
          Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of October 2, 2010. During the quarter ended October 2, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 2, 2010. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders
Insteel Industries, Inc.:
We have audited Insteel Industries, Inc. and subsidiaries’ (a North Carolina corporation) internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insteel Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Insteel Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of October 2, 2010 and October 3, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended October 2, 2010, and our report dated November 30, 2010, expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Charlotte, North Carolina
November 30, 2010

Item 9B. Other Information.
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership — Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.
          We have adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on our web site at http://investor.insteel.com/documents.com. To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on our web site any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law, the rules of the SEC or NASDAQ listing standards. The Company’s web site does not constitute part of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
          The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information called for by this item and not presented herein appears under the captions “Voting Securities” and “Security Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.
Equity Compensation Plan Information
October 2, 2010
(In thousands, except exercise price amount)

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	847	$10.63	409(1)

(1)	In addition to being available for future issuance upon the exercise of stock options that may be granted after October 2, 2010, the securities shown are available for future issuance in the form of restricted stock, restricted stock units and other stock-based awards made under our 2005 Equity Incentive Plan, as amended.
          We do not have any equity compensation plans that have not been approved by shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
          The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.
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

INSTEEL INDUSTRIES, INC. Registrant

Date: November 30, 2010	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 30, 2010 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)
/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
/s/ LOUIS E. HANNEN LOUIS E. HANNEN	Director
/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director
/s/ GARY L. PECHOTA GARY L. PECHOTA	Director
/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director
/s/ C. RICHARD VAUGHN C. RICHARD VAUGHN	Director
/s/ HOWARD O. WOLTZ, JR. HOWARD O. WOLTZ, JR	Director

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 2, 2010

Exhibit
Number	Description

3.1	Restated Articles of Incorporation for the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on May 2, 1985).

3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 1988).

3.3	Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 filed on May 14, 1999).

3.4	Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 filed on April 26, 2010).

3.5	Bylaws of the Company (as last amended April 21, 2009) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 27, 2009).

4.1	Rights Agreement dated April 27, 1999 by and between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form 8-A filed on May 7, 1999).

4.2	Amendment No. 1 to the Rights Agreement dated as of April 25, 2009, between the Company and American Stock Transfer & Trust Company, LLC (as Successor Rights Agent to First Union National Bank) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 27, 2009).

10.4	Second Amended and Restated Credit Agreement dated as of June 2, 2010, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 4, 2010).

10.5*	1994 Employee Stock Option Plan of Insteel Industries, Inc. (as amended and restated effective February 1, 2000) (incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 filed on February 23, 2000).

10.9*	1994 Director Stock Option Plan of the Company (as Amended and Restated Effective as of April 28, 1998) (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998 filed on December 3, 1998).

10.11*	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended effective September 18, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.12*	Form of Amended and Restated Change in Control Severance Agreements between the Company and each of H.O. Woltz III and Michael C. Gazmarian, respectively, each dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.13*	Form of Amended and Restated Severance Agreements with H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006 (each agreement is substantially identical to the form in all material respects) (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.14*	Change in Control Severance Agreement between the Company and James F. Petelle dated November 14, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.15*	Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 filed on December 10, 1997).

10.16*	Amended and Restated Retirement Security Agreement by and between the Company and H.O. Woltz III dated September 19, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.17*	Form of Retirement Security Agreement between the Company and each of Michael C. Gazmarian, James F. Petelle and Richard T. Wagner, respectively, dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.20*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.20.1*	Relocation Proposal between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 10.20.1 of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.20.2*	Addendum to Relocation Proposal between the Company and James F. Petelle, dated September 18, 2009 (incorporated by reference to Exhibit 10.20.2 of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.21*	Amended and Restated Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.22*	2005 Equity Incentive Plan of Insteel Industries, Inc. as most recently amended on August 12, 2008 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.23*	Summary of Amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 2, 2010

Exhibit
Number	Description

10.24*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).

10.25*	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.26	Asset Purchase Agreement between Insteel Wire Products Company and Ivy Steel & Wire, Inc. dated as of November 19, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 22, 2010).

10.27	Secured Term Note dated as of November 19, 2010, made and delivered by Insteel Wire Products Company in favor of Ivy Steel & Wire, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 22, 2010).

21.1	List of Subsidiaries of Insteel Industries, Inc. at October 2, 2010.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.