Form 10-Q
period 2011-01-01
INSTEEL INDUSTRIES INC
filed 2011-02-08
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ________
Commission File Number: 1-9929
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
     The number of shares outstanding of the registrant’s common stock as of February 7, 2011 was 17,579,037.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended
	January 1,	January 2,
	2011	2010
Net sales	$52,306	$41,201
Cost of sales	52,441	37,526
Inventory write-downs	—	1,933

Gross profit (loss)	(135)	1,742
Selling, general and administrative expense	4,168	3,742
Acquisition costs	2,750	—
Restructuring charges	4,390	—
Other income, net	(13)	(153)
Interest expense	151	148
Interest income	(13)	(12)

Loss from continuing operations before income taxes	(11,568)	(1,983)
Income taxes	(3,940)	(860)

Loss from continuing operations	(7,628)	(1,123)
Loss from discontinued operations net of income taxes of $ - and ($8)	—	(13)

Net loss	$(7,628)	$(1,136)

Per share amounts:
Basic:
Loss from continuing operations	$(0.44)	$(0.07)
Loss from discontinued operations	—	—

Net loss	$(0.44)	$(0.07)

Diluted:
Loss from continuing operations	$(0.44)	$(0.07)
Loss from discontinued operations	—	—

Net loss	$(0.44)	$(0.07)

Cash dividends declared	$0.03	$0.03

Weighted average shares outstanding
Basic	17,511	17,410

Diluted	17,511	17,410

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	January 1,	October 2,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,787	$45,935
Accounts receivable, net	22,356	24,970
Inventories, net	61,062	43,919
Prepaid expenses and other	4,961	3,931

Total current assets	91,166	118,755
Property, plant and equipment, net	91,521	58,653
Other assets	7,583	5,097

Total assets	$190,270	$182,505

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,342	$20,689
Accrued expenses	8,316	5,929
Current portion of long-term debt	675	—
Current liabilities of discontinued operations	—	210

Total current liabilities	31,333	26,828
Long-term debt	12,825	—
Other liabilities	5,852	7,521
Long-term liabilities of discontinued operations	—	280
Commitments and contingencies
Shareholders’ equity:
Common stock	17,579	17,579
Additional paid-in capital	46,489	45,950
Retained earnings	78,501	86,656
Accumulated other comprehensive loss	(2,309)	(2,309)

Total shareholders’ equity	140,260	147,876

Total liabilities and shareholders’ equity	$190,270	$182,505

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 1,	January 2,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(7,628)	$(1,136)
Loss from discontinued operations	—	13

Loss from continuing operations	(7,628)	(1,123)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities of continuing operations:
Depreciation and amortization	2,054	1,715
Amortization of capitalized financing costs	20	125
Stock-based compensation expense	539	487
Asset impairment charges	2,868
Inventory write-downs	—	1,933
Excess tax benefits from stock-based compensation	—	(11)
Loss on sale of property, plant and equipment	—	11
Deferred income taxes	(3,969)	(345)
Increase in cash surrender value of life insurance over premiums paid	(248)	—
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	2,614	3,513
Inventories	3,442	(1,840)
Accounts payable and accrued expenses	(4,038)	(14,525)
Other changes	(745)	289

Total adjustments	2,537	(8,648)

Net cash used for operating activities — continuing operations	(5,091)	(9,771)
Net cash used for operating activities — discontinued operations	—	(29)

Net cash used for operating activities	(5,091)	(9,800)

Cash Flows From Investing Activities:
Acquisition of business	(37,588)	—
Capital expenditures	(506)	(327)
Increase in cash surrender value of life insurance policies	—	(111)

Net cash used for investing activities — continuing operations	(38,094)	(438)

Net cash used for investing activities	(38,094)	(438)

Cash Flows From Financing Activities:
Proceeds from long-term debt	109	52
Principal payments on long-term debt	(109)	(52)
Cash received from exercise of stock options	—	17
Excess tax benefits from stock-based compensation	—	11
Cash dividends paid	—	(526)
Other	37	(32)

Net cash provided by (used for) financing activities — continuing operations	37	(530)

Net cash provided by (used for) financing activities	37	(530)

Net decrease in cash and cash equivalents	(43,148)	(10,768)
Cash and cash equivalents at beginning of period	45,935	35,102

Cash and cash equivalents at end of period	$2,787	$24,334

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$36	$24
Income taxes	709	—
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	73	92
Declaration of cash dividends to be paid	527	—
Restricted stock surrendered for withholding taxes payable	—	7
Note payable issued as consideration for business acquired	13,500	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 2, 2010	17,579	$17,579	$45,950	$86,656	$(2,309)	$147,876

Comprehensive loss:
Net loss				(7,628)		(7,628)

Comprehensive loss						(7,628)
Compensation expense associated with stock-based plans			539			539
Cash dividends declared				(527)		(527)

Balance at January 1, 2011	17,579	$17,579	$46,489	$78,501	$(2,309)	$140,260

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The October 2, 2010 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended October 2, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended January 1, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2011 or future periods.
     On November 19, 2010, the Company purchased certain of the assets and assumed certain of the liabilities of Ivy Steel and Wire, Inc. (“Ivy”) (see Note 14 to the consolidated financial statements).
     The Company has evaluated subsequent events through the time of filing of this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.
(2) Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update that clarifies the guidance provided in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, regarding the disclosure requirements for the pro forma presentation of revenue and earnings related to a business combination. The Company elected to early adopt this guidance during the first quarter of fiscal 2011.
(3) Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-level fair value hierarchy that encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:
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

     As of January 1, 2011, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$3,732	$3,732	$—

Other assets:
Cash surrender value of life insurance policies	4,736	—	4,736

Total	$8,468	$3,732	$4,736

     Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of investments in money market funds, approximates fair value due to their short maturities. Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of January 1, 2011.
     As of January 1, 2011, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities acquired from Ivy (see Note 14 to the consolidated financial statements) that were acquired at fair value. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. The Company believes that the carrying amount of the $13.5 million secured subordinated promissory note approximates fair value based on comparable debt with similar terms, conditions and proximity to the issue date, which would be considered a level 2 input.
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
     Liabilities of discontinued operations as of January 1, 2011 and October 2, 2010 are as follows:

	January 1,	October 2,
(In thousands)	2011	2010
Liabilities:
Current liabilities:
Accrued expenses	$—	$210

Total current liabilities	—	210
Other liabilities	—	280

Total liabilities	$—	$490

(5) Stock-Based Compensation
     Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of January 1, 2011, there were 409,000 shares available for future grants under the plans.

     Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three-month periods ended January 1, 2011 and January 2, 2010 are as follows:

	Three Months Ended
	January 1,	January 2,
(in thousands)	2011	2010
Stock options:
Compensation expense	$227	$213
Excess tax benefits	—	11
     As of January 1, 2011, the remaining unamortized compensation cost related to unvested stock option awards was $654,000, which is expected to be recognized over a weighted average period of 1.24 years.
     The fair value of each option grant is estimated on the date of grant using a Monte Carlo valuation model based upon assumptions that are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is calculated based on the Company’s annual dividend as of the option grant date. The expected volatility is derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the Company’s common stock. The expected term for options is based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term. There were no stock option grants during the three-month periods ended January 1, 2011 and January 2, 2010.
     The following table summarizes stock option activity for the three-month period ended January 1, 2011:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term -	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average	(in thousands)
Outstanding at October 2, 2010	847	$0.18	-	$20.27	$10.63
Granted	—	—	-	—	—
Expired	—	—	-	—	—
Exercised	—	—	-	—	—

Outstanding at January 1, 2011	847	0.18	-	20.27	10.63	7.09 years	$2,797

Vested and anticipated to vest in the future at January 1, 2011	828				10.64	7.06 years	2,734

Exercisable at January 1, 2011	461				11.28	5.78 years	1,530
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards (“RSAs”) which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants during the three-month periods ended January 1, 2011 and January 2, 2010. Amortization expense for restricted stock for the three-month periods ended January 1, 2011 and January 2, 2010 is as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2011	2010
Amortization expense	$66	$130
     As of January 1, 2011, the remaining unrecognized compensation cost related to unvested restricted stock awards was $100,000, which is expected to be recognized over a weighted average vesting period of 0.54 years.

     The following table summarizes restricted stock activity during the three-month period ended January 1, 2011:

Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2010	67	$13.37
Granted	—	—
Released	—	—

Balance, January 1, 2011	67	$13.37

     Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. There were no RSU grants during the three-month periods ended January 1, 2011 and January 2, 2010. Amortization expense for RSUs for the three-month periods ended January 1, 2011 and January 2, 2010 is as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2011	2010
Amortization expense	$246	$144
     As of January 1, 2011, the remaining unrecognized compensation cost related to unvested RSUs was $929,000, which is expected to be recognized over a weighted average vesting period of 1.61 years.
     The following table summarizes RSU activity during the three-month period ended January 1, 2011:

Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2010	239	$9.23
Granted	—	—
Released	—	—

Balance, January 1, 2011	239	$9.23

(6) Income Taxes
     The Company has recorded the following amounts for deferred income taxes and accrued income taxes on its consolidated balance sheet as of January 1, 2011: a current deferred tax asset (net of valuation allowance) of $2.6 million in prepaid expenses and other, a non-current deferred tax asset (net of valuation allowance) of $2.2 million in other assets, accrued non-current income taxes payable of $54,000 in other liabilities, and income taxes receivable of $1.3 million in prepaid expenses and other. As of January 1, 2011, the Company has $27.4 million of gross state operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire in 2017 to 2030. The Company has also recorded deferred tax assets for various state tax credits of $300,000, which will begin to expire in 2014 and principally expire in 2014 to 2019. The effective income tax rate for the three-month period ended January 1, 2011 was 34.1% compared with 43.4% in the same year-ago period as a result of the establishment of a valuation allowance against certain state NOLs and tax credits during the current year period and changes in permanent tax differences primarily related to stock-based compensation.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of January 1, 2011 and October 2, 2010, the Company recorded a valuation allowance of $728,000 and $461,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had been provided or determine that such utilization is more likely than not. The increase in the valuation allowance for the three-month period ended January 1, 2011 is primarily due to a change in the Company’s expectations regarding the future realization of deferred tax assets related to certain state NOLs and tax credits.
     The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments. The Company’s tax reserves reflect management’s judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of January 1, 2011, the Company had approximately $10,000 of gross unrecognized tax benefits classified in prepaid expenses and other and $33,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $32,000, if recognized, would reduce its income tax rate in future periods. The Company anticipates the gross unrecognized tax benefit of $10,000 will be resolved during the next twelve months.
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had accrued interest and penalties related to unrecognized tax benefits as of January 1, 2011 of $81,000.
     The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to fiscal year 2006 remain subject to examination together with certain state tax returns filed by the Company subsequent to fiscal year 2003. The Company’s 2007 fiscal year is currently under examination by the U.S. Internal Revenue Service (“IRS”). Additionally, the IRS is conducting a Joint Committee Review of the 2009 fiscal year return.
(7) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made a contribution of $68,000 to the Delaware Plan during the three-month period ended January 1, 2011 and expects to contribute an additional $100,000 during the remainder of the current fiscal year.
     Net periodic pension costs and related components for the Delaware Plan for the three-month periods ended January 1, 2011 and January 2, 2010 are as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2011	2010
Interest cost	$48	$52
Expected return on plan assets	(52)	(50)
Recognized net actuarial loss	58	49

Net periodic pension cost	$54	$51

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

     Net periodic benefit costs and related components for the SERPs for the three-month periods ended January 1, 2011 and January 2, 2010 are as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2011	2010
Service cost	$44	$41
Interest cost	71	70
Amortization of prior service cost	65	64

Net periodic benefit cost	$180	$175

(8) Long-Term Debt
     Revolving Credit Facility. On June 2, 2010, the Company and each of its wholly-owned subsidiaries entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to its revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides the Company with up to $75.0 million of financing on the credit facility to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. As of January 1, 2011, no borrowings were outstanding on the credit facility, $57.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $919,000.
     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the revolver are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.75% — 1.50% for index rate loans and 2.25% — 3.00% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for in the Credit Agreement. Based on the Company’s excess availability as of January 1, 2011, the applicable interest rate margins on the revolver were 0.75% for index rate loans and 2.25% for LIBOR loans.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the Credit Agreement.
     Financial Covenants
     The terms of the Credit Agreement require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million. As of January 1, 2011, the Company was in compliance with all of the financial covenants under the Credit Agreement.
     Negative Covenants
     In addition, the terms of the Credit Agreement restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of January 1, 2011, the Company was in compliance with all of the negative covenants under the Credit Agreement.
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
     Amortization of capitalized financing costs associated with the credit facility was $20,000 and $125,000 for the three-month periods ended January 1, 2011 and January 2, 2010, respectively. Accumulated amortization of capitalized financing costs was $4.0 million as of January 1, 2011 and October 2, 2010.
     Subordinated Note. As part of the consideration for purchasing certain of the assets of Ivy, on November 19, 2010 (the “Ivy Acquisition” — see Note 14 to the consolidated financial statements) the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note requires semi-annual interest payments in arrears, and annual principal payments payable on November 19th of each year during the period 2011 — 2015. The Note bears interest on the unpaid principal balance at a fixed rate of 6.00% per annum and is collateralized by certain of the real property and equipment acquired from Ivy. Based on the terms of the Note, the Company expects to make cash payments of approximately $405,000 for interest and no principal payments during fiscal 2011. As of January 1, 2011, $675,000 of the outstanding balance on the Note is recorded as the current portion of long-term debt on the Company’s consolidated balance sheet.
     As of January 1, 2011, the aggregate maturities of the Note are as follows:

Fiscal years(s)	(In thousands)
2012	$675
2013	675
2014	675
2015	5,737
2016	5,738

Total future maturities	$13,500
Less: Current portion	(675)

$12,825

     The scheduled principal payments will become immediately due and payable together with interest in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the Note. Additionally, there are certain non-financial covenants associated with the Note that require the Company to effect its corporate existence and all material rights and grant a perfected, first priority security interest in all of the real and personal property representing collateral for the Note. The terms of the Note provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan document, subject in certain cases to cure periods; certain events of bankruptcy or insolvency with respect to the Company; or a change of control of the Company. As of January 1, 2011, the Company was in compliance with all covenants under the Note.
(9) Earnings (Loss) Per Share
     Effective October 4, 2009, the Company adopted certain provisions of ASC Topic 260, Earnings Per Share, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company’s participating securities are its unvested restricted stock awards. As required under the provisions that were adopted, prior periods have been retrospectively adjusted. Because the Company’s unvested RSAs do not contractually participate in its losses, the Company has not allocated such losses to the unvested RSAs in computing basic earnings per share, using the two-class method, for the three-month periods ended January 1, 2011 and January 2, 2010.

     The computation of basic and diluted earnings per share attributable to common shareholders for the three-month periods ended January 1, 2011 and January 2, 2010 is as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands except per share amounts)	2011	2010
Loss from continuing operations	$(7,628)	$(1,123)
Less allocation to participating securities	—	—

Available to Insteel common shareholders	$(7,628)	$(1,123)

Loss from discontinued operations net of income taxes	$—	$(13)
Less allocation to participating securities	—	—

Available to Insteel common shareholders	$—	$(13)

Net loss	$(7,628)	$(1,136)
Less allocation to participating securities	—	—

Available to Insteel common shareholders	$(7,628)	$(1,136)

Basic weighted average shares outstanding	17,511	17,410
Dilutive effect of stock-based compensation	—	—

Diluted weighted average shares outstanding	17,511	17,410

Per share basic:
Loss from continuing operations	$(0.44)	$(0.07)
Loss from discontinued operations	—	—

Net loss	$(0.44)	$(0.07)

Per share diluted:
Loss from continuing operations	$(0.44)	$(0.07)
Loss from discontinued operations	—	—

Net loss	$(0.44)	$(0.07)

     Options and RSUs representing 697,000 and 365,000 shares for the three-month periods ended January 1, 2011 and January 2, 2010, respectively, were antidilutive and were not included in the diluted EPS calculation. Options, RSAs and RSUs representing 189,000 and 229,000 shares for the three-month periods ended January 1, 2011 and January 2, 2010, respectively, were not included in the diluted EPS calculation due to the net losses that were incurred.
(10) Share Repurchases
     On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of January 1, 2011, there was $24.9 million remaining available for future share repurchases under this authorization. No purchases of common stock were made during the three-month period ended January 1, 2011. During the three-month period ended January 2, 2010, the Company repurchased $6,400 or 552 shares of its common stock through restricted stock net-share settlements.

(11) Other Financial Data
     Balance sheet information:

	January 1,	October 2,
(In thousands)	2011	2010
Accounts receivable, net:
Accounts receivable	$24,484	$27,266
Less allowance for doubtful accounts	(2,128)	(2,296)

Total	$22,356	$24,970

Inventories, net:
Raw materials	$35,062	$23,817
Work in process	4,347	1,899
Finished goods	21,653	18,203

Total	$61,062	$43,919

Prepaid expenses and other:
Current deferred tax asset	$2,603	$2,612
Income taxes receivable	1,336	547
Capitalized financing costs, net	82	82
Other	940	690

Total	$4,961	$3,931

Other assets:
Cash surrender value of life insurance policies, net of loans $542 and $505	$4,736	$4,525
Non-current deferred tax assets	2,199	—
Capitalized financing costs, net	280	300
Other	368	272

Total	$7,583	$5,097

Property, plant and equipment, net:
Land and land improvements	$9,496	$5,571
Buildings	42,793	32,433
Machinery and equipment	118,004	97,813
Construction in progress	682	239

	170,975	136,056
Less accumulated depreciation	(79,454)	(77,403)

Total	$91,521	$58,653

Accrued expenses:
Salaries, wages and related expenses	$2,037	$1,210
Pension plan	1,249	1,263
Property taxes	906	846
Restructuring	662	—
Customer rebates	631	506
Legal settlement	600	600
Dividends payable	527	—
Worker’s compensation	524	683
Interest	95	—
Deferred revenues	—	321
Other	1,085	500

Total	$8,316	$5,929

Other liabilities:
Deferred compensation	$5,798	$5,688
Deferred income taxes	—	1,778
Other	54	55

Total	$5,852	$7,521

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
     On October 7, 2010, the Company participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. The parties dismissed the action in the Middle District of North Carolina on December 23, 2010, and the Ohio Court of Claims action was dismissed on January 21, 2011. Pursuant to the settlement agreement, which was approved by the Ohio Court of Claims on January 5, 2011, the parties have released each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, the Company reserved the remaining outstanding balance that it was owed by DSI and agreed to make a cash payment of $600,000 to ODOT. The Company believes the resolution of this matter will enable it to reinstate the commercial relationship with DSI that had existed prior to the initiation of the legal proceedings. The Company’s fourth quarter fiscal 2010 results reflect a pre-tax charge of $1.5 million relating to the net effect of the settlement.
     The Company is also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.
(14) Business Combination
     On November 19, 2010, the Company purchased certain of the assets and assumed certain of the liabilities of Ivy for a preliminary purchase price of approximately $51.1 million, consisting of $37.6 million of cash and a $13.5 million secured subordinated promissory note payable to Ivy (see Note 8 to the consolidated financial statements). Subsequent to the date of the Ivy Acquisition, the Company recorded a post-closing working capital adjustment of $280,000, which reduced the purchase price to $50.8 million, subject to certain additional post-closing adjustments.
     Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications. The Company believes the addition of Ivy’s facilities will enhance the Company’s competitiveness in its Northeast, Midwest and Florida markets, in addition to providing a platform to serve the West Coast markets more effectively. The assets purchased included Ivy’s production facilities in Arizona, Florida, Missouri and Pennsylvania; production equipment in Texas; and certain related inventories. In addition, the Company assumed certain of Ivy’s accounts payable and employee benefit obligations. The purchase price and the fair values assigned to the assets acquired and liabilities assumed are subject to adjustment. The Company expects to finalize the valuations and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

     Following is a summary of the Company’s preliminary allocation of the adjusted purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the Ivy Acquisition:

(In thousands)
Assets acquired:
Inventories	$20,585
Property, plant and equipment	37,211

Total assets acquired	$57,796

Liabilities assumed:
Accounts payable	$6,263
Accrued expenses	725

Total liabilities assumed	$6,988

Net assets acquired	$50,808

     The acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred (See Note 15 to the consolidated financial statements).
     For the three-month period ended January 1, 2011, net sales for the Ivy facilities were approximately $4.5 million following the acquisition. The actual amount of net sales specifically attributable to the Ivy Acquisition, however, cannot be quantified due to the integration activities that commenced following the Ivy Acquisition involving the transfer of business between the former Ivy facilities and the Company’s existing facilities. The Company has determined that the presentation of Ivy’s earnings for the three-month period ended January 1, 2011 is impractical due to the integration of Ivy’s operations into the Company following the acquisition.
     The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the Ivy Acquisition occurred at the beginning of fiscal 2010. The pro forma information reflects certain adjustments related to the Ivy Acquisition, including adjusted depreciation expense based on the fair value of the assets acquired, interest expense related to the secured subordinated promissory note payable and an appropriate adjustment in the current period for the acquisition-related costs. The pro forma information does not reflect any operating efficiencies or potential cost savings which may result from the Ivy Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the Ivy Acquisition occurred at the beginning of fiscal 2010, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the current and comparative prior year period are as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2011	2010
Net sales	$69,017	$60,355
Loss from continuing operations before income taxes	11,071	10,604
Net loss	7,211	6,480
(15) Restructuring Charges and Acquisition Costs
     Restructuring charges. Subsequent to the Ivy Acquisition, the Company’s management elected to proceed with the consolidation of certain of its welded wire operations, including the closure of facilities in Wilmington, Delaware and Houston, Texas, to reduce its operating costs. These actions were in response to the close proximity of Ivy’s facilities to the Company’s existing facilities in Hazleton, Pennsylvania and Dayton, Texas. The Houston plant closure was completed in December 2010 and the Wilmington plant closure is expected to be completed before the end of March 2011.
     During the three-month period ended January 1, 2011, the Company recorded $4.4 million of restructuring charges including $2.9 million for impairment charges related to the plant closures and the decommissioning of equipment, $1.0 million for employee separation costs associated with the plant closures and other staffing reductions, and $500,000 for the future lease obligations for the closed Houston facility. Substantially all of the cash payments related to these charges are expected to be made before the end of the current fiscal year.
     As of January 1, 2011, the Company recorded a liability of $1.1 million on the consolidated balance sheet for restructuring liabilities, including $465,000 in accounts payable and $662,000 in accrued expenses.

     Following is a summary of the restructuring activities and associated costs that were incurred during the three-month period ended January 1, 2011:

	Severance
	and other	Asset	Lease	Other
(In thousands)	employee costs	impairment	termination	costs	Total
Restructuring charges	$979	$2,868	$533	$10	$4,390
Cash payments	(310)		(75)	(10)	(395)
Non-cash charges	—	(2,868)	—	—	(2,868)

Liability as of January 1, 2011	$669	$—	$458	$—	$1,127

     The Company currently expects to incur approximately $2.0 million of additional restructuring charges for equipment relocation and employee separation costs over the remainder of the current fiscal year and that all cash payments related to the restructuring charges will be made before the end of the current fiscal year.
     Acquisition costs. During the three-month period ended January 1, 2011, the Company recorded $2.8 million of acquisition-related costs associated with the Ivy Acquisition for advisory, accounting, legal and other professional fees. The Company currently expects to incur approximately $400,000 of additional costs related to the Ivy Acquisition over the remainder of the current fiscal year and that all cash payments related to the Ivy Acquisition costs will be made before the end of the current fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended October 2, 2010, filed with the U.S. Securities and Exchange Commission. You should carefully review these risks and uncertainties.
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
     It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	potential difficulties that may be encountered in integrating the Ivy Acquisition into our existing business;

•
potential difficulties in realizing synergies, including reduced operating costs, with respect to the Ivy Acquisition and the cessation of operations at the Houston, Texas and Wilmington, Delaware facilities;

•	competitive and customer responses to our expanded business following the Ivy Acquisition;

•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential construction, particularly commercial construction, and the impact on demand for our products;

•
the timing of the resolution of a new multi-year federal transportation funding authorization and the magnitude of the infrastructure-related funding provided for that requires the use of our products;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 2, 2010 and in other filings that we make with the SEC.
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
     On November 19, 2010, we, through our wholly-owned subsidiary, Insteel Wire Products Company, purchased certain of the assets of Ivy for approximately $50.8 million, after giving effect to the post-closing working capital adjustment and subject to certain additional post-closing adjustments. Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications (see Note 14 to the consolidated financial statements). Among other assets, we acquired certain of Ivy’s inventories and its production facilities located in Hazleton, Pennsylvania; Jacksonville, Florida; Kingman, Arizona; and St. Joseph, Missouri, in addition to the production equipment located at the Houston, Texas facility. We also entered into a sublease with Ivy for the Houston, Texas facility.
     Following our exit from the industrial wire business (see Note 4 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.

Results of Operations
Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended
	January 1,		January 2,
	2011	Change	2010
Net sales	$52,306	27.0%	$41,201
Gross profit (loss)	(135)	N/M	1,742
Percentage of net sales	(0.3%)		4.2%
Selling, general and administrative expense	$4,168	11.4%	$3,742
Percentage of net sales	8.0%		9.1%
Acquisition costs	$2,750	N/M	$—
Restructuring charges	4,390	N/M	—
Interest expense	151	2.0%	148
Interest income	(13)	N/M	(12)
Effective income tax rate	34.1%		43.4%
Loss from continuing operations	$(7,628)	N/M	$(1,123)
Loss from discontinued operations	—	N/M	(13)
Net loss	(7,628)	N/M	(1,136)

     “N/M” = not meaningful
First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010
Net Sales
     Net sales for the first quarter of 2011 increased 27.0% to $52.3 million from $41.2 million in the same year-ago period. Shipments for the quarter increased 15.9% and average selling prices increased 9.5% from the prior year levels. The year-over-year increase in shipments resulted from the addition of the Ivy facilities together with higher sales at our existing facilities. The increase in sales for the current period is relative to severely depressed volumes in the prior year quarter resulting from the recessionary conditions in the economy and reduced level of construction activity.
Gross Profit (Loss)
     The gross loss for the first quarter of 2011 was $135,000, or (0.3%) of net sales, compared with gross profit of $1.7 million, or 4.2% of net sales in the same year-ago period. The gross profit in the prior year quarter included a pre-tax charge of $1.9 million for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market. The gross loss incurred during the current year period was due to reduced spreads between selling prices and raw material costs driven by the weak market conditions and competitive pricing pressures, and elevated unit conversion costs resulting from the seasonal slowdown and extended downtime at our facilities. Gross margins were also unfavorably impacted by the sale of the higher cost inventory acquired from Ivy that was valued at fair value in accordance with purchase accounting requirements.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2011 increased 11.4% to $4.2 million, or 8.0% of net sales from $3.7 million, or 9.1% of net sales in the same year-ago period primarily due to increases in staffing costs ($239,000) and other transition-related costs ($71,000) largely related to the Ivy Acquisition together with higher stock-based compensation expense ($52,000). These increases were partially offset by a reduction in legal expenses ($130,000) primarily due to the prior year costs associated with the PC strand trade cases.
Acquisition Costs
     Acquisition costs of $2.8 million were incurred during the first quarter of 2011 for advisory, accounting, legal and other professional fees directly related to the Ivy Acquisition. The accounting requirements for business combinations require that acquisition costs be expensed in the period in which they are incurred. We currently expect to incur approximately $400,000 of additional costs related to the Ivy Acquisition over the remainder of the fiscal year.
Restructuring Charges
     Restructuring charges of $4.4 million were recorded during the first quarter of 2011, including $2.9 million for impairment charges related to plant closures and the decommissioning of equipment, $1.0 million for employee separation costs associated with plant closures and other staffing reductions, and $500,000 for the future lease obligations for the closed Houston facility. The plant closure costs were associated with the planned consolidation of our Texas and Northeast operations, which involves the closure of facilities in Houston, Texas and Wilmington, Delaware, and relocation of the manufacturing to plants in Dayton, Texas and Hazelton, Pennsylvania, respectively. The employee separation costs were related to the plant closures and staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition. We currently expect to incur approximately $2.0 million of additional restructuring charges for equipment relocation and employee separation costs over the remainder of the fiscal year.
Interest Expense
     Interest expense for the first quarter of 2011 remained relatively unchanged compared to the same year-ago period as the additional interest expense related to the new secured subordinated promissory note associated with the Ivy Acquisition was offset by lower amortization of capitalized financing costs.
Income Taxes
     The effective income tax rate for the first quarter of 2011 decreased to 34.1% from 43.4% in the same year-ago period due to the establishment of a valuation allowance against certain state net operating losses and state tax credits that we do not expect to realize and changes in permanent tax differences primarily related to stock-based compensation.
Loss From Continuing Operations
     The loss from continuing operations for the first quarter of 2011 was $7.6 million, or $0.44 per share compared to $1.1 million, or $0.07 per share in the same year-ago period primarily due to the reduction in gross profit together with the acquisition costs and restructuring charges associated with the Ivy Acquisition.
Loss From Discontinued Operations
     There were no earnings or loss from discontinued operations for the first quarter of 2011 compared with a $13,000 loss in the same year-ago period, which had no effect on the net loss per share for either period. The prior year loss resulted from facility-related costs associated with the real estate held for sale of the discontinued industrial wire business, which was sold during the fourth quarter of 2010.
Net Loss
     The net loss for the first quarter of 2011 was $7.6 million, or $0.44 per share compared to $1.1 million, or $0.07 per share in the same year-ago period primarily due to the reduction in gross profit together with the acquisition costs and restructuring charges associated with the Ivy Acquisition.

Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)
Cash Flow Analysis

	Three Months Ended
	January 1,	January 2,
	2011	2010
Net cash used for operating activities of continuing operations	$(5,091)	$(9,771)
Net cash used for investing activities	(38,094)	(438)
Net cash provided by (used for) financing activities	37	(530)

Net cash used for operating activities of discontinued operations	—	(29)

Working capital	59,833	82,101
Long-term debt	12,825	—
Percentage of total capital	8.4%	—
Shareholders’ equity	$140,260	$145,894
Percentage of total capital	91.6%	100.0%
Total capital (total long-term debt + shareholders’ equity)	$153,085	$145,894
     Operating activities of continuing operations used $5.1 million of cash during the first quarter of 2011 compared to $9.8 million during the same period last year primarily due to the year-over-year change in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses, which provided $2.0 million in the current year while using $12.9 million in the same period last year. The cash provided by net working capital in the current year quarter was largely due to a decrease in accounts receivable resulting from the usual seasonal decline in shipments and a reduction in inventories due to lower raw material purchases. The cash used by net working capital in the prior year quarter was largely due to a $14.5 million decrease in accounts payable and accrued expenses resulting from reduced raw material purchases, which was partially offset by a $3.5 million decrease in accounts receivable due to the seasonal decline in shipments. The year-over-year improvement in the net working capital components was partially offset by the increase in our current period loss and the change in deferred taxes. Should the impact and duration of the current recessionary conditions in the construction sector persist, we may make additional adjustments in our operating activities, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.
     Investing activities used $38.1 million of cash during the first quarter of 2011 compared to $438,000 during the same period last year. The increase in cash used was primarily related to the Ivy Acquisition. Capital expenditures are expected to total less than $10.0 million for fiscal 2011. Our investing activities are largely discretionary, which gives us the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.
     Financing activities provided $37,000 of cash during the first quarter of 2011 while using $530,000 during the same period last year. The year-over-year change was primarily due to the quarterly cash dividend that was paid during the prior year quarter.
Credit Facilities
     On June 2, 2010, we and each of our wholly-owned subsidiaries entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to our revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides us with up to $75.0 million of financing on the credit facility to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. As of January 1, 2011, no borrowings were outstanding on the credit facility, $57.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $919,000.
     As part of the consideration for purchasing certain assets of Ivy on November 19, 2010 (See Note 14 to the consolidated financial statements), the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note requires semi-annual interest payments in arrears, and annual principal payments payable on November 19th of each year during the period 2011 - 2015. The Note bears interest on the unpaid principal balance at a fixed rate of 6.00% per annum and is collateralized by certain of the real property and equipment acquired from Ivy. Based on the terms of the Note, the Company expects to make cash payments of approximately $405,000 for interest and no principal payments during fiscal 2011.
     We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, and net cash generated by operating activities will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends, principal and interest payments on the Note and share repurchases, if any. We also expect to have access to the amounts available under our revolving credit facility as required. However, further deterioration in general economic conditions and in the construction sector could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Our operating cash flows could also be unfavorably impacted by unanticipated cash requirements arising in connection with the Ivy Acquisition. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.
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
Impact of Inflation
     We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2010, our ability to fully recover higher wire rod prices was mitigated by competitive pricing pressures resulting from the ongoing weakness in demand. During the first quarter of 2011, inflation did not have a material impact on our sales or earnings.
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
Contractual Obligations
     Except for the Note (see Note 8 to our consolidated financial statements herein for the debt maturity schedule), there have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of October 2, 2010 other than those which occur in the ordinary course of business.
Critical Accounting Policies
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our discussion and analysis of our financial condition and results of operations are based on these financial statements. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.
     Following is a discussion of our most critical accounting policies, which are those that are both important to the depiction of our financial condition and results of operations and that require judgments, assumptions and estimates.
     Revenue recognition. We recognize revenue from product sales when products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and are thus excluded from revenue.
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
     For 2010, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2011. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.
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
     Assumed discount rates and rates of return on plan assets are reevaluated annually. Changes in these assumptions can result in the recognition of materially different pension costs over different periods and materially different asset and liability amounts in our consolidated financial statements. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. In addition, an actual return on plan assets for a given year that is greater than the assumed return on plan assets results in an actuarial gain, while an actual return on plan assets that is less than the assumed return results in an actuarial loss. Other actual outcomes that differ from previous assumptions, such as individuals living longer or shorter lives than assumed in the mortality tables that are also used to determine the actuarially-determined present value of estimated future benefit payments, changes in such mortality tables themselves or plan amendments will also result in actuarial losses or gains. Under accounting principles generally accepted in the United States, actuarial gains and losses are deferred and amortized into income over future periods based upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees). However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative unamortized actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative unamortized actuarial gains.
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
     We currently expect net periodic pension costs for both plans to total $935,000 during 2011. Cash contributions to the Delaware Plan are expected to total $168,000 during 2011. Contributions to the SERPs are expected to total $244,000 during 2011, matching the required benefit payments.
Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update that clarified the guidance provided in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, regarding the disclosure requirements for the pro forma presentation of revenue and earnings related to a business combination. We elected to early adopt this guidance during the first quarter of fiscal 2011.

Outlook
     Our visibility for business conditions through the remainder of fiscal 2011 is clouded by the continued uncertainty regarding future economic conditions and the prospects for a pronounced recovery in the employment market, the availability of financing in the credit markets and the timing and magnitude of the next federal transportation funding authorization. We expect nonresidential construction, our primary demand driver, to remain at depressed levels particularly for commercial projects which have been the most severely impacted by the economic downturn. We believe the favorable impact from the infrastructure-related funding provided for under the American Recovery and Reinvestment Act has largely been mitigated by the project mix, which is skewed towards pavement resurfacing and repairs that do not require the use of our products together with reduced spending at the state and local government level. We expect that residential construction will remain weak, but gradually improve over the course of the year, favorably impacting shipments to customers that have greater exposure to the housing sector.
     In spite of the ongoing weakness in market conditions, prices for our primary raw material, hot-rolled steel wire rod, have spiked higher since December 2010 driven by the sharp escalation in scrap costs for steel producers. Although we have announced price increases for our products to recover these additional costs, the net impact on margins is uncertain at this time.
     In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. As we move into the second half of the year, we expect the Ivy Acquisition will begin to have a favorable financial impact through the anticipated operational synergies and the completion of our transition and integration activities. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to evaluate potential acquisitions in our existing businesses that further our penetration in current markets served or expand our geographic footprint.

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
Commodity Prices
     We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of fiscal 2011, a 10% increase in the price of steel wire rod would have resulted in a $3.7 million decrease in our pre-tax earnings for the quarter ended January 1, 2011 (assuming there was not a corresponding change in our selling prices).
Interest Rates
     Although the interest rate on our Note is fixed and we did not have any balances outstanding on our revolving credit facility as of January 1, 2011, future borrowings under the facility would be sensitive to changes in interest rates.

Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of January 1, 2011.

Item 4.	Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 1, 2011. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On October 7, 2010, we participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. The parties dismissed the action in the Middle District of North Carolina on December 23, 2010, and the Ohio Court of Claims action was dismissed on January 21, 2011. Pursuant to the settlement agreement, which was approved by the Ohio Court of Claims on January 5, 2011, the parties have released each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, we reserved the remaining outstanding balance that was owed to us by DSI and agreed to make a cash payment of $600,000 to ODOT. We believe the resolution of this matter will enable us to reinstate the commercial relationship with DSI that had existed prior to the initiation of the legal proceedings. Our fourth quarter fiscal 2010 results reflect a pre-tax charge of $1.5 million relating to the net effect of the settlement.
     We are also involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
     There were no material changes during the quarter ended January 1, 2011 from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2010. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 2, 2010, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock, which was scheduled to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of January 1, 2011, there was $24.9 million remaining available for future share repurchases under this authorization. We did not repurchase any of our common stock under the repurchase program or otherwise during the three-month period ended January 1, 2011.

Item 6.	Exhibits

10.1
Asset Purchase Agreement between Insteel Wire Products Company and Ivy Steel & Wire, Inc. dated as of November 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2010).

10.2
Subordinated Secured Term Note dated as of November 19, 2010, made and delivered by Insteel Wire Products Company in favor of Ivy Steel & Wire, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2010).

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

INSTEEL INDUSTRIES, INC. Registrant
Date: February 8, 2011	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1
Asset Purchase Agreement between Insteel Wire Products Company and Ivy Steel & Wire, Inc. dated as of November 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2010).

10.2
Subordinated Secured Term Note dated as of November 19, 2010, made and delivered by Insteel Wire Products Company in favor of Ivy Steel & Wire, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2010).

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