Form 10-Q
period 2011-07-02
INSTEEL INDUSTRIES INC
filed 2011-07-28
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2011
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
     The number of shares outstanding of the registrant’s common stock as of July 27, 2011 was 17,615,200.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	$98,579	$61,956	$237,818	$155,425
Cost of sales	86,050	54,266	213,821	137,841
Inventory write-downs	—	—	—	1,933

Gross profit	12,529	7,690	23,997	15,651
Selling, general and administrative expense	4,947	4,317	13,638	12,241
Restructuring charges	1,970	—	8,573	—
Acquisition costs	—	—	3,518	—
Bargain purchase gain	—	—	(500)	—
Other income, net	(27)	(2)	(96)	(252)
Interest expense	260	116	664	411
Interest income	(18)	(45)	(37)	(71)

Earnings (loss) from continuing operations before income taxes	5,397	3,304	(1,763)	3,322
Income taxes	1,747	1,680	(404)	1,177

Earnings (loss) from continuing operations	3,650	1,624	(1,359)	2,145
Loss from discontinued operations net of income taxes of $- , ($12), $- and ($26)	—	(19)	—	(42)

Net earnings (loss)	$3,650	$1,605	$(1,359)	$2,103

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$0.21	$0.09	$(0.08)	$0.12
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.21	$0.09	$(0.08)	$0.12

Diluted:
Earnings (loss) from continuing operations	$0.20	$0.09	$(0.08)	$0.12
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.20	$0.09	$(0.08)	$0.12

Cash dividends declared	$0.03	$0.03	$0.09	$0.09

Weighted average shares outstanding
Basic	17,587	17,492	17,550	17,454

Diluted	17,855	17,695	17,550	17,661

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 2,	October 2,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,009	$45,935
Accounts receivable, net	43,691	24,970
Inventories, net	70,454	43,919
Other current assets	5,699	3,931

Total current assets	121,853	118,755
Property, plant and equipment, net	90,018	58,653
Other assets	6,077	5,097

Total assets	$217,948	$182,505

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$41,952	$20,689
Accrued expenses	8,267	5,929
Current portion of long-term debt	675	—
Current liabilities of discontinued operations	—	210

Total current liabilities	50,894	26,828
Long-term debt	12,825	—
Other liabilities	7,381	7,521
Long-term liabilities of discontinued operations	—	280
Commitments and contingencies
Shareholders’ equity:
Common stock	17,615	17,579
Additional paid-in capital	47,828	45,950
Retained earnings	83,714	86,656
Accumulated other comprehensive loss	(2,309)	(2,309)

Total shareholders’ equity	146,848	147,876

Total liabilities and shareholders’ equity	$217,948	$182,505

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 2,	July 3,
	2011	2010
Cash Flows From Operating Activities:
Net earnings (loss)	$(1,359)	$2,103
Loss from discontinued operations	—	42

Earnings (loss) from continuing operations	(1,359)	2,145
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	7,062	5,230
Amortization of capitalized financing costs	61	342
Stock-based compensation expense	1,898	1,604
Asset impairment charges	4,135	—
Inventory write-downs	—	1,933
Excess tax benefits from stock-based compensation	(81)	(3)
Loss (gain) on sale of property, plant and equipment	(10)	13
Deferred income taxes	(474)	(439)
Gain from life insurance proceeds	(357)	—
Increase in cash surrender value of life insurance policies over premiums paid	(357)	(10)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(18,721)	(7,167)
Inventories	(5,950)	(5,206)
Accounts payable and accrued expenses	15,587	83
Other changes	(1,529)	14,167

Total adjustments	1,264	10,547

Net cash provided by (used for) operating activities — continuing operations	(95)	12,692
Net cash used for operating activities — discontinued operations	—	(73)

Net cash provided by (used for) operating activities	(95)	12,619

Cash Flows From Investing Activities:
Acquisition of business	(37,308)	—
Capital expenditures	(6,292)	(1,249)
Proceeds from life insurance claims	1,063	—
Proceeds from sale of property, plant and equipment	164	—
Increase in cash surrender value of life insurance policies	(460)	(440)
Proceeds from surrender of life insurance policies	19	—

Net cash used for investing activities — continuing operations	(42,814)	(1,689)

Net cash used for investing activities	(42,814)	(1,689)

Cash Flows From Financing Activities:
Proceeds from long-term debt	12,607	231
Principal payments on long-term debt	(12,607)	(231)
Financing costs	—	(395)
Cash received from exercise of stock options	21	140
Excess tax benefits from stock-based compensation	81	3
Cash dividends paid	(1,055)	(1,580)
Other	(64)	(30)

Net cash used for financing activities — continuing operations	(1,017)	(1,862)

Net cash used for financing activities	(1,017)	(1,862)

Net increase (decrease) in cash and cash equivalents	(43,926)	9,068
Cash and cash equivalents at beginning of period	45,935	35,102

Cash and cash equivalents at end of period	$2,009	$44,170

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$439	$69
Income taxes, net	654	186
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	7	197
Declaration of cash dividends to be paid	528	—
Restricted stock surrendered for withholding taxes payable	86	52
Note payable issued as consideration for business acquired	13,500	—
Post-closing purchase price adjustment for business acquired	500	—
See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 2, 2010	17,579	$17,579	$45,950	$86,656	$(2,309)	$147,876

Comprehensive loss:
Net loss				(1,359)		(1,359)

Comprehensive loss						(1,359)
Stock options exercised	13	13	8			21
Vesting of restricted stock units	30	30	(30)			—
Compensation expense associated with stock-based plans			1,898			1,898
Excess tax benefits from stock-based compensation			81			81
Restricted stock surrendered for withholding taxes payable	(7)	(7)	(79)			(86)
Cash dividends declared				(1,583)		(1,583)

Balance at July 2, 2011	17,615	$17,615	$47,828	$83,714	$(2,309)	$146,848

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The October 2, 2010 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended October 2, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the nine-month period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2011 or future periods.
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
(2) Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update that amends the guidance provided in Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, by requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update will be effective for the Company’s first quarter of fiscal 2013.
     In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update will be effective for the Company’s second quarter of fiscal 2012. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
     In December 2010, the FASB issued an update that clarifies the guidance provided in ASC Topic 805, Business Combinations, regarding the disclosure requirements for the pro forma presentation of revenue and earnings related to a business combination. The Company elected to early adopt this guidance during the first quarter of fiscal 2011.
(3) Business Combination
     On November 19, 2010, the Company purchased certain of the assets and assumed certain of the liabilities of Ivy for a preliminary purchase price of approximately $51.1 million, consisting of $37.6 million of cash and a $13.5 million secured subordinated promissory note payable to Ivy (see Note 10 to the consolidated financial statements) (the “Ivy Acquisition”). Subsequent to the date of the Ivy Acquisition, the Company recorded $780,000 of post-closing adjustments which reduced the final adjusted purchase price to $50.3 million.

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
     Following the Ivy Acquisition, net sales for the Ivy facilities for the three- and nine-month periods ended July 2, 2011 were approximately $26.8 million and $50.2 million, respectively. The actual amount of net sales specifically attributable to the Ivy Acquisition, however, cannot be quantified due to the integration actions that have been taken by the Company involving the transfer of business between the former Ivy facilities and the Company’s existing facilities. The Company has determined that the presentation of Ivy’s earnings for the three- and nine-month periods ended July 2, 2011 is impractical due to the integration of Ivy’s operations into the Company following the Ivy Acquisition.
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

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010
Net sales	$98,579	$91,146	$254,529	$226,524
Earnings (loss) from continuing operations before income taxes	5,397	694	(1,003)	(12,758)
Net earnings (loss)	3,650	32	(786)	(8,334)
(4) Restructuring Charges and Acquisition Costs
     Restructuring charges. Subsequent to the Ivy Acquisition, the Company elected to consolidate certain of its welded wire reinforcement operations in order to reduce its operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to the Company’s existing facilities in Wilmington, Delaware and Dayton, Texas. The Houston plant closure was completed in December 2010 and the Wilmington plant closure was completed in May 2011.
     Following is a summary of the restructuring activities and associated costs that were incurred during the nine-month period ended July 2, 2011:

	Severance
	and other	Asset	Facility	Equipment
(In thousands)	employee costs	impairment	closure costs	relocation	Total
Restructuring charges	$979	$2,868	$533	$10	$4,390
Cash payments	(310)	—	(75)	(10)	(395)
Non-cash charges	—	(2,868)	—	—	(2,868)

Liability as of January 1, 2011	$669	$—	$458	$—	$1,127

Restructuring charges	1,176	584	224	229	2,213
Cash payments	(1,486)	—	(367)	(145)	(1,998)
Non-cash charges	—	(584)	—	—	(584)

Liability as of April 2, 2011	$359	$—	$315	$84	$758

Restructuring charges	118	683	615	554	1,970
Cash payments	(152)	—	(758)	(579)	(1,489)
Non-cash charges	—	(683)	—	—	(683)

Liability as of July 2, 2011	$325	$—	$172	$59	$556

     As of July 2, 2011, the Company recorded a liability of $556,000 on its consolidated balance sheet for restructuring liabilities, including $59,000 in accounts payable and $497,000 in accrued expenses. The Company currently expects to incur approximately $1.0 million of additional restructuring charges in connection with the remaining anticipated equipment relocation and facility closure costs through the first quarter of fiscal 2012 and that substantially all of the cash payments related to the restructuring charges will be made before the end of the first quarter of fiscal 2012.
     Acquisition costs. During the nine-month period ended July 2, 2011, the Company recorded $3.5 million of acquisition-related costs associated with the Ivy Acquisition for advisory, accounting, legal and other professional fees. The Company did not record any acquisition costs during the three-month period ended July 2, 2011 and does not expect to incur any additional acquisition costs related to the Ivy Acquisition over the remainder of the fiscal year.
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
     As of July 2, 2011, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

		Quoted Prices
		in Active	Observable
		Markets	Inputs
(In thousands)	Total	(Level 1)	(Level 2)
Current assets:
Cash equivalents	$3,540	$3,540	$—

Other assets:
Cash surrender value of life insurance policies	4,676	—	4,676

Total	$8,216	$3,540	$4,676

     Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of the Company’s cash equivalents, which consist of investments in money market funds, approximates fair value due to their short maturities. Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of July 2, 2011.
     As of July 2, 2011, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities acquired from Ivy (see Note 3 to the consolidated financial statements) that were acquired at fair value. The carrying amount for accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. The Company believes that the carrying amount of the $13.5 million secured subordinated promissory note payable to Ivy approximates fair value based on comparable debt with similar terms, conditions and proximity to the issuance date, which would be considered a level 2 input.
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

(7) Stock-Based Compensation
     Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of July 2, 2011, there were 277,000 shares available for future grants under the plans.
     Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010
Stock options:
Compensation expense	$266	$214	$773	$695
Excess tax benefits	—	6	81	3
     As of July 2, 2011, the remaining unamortized compensation cost related to unvested stock option awards was $537,000, which is expected to be recognized over a weighted average period of 1.32 years.
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
     The estimated fair value of stock options granted during the nine-month periods ended July 2, 2011 and July 3, 2010 was $5.86 and $4.62, respectively, based on the following assumptions:

	Nine Months Ended
	July 2,	July 3,
	2011	2010
Risk-free interest rate	2.40%	2.69%
Dividend yield	0.97%	1.29%
Expected volatility	56.49%	60.68%
Expected term (in years)	5.11	5.71

     The following table summarizes stock option activity for the nine-month period ended July 2, 2011:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term -	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average	(in thousands)
Outstanding at October 2, 2010	847	$0.18	-	$20.27	$10.63
Granted	77	12.43	-	12.43	12.43
Expired	—	—	-	—	—
Forfeited	(10)	11.15	-	11.15	11.15
Exercised	(13)	1.06	-	7.55	1.60

Outstanding at July 2, 2011	901	0.18	-	20.27	10.91	6.95 years	$2,335

Vested and anticipated to vest in the future at July 2, 2011	883				10.92	6.91 years	2,294

Exercisable at July 2, 2011	560				11.16	5.85 years	1,574
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards (“RSAs”) which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants during the three- and nine-month periods ended July 2, 2011 and July 3, 2010. Amortization expense for restricted stock for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010
Amortization expense	$33	$96	$149	$364
     As of July 2, 2011, the remaining unrecognized compensation cost related to unvested restricted stock awards was $17,000, which is expected to be recognized over a weighted average vesting period of 0.13 years.
     During the nine-month periods ended July 2, 2011 and July 3, 2010, 40,580 and 26,620 shares, respectively, of employee restricted stock awards vested. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the respective employee’s minimum tax obligation. A total of 6,757 and 5,225 shares were withheld during the nine-month periods ended July 2, 2011 and July 3, 2010, respectively, to satisfy employees’ minimum tax obligations.
     The following table summarizes restricted stock activity during the nine-month period ended July 2, 2011:

		Weighted
	Restricted	Average
	Stock Awards	Grant Date
(Share amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2010	67	$13.37
Granted	—	—
Released	(40)	11.15

Balance, July 2, 2011	27	$16.69

     Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and amortization expense for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010
Restricted stock unit grants:
Units	19	—	71	78
Market value	$276	$—	$928	$732
Amortization expense	417	193	976	545
     As of July 2, 2011, the remaining unrecognized compensation cost related to unvested RSUs was $1.1 million, which is expected to be recognized over a weighted average vesting period of 1.43 years.
     The following table summarizes RSU activity during the nine-month period ended July 2, 2011:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2010	239	$9.23
Granted	71	12.99
Released	(30)	9.39

Balance, July 2, 2011	280	$10.17

(8) Income Taxes
     The Company has recorded the following amounts for deferred income taxes and accrued income taxes on its consolidated balance sheet as of July 2, 2011: a current deferred tax asset (net of valuation allowance) of $2.6 million in other current assets, a non-current deferred tax liability of $1.3 million in other liabilities, accrued non-current income taxes payable of $55,000 in other liabilities, and income taxes receivable of $1.3 million in other current assets. As of July 2, 2011, the Company has $27.3 million of gross state operating loss carryforwards (“NOLs”) that principally expire during 2017 to 2030. The Company has also recorded deferred tax assets for various state tax credits of $300,000, which principally expire during 2014 to 2019. The effective income tax rate for the three-month period ended July 2, 2011 was 32.4% compared with 50.8% in the same year-ago period as a result of changes in permanent book versus tax differences together with $150,000 of net reserves that were recorded in the prior year period for known tax exposures.
     The realization of the Company’s deferred income tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred income tax assets to the extent that it no longer believes it is more likely than not they will be fully utilized. As of July 2, 2011 and October 2, 2010, the Company recorded a valuation allowance of $708,000 and $461,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had been provided or determine that such utilization is more likely than not. The increase in the valuation allowance for the nine-month period ended July 2, 2011 is primarily due to a change in the Company’s expectations regarding the future realization of deferred tax assets related to certain state NOLs and tax credits.
     The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments. The Company’s tax reserves reflect management’s judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of July 2, 2011, the Company had approximately $15,000 of gross unrecognized tax benefits classified in other current assets and $33,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $37,000, if recognized, would reduce its income tax rate in future periods. The Company anticipates the gross unrecognized tax benefit of $15,000 will be resolved within the next twelve months.
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of July 2, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $91,000.

     The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and certain state tax returns filed by the Company subsequent to fiscal year 2007 remain subject to examination together with certain state tax returns filed by the Company subsequent to fiscal year 2003.
(9) Employee Benefit Plans
     Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $33,000 and $444,000 to the Delaware Plan during the three- and nine-month periods ended July 2, 2011, respectively, and expects to contribute an additional $34,000 during the remainder of the current fiscal year.
     In February 2011, as part of the planned closure of the Wilmington, Delaware facility, the Company amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded in the second quarter of this fiscal year and is included within the restructuring charges for the nine-month period ended July 2, 2011.
     Net periodic pension costs and related components for the Delaware Plan for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010
Interest cost	$48	$52	$144	$156
Expected return on plan assets	(52)	(50)	(156)	(150)
Recognized net actuarial loss	58	49	174	147

Net periodic pension cost	$54	$51	$162	$153

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
     Net periodic benefit costs and related components for the SERPs for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010
Service cost	$44	$41	$132	$123
Interest cost	71	70	213	210
Amortization of prior service cost	65	64	195	192

Net periodic benefit cost	$180	$175	$540	$525

(10) Long-Term Debt
     Revolving Credit Facility. On June 2, 2010, the Company and each of its wholly-owned subsidiaries entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to its revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides the Company with up to $75.0 million of financing on the credit facility to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. As of July 2, 2011, no borrowings were outstanding on the credit facility, $73.9 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.

     Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the revolver are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.75% — 1.50% for index rate loans and 2.25% — 3.00% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for in the Credit Agreement. Based on the Company’s excess availability as of July 2, 2011, the applicable interest rate margins on the revolver were 0.75% for index rate loans and 2.25% for LIBOR loans.
     The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the Credit Agreement.
     Financial Covenants
     The terms of the Credit Agreement require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million. As of July 2, 2011, the Company was in compliance with all of the financial covenants under the Credit Agreement.
     Negative Covenants
     In addition, the terms of the Credit Agreement restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of July 2, 2011, the Company was in compliance with all of the negative covenants under the Credit Agreement.
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
     Amortization of capitalized financing costs associated with the credit facility was $20,000 and $93,000 for the three-month periods ended July 2, 2011 and July 3, 2010, respectively, and $61,000 and $342,000 for the nine-month periods ended July 2, 2011 and July 3, 2010, respectively. Accumulated amortization of capitalized financing costs was $4.1 million and $4.0 million as of July 2, 2011 and October 2, 2010, respectively.
     Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 (see Note 3 to the consolidated financial statements) the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note requires semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 — 2015. The Note bears interest on the unpaid principal balance at a fixed rate of 6.00% per annum and is collateralized by certain of the real property and equipment acquired from Ivy. Based on the terms of the Note, the Company expects to make cash payments of approximately $335,000 for interest and no principal payments during fiscal 2011. As of July 2, 2011, $675,000 of the outstanding balance on the Note is recorded as the current portion of long-term debt on the Company’s consolidated balance sheet.

     As of July 2, 2011, the aggregate maturities of the Note are as follows:

Fiscal years(s)	(In thousands)

2012	$675
2013	675
2014	675
2015	5,737
2016	5,738

Total future maturities	$13,500
Less: Current portion	(675)

$12,825

     The scheduled principal payments will become immediately due and payable together with interest in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the Note. Additionally, there are certain non-financial covenants associated with the Note that require the Company to effect its corporate existence and all material rights and grant a perfected, first priority security interest in all of the real and personal property representing collateral for the Note. The terms of the Note provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan document, subject in certain cases to cure periods; certain events of bankruptcy or insolvency with respect to the Company; or a change of control of the Company. As of July 2, 2011, the Company was in compliance with all of the covenants under the Note.
(11) Earnings (Loss) Per Share
     Effective October 4, 2009, the Company adopted certain provisions of ASC Topic 260, Earnings Per Share, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company’s participating securities are its unvested RSAs. Because the Company’s unvested RSAs do not contractually participate in its losses, the Company has not allocated such losses to the unvested RSAs in computing basic earnings per share, using the two-class method, for the nine-month period ended July 2, 2011.
     The computations of basic and diluted earnings (loss) per share attributable to common shareholders for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands except per share amounts)	2011	2010	2011	2010
Earnings (loss) from continuing operations	$3,650	$1,624	$(1,359)	$2,145
Less allocation to participating securities	(6)	(8)	—	(12)

Available to Insteel common shareholders	$3,644	$1,616	$(1,359)	$2,133

Loss from discontinued operations net of income taxes	$—	$(19)	$—	$(42)
Less allocation to participating securities	—	—	—	—

Available to Insteel common shareholders	$—	$(19)	$—	$(42)

Net earnings (loss)	$3,650	$1,605	$(1,359)	$2,103
Less allocation to participating securities	(6)	(8)	—	(12)

Available to Insteel common shareholders	$3,644	$1,597	$(1,359)	$2,091

Basic weighted average shares outstanding	17,587	17,492	17,550	17,454
Dilutive effect of stock-based compensation	268	203	—	207

Diluted weighted average shares outstanding	17,855	17,695	17,550	17,661

Per share basic:
Earnings (loss) from continuing operations	$0.21	$0.09	$(0.08)	$0.12
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.21	$0.09	$(0.08)	$0.12

Per share diluted:
Earnings (loss) from continuing operations	$0.20	$0.09	$(0.08)	$0.12
Loss from discontinued operations	—	—	—	—

Net earnings (loss)	$0.20	$0.09	$(0.08)	$0.12

     Options and RSUs representing 348,000 and 465,000 shares for the three-month periods ended July 2, 2011 and July 3, 2010, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options and RSUs representing 496,000 and 486,000 shares for the nine-month periods ended July 2, 2011 and July 3, 2010, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options, RSAs and RSUs representing 236,000 shares for the nine-month period ended July 2, 2011 were not included in the diluted earnings per share calculation due to the net losses that were incurred.
(12) Share Repurchases
     On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of July 2, 2011, there was $24.8 million remaining available for future share repurchases under this authorization. No purchases of common stock were made during the three-month periods ended July 2, 2011 and July 3, 2010. During the nine-month periods ended July 2, 2011 and July 3, 2010, the Company repurchased $86,000 or 6,757 shares and $51,000 or 5,225 shares, respectively, of its common stock through restricted stock net-share settlements.

(13) Other Financial Data
     Balance sheet information:

	July 2,	October 2,
(In thousands)	2011	2010
Accounts receivable, net:
Accounts receivable	$44,513	$27,266
Less allowance for doubtful accounts	(822)	(2,296)

Total	$43,691	$24,970

Inventories, net:
Raw materials	$39,782	$23,817
Work in process	3,782	1,899
Finished goods	26,890	18,203

Total	$70,454	$43,919

Other current assets:
Current deferred tax asset	$2,625	$2,612
Income taxes receivable	1,315	547
Capitalized financing costs, net	82	82
Other	1,677	690

Total	$5,699	$3,931

Other assets:
Cash surrender value of life insurance policies, net of loans of $446 and $505	$4,676	$4,525
Assets held for sale	794	—
Capitalized financing costs, net	239	300
Other	368	272

Total	$6,077	$5,097

Property, plant and equipment, net:
Land and land improvements	$8,586	$5,571
Buildings	40,763	32,433
Machinery and equipment	119,493	97,813
Construction in progress	603	239

	169,445	136,056
Less accumulated depreciation	(79,427)	(77,403)

Total	$90,018	$58,653

Accrued expenses:
Salaries, wages and related expenses	$2,070	$1,210
Pension plan	1,321	1,263
Deferred revenues	1,143	321
Property taxes	836	846
Customer rebates	592	506
Dividends payable	529	—
Restructuring	497	—
Worker’s compensation	333	683
Interest	164	—
Legal settlement	—	600
Other	782	500

Total	$8,267	$5,929

Other liabilities:
Deferred compensation	$6,009	$5,688
Deferred income taxes	1,317	1,778
Other	55	55

Total	$7,381	$7,521

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
     On October 7, 2010, the Company participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. The parties dismissed the action in the Middle District of North Carolina on December 23, 2010, and the Ohio Court of Claims action was dismissed on January 21, 2011. Pursuant to the settlement agreement, which was approved by the Ohio Court of Claims on January 5, 2011, the parties have released each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, the Company reserved the remaining outstanding balance that it was owed by DSI and agreed to make a cash payment of $600,000 to ODOT. In the second quarter of fiscal 2011, the Company paid $600,000 to ODOT and wrote off the DSI receivables against the previously established reserve. The resolution of this matter has enabled the Company to reinstate its commercial relationship with DSI that had existed prior to the initiation of the legal proceedings. The Company’s fourth quarter fiscal 2010 results reflect a pre-tax charge of $1.5 million relating to the net effect of the settlement.
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

     It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:
•	potential difficulties that may be encountered in integrating the Ivy Acquisition into our existing business;

•	potential difficulties in realizing synergies, including reduced operating costs, with respect to the Ivy Acquisition;

•	competitive and customer responses to our expanded business following the Ivy Acquisition;

•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential construction, particularly commercial construction, and the impact on demand for our products;

•	the duration and magnitude of a new federal transportation funding authorization and the amount of infrastructure-related funding provided for that requires the use of our products;

•	the severity and duration of the downturn in residential construction activity and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 2, 2010 and in other filings that we make with the SEC.
Overview
     Insteel Industries, Inc. is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market PC strand and welded wire reinforcement, including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives who are our employees. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic reach.
     On November 19, 2010, we, through our wholly-owned subsidiary, Insteel Wire Products Company, purchased certain of the assets of Ivy for approximately $50.3 million, after giving effect to post-closing adjustments. Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications (see Note 3 to the consolidated financial statements). Among other assets, we acquired certain of Ivy’s inventories and its production facilities located in Pennsylvania, Florida, Arizona and Missouri, in addition to the production equipment located at a leased facility in Texas. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our welded wire reinforcement operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.
     Following our exit from the industrial wire business (see Note 6 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products. The results of operations for the industrial wire products business have been reported as discontinued operations for all periods presented.
Results of Operations
Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	July 2,		July 3,	July 2,		July 3,
	2011	Change	2010	2011	Change	2010
Net sales	$98,579	59.1%	$61,956	$237,818	53.0%	$155,425
Gross profit	12,529	62.9%	7,690	23,997	53.3%	15,651
Percentage of net sales	12.7%		12.4%	10.1%		10.1%
Selling, general and administrative expense	$4,947	14.6%	$4,317	$13,638	11.4%	$12,241
Percentage of net sales	5.0%		7.0%	5.7%		7.9%
Restructuring charges	$1,970	N/M	$—	$8,573	N/M	$—
Acquisition costs	—	N/M	—	3,518	N/M	—
Bargain purchase gain	—	N/M	—	(500)	N/M	—
Interest expense	260	124.1%	116	664	61.6%	411
Interest income	(18)	(60.0%)	(45)	(37)	(47.9%)	(71)
Effective income tax rate	32.4%		50.8%	22.9%		35.4%
Earnings (loss) from continuing operations	$3,650	124.8%	$1,624	$(1,359)	N/M	$2,145
Loss from discontinued operations	—	N/M	(19)	—	N/M	(42)
Net earnings (loss)	3,650	127.4%	1,605	(1,359)	N/M	2,103

“N/M” = not meaningful
Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010
Net Sales
     Net sales for the third quarter of 2011 increased 59.1% to $98.6 million from $62.0 million in the same year-ago period. Shipments for the quarter increased 41.9% and average selling prices increased 12.1% from the prior year levels. The increase in shipments was primarily due to the addition of the Ivy facilities in the current fiscal year. The increase in average selling prices was driven by price increases that were implemented during the current year to recover higher raw material costs. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in the construction industry.
Gross Profit
     Gross profit for the third quarter of 2011 was $12.5 million, or 12.7% of net sales, compared with $7.7 million, or 12.4% of net sales, in the same year-ago period. The year-over-year improvement was primarily due to the addition of the Ivy facilities in the current fiscal year together with higher spreads between average selling prices and raw material costs. Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2011 increased 14.6% to $4.9 million, or 5.0% of net sales from $4.3 million, or 7.0% of net sales in the same year-ago period primarily due to staffing increases largely related to the Ivy Acquisition ($280,000) together with higher employee benefit costs ($248,000), stock-based compensation expense ($182,000), travel expense ($87,000) and depreciation ($66,000). The increase in employee benefit costs was primarily due to higher employee medical expense during the current year period. These increases were partially offset by the change in the cash surrender of life insurance policies ($300,000), which increased $26,000 in the current year period and decreased $274,000 in the prior year period due to the related changes in the value of the underlying investments, and a reduction in legal expenses ($124,000) primarily due to the prior year costs associated with the PC strand trade cases.
Restructuring Charges
     Restructuring charges of $2.0 million were recorded during the third quarter of 2011 including $683,000 for impairment charges related to plant closures and the decommissioning of equipment, $615,000 for facility closure costs, $554,000 for equipment relocation costs and $118,000 for employee separation costs associated with plant closures and other staffing reductions. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures. We currently expect to incur approximately $1.0 million of additional restructuring charges in connection with the remaining anticipated equipment relocation and facility closure costs through the first fiscal quarter of fiscal 2012.
Interest Expense
     Interest expense for the third quarter of 2011 increased $144,000 or 124.1% to $260,000 from $116,000 in the same year-ago period primarily due to the interest related to the secured subordinated promissory note associated with the Ivy Acquisition, which was partially offset by lower amortization of capitalized financing costs.
Income Taxes
     The effective income tax rate for the third quarter of 2011 decreased to 32.4% from 50.8% in the same year-ago period as a result of changes in permanent book versus tax differences together with $150,000 of net reserves that were recorded in the prior year period for known tax exposures in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.
Earnings From Continuing Operations
     Earnings from continuing operations for the third quarter of 2011 was $3.7 million, or $0.21 per share compared to $1.6 million, or $0.09 per share in the same year-ago period primarily due to the increase in gross profit, which was partially offset by the restructuring charges incurred in connection with the Ivy Acquisition and higher SG&A expense.
Loss From Discontinued Operations
     The $19,000 loss from discontinued operations in the prior year period, which did not have an effect on the net loss per share, resulted from facility-related costs associated with the real estate held for sale of the discontinued industrial wire business that was sold during the fourth quarter of 2010.
Net Earnings
     The net earnings for the third quarter of 2011 were $3.7 million, or $0.21 per share, compared to $1.6 million, or $0.09 per share, in the same year-ago period primarily due to the increase in gross profit partially offset by the restructuring charges incurred in connection with the Ivy Acquisition and higher SG&A expense.
First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010
Net Sales
     Net sales for the first nine months of 2011 increased 53.0% to $237.8 million from $155.4 million in the same year-ago period. Shipments for the period increased 35.0% and average selling prices increased 13.4% from the prior year levels. The increase in shipments was primarily due to the addition of the Ivy facilities in the current fiscal year. The increase in average selling prices was driven by price increases that were implemented during the current year period to recover higher raw material costs. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in the construction industry.

Gross Profit
     Gross profit for the first nine months of 2011 was $24.0 million, or 10.1% of net sales, compared to $15.7 million, or 10.1% of net sales, in the same year-ago period. The year-over-year improvement was primarily due to the addition of the Ivy facilities in the current fiscal year. Gross profit for the current year period was unfavorably impacted by the sale of the higher cost inventory acquired from Ivy that was valued at fair value in accordance with purchase accounting requirements. Gross profit for the prior year period includes a pre-tax charge of $1.9 million for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market. Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.
Selling, General and Administrative Expense
     SG&A expense for the first nine months of 2011 increased 11.4% to $13.6 million, or 5.7% of net sales from $12.2 million, or 7.9% of net sales in the same year-ago period primarily due to staffing increases ($873,000) and other transition-related costs ($151,000) largely related to the Ivy Acquisition together with higher employee benefit costs ($358,000), stock-based compensation ($283,000) and travel expense ($226,000). The increase in employee benefit costs was primarily due to higher employee medical expense during the current period. These increases were partially offset by the change in the cash surrender of life insurance policies ($406,000), which increased $416,000 in the current year period compared with $10,000 in the prior year period due to the related changes in the value of the underlying investments, a net gain on the settlement of life insurance policies ($357,000) and a reduction in legal expenses ($358,000) primarily due to the prior year costs associated with the PC strand trade cases.
Restructuring Charges
     Restructuring charges of $8.6 million were recorded during the first nine months of 2011, including $4.1 million for impairment charges related to plant closures and the decommissioning of equipment, $2.3 million for employee separation costs associated with plant closures and other staffing reductions, $839,000 for facility closure costs, $793,000 for equipment relocation costs and $533,000 for the future lease obligations associated with the closed Houston facility. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware, and the absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures. We currently expect to incur approximately $1.0 million of additional restructuring charges in connection with the remaining anticipated equipment relocation and facility closure costs through the first quarter of fiscal 2012.
Acquisition Costs
     Acquisition costs of $3.5 million were incurred during the first nine months of 2011 for advisory, accounting, legal and other professional fees directly related to the Ivy Acquisition. The accounting requirements for business combinations require that acquisition costs be expensed in the period in which they are incurred. We do not expect to incur any additional acquisition costs related to the Ivy Acquisition over the remainder of the fiscal year.
Bargain Purchase Gain
     A bargain purchase gain of $500,000 was recorded during the first nine months of 2011 based on the excess of the fair value of the net assets acquired in the Ivy Acquisition over the purchase price.
Interest Expense
     Interest expense for the first nine months of 2011 increased $253,000 or 61.6% to $664,000 from $411,000 in the same year-ago period primarily due to the interest related to the secured subordinated promissory note associated with the Ivy Acquisition, which was partially offset by lower amortization of capitalized financing costs.
Income Taxes
     The effective income tax rate for the first nine months of 2011 decreased to 22.9% from 35.4% in the same year-ago period. The effective rate for the current year period reflects the establishment of a valuation allowance against certain state net operating losses and state tax credits that we do not expect to realize together with changes in permanent book versus tax differences. The effective income tax rate for the prior year period was reduced by a $500,000 increase in a tax refund as the result of changes in the federal tax regulations regarding the carryback of net operating losses together with changes in permanent book versus tax differences largely related to lower non-deductible life insurance expense.
Earnings (Loss) From Continuing Operations
     The loss from continuing operations for the first nine months of 2011 was $1.4 million, or $0.08 per share compared with earnings of $2.1 million, or $0.12 per share in the same year-ago period primarily due to the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition and higher SG&A expense, which were partially offset by the increase in gross profit.
Loss From Discontinued Operations
     The $42,000 loss from discontinued operations in the prior year period, which did not have an effect on the net loss per share, resulted from facility-related costs associated with the real estate held for sale of the discontinued industrial wire business that was sold during the fourth quarter of 2010.
Net Earnings (Loss)
     The net loss for the first nine months of 2011 was $1.4 million, or $0.08 per share compared with earnings of $2.1 million, or $0.12 per share in the same year-ago period primarily due to the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition and higher SG&A expense, which were partially offset by the increase in gross profit.
Liquidity and Capital Resources
Selected Financial Data
(Dollars in thousands)
Cash Flow Analysis

	Nine Months Ended
	July 2,	July 3,
	2011	2010
Net cash (used for) provided by operating activities of continuing operations	$(95)	$12,692
Net cash used for investing activities	(42,814)	(1,689)
Net cash used for financing activities	(1,017)	(1,862)

Net cash used for operating activities of discontinued operations	—	(73)

Working capital	70,959	87,398
Long-term debt	12,825	—
Percentage of total capital	8.0%	—
Shareholders’ equity	$146,848	$149,288
Percentage of total capital	92.0%	100.0%
Total capital (total long-term debt + shareholders’ equity)	$159,673	$149,288
     Operating activities of continuing operations used $95,000 of cash during the first nine months of 2011 while providing $12.7 million during the same period last year. The year-over-year change was primarily due to the prior year receipt of a $13.3 million income tax refund associated with the carryback of net operating losses and the current year loss of $1.4 million. The current year loss includes a pre-tax charge of $4.1 million for asset impairment charges related to restructuring activities and the prior year earnings include a pre-tax charge of $1.9 million for inventory write-downs. The net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses used $9.1 million in the current year compared to $12.3 million in the prior year. The cash used by net working capital in the current year was due to the $18.7 million increase in accounts receivable that resulted from increases in shipments and selling prices, and the $6.0 million increase in inventory due to increases in raw material purchases and unit costs, which were partially offset by the $15.6 million increase in accounts payable and accrued expenses resulting from increases in raw material purchases and unit costs. The cash used by net working capital in the prior year was primarily due to the $7.2 million increase in accounts receivable that resulted from increases in shipments and selling prices and the $5.2 million increase in inventories (excluding the impact of the inventory write-downs) resulting from increases in raw material purchases and unit costs. We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.
     Investing activities used $42.8 million of cash during the first nine months of 2011 compared to $1.7 million during the same period last year. The increase in cash used was primarily related to the Ivy Acquisition and an increase in capital expenditures to $6.3 million in the current year compared to $1.2 million in the prior year. Capital expenditures are expected to total less than $10.0 million for fiscal 2011. Our investing activities are largely discretionary, which gives us the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.
     Financing activities used $1.0 million of cash during the first nine months of 2011 compared to $1.9 million during the same period last year. The year-over-year change was primarily due to the inclusion of three quarterly cash dividend payments in the prior year compared with two in the current year and $395,000 of financing costs that were incurred during the prior year in connection with the amendment of our credit facility.
Credit Facilities
     On June 2, 2010, we and each of our wholly-owned subsidiaries entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to our revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides us with up to $75.0 million of financing on the credit facility to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. As of July 2, 2011, no borrowings were outstanding on the credit facility, $73.9 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.
     As part of the consideration for purchasing certain assets of Ivy on November 19, 2010 (See Note 3 to the consolidated financial statements), we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note requires semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 — 2015. The Note bears interest on the unpaid principal balance at a fixed rate of 6.00% per annum and is collateralized by certain of the real property and equipment acquired from Ivy. Based on the terms of the Note, we expect to make cash payments of approximately $335,000 for interest and no principal payments during fiscal 2011.
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
     Long-lived assets. We review long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured based on the future net undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has incurred, the impairment loss is recognized during the period incurred and is calculated based on the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. Assets to be disposed of by sale are recorded at the lower of the carrying value or fair value less cost to sell when we have committed to a disposal plan, and are reported separately as assets held for sale on our consolidated balance sheet. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.
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
     In February 2011, as part of the planned closure of the Wilmington, Delaware facility, we amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded in the second quarter of fiscal 2011 and is included within the restructuring charges for the nine-month period ended July 2, 2011. We currently expect net periodic pension costs for both plans to total $1.0 million during fiscal 2011. Cash contributions to the plans during fiscal 2011 are expected to total $478,000 for the Delaware Plan and $244,000 for the SERPs, matching the required benefit payments.
Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update that amends the guidance provided in ASC Topic 220, Comprehensive Income, by requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update will be effective for our first quarter of fiscal 2013.
     In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update will be effective for our second quarter of fiscal 2012. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.
     In December 2010, the FASB issued an update that clarifies the guidance provided in ASC Topic 805, Business Combinations, regarding the disclosure requirements for the pro forma presentation of revenue and earnings related to a business combination. We elected to early adopt this guidance during the first quarter of fiscal 2011.

Outlook
     Our visibility for business conditions through the remainder of fiscal 2011 is clouded by the continued uncertainty regarding future economic conditions and the prospects for a pronounced recovery in the economy and in the job market, the availability of financing in the credit markets and the duration and magnitude of the next federal transportation funding authorization. We expect nonresidential construction, our primary demand driver, to remain at depressed levels particularly for commercial projects which have been the most severely impacted by the economic downturn. We believe the favorable impact from the infrastructure-related funding provided for under the American Recovery and Reinvestment Act has largely been mitigated by the project mix, which is skewed towards pavement resurfacing and repairs that do not require the use of our products together with reduced spending at the state and local government level. We expect that residential construction will remain weak, but begin to show gradual improvement, favorably impacting shipments to customers that have greater exposure to the housing sector.
     In spite of the ongoing weakness in market conditions, prices for our primary raw material, hot-rolled steel wire rod, have spiked higher since December 2010 driven by the sharp escalation in scrap costs for steel producers. Our ability to recover additional increases in these costs in our markets and the net impact on margins is uncertain at this time.
     In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. As we move into the fourth quarter of fiscal 2011, we expect the contributions from the Ivy Acquisition to increase through the realization of the anticipated operational synergies and the completion of our transition and integration activities. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to evaluate further potential acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.
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
Commodity Prices
     We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of fiscal 2011, a 10% increase in the price of steel wire rod would have resulted in a $6.4 million decrease in our pre-tax earnings for the nine months ended July 2, 2011 (assuming there was not a corresponding change in our selling prices).
Interest Rates
     Although the interest rate on our Note is fixed and we did not have any balances outstanding on our revolving credit facility as of July 2, 2011, future borrowings under the facility would be sensitive to changes in interest rates.

Foreign Exchange Exposure
     We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of July 2, 2011.
Item 4. Controls and Procedures
     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 2, 2011. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     There were no material changes during the quarter ended July 2, 2011 from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2010. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 2, 2010, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock, which was scheduled to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of July 2, 2011, there was $24.8 million remaining available for future share repurchases under this authorization. We did not purchase any of our common stock under the repurchase program or otherwise during the three-month period ended July 2, 2011.
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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on July 28, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the three- and nine-months ended July 2, 2011 and July 3, 2010, (ii) the Consolidated Balance Sheets as of July 2, 2011 and October 2, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended July 2, 2011 and July 3, 2010, (iv) the Consolidated Statements of Shareholders’ Equity as of July 2, 2011 and October 2, 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant
Date: July 28, 2011	By:	/s/ Michael C. Gazmarian
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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on July 28, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the three- and nine-months ended July 2, 2011 and July 3, 2010, (ii) the Consolidated Balance Sheets as of July 2, 2011 and October 2, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended July 2, 2011 and July 3, 2010, (iv) the Consolidated Statements of Shareholders’ Equity as of July 2, 2011 and October 2, 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.