Form 10-K
period 2011-10-01
INSTEEL INDUSTRIES INC
filed 2011-11-10
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of April 1, 2011 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $215,086,348 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of November 9, 2011, there were 17,609,324 shares of the registrant’s common stock outstanding.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

—	potential difficulties in realizing the anticipated synergies, including reduced operating costs, associated with the acquisition of certain of the assets of Ivy Steel and Wire, Inc. (“Ivy Acquisition”);

—	general economic and competitive conditions in the markets in which we operate;

—	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

—	the continuation of reduced spending for nonresidential construction, particularly commercial construction, and the impact on demand for our products;

—	the duration and magnitude of a new federal transportation funding authorization and the amount of the infrastructure-related funding provided for that requires the use of our products;

—	the severity and duration of the downturn in residential construction and the impact on those portions of our business that are correlated with the housing sector;

—	the cyclical nature of the steel and building material industries;

—	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

—	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

—	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

—	unanticipated changes in customer demand, order patterns and inventory levels;

—	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

—	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

—	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

—	unanticipated plant outages, equipment failures or labor difficulties;

—	continued escalation in certain of our operating costs; and

—	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”) products, including concrete pipe reinforcement (“CPR”), ESM and standard welded wire reinforcement (“SWWR”). Our products are primarily sold to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2011, we estimate that approximately 90% of our sales were related to nonresidential construction and 10% were related to residential construction.

Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), its operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities in our core businesses that further our penetration of current markets served or expand our geographic footprint. Headquartered in Mount Airy, North Carolina, we operate nine manufacturing facilities that are located in the U.S. in close proximity to our customers. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.

Our exit from the industrial wire business in June 2006 (see Note 10 to the consolidated financial statements) was the last in a series of divestitures which served to narrow our strategic and operational focus to concrete reinforcing products. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.

On November 19, 2010, we, through our wholly-owned subsidiary, IWP, purchased certain of the assets of Ivy Steel and Wire, Inc. (“Ivy”) for approximately $50.3 million, after giving effect to post-closing adjustments. Ivy was one of the nation’s largest producers of WWR and wire products for concrete construction applications (see Note 4 to the consolidated financial statements). Among other assets, we acquired Ivy’s production facilities located in Arizona, Florida, Missouri and Pennsylvania; the production equipment located at a leased facility in Texas; and certain related inventories. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our WWR operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.

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

PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For 2011, 2010 and 2009, PC strand sales represented 38%, 48% and 47%, respectively, of our consolidated net sales.

WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including CPR, ESM and SWWR. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a replacement for hot-rolled rebar due to the cost advantages that it offers. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For 2011, 2010 and 2009, WWR sales represented 62%, 52% and 53%, respectively, of our consolidated net sales.

Marketing and Distribution

We market our products through sales representatives who are our employees. Our sales force is organized by product line and trained in the technical applications of our products. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and scheduling requirements.

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors and rebar fabricators. In fiscal 2011, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors and rebar fabricators. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in fiscal years 2011, 2010 and 2009.

Backlog

Backlog is not a significant measurement for our business because of the relatively short lead times that are required by our customers. We believe that the majority of our firm orders existing on October 1, 2011 will be shipped prior to the end of the first quarter of fiscal 2012.

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

Seasonality and Cyclicality

Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. From a seasonal standpoint, the highest level of shipments within the year typically occurs when weather conditions are the most conducive to construction activity. As a result, shipments and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. From a cyclical standpoint, the level of construction activity tends to be correlated with general economic conditions although there can be significant differences between the relative performance of the nonresidential versus residential construction sectors for extended periods.

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

Pricing for wire rod tends to fluctuate based on both domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2011 and 2010 represented approximately 15% and 29%, respectively, of our total wire rod purchases. We believe that the substantial volume and desirable mix of grades represented by our wire rod requirements constitutes a competitive advantage by making us a more attractive customer to our suppliers relative to our competitors.

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

Wire rod prices increased through most of fiscal 2010 due to the escalation in the cost of scrap and other raw materials for wire rod producers before moderating later in the year as a result of the weakening demand environment. Competitive pricing pressures intensified over the course of the year, which resulted in narrowing spreads between average selling prices and raw material costs. One of the U.S. rod mills that closed operations during fiscal 2009 resumed production in early 2011which enhanced our sourcing alternatives in that the mill is located in close proximity to a number of our manufacturing facilities.

During fiscal 2011, wire rod prices increased through most of the year driven by the continued escalation in the cost of scrap and other raw materials for wire rod producers and increased demand from non-construction applications before moderating towards the end of the year. Competitive pricing pressures remained intense through the year due to the ongoing weakness in our construction end-markets.

Competition

The markets in which our business is conducted are highly competitive. Some of our competitors, such as Nucor Corporation, Keystone Steel & Wire Co. and Gerdau Ameristeel Corporation, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Our primary competitors for WWR products are Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc., Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc. and Concrete Reinforcements Inc. Our primary competitors for PC strand are American Spring Wire Corporation, Sumiden Wire Products Corporation and Strand-Tech Martin, Inc. Import competition is also a significant factor in certain segments of the PC strand market. We believe that we are the largest domestic producer of PC strand and WWR.

Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical factor in remaining competitive from the standpoint of conversion costs and quality. In view of our sophisticated information systems, technologically advanced manufacturing facilities, low cost production capabilities, strong market positions, and broad product offering and geographic reach, we believe that we are well-positioned to compete favorably with other producers of our concrete reinforcing products.

Employees

As of October 1, 2011, we employed 725 people. We have not experienced any work stoppages and believe that our relationship with our employees is good. However, should we experience a disruption of production, we have contingency plans in place that we believe would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and overall financial results.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business and geographic areas, see the items referenced in Item 6, Selected Financial Data; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note 14 to the consolidated financial statements.

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe that these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal years 2012 and 2013.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	55	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	52	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	61	Vice President — Administration and Secretary
Richard T. Wagner	52	Vice President and General Manager of IWP

H. O. Woltz III, 55, was elected Chief Executive Officer in 1991and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc. until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 52, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 61, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President — Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 52, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of the Company’s subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. Prior to 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, since 1977.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 8, 2011 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 21, 2012.

Item 1A. Risk Factors

You should carefully consider all of the information set forth in this annual report on Form 10-K, including the following risk factors, before investing in any of our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition and results of operations. We may amend or supplement these risk factors from time to time by other future reports and statements that we file with the SEC.

Our business is cyclical and can be negatively impacted by prolonged economic downturns or tightening in the credit markets that reduce the level of construction activity and demand for our products.

Demand for our concrete reinforcing products is cyclical in nature and sensitive to changes in the economy and in the availability of financing in the credit markets. Our products are sold primarily to manufacturers of concrete products for the construction industry and used for a broad range of nonresidential and residential construction applications. Demand in these markets is driven by the level of construction activity, which tends to be correlated with conditions in the general economy as well as other factors beyond our control. The tightening in the credit markets that occurred during fiscal 2009 and persisted into

2011 could continue to unfavorably impact demand for our products by reducing the availability of financing to our customers and the construction industry as a whole. Future prolonged periods of economic weakness or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Our operations are subject to seasonal fluctuations that may impact our cash flow.

Our shipments are generally lower in the first and second quarters primarily due to the reduced level of construction activity resulting from winter weather conditions together with customer plant shutdowns associated with holidays. As a result, our cash flow from operations may vary from quarter to quarter due to these seasonal factors.

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

The previous federal transportation funding authorization, SAFETEA-LU, expired in September 2009 and has subsequently been extended through a series of interim measures, the most recent of which expires in March 2012. The additional federal funding provided for under the American Recovery and Reinvestment Act (“ARRA”) has not had a significant impact on the demand for our products as a high proportion of the projects funded have been for pavement resurfacing and repairs, which do not require the use of our products, and any favorable impact has been offset by reduced spending at the state and local government level due to fiscal constraints. Failure to enact a new multi-year federal funding authorization in a timely manner could have a negative impact on demand for our products.

Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2011. In response to the increased pricing volatility, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

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

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. Trade actions by domestic wire rod producers against offshore suppliers can also have a substantial impact on the availability and cost of imported wire rod. The imposition of anti-dumping or countervailing duty margins by the U.S. Department of Commerce (the “DOC”) against exporting countries can have the effect of reducing or eliminating their activity in the domestic market, which is of increasing significance in view of the reductions in domestic wire rod production capacity that have occurred in recent years. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs.

We may not be successful in fully realizing the anticipated synergies from the Ivy Acquisition, which could have a negative impact on our financial results.

Although we essentially completed the integration of the Ivy Acquisition during fiscal 2011 and are realizing a substantial portion of the anticipated synergies, there could be delays, disruptions or other unexpected challenges arise in connection with the completion of the remaining reconfiguration activities at certain of the Ivy facilities. If these delays, disruptions or other challenges occur and not be effectively resolved, we could fail to realize the remainder of the anticipated synergies from the Ivy Acquisition which may have a material adverse impact on our operating results and financial condition.

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

In 2003, we, together with a coalition of domestic producers of PC strand, obtained a favorable determination from the DOC in response to the petitions we had filed alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than fair value and had injured the domestic PC strand industry. The DOC imposed anti-dumping duties ranging from 12% up to 119%, which had the effect of limiting the participation of these countries in the domestic market.

In 2010, we, together with a coalition of domestic producers of PC strand, obtained favorable determinations from the DOC in response to the petitions we had filed alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had injured the domestic PC strand industry. The DOC imposed final countervailing duty margins ranging from 9% to 46% and anti-dumping margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market.

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

Our employee benefit costs, particularly our medical and workers’ compensation costs, have increased substantially in recent years and are expected to continue to rise. In March 2010, Congress passed and the President signed The Patient Protection and Affordable Care Act. This legislation may have a significant impact on health care providers, insurers and others associated with the health care industry. If the implementation of this legislation significantly increases the costs attributable to our self-insured health plans, it may negatively impact our business, financial condition and results of operations.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2011, our common stock traded as high as $15.10 and as low as $8.22. There are numerous factors that could cause the price of our common stock to fluctuate significantly, several of which are beyond our control, including: variations in our quarterly and annual operating results; changes in our business outlook; changes in market valuations of companies in our industry; changes in the expectations for nonresidential and residential construction; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Insteel’s corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At October 1, 2011, we operated nine manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate with the exception of a non-operating facility located in Houston, Texas, which is leased from Ivy through November 2011. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate for the current and projected needs for our existing products.

Item 3. Legal Proceedings.

On November 19, 2007, Dwyidag Systems International, Inc (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by us to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action sought recovery of any damages which could have been assessed against DSI in the action filed against it by ODOT, which allegedly could have been in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. In 2009, the Ohio court granted our motion for summary judgment as to the third-party claim against us on the grounds that the statute of limitations had expired, but DSI filed an interlocutory appeal of that ruling. In addition, we previously filed a lawsuit against DSI in the North Carolina Superior Court in Surry County seeking recovery of $1.4 million (plus interest) owed for other products sold by us to DSI, which action was removed by DSI to the U.S. District Court for the Middle District of North Carolina.

On October 7, 2010, we participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. The parties dismissed the action in the Middle District of North Carolina on December 23, 2010, and the Ohio Court of Claims action was dismissed on January 21, 2011. Pursuant to the settlement agreement, which was approved by the Ohio Court of Claims on January 5, 2011, the parties released each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, we reserved the remaining outstanding balance that we were owed by DSI and agreed to make a cash payment of $600,000 to ODOT. During fiscal 2011, we paid the $600,000 settlement to ODOT and wrote off the DSI receivables against the previously established reserve. The resolution of this matter has enabled us to restore our commercial relationship with DSI that had existed prior to the initiation of the legal proceedings. Our fiscal 2010 results reflect a $1.5 million charge relating to the net effect of the settlement.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of November 2, 2011, there were 910 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividend per share declared in fiscal 2011 and fiscal 2010:

	Fiscal 2011			Fiscal 2010
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$12.88	$8.22	$0.03	$13.63	$10.34	$0.03
Second Quarter	14.42	11.24	0.03	13.36	9.26	0.03
Third Quarter	15.10	11.58	0.03	13.05	10.55	0.03
Fourth Quarter	12.62	8.80	0.03	12.29	7.73	0.03

On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The share repurchase authorization continues in effect until terminated by the Board of Directors. As of October 1, 2011, there was $24.8 million remaining available for future share repurchases under this authorization. During 2011 and 2010, we repurchased $143,000 or 12,633 shares and $79,000 or 8,486 shares, respectively, of our common stock through restricted stock net-share settlements.

The following table summarizes the repurchases of common stock during the quarter ended October 1, 2011:

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program

July 3, 2011 - August 6, 2011	—	—	—	$24,812(1)
August 7, 2011 - September 3, 2011 (2)	5,876	$9.58	5,876	24,756(1)
September 4, 2011 - October 1, 2011	—	—	—	24,756(1)

	5,876		5,876

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

(2)	Represents 5,876 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.

In July 2005, we resumed our quarterly cash dividend of $0.03 per share. On August 12, 2008, our Board of Directors approved a special cash dividend of $0.50 per share that was paid on October 3, 2008. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the Board of Directors each quarter after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans. See Note 7 of the consolidated financial statements for additional discussion with respect to dividend payments.

On April 21, 2009, the Board of Directors adopted Amendment No. 1 to Rights Agreement, effective April 25, 2009, amending the Rights Agreement dated as of April 27, 1999 between us and American Stock Transfer & Trust Company, LLC, successor to First Union National Bank. Amendment No. 1 and the Rights Agreement are hereinafter collectively referred to as the “Rights Agreement.” In connection with adopting the Rights Agreement, on April 26, 1999, the Board of Directors declared a dividend distribution of one right per share of our outstanding common stock as of May 17, 1999. The Rights Agreement also provides that one right will attach to each share of our common stock issued after May 17, 1999. Each right entitles the registered holder to purchase from us on certain dates described in the Rights Agreement one two-hundredths of a share (a “Unit”) of our Series A Junior Participating Preferred Stock at a purchase price of $46 per Unit, subject to adjustment as described in the Rights Agreement. For more information regarding our Rights Agreement, see Note 18 to the consolidated financial statements.

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(52 weeks) October 1, 2011	(52 weeks) October 2, 2010	(53 weeks) October 3, 2009	(52 weeks) September 27, 2008	(52 weeks) September 29, 2007
Net sales	$336,909	$211,586	$230,236	$353,862	$297,806
Earnings (loss) from continuing operations	(387)	458	(20,940)	43,717	24,284
Net earnings (loss)	(387)	473	(22,086)	43,752	24,162
Earnings (loss) per share from continuing operations (basic)	(0.02)	0.03	(1.20)	2.47	1.33
Earnings (loss) per share from continuing operations (diluted)	(0.02)	0.03	(1.20)	2.44	1.32
Net earnings (loss) per share (basic)	(0.02)	0.03	(1.27)	2.47	1.32
Net earnings (loss) per share (diluted)	(0.02)	0.03	(1.27)	2.44	1.31
Cash dividends declared	0.12	0.12	0.12	0.62	0.12
Total assets	216,530	182,505	182,117	228,220	173,529
Total debt	14,156	—	—	—	—
Shareholders’ equity	148,474	147,876	147,070	169,847	143,850

In the first quarter of fiscal 2010, we adopted and retrospectively applied new accounting guidance related to the calculation of earnings per share which resulted in the following reductions in basic and diluted earnings per share:

	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Continuing operations	—	—	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Net earnings	—	—	(0.02)	(0.03)	(0.01)	(0.01)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.

Overview

Following our exit from the industrial wire business (see Note 10 to the consolidated financial statements), our operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic footprint.

On November 19, 2010, we, through our wholly-owned subsidiary, IWP, purchased certain of the assets of Ivy for approximately $50.3 million, after giving effect to post-closing adjustments. Ivy was one of the nation’s largest producers of WWR and wire products for concrete construction applications (see Note 4 to the consolidated financial statements). Among other assets, we acquired Ivy’s production facilities located in Arizona, Florida, Missouri and Pennsylvania; the production equipment located at a leased facility in Texas; and certain related inventories. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our WWR operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.

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

Long-lived assets. We review long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured based on the future net undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has been incurred, the impairment loss is recognized during the period incurred and is calculated based on the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. Assets to be disposed of by sale are recorded at the lower of the carrying value or fair value less cost to sell when we have committed to a disposal plan, and are reported separately as assets held for sale on our consolidated balance sheet. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

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

Stock-based compensation. We account for stock-based compensation arrangements, including stock option grants, restricted stock awards and restricted stock units, in accordance with the provisions of Financial Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. Under these provisions, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Monte Carlo valuation model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options’ fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results differ from our assumptions and judgments used in estimating these factors, future adjustments to compensation expense may be required.

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

The discount rates we utilize for determining net periodic pension costs and the related benefit obligations for our plans are based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rates are used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the Delaware Plan and SERPs was 4.75%, 5.25% and 5.50% for 2011, 2010 and 2009, respectively.

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

For 2011, 2010 and 2009, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2012. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.

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

The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized under ASC Topic 715 for financial reporting purposes. During 2011, we made contributions totaling $478,000 to the Delaware Plan. No contributions were required to be made to the Delaware Plan during 2010 and 2009.

We currently expect net periodic pension costs for 2012 to be $772,000 for the Delaware Plan and $68,000 for the SERPs. Cash contributions to the plans during 2012 are expected to be $265,000 for the Delaware Plan and $244,000 for the SERPs.

A 0.25% decrease in the assumed discount rate for the Delaware Plan would have increased our projected and accumulated benefit obligations as of October 1, 2011 by approximately $82,000 and have no impact to the expected net periodic pension cost for 2012. A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of October 1, 2011 by approximately $209,000 and $163,000, respectively, and increased the net periodic pension cost for 2012 by approximately $19,000.

A 0.25% decrease in the assumed long-term rate of return on plan assets for the Delaware Plan would have increased the expected net periodic pension cost for 2012 by approximately $4,000.

Recent Accounting Pronouncements.

Current Adoptions

In December 2010, the FASB issued an update that clarifies the guidance provided in ASC Topic 805, Business Combinations, regarding the disclosure requirements for the pro forma presentation of revenue and earnings related to a business combination. We elected to early adopt this guidance during the first quarter of fiscal 2011.

Future Adoptions

In June 2011, the FASB issued an update that amends the guidance provided in ASC Topic 220, Comprehensive Income, by requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update becomes effective in the first quarter of fiscal 2013.

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update becomes effective in the second quarter of fiscal 2012. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Results of Operations

Statements of Operations — Selected Data

(Dollars in thousands)

	Year Ended
	October 1, 2011	Change	October 2, 2010	Change	October 3, 2009
Net sales	$336,909	59.2%	$211,586	(8.1%)	$230,236
Gross profit (loss)	31,743	76.4%	17,991	N/M	(15,093)
Percentage of net sales	9.4%		8.5%		(6.6%)
Selling, general and administrative expense	$19,608	22.4%	$16,024	(7.1%)	$17,243
Percentage of net sales	5.8%		7.6%		7.5%
Other income, net	$(222)	N/M	$(291)	N/M	$(135)
Restructuring charges, net	8,318	N/M	—	N/M	—
Acquisition costs	3,518	N/M	—	N/M	—
Bargain purchase gain	(500)	N/M	—	N/M	—
Legal settlement	—	(100.0%)	1,487	N/M	—
Interest expense	958	111.5%	453	(29.3%)	641
Interest income	(38)	(62.7%)	(102)	(29.2%)	(144)
Effective income tax rate	N/M		N/M		36.0%
Earnings (loss) from continuing operations	$(387)	N/M	$458	N/M	$(20,940)
Earnings (loss) from discontinued operations	—	N/M	15	N/M	(1,146)
Net earnings (loss)	(387)	N/M	473	N/M	(22,086)

“N/M” = not meaningful

2011 Compared with 2010

Net Sales

Net sales increased 59.2% to $336.9 million in 2011 from $211.6 million in 2010. Shipments for the year increased 33.7% and average selling prices increased 17.7% from the prior year levels. The increase in shipments was primarily due to the addition of the Ivy facilities in the current year. The increase in average selling prices was driven by price increases that were implemented during the current year to recover higher raw material costs. Sales for both years reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit for 2011 was $31.7 million, or 9.4% of net sales, compared to $18.0 million, or 8.5% of net sales, in 2010. The year-over-year improvement was primarily due to the addition of the Ivy facilities in the current year. Gross profit for the current year benefited from higher spreads between selling prices and raw material costs partially offset by the sale of the higher cost inventory acquired from Ivy that was valued at fair value in accordance with purchase accounting requirements. Gross profit for the prior year includes a $1.9 million charge for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market. Gross profit for both years was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 22.4% to $19.6 million, or 5.8% of net sales in 2011 from $16.0 million, or 7.6% of net sales in 2010 primarily due to staffing additions ($1.3 million) and other transition-related costs ($151,000) largely related to the Ivy Acquisition, the relative year-over-year changes in the cash surrender value of life insurance policies ($595,000) and increases in stock-based compensation ($638,000), employee benefit costs ($312,000), travel expense ($239,000) and professional services costs ($167,000). The cash surrender of life insurance policies decreased $265,000 in the current year compared with an increase of $330,000 in the prior year due to the related changes in the value of the underlying investments. The increase in stock-based compensation expense was largely due to the full vesting of awards for plan participants that became retirement eligible in the current year. The increase in employee benefit costs was primarily related to higher employee medical expense during the current year. These increases in SG&A expense were partially offset by a net gain on the settlement of life insurance policies ($357,000) and a reduction in legal expenses ($393,000) primarily due to the prior year costs associated with the PC strand trade cases.

Restructuring Charges, Net

Net restructuring charges of $8.3 million were recorded in 2011, including $3.8 million for impairment charges related to plant closures and the decommissioning of equipment, $2.3 million for employee separation costs associated with plant closures and other staffing reductions, $1.2 million for equipment relocation costs, $533,000 for the future lease obligations associated with the closed Houston, Texas facility and $464,000 for facility closure costs. The plant closure costs were incurred in connection with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware, and the absorption of the business by other Insteel facilities. The plant closure costs are net of a $1.6 million gain on the sale of the Wilmington, Delaware facility. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures. The Company currently expects the remainder of the restructuring activities to be completed by the end of the first quarter of fiscal 2012.

Acquisition Costs

Acquisition costs of $3.5 million were incurred in 2011 for the advisory, accounting, legal and other professional fees directly related to the Ivy Acquisition. The accounting requirements for business combinations require the expensing of acquisition costs in the period in which they are incurred. We do not expect to incur any additional acquisition costs related to the Ivy Acquisition.

Bargain Purchase Gain

A bargain purchase gain of $500,000 was recorded in 2011 based on the excess of the fair value of the net assets acquired in the Ivy Acquisition over the purchase price.

Interest Expense

Interest expense for 2011 increased $505,000 or 111.5% to $958,000 from $453,000 in 2010 primarily due to the interest on the secured subordinated promissory note associated with the Ivy Acquisition, which was partially offset by lower amortization of capitalized financing costs.

Income Taxes

Our effective income tax rate on continuing operations for 2011 was distorted by the impact of changes in permanent book versus tax differences largely related to non-deductible stock-based compensation expense and the establishment of a valuation allowance against certain state net operating losses and tax credits that we do not expect to realize. The effective income tax rate for the prior year was (9.0%) which reflects the favorable impact of a $500,000 increase in a tax refund as the result of changes in the federal tax regulations regarding the carryback of net operating losses partially offset by $200,000 of net reserves recorded pertaining to known tax exposures in accordance with ASC 740 together with changes in permanent book versus tax differences largely related to lower non-deductible life insurance expense.

Earnings (Loss) From Continuing Operations

The loss from continuing operations for 2011 was $387,000 ($0.02 per share) compared with earnings of $458,000 ($0.03 per share) in 2010 with the year-over-year change primarily due to the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition and higher SG&A expense partially offset by the increase in gross profit and the bargain purchase gain.

Earnings From Discontinued Operations

Earnings from discontinued operations were $15,000 in the prior year, which had no effect on earnings per share, and were primarily related to the gain on the sale of the real estate associated with the industrial wire business partially offset by facility-related costs incurred prior to the sale and income tax expense.

Net Earnings (Loss)

The net loss for 2011 was $387,000 ($0.02 per share) compared with earnings of $473,000 ($0.03 per share) in 2010 with the year-over-year change primarily due to the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition and higher SG&A expense partially offset by the increase in gross profit and the bargain purchase gain.

2010 Compared with 2009

Net Sales

Net sales decreased 8.1% to $211.6 million in 2010 from $230.2 million in 2009. Shipments for the year increased 5.6% while average selling prices declined 12.9% from the prior year levels. The increase in shipments during 2010 was primarily driven by customer inventory restocking together with the favorable effect of the PC strand trade cases against China, which partially offset the negative effect of the reduced level of construction activity. The year-over-year increase in shipments was relative to severely depressed volumes in the prior year resulting from the recessionary conditions in the economy, reduced level of construction activity and inventory destocking measures that were pursued by our customers. The decrease in average selling prices was due to lower raw material costs and competitive pricing pressures resulting from the weak market environment.

Gross Profit (Loss)

Gross profit for 2010 was $18.0 million, or 8.5% of net sales compared to a gross loss of $15.1 million, or (6.6%) of net sales in 2009. Gross profit (loss) includes charges of $2.3 million in 2010 and $25.9 million in 2009 for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market resulting from declining selling prices for certain products relative to higher raw material costs under the first–in, first-out (“FIFO”) method of accounting. Gross profit (loss) for both years was unfavorably impacted by depressed shipment volumes, compressed spreads between average selling prices and raw material costs, and elevated unit conversion costs resulting from reduced operating schedules. The year-over-year improvement was primarily due to lower inventory write-downs in 2010, higher shipments and spreads between average selling prices and raw material costs, and lower unit conversion costs resulting from higher production volumes.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) decreased 7.1% to $16.0 million, or 7.6% of net sales in 2010 from $17.2 million, or 7.5% of net sales in 2009. The decrease was primarily due to increases in the cash surrender value of life insurance policies ($557,000) together with reductions in consulting expense ($207,000), employee benefit costs ($172,000), bad debt expense ($154,000), payroll taxes ($115,000), and labor expense ($102,000). The cash surrender value of life insurance polices increased $330,000 during 2010 compared with a decrease of $227,000 in the prior year due to the related changes in value of the underlying investments. The decreases in consulting and labor expense were primarily due to the implementation of various cost reduction measures. The reduction in employee benefit costs was primarily due to lower employee medical expense during 2010. The decrease in payroll taxes was due to the taxes incurred associated with the payment of the fiscal 2008 employee incentive plan bonuses during the prior year. These reductions were partially offset by higher stock-based compensation expense ($222,000) in 2010.

Legal Settlement

In 2010, we recorded a $1.5 million charge in connection with the settlement of litigation with a customer. The charge included the write-off of the remaining outstanding balance that was owed to us by the customer and certain cash payments.

Interest Expense

Interest expense for 2010 decreased $188,000, or 29.3%, to $453,000 from $641,000 in 2009 primarily due to prior year borrowings on our revolver and lower amortization of capitalized financing costs in 2010.

Interest Income

Interest income for 2010 decreased $42,000, or 29.2%, to $102,000 from $144,000 in 2009 primarily due to lower rates of return on cash investments in 2010.

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

Earnings (Loss) From Continuing Operations

Earnings from continuing operations for 2010 were $458,000 ($0.03 per diluted share) compared with a loss from continuing operations of $20.9 million ($1.20 per share) in 2009 due to the increase in gross profit and decrease in SG&A expense, which was partially offset by the litigation settlement in 2010.

Earnings (Loss) From Discontinued Operations

Earnings from discontinued operations for 2010 were $15,000, which had no effect on earnings per share compared with a loss of $1.1 million ($0.07 per share) in 2009. The earnings for 2010 were primarily due to the gain on the sale of the real estate associated with the industrial wire business, which was partially offset by facility-related costs that were incurred prior to the sale together with income tax expense. The prior year loss was primarily due to a $1.8 million impairment charge to write down the carrying value of the real estate that was subsequently sold in 2010.

Net Earnings (Loss)

Net earnings for 2010 were $473,000 ($0.03 per diluted share) compared to a net loss of $22.1 million ($1.27 per share) in 2009 primarily due to the increase in gross profit and decrease in SG&A expense, which was partially offset by the $1.5 million litigation settlement in 2010.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Net cash provided by (used for) operating activities of continuing operations	$ (2,907)	$ 13,037	$ 22,092
Net cash used for investing activities of continuing operations	(41,389)	(1,938)	(2,166)
Net cash used for financing activities of continuing operations	(1,629)	(2,466)	(11,347)
Net cash provided by (used for) operating activities of discontinued operations	—	(158)	30
Net cash provided by investing activities of discontinued operations	—	2,358	—

Cash and cash equivalents	10	45,935	35,102
Working capital	75,789	91,927	82,252
Total debt	14,156	—	—
Percentage of total capital	9%	—	—
Shareholders’ equity	$148,474	$147,876	$147,070
Percentage of total capital	91%	100%	100%
Total capital (total debt + shareholders’ equity)	$162,630	$147,876	$147,070

Cash Flow Analysis

Operating activities of continuing operations used $2.9 million of cash during 2011 while providing $13.0 million in 2010 and $22.1 million in 2009. The year-over-year change in 2011 was primarily due to the prior year receipt of a $13.3 million income tax refund associated with the carryback of net operating losses and the $2.5 million increase in the cash used by the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Depreciation and amortization expense increased $2.6 million in 2011 from the prior year largely due to the assets acquired in the Ivy Acquisition. The current year loss includes a $3.8 million asset impairment charge related to restructuring activities and the prior year earnings include a $2.3 million charge for inventory write-downs. Net working capital used $16.4 million of cash in the current year and $13.9 million in 2010. The cash used by working capital in 2011 was due to a $17.0 million increase in accounts receivable that resulted from the increased sales associated with the Ivy Acquisition and higher selling prices, and the $11.9 million increase in inventory due to higher raw material purchases and unit costs, which were partially offset by the $12.4 million increase in accounts payable and accrued expenses also related to the increases in raw material purchases and unit costs. Net working capital used $13.9 million of cash in 2010 while providing $20.3 million in 2009. The cash used by net working capital in 2010 was due to the $7.7 million increase in inventories (excluding the impact of the inventory write-downs) as a result of higher raw material costs, a $3.7 million increase in accounts receivable resulting from higher current year shipments together with a $2.5 million decrease in accounts payable and accrued expenses due to changes in the mix of vendor payments. The cash provided by working capital in 2009 was due to the $28.3 million decrease in accounts receivable resulting from reductions in shipments and selling prices, and the $6.7 million decrease in inventories (excluding the impact of the inventory write-downs) resulting from our inventory reduction initiatives. These decreases were partially offset by the $14.8 million decrease in accounts payable and accrued expenses that was primarily due to the payment of $10.9 million of accrued income taxes payable, and lower raw material purchases. We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements. While a downtown in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements

Investing activities of continuing operations used $41.4 million of cash during 2011 compared to $1.9 million during 2010 and $2.2 million during 2009. The increase in cash used in the current year was primarily related to the Ivy Acquisition. Capital expenditures amounted to $7.9 million, $1.5 million and $2.4 million in 2011, 2010 and 2009, respectively, and are expected to total less than $10 million for fiscal 2012. Current year investing activities also include $2.4 million of proceeds from the sale of the Wilmington, Delaware facility and $1.1 million of proceeds from life insurance claims. Investing activities of discontinued operations provided $2.4 million of cash during 2010 due to the proceeds received from the sale of the real estate associated with our discontinued industrial wire business. Our investing activities are largely discretionary, which gives us the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing activities used $1.6 million of cash during 2011 compared to $2.5 million and $11.3 million during 2010 and 2009, respectively. During the current year, $2.1 million of cash dividends were paid compared to $2.1 million and $11.4 million during 2010 and 2009, respectively. Prior year financing activities also include $409,000 of financing costs that were incurred in connection with the amendment of our credit facility.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $75.0 million revolving credit facility in place, which matures in June 2015 and supplements our operating cash flow in funding our working capital, capital expenditure and general corporate requirements. As of October 1, 2011, $656,000 was outstanding on the revolving credit facility, $73.2 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million (see Note 7 to the consolidated financial statements). During the year, ordinary course borrowings on our revolving credit facility were as high as $8.8 million. As of October 2, 2010, no borrowings were outstanding on the credit facility, $49.6 million of borrowing capacity was available and outstanding letters of credit totaled $919,000.

As part of the consideration for purchasing certain assets of Ivy on November 19, 2010 (See Note 4 to the consolidated financial statements), we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note requires semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note bears interest on the unpaid principal balance at a fixed rate of 6.0% per annum and is collateralized by certain of the real property and equipment acquired from Ivy. Based on the terms of the Note, we expect to make cash payments of approximately $775,000 for interest and a principal payment of $675,000 during fiscal 2012.

We believe that, in the absence of significant unanticipated cash demands, cash generated by operating activities will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends, principal and interest payments on the Note and share repurchases, if any. We also expect to have access to the amounts available under our revolving credit facility. However, further deterioration of market conditions in the construction sector could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2009, selling prices for our products declined dramatically in response to softening demand and the inventory destocking measures pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased prior to the collapse in steel prices. During 2010 and 2011, wire rod prices have risen due to the escalation in the cost of scrap and other raw materials for wire rod producers and increased demand from non-construction applications. Our ability to fully recover higher wire rod prices during this period has been mitigated by competitive pricing pressures resulting from the ongoing weakness in our construction end-markets. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at October 1, 2011 are as follows:

Payments Due by Period

(In thousands)

	$83,056	$83,056	$83,056	$83,056	$83,056
	Total	Less Than 1 Year	1 - 3 Years	3 – 5 Years	More Than 5 Years
Contractual obligations:
Raw material purchase commitments(1)	$36,183	$36,183	$—	$—	$—
Supplemental employee retirement plan obligations	17,923	244	487	536	16,656
Note payable (principal and interest)	16,807	1,468	4,161	11,178	—
Pension benefit obligations	5,660	192	473	391	4,604
Operating leases	1,632	618	537	134	343
Commitment fee on unused portion of credit facility	1,487	397	794	296	—
Trade letters of credit	1,093	1,093	—	—	—
Borrowings on revolving credit facility	656	—	—	656	—
Unrecognized tax benefit obligations	67	33	34
Other unconditional purchase obligations(2)	1,548	1,548	—	—	—

Total	$83,056	$41,776	$6,486	$13,191	$21,603

(1)	Non-cancelable purchase commitments for raw materials.
(2)	Contractual commitments for capital expenditures.

Outlook

As we look ahead to 2012, our visibility remains limited due to the continued uncertainty regarding the prospects for a recovery in the economy and employment market, the availability of financing in the credit markets and the duration and magnitude of the next federal transportation funding authorization. Conditions in our construction end-markets appear to have stabilized in recent months following the steep decline in demand that we have experienced in recent years. However, we have yet to see any signs of a pronounced recovery taking hold in our markets and believe that construction activity is likely to continue trending at depressed levels during the year.

In spite of the ongoing weakness in market conditions, prices for our primary raw material, hot-rolled steel wire rod, have risen through most of 2011 driven by the sharp escalation in the cost of scrap and other raw materials for steel producers. Our ability to recover additional increases in these costs in our markets and the net impact on margins is uncertain at this time.

In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect the contributions from the Ivy Acquisition to increase during the year through the realization of the remainder of the anticipated operational synergies and the completion of the reconfiguration of our combined WWR operations. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to evaluate further potential acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our 2011 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of steel wire rod would have resulted in a $22.7 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Borrowings under our revolving credit facility are subject to a variable rate of interest and sensitive to changes in interest rates while the interest rate on our Note is fixed. However, unless our borrowings were to materially increase, we do not expect that changes in interest rates would have a material impact on our results of operations or cash flows as the outstanding balance on the credit facility was $656,000 as of October 1, 2011.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 1, 2011. During fiscal 2011, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(a) Financial Statements

Consolidated Statements of Operations for the years ended October 1, 2011, October 2, 2010 and October 3, 2009	24
Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010	25
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended October 1, 2011, October 2, 2010 and October 3, 2009	26
Consolidated Statements of Cash Flows for the years ended October 1, 2011, October 2, 2010 and October 3, 2009	27
Notes to Consolidated Financial Statements	28
Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements	50
Schedule II – Valuation and Qualifying Accounts for the years ended October 1, 2011, October 2, 2010 and October 3, 2009	51
Report of Independent Registered Public Accounting Firm — Internal Control Over Financial Reporting	53

(b) Supplementary Data

Selected quarterly financial data for 2011 and 2010 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except for per share and price data)

	Quarter Ended
	January 1	April 2	July 2	October 1
2011
Operating Results
Net sales	$52,306	$86,933	$98,579	$99,091
Gross profit (loss)	(135)	11,603	12,529	7,746
Earnings (loss) from continuing operations	(7,628)	2,619	3,650	972
Net earnings (loss)	(7,628)	2,619	3,650	972
Per share data:
Basic:
Earnings (loss) from continuing operations	(0.44)	0.15	0.21	0.06
Net earnings (loss)	(0.44)	0.15	0.21	0.06
Diluted:
Earnings (loss) from continuing operations	(0.44)	0.15	0.20	0.05
Net earnings (loss)	(0.44)	0.15	0.20	0.05

	Quarter Ended
	January 2	April 3	July 3	October 2
2010
Operating Results
Net sales	$41,201	$52,268	$61,956	$56,161
Gross profit	1,742	6,219	7,690	2,340
Earnings (loss) from continuing operations	(1,123)	1,644	1,624	(1,687)
Earnings (loss) from discontinued operations	(13)	(10)	(19)	57
Net earnings (loss)	(1,136)	1,634	1,605	(1,630)
Per share data:
Basic:
Earnings (loss) from continuing operations	(0.07)	0.09	0.09	(0.09)
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings (loss)	(0.07)	0.09	0.09	(0.09)
Diluted:
Earnings (loss) from continuing operations	(0.07)	0.09	0.09	(0.09)
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings (loss)	(0.07)	0.09	0.09	(0.09)

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Net sales	$336,909	$211,586	$230,236
Cost of sales	305,166	191,262	219,388
Inventory write-downs	—	2,333	25,941

Gross profit (loss)	31,743	17,991	(15,093)
Selling, general and administrative expense	19,608	16,024	17,243
Restructuring charges, net	8,318	—	—
Acquisition costs	3,518	—	—
Bargain purchase gain	(500)	—	—
Other income, net	(222)	(291)	(135)
Legal settlement	—	1,487	—
Interest expense	958	453	641
Interest income	(38)	(102)	(144)

Earnings (loss) from continuing operations before income taxes	101	420	(32,698)
Income taxes	488	(38)	(11,758)

Earnings (loss) from continuing operations	(387)	458	(20,940)
Earnings (loss) from discontinued operations net of of income taxes of $- , $217 and ($729)	—	15	(1,146)

Net earnings (loss)	$(387)	$473	$(22,086)

Per share amounts:
Basic:
Earnings (loss) from continuing operations	$(0.02)	$0.03	$(1.20)
Earnings (loss) from discontinued operations	—	—	(0.07)

Net earnings (loss)	$(0.02)	$0.03	$(1.27)

Diluted:
Earnings (loss) from continuing operations	$(0.02)	$0.03	$(1.20)
Earnings (loss) from discontinued operations	—	—	(0.07)

Net earnings (loss)	$(0.02)	$0.03	$(1.27)

Cash dividends declared	$0.12	$0.12	$0.12

Weighted shares outstanding:
Basic	17,562	17,466	17,380

Diluted	17,562	17,564	17,380

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	October 1, 2011	October 2, 2010
Assets:
Current assets:
Cash and cash equivalents	$10	$45,935
Accounts receivable, net	41,971	24,970
Inventories, net	76,374	43,919
Other current assets	4,093	3,931

Total current assets	122,448	118,755
Property, plant and equipment, net	89,484	58,653
Other assets	4,598	5,097

Total assets	$216,530	$182,505

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$38,607	$20,689
Accrued expenses	7,377	5,929
Current portion of long-term debt	675	—
Current liabilities of discontinued operations	—	210

Total current liabilities	46,659	26,828
Long-term debt	13,481	—
Other liabilities	7,916	7,521
Long-term liabilities of discontinued operations	—	280
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	—	—
Common stock, $1 stated value
Authorized shares: 50,000
Issued and outstanding shares: 2011, 17,609; 2010, 17,579	17,609	17,579
Additional paid-in capital	48,723	45,950
Retained earnings	84,157	86,656
Accumulated other comprehensive loss	(2,015)	(2,309)

Total shareholders’ equity	148,474	147,876

Total liabilities and shareholders’ equity	$216,530	$182,505

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Total Shareholders’ Equity

	Common Stock
	Shares	Amount
Balance at September 27, 2008	17,507	$17,507	$41,746	$112,479	$(1,885)	$169,847

Comprehensive loss:
Net loss				(22,086)		(22,086)
Adjustment to defined benefit plan liability(1)					(635)	(635)

Comprehensive loss(1)						(22,721)
Stock options exercised	20	20	46			66
Compensation expense associated with stock-based plans			2,036			2,036
Excess tax deficiencies from stock-based compensation			(32)			(32)
Restricted stock surrendered for withholding taxes payable	(2)	(2)	(22)			(24)
Cash dividends declared				(2,102)		(2,102)

Balance at October 3, 2009	17,525	$17,525	$43,774	$88,291	$(2,520)	$147,070

Comprehensive income:
Net earnings				473		473
Adjustment to defined benefit plan liability(1)					211	211

Comprehensive income(1)						684
Stock options exercised	26	26	114			140
Vesting of restricted stock units	37	37	(37)			—
Compensation expense associated with stock-based plans			2,258			2,258
Excess tax deficiencies from stock-based compensation			(89)			(89)
Restricted stock surrendered for withholding taxes payable	(9)	(9)	(70)			(79)
Cash dividends declared				(2,108)		(2,108)

Balance at October 2, 2010	17,579	$17,579	$45,950	$86,656	$(2,309)	$147,876

Comprehensive loss:
Net loss				(387)		(387)
Adjustment to defined benefit plan liability(1)					294	294

Comprehensive loss(1)						(93)
Stock options exercised	13	13	8			21
Vesting of restricted stock units	30	30	(30)			—
Compensation expense associated with stock-based plans			2,917			2,917
Excess tax benefits from stock-based compensation			8			8
Restricted stock surrendered for withholding taxes payable	(13)	(13)	(130)			(143)
Cash dividends declared				(2,112)		(2,112)

Balance at October 1, 2011	17,609	$17,609	$48,723	$84,157	$(2,015)	$148,474

(1)	Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2009 $389, 2010 ($130), 2011 ($180).

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Cash Flows From Operating Activities:
Net earnings (loss)	$(387)	$473	$(22,086)
Loss (earnings) from discontinued operations	—	(15)	1,146

Earnings (loss) from continuing operations	(387)	458	(20,940)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	9,573	7,009	7,377
Amortization of capitalized financing costs	81	363	508
Stock-based compensation expense	2,917	2,258	2,036
Asset impairment charges	3,825	—	—
Inventory write-downs	—	2,333	25,941
Excess tax deficiencies (benefits) from stock-based compensation	(8)	89	32
Loss (gain) on sale of property, plant and equipment	(1,618)	39	24
Deferred income taxes	209	(1,121)	997
Gain from life insurance proceeds	(357)	—	—
Increase in cash surrender value of life insurance policies over premiums paid	—	(330)	—
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(17,001)	(3,687)	28,298
Inventories	(11,870)	(7,710)	6,737
Accounts payable and accrued expenses	12,439	(2,489)	(14,761)
Other changes	(710)	15,825	(14,157)

Total adjustments	(2,520)	12,579	43,032

Net cash provided by (used for) operating activities — continuing operations	(2,907)	13,037	22,092
Net cash provided by (used for) operating activities — discontinued operations	—	(158)	30

Net cash provided by (used for) operating activities	(2,907)	12,879	22,122

Cash Flows From Investing Activities:
Acquisition of business	(37,308)	—	—
Capital expenditures	(7,937)	(1,493)	(2,377)
Proceeds from sale of assets held for sale	2,403	—	—
Proceeds from life insurance claims	1,063	—	—
Proceeds from sale of property, plant and equipment	518	11	13
Increase in cash surrender value of life insurance policies	(147)	(456)	(215)
Proceeds from surrender of life insurance policies	19	—	413

Net cash used for investing activities — continuing operations	(41,389)	(1,938)	(2,166)

Net cash provided by investing activities — discontinued operations	—	2,358	—

Net cash provided by (used for) investing activities	(41,389)	420	(2,166)

Cash Flows From Financing Activities:
Proceeds from long-term debt	52,806	338	22,920
Principal payments on long-term debt	(52,150)	(338)	(22,920)
Financing costs	—	(409)	—
Cash received from exercise of stock options	21	140	66
Excess tax benefits (deficiencies) from stock-based compensation	8	(89)	(32)
Cash dividends paid	(2,112)	(2,108)	(11,381)
Other	(202)	—	—

Net cash used for financing activities — continuing operations	(1,629)	(2,466)	(11,347)

Net cash used for financing activities	(1,629)	(2,466)	(11,347)

Net increase (decrease) in cash and cash equivalents	(45,925)	10,833	8,609
Cash and cash equivalents at beginning of period	45,935	35,102	26,493

Cash and cash equivalents at end of period	$10	$45,935	$35,102

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$356	$90	$133
Income taxes, net	(489)	189	11,454
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	384	15	136
Restricted stock surrendered for withholding taxes payable	143	79	24
Note payable issued as consideration for business acquired	13,500	—	—
Post-closing purchase price adjustment for business acquired	500	—	—

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 1, 2011, OCTOBER 2, 2010 AND OCTOBER 3, 2009

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

In 2006, the Company exited the industrial wire business in order to narrow its strategic and operational focus to concrete reinforcing products (see Note 10 to the consolidated financial statements). The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.

On November 19, 2010, the Company purchased certain of the assets and assumed certain of the liabilities of Ivy Steel and Wire, Inc. (“Ivy”) (see Note 4 to the consolidated financial statements).

The Company has evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2011 and 2010 were 52-week fiscal years, and fiscal year 2009 was a 53-week fiscal year. All references to years relate to fiscal years rather than calendar years.

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

The majority of the Company’s accounts receivable are due from customers that are located in the United States (“U.S.”) and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. The Company writes off accounts receivable when they become uncollectible. There is no disproportionate concentration of credit risk.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued by using a Monte Carlo valuation model at the grant date. The Monte Carlo valuation model considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate. Excess tax deficiencies (benefits) generated from option exercises during 2011, 2010 and 2009 were $(8,000), $89,000 and $32,000, respectively.

Revenue recognition. The Company recognizes revenue from product sales when products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and are thus excluded from revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and handling costs. The Company includes all of the outbound freight, shipping and handling costs associated with the shipment of products to customers in cost of sales. Any amounts paid by customers to the Company for shipping and handling are recorded in net sales on the consolidated statement of operations.

Inventories. Inventories are valued at the lower of weighted average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost). Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired from Ivy, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 — 15 years; buildings, 10 — 30 years; land improvements, 5 — 15 years. Depreciation expense was approximately $9.6 million in 2011, $7.0 million in 2010 and $7.4 million in 2009 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statement of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statement of operations. No interest costs were capitalized in 2011, 2010 or 2009.

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

During 2011, the Company recorded a $3.8 million impairment charge resulting from the consolidation of its northeast and Texas operations and overall integration of the purchased Ivy facilities (see Note 5 to the consolidated financial statements). During 2009, the Company recorded a $1.8 million impairment loss to write-down the value of the real estate held for sale associated with its industrial wire business, which is included within the results of discontinued operations for fiscal 2009 (see Note 10 to the consolidated financial statements). The property was subsequently sold in 2010. There were no impairment losses in 2010.

Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities. The Company believes that the carrying amount of the $13.5 million secured subordinated promissory note approximates fair value based on comparable debt with similar terms, conditions and proximity to the issuance date.

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

Future Adoptions

In June 2011, the FASB issued an update that amends the guidance provided in ASC Topic 220, Comprehensive Income, by requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update becomes effective in the first quarter of 2013.

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between Generally Accepted Accounting Principals (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update becomes effective in the second quarter of 2012. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

(4) Business Combination

On November 19, 2010, the Company purchased certain of the assets and assumed certain of the liabilities of Ivy for a preliminary purchase price of approximately $51.1 million, consisting of $37.6 million of cash and a $13.5 million secured subordinated promissory note payable to Ivy (see Note 7 to the consolidated financial statements) (the “Ivy Acquisition”). Subsequent to the date of the Ivy Acquisition, the Company recorded $780,000 of post-closing adjustments which reduced the final adjusted purchase price to $50.3 million.

Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications. The Company believes the addition of Ivy’s facilities will enhance the Company’s competitiveness in its Northeast, Midwest and Florida markets, in addition to providing a platform to serve the West Coast markets more effectively. The assets purchased included Ivy’s production facilities in Arizona, Florida, Missouri and Pennsylvania; the production equipment at a leased facility in Texas; and certain related inventories. In addition, the Company assumed certain of Ivy’s accounts payable and employee benefit obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Ivy Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expenses in the period in which the costs are incurred (See Note 5 to the consolidated financial statements).

Following the Ivy Acquisition, net sales of the Ivy facilities for the year ended October 1, 2011 were approximately $83.4 million. The actual amount of net sales specifically attributable to the Ivy Acquisition, however, cannot be quantified due to the integration actions that have been taken by the Company involving the transfer of business between the former Ivy facilities and the Company’s existing facilities. The Company has determined that the presentation of Ivy’s earnings for the year ended October 1, 2011 is impractical due to the extent that Ivy’s operations have been integrated into the Company following the Ivy Acquisition.

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

	Years Ended
	October 1,	October 2,
(In thousands)	2011	2010
Net sales	$353,620	$310,957
Earnings (loss) from continuing operations before income taxes	867	(18,881)
Net earnings (loss)	182	(11,448)

(5) Restructuring Charges and Acquisition Costs

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of the restructuring activities and associated costs that were incurred during the current year:

(In thousands)	Severance and other employee separation costs	Asset impairment charges	Facility closure costs	Equipment relocation costs	Total
Liability as of October 2, 2010	$—	$—	$—	$—	$—

Restructuring charges	2,263	3,825	2,606	1,233	9,927
Gain on sale of assets held for sale	—	—	(1,609)	—	(1,609)

Restructuring charges, net	2,263	3,825	997	1,233	8,318

Cash payments	(2,198)	—	(920)	(1,121)	(4,239)
Non-cash charges	—	(3,825)	—	—	(3,825)

Liability as of October 1, 2011	$65	$—	$77	$112	$254

Included within asset impairment charges are the proceeds received from the scrapping of certain machinery and equipment that were previously impaired. Also, within facility closure costs, the Company recorded a $1.6 million gain from the sale of the Wilmington, Delaware facility which had been closed in May 2011. As of October 1, 2011, the Company recorded restructuring liabilities amounting to $254,000 on its consolidated balance sheet, including $112,000 in accounts payable and $142,000 in accrued expenses. The Company currently expects the remaining restructuring activities to be completed by the end of the first quarter of 2012.

Acquisition costs. During the current year, the Company recorded $3.5 million of acquisition-related costs associated with the Ivy Acquisition for advisory, accounting, legal and other professional fees. The Company does not expect to incur any additional acquisition costs related to the Ivy Acquisition in future periods.

(6) Fair Value Measurements

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

As of October 1, 2011, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$4,006	$—	$4,006

Total	$4,006	$—	$4,006

Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of October 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of October 1, 2011, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities acquired from Ivy (see Note 4 to the consolidated financial statements) that were acquired at fair value. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. The Company believes that the carrying amount of the $13.5 million secured subordinated promissory note payable to Ivy approximates fair value based on comparable debt with similar terms, conditions and proximity to the issuance date, which would be considered a level 2 input.

(7) Long-Term Debt

Revolving Credit Facility. On June 2, 2010, the Company and each of its wholly-owned subsidiaries entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to its revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides the Company with up to $75.0 million of financing on the credit facility to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. As of October 1, 2011, $656,000 was outstanding on the credit facility, $73.2 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million. As of October 2, 2010, no borrowings were outstanding on the credit facility, $49.6 million of borrowing capacity was available and outstanding letters of credit totaled $919,000.

Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the revolver are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.75% - 1.50% for index rate loans and 2.25% - 3.00% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for in the Credit Agreement. Based on the Company’s excess availability as of October 1, 2011, the applicable interest rate margins on the revolver were 0.75% for index rate loans and 2.25% for LIBOR loans.

The Company’s ability to borrow available amounts under the revolving credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the Credit Agreement.

Financial Covenants

The terms of the Credit Agreement require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million. As of October 1, 2011, the Company was in compliance with all of the financial covenants under the credit facility.

Negative Covenants

In addition, the terms of the Credit Agreement restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of October 1, 2011, the Company was in compliance with all of the negative covenants under the credit facility.

Events of Default

Under the terms of the Credit Agreement, an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of October 1, 2011, there have not been any events of default by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of capitalized financing costs associated with the credit facility was $81,000 in 2011, $363,000 in 2010 and $508,000 in 2009. Accumulated amortization of capitalized financing costs was $4.1 million and $4.0 million as of October 1, 2011 and October 2, 2010, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2012	$82
2013	82
2014	82
2015	55
2016	—

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 (see Note 4 to the consolidated financial statements) the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note requires semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 — 2015. The Note bears interest on the unpaid principal balance at a fixed rate of 6.0% per annum and is collateralized by certain of the real property and equipment acquired from Ivy. As of October 1, 2011, $675,000 of the outstanding balance on the Note is recorded as the current portion of long-term debt on the Company’s consolidated balance sheet.

As of October 1, 2011, the aggregate maturities of the Note are as follows:

Fiscal years(s)	(In thousands)
2012	$ 675
2013	675
2014	675
2015	5,737
2016	5,738

Total future maturities	$13,500
Less: current portion	(675)

Long-term portion	$12,825

(8) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of October 1, 2011 there were 142,000 shares available for future grants under the plans.

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

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Stock options:
Compensation expense	$1,203	$958	$937
Excess tax deficiencies (benefits)	(8)	89	32

The remaining unrecognized compensation cost related to unvested options at October 1, 2011 was $587,000, which is expected to be recognized over a weighted average period of 1.61 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2011, 2010 and 2009 were $5.31, $4.54 and $5.43 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Expected term (in years)	5.19	5.74	4.92
Risk-free interest rate	1.78%	2.28%	2.64%
Expected volatility	55.15%	61.12%	74.53%
Expected dividend yield	1.05%	1.31%	1.31%

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

The following table summarizes stock option activity:

		Exercise Price Per Share		Contractual Term -		Aggregate Intrinsic

(Share amounts in thousands)	Options Outstanding	Range	Weighted Average	Weighted Average		Value (in thousands)

Outstanding at September 27, 2008	531	$0.18 – $20. 27	$11.17

Granted	171	7.55 – 11.60	9.27
Exercised	(20)	3.28 – 3.28	3.28			120
Forfeited	(9)	15.64 – 20.27	18.07

Outstanding at October 3, 2009	673	0.18 – 20.27	10.83

Granted	200	9.16 – 9.39	9.27
Exercised	(26)	4.19 – 11.15	5.41			146

Outstanding at October 2, 2010	847	0.18 – 20.27	10.63

Granted	171	10.72 – 12.43	11.49
Exercised	(13)	1.06 – 7.55	1.60			143
Forfeited	(11)	11.15 – 11.15	11.15

Outstanding at October 1, 2011	994	0.18 – 20.27	10.89	6.99 ye	ars	1,005

Vested and anticipated to vest in future at October 1, 2011	972		10.91	6.95 ye	ars	992

Exercisable at October 1, 2011	634		11.21	5.89 ye	ars	816

Restricted Stock Awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants in 2011, 2010 and 2009. Amortization expense for restricted stock is as follows:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Amortization expense	$166	$470	$756

There were no unvested restricted stock awards as of October 1, 2011.

During 2011, 2010 and 2009, 67,693, 48,141 and 25,254 shares, respectively, of employee restricted stock awards vested with a fair value of $771,000, $439,000 and $238,000, respectively. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the employees’ minimum tax obligation. During 2011, 2010 and 2009, a total of 12,633, 8,486 and 2,497 shares, respectively, were withheld to satisfy employees’ minimum tax obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restricted stock activity:

(Share amounts in thousands)	Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Balance, September 27, 2008	165	$15.16

Granted	—	—
Released	(50)	14.40

Balance, October 3, 2009	115	15.50

Granted	—	—
Released	(48)	18.53

Balance, October 2, 2010	67	13.37

Granted	—	—
Released	(67)	13.37

Balance, October 1, 2011	—	—

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

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Restricted stock unit grants:
Units	119	140	136
Market value	$1,441	$1,298	$1,185
Amortization expense	1,548	830	343

The remaining unrecognized compensation cost related to unvested RSUs on October 1, 2011 was $1.1 million which is expected to be recognized over a weighted average period of 1.79 years.

The following table summarizes RSU activity:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, September 27, 2008	—	$ —

Granted	136	8.71
Released	—	—

Balance, October 3, 2009	136	8.71

Granted	140	9.29
Released	(37)	7.55

Balance, October 2, 2010	239	9.23

Granted	119	12.08
Released	(30)	9.39

Balance, October 1, 2011	328	10.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes

The components of the provision for income taxes on continuing operations are as follows:

	Year Ended
(Dollars in thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Provision for income taxes:
Current:
Federal	$207	$668	$(12,708)
State	72	415	(47)

	279	1,083	(12,755)

Deferred:
Federal	(12)	(880)	1,686
State	221	(241)	(689)

	209	(1,121)	997

Income taxes	$488	$(38)	$(11,758)

Effective income tax rate	483.2%	(9.0%)	36.0%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes on continuing operations is as follows:

	Year Ended
(Dollars in thousands)	October 1, 2011		October 2, 2010		October 3, 2009
Provision for income taxes at federal statutory rate	$35	34.7%	$147	35.0%	$(11,444)	35.0%
State income taxes, net of federal tax benefit	(20)	(19.8)	180	42.9	(479)	1.5
Valuation allowance	263	260.4	(142)	(33.9)	—	—
Stock option expense benefit	189	187.1	180	42.9	203	(0.6)
Revisions to estimates based on filing of final tax return	(5)	(4.9)	(24)	(5.7)	33	(0.1)
Qualified production activities deduction	—	—	(30)	(7.1)	—	—
Additional refund due to tax law change	—	—	(502)	(119.5)	—	—
Other, net	26	25.7	153	36.4	(71)	0.2

Provision for income taxes	$488	483.2%	$(38)	(9.0%)	$(11,758)	36.0%

The components of deferred tax assets and liabilities are as follows:

(In thousands)	October 1, 2011	October 2, 2010
Deferred tax assets:
Accrued expenses, asset reserves and state tax credits	$3,495	$4,005
Goodwill, amortizable for tax purposes	1,812	1,963
Stock-based compensation	1,683	628
State net operating loss carryforwards	1,368	1,336
Defined benefit plans	1,235	1,415
Federal net operating loss carryforward	679	—
Valuation allowance	(727)	(461)

Gross deferred tax assets	9,545	8,886

Deferred tax liabilities:
Plant and equipment	(9,078)	(7,769)
Other reserves	(22)	(283)

Gross deferred tax liabilities	(9,100)	(8,052)

Net deferred tax asset	$445	$834

As of October 1, 2011, the Company recorded a current deferred tax asset (net of valuation allowance) of $2.1 million on its consolidated balance sheet in other current assets and a non-current deferred tax liability (net of valuation allowance) of $1.7 million in other liabilities. As of October 2, 2010, the Company recorded a current deferred tax asset (net of valuation allowance) of $2.6 million in other current assets and a non-current deferred tax liability (net of valuation allowance) of $1.8 million in other liabilities. The Company has $27.7 million of state operating loss carryforwards that begin to expire in 2017, but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principally expire in 2017 — 2031. The Company has $1.9 million of federal operating loss carryforwards that expire in 2031. The Company has also recorded deferred tax assets for various state tax credits of $300,000, which will begin to expire in 2014 and principally expire between 2014 and 2019.

The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of October 1, 2011, the Company had recorded a valuation allowance of $727,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had previously been provided or determine that such utilization is more likely than not. The increase in the valuation allowance during fiscal 2011 is primarily due to a change in the Company’s expectations regarding the future realization of deferred tax assets related to certain state NOL carryforwards and tax credits.

The Company has established contingency reserves for material, known tax exposures based on management’s judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of October 1, 2011, the Company had approximately $34,000 of gross unrecognized tax benefits classified in accrued expenses and $33,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $55,000, if recognized, would reduce its income tax expense in future periods. As of October 2, 2010, the Company had approximately $728,000 of gross unrecognized tax benefits which reduce income taxes receivable and are classified as other current assets on its consolidated balance sheet, and $34,000 of gross unrecognized tax benefits classified as other liabilities, of which $61,000, if recognized, would reduce its income tax expense in future periods. The Company anticipates the gross unrecognized tax benefits of $34,000 will be resolved during the next twelve months and otherwise does not expect its unrecognized tax benefits to change significantly over that time.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for 2011 is as follows:

(Dollars in thousands)	2011	2010
Balance at beginning of year	$762	$—
Increase in tax positions of prior years	8	760
Increase in tax position for current year	4	2
Settlement of tax position in current year	(707)	—

Balance at end of year	$67	$762

The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. The accrued interest and penalties related to unrecognized tax benefits was $50,000 and $208,000, respectively, as of October 1, 2011 and October 2, 2010. The decrease in accrued interest and penalties during 2011 is due to the settlement of a U.S. Internal Revenue Service audit and various outstanding federal and state tax issues. There was no expense incurred during 2011 related to interest and penalties. During 2010, the Company recorded $213,000 of expense related to interest and penalties.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to fiscal year 2007 remain subject to examination together with certain state tax returns filed by the Company subsequent to fiscal year 2003.

(10) Discontinued Operations

In April 2006, the Company decided to exit the industrial wire business with the closure of its Fredericksburg, Virginia facility which manufactured tire bead wire and other industrial wire for commercial and industrial applications. The Company’s decision was based on the weakening in the business outlook for the facility and the expected continuation of difficult market conditions and reduced operating levels. Manufacturing activities at the Virginia facility ceased in June 2006 and the Company liquidated the remaining assets of the business in 2010.

The results of operations and related non-recurring closure costs associated with the industrial wire business have been reported as discontinued operations for all prior periods presented. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recorded a $1.8 million impairment charge during the year ended October 3, 2009 to write down the carrying value of the real estate associated with the industrial wire business. During 2010 the Company sold the real estate for $2.5 million resulting in a $478,000 gain.

The results of discontinued operations are as follows:

	Year Ended
(In thousands)	October 2, 2010	October 3, 2009
Earnings (loss) before income taxes	$232	$(1,875)
Income taxes	(217)	729

Net earnings (loss)	$15	$(1,146)

Liabilities of discontinued operations are as follows:

(In thousands)	October 2, 2010
Liabilities:
Current liabilities:
Accounts payable	$—
Accrued expenses	210

Total current liabilities	210
Other liabilities	280

Total liabilities	$490

At October 2, 2010 there was approximately $315,000, of accrued expenses and other liabilities related to ongoing lease obligations and closure-related liabilities incurred as a result of the Company’s exit from the industrial wire business.

(11) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits. In February 2011, as part of the planned closure of the Wilmington, Delaware facility, the Company amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded during 2011 within restructuring charges on the consolidated statement of operations. The Company made contributions totaling $478,000 to the Delaware Plan during 2011 and expects to make contributions of $265,000 during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the Delaware Plan is as follows:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$4,280	$4,289	$4,377
Amendments	306	—	—
Interest cost	193	211	250
Actuarial loss	69	182	150
Settlement	(1,423)	—	—
Distributions	(194)	(402)	(488)

Benefit obligation at end of year	$3,231	$4,280	$4,289

Change in plan assets:
Fair value of plan assets at beginning of year	$3,017	$3,053	$3,764
Actual return on plan assets	10	366	(223)
Employer contributions	477	—	—
Settlement	(1,651)	—	—
Distributions	(193)	(402)	(488)

Fair value of plan assets at end of year	$1,660	$3,017	$3,053

Reconciliation of funded status to net amount recognized:
Funded status	$(1,571)	$(1,263)	$(1,236)

Net amount recognized	$(1,571)	$(1,263)	$(1,236)

Amounts recognized on the consolidated balance sheet:
Accrued benefit liability	$(1,571)	$(1,263)	$(1,236)
Accumulated other comprehensive loss (net of tax)	909	1,225	1,336

Net amount recognized	$(662)	$(38)	$100

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,466	$1,975	$2,155

Net amount recognized	$1,466	$1,975	$2,155

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$(206)	$16	$509
Amortization of net loss	(304)	(195)	(113)

Total recognized in other comprehensive income (loss)	$(510)	$(179)	$396

Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Service cost	$—	$—	$—
Interest cost	193	211	250
Expected return on plan assets	(211)	(200)	(262)
Recognized net actuarial loss	304	195	113

Net periodic pension cost	$286	$206	$101

The Company incurred settlement losses of $704,000 and $126,000 during 2011 and 2009, respectively, for lump-sum distributions to plan participants.

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2012 is $58,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit payments under the Delaware Plan are as follows:

Fiscal year(s)	In thousands
2012	$ 192
2013	195
2014	279
2015	193
2016	198
2017 - 2021	949

The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	October 1, 2011	October 2, 2010	October 3, 2009
Assumptions at year-end:
Discount rate	4.75%	5.25%	5.50%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The assumed discount rate is established as of the Company’s fiscal year-end measurement date. In establishing the discount rate, the Company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the plan. To develop the expected long-term rate of return on asset assumption, the Company considers the historical returns and the future expectations of returns for each asset class, as well as the target asset allocation of the Delaware Plan portfolio.

The fundamental goal underlying the investment policy for the Delaware Plan is to ensure that its assets are invested in a prudent manner to meet the obligations of the plan as such obligations come due. The primary investment objectives include providing a total return that will promote the goal of benefit security by attaining an appropriate ratio of plan assets to plan obligations, diversifying investments across and within asset classes, minimizing the impact of losses in single investments and adhering to investment practices that comply with applicable laws and regulations. The investment strategy for equities emphasizes U.S. large cap equities with the portfolio’s performance measured against the S&P 500 index or other applicable indices. The investment strategy for fixed income investments is focused on maintaining an overall portfolio with a minimum credit rating of A-1 as well as a minimum rating of any security at the time of purchase of Baa/BBB by Moody’s or Standard & Poor’s, if rated.

The Delaware Plan has a long-term target asset mix of 60% equities and 40% fixed income. The asset allocation for the Delaware Plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	October 1, 2011	October 1, 2011	October 2, 2010	October 3, 2009

Large-cap equities	35.0%	38.6%	26.1%	26.1%
Mid-cap equities	8.0%	9.1%	9.0%	10.3%
Small-cap equities	9.0%	6.1%	8.7%	8.5%
International equities	8.0%	6.0%	16.8%	16.8%
Fixed income securities	40.0%	39.3%	38.1%	38.3%
Cash and cash equivalents	0.0%	0.9%	1.3%	0.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of October 1, 2011, the Delaware Plan’s assets include cash and cash equivalents, equity securities and fixed income securities and were required to be measured at fair value. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value, defined as follows: Level 1 — observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2 — inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 — unobservable inputs in which little or no market data exists, thereby requiring the development of valuation assumptions. The fair values of the Delaware Plan’s assets as of October 1, 2011 are as follows:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$641	$641	$—	$—
Mid-cap equities	151	151	—	—
Small-cap equities	101	101	—	—
International equities	100	100	—	—
Fixed income securities	652	652	—	—
Cash and cash equivalents	15	15	—	—

Total	$1,660	$1,660	$—	$—

Equity securities. Primarily consists of direct investment in the stock of publicly-traded companies that are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.

Fixed income securities. Government and corporate debt securities that are valued based on the closing price reported in an active market on which the individual securities are traded. As such, these securities are classified as Level 1.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the SERPs is as follows:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$5,590	$5,218	$4,121
Service cost	176	165	123
Interest cost	282	278	279
Actuarial loss	297	95	855
Distributions	(243)	(166)	(160)

Benefit obligation at end of year	$6,102	$5,590	$5,218

Change in plan assets:
Actual employer contributions	$244	$166	$160
Actual distributions	(244)	(166)	(160)

Plan assets at fair value at end of year	$—	$—	$—

Reconciliation of funded status to net amount recognized:
Funded status	$(6,102)	$(5,590)	$(5,218)

Net amount recognized	$(6,102)	$(5,590)	$(5,218)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,330	$1,067	$1,002
Unrecognized prior service cost	454	681	908

Net amount recognized	$1,784	$1,748	$1,910

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	$297	$95	$855
Prior service costs	$(227)	$(227)	$(227)
Amortization of net loss	(34)	(30)	—

Total recognized in other comprehensive income (loss)	$36	$(162)	$628

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Service cost	$176	$165	$123
Interest cost	282	278	278
Prior service cost	227	227	227
Amortization of net loss	34	31	—

Net periodic pension cost	$719	$701	$628

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2012 are $61,000 and $227,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	October 1, 2011	October 2, 2010	October 3, 2009
Assumptions at year-end:
Discount rate	4.75%	5.25%	5.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The assumed discount rate is established as of the Company’s fiscal year-end measurement date. In establishing the discount rate, the Company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the plan. The SERPs expected rate of increase in compensation levels is based on the anticipated increases in annual compensation.

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	(In thousands)
2012	$244
2013	244
2014	244
2015	244
2016	292
2017- 2021	1,346

As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants the Company still maintains the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitles them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance polices on the Participants purchased and owned by the Company. The cash benefits paid under these SERPs were $74,000 in 2011, $74,000 in 2010 and $76,000 in 2009. The expense attributable to these SERPs was $14,000 in 2011, $13,000 in 2010 and $12,000 in 2009.

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

During 2009 - 2011, employees were permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. During 2009 - 2011, the Company matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. Company contributions to the Plan were $604,000 in 2011, $439,000 in 2010 and $465,000 in 2009.

Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA under which both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $3.3 million in 2011, $2.2 million in 2010 and $2.9 million in 2009. The Company is primarily self-insured for each employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $125,000 per benefit plan year. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.

(12) Commitments and Contingencies

Leases and purchase commitments. The Company leases a portion of its equipment and an idle facility in Houston, Texas that ceased operations during 2011 under operating leases that expire at various dates through 2016. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $1.5 million in 2011, $889,000 in 2010 and $939,000 in 2009. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2012, $618,000; 2013, $358,000; 2014, $179,000; 2015, $90,000; 2016 and beyond, $387,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of October 1, 2011, the Company had $36.2 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days. In addition, the Company has contractual commitments for the purchase of certain equipment. Portions of such equipment contracts not completed at year-end are not reflected in the consolidated financial statements and amounted to $1.6 million as of October 1, 2011.

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

On October 7, 2010, the Company participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. The parties dismissed the action in the Middle District of North Carolina on December 23, 2010, and the Ohio Court of Claims action was dismissed on January 21, 2011. Pursuant to the settlement agreement, which was approved by the Ohio Court of Claims on January 5, 2011, the parties released each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, the Company reserved the remaining outstanding balance that it was owed by DSI and agreed to make a cash payment of $600,000 to ODOT. During fiscal 2011, the Company paid the $600,000 settlement to ODOT and wrote off the DSI receivables against the previously established reserve. The resolution of this matter has enabled the Company to restore its commercial relationship with DSI that had existed prior to the initiation of the legal proceedings. The Company’s fiscal 2010 results reflect a $1.5 million charge relating to the net effect of the settlement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Earnings Per Share

Effective October 4, 2009, the Company adopted certain provisions of ASC Topic 260, Earnings Per Share, which requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company’s participating securities are its unvested restricted stock awards (“RSAs”). As required under the provisions that were adopted, prior period amounts have been retrospectively adjusted to reflect the impact of the allocation to participating securities. Because the Company’s unvested RSAs do not contractually participate in its losses, the Company has not allocated such losses to the unvested RSAs in computing basic earnings per share using the two-class method for the fiscal year ended October 3, 2009.

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
(In thousands, except per share amounts)	October 1, 2011	October 2, 2010	October 3, 2009
Earnings (loss) from continuing operations	$(387)	$458	$(20,940)
Less allocation to participating securities	—	(2)	—

Available to Insteel common shareholders	$(387)	$456	$(20,940)

Earnings (loss) from discontinued operations net of income taxes	$—	$15	$(1,146)
Less allocation to participating securities	—	—	—

Available to Insteel common shareholders	$—	$15	$(1,146)

Net earnings (loss)	$(387)	$473	$(22,086)
Less allocation to participating securities	—	(2)	—

Available to Insteel common shareholders	$(387)	$471	$(22,086)

Basic weighted average shares outstanding	17,562	17,466	17,380
Dilutive effect of stock-based compensation	—	98	—

Diluted weighted average shares outstanding	17,562	17,564	17,380

Per share basic:
Earnings (loss) from continuing operations	$(0.02)	$0.03	$(1.20)
Loss from discontinued operations	—	—	(0.07)

Net earnings (loss)	$(0.02)	$0.03	$(1.27)

Per share diluted:
Earnings (loss) from continuing operations	$(0.02)	$0.03	$(1.20)
Loss from discontinued operations	—	—	(0.07)

Net earnings (loss)	$(0.02)	$0.03	$(1.27)

Options, restricted stock awards and RSUs representing 582,000 shares in 2011, 577,000 shares in 2010 and 668,000 shares in 2009 were antidilutive and were not included in the diluted EPS computation. Options and restricted stock awards representing 223,000 shares and 130,000 shares were not included in the diluted EPS calculation in 2011 and 2009, respectively, due to the net losses that were incurred.

(14) Business Segment Information

Following the Company’s exit from the industrial wire business (see Note 10 to the consolidated financial statements), its operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and PC strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment. The results of operations for the industrial wire business have been reported as discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s net sales and long-lived assets (consisting of net property, plant and equipment and the cash surrender value of life insurance policies ) for continuing operations by geographic region are as follows:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Net sales:
United States	$329,168	$205,444	$225,286
Foreign	7,741	6,142	4,950

Total	$336,909	$211,586	$230,236

Long-lived assets:
United States	$93,490	$63,178	$67,943
Foreign	—	—	—

Total	$93,490	$63,178	$67,943

The Company’s net sales for continuing operations by product line are as follows:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Net sales:
Welded wire reinforcement	$208,741	$109,551	$122,942
PC strand	128,168	102,035	107,294

Total	$336,909	$211,586	$230,236

There were no customers that accounted for 10% or more of the Company’s net sales in 2011, 2010 and 2009.

(15) Related Party Transactions

Sales to a company affiliated with one of the Company’s directors amounted to $475,000 in 2011, $423,000 in 2010 and $585,000 in 2009. Purchases from a company affiliated with one of the Company’s directors amounted to $6,000 in 2011. There were no such related party purchases in 2010 and 2009.

(16) Comprehensive Loss

The accumulated other comprehensive loss was comprised of the adjustment to the defined benefit plan liability as follows:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Adjustment to defined benefit plan liability	$(2,015)	$(2,309)	$(2,520)

Total accumulated other comprehensive loss	$(2,015)	$(2,309)	$(2,520)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Other Financial Data

Balance sheet information:

(In thousands)	October 1, 2011	October 2, 2010
Accounts receivable, net:
Accounts receivable	$42,732	$27,266
Less allowance for doubtful accounts	(761)	(2,296)

Total	$41,971	$24,970

Inventories, net:
Raw materials	$40,536	$23,817
Work in process	3,771	1,899
Finished goods	32,067	18,203

Total	$76,374	$43,919

Other current assets:
Current deferred tax asset	$2,156	$2,612
Capitalized financing costs, net	82	82
Income taxes receivable	—	547
Other	1,855	690

Total	$4,093	$3,931

Other assets:
Cash surrender value of life insurance policies, net of loans of $446 and $505	$4,006	$4,525
Capitalized financing costs, net	218	300
Other	374	272

Total	$4,598	$5,097

Property, plant and equipment, net:
Land and land improvements	$8,586	$5,571
Buildings	40,773	32,433
Machinery and equipment	118,518	97,813
Construction in progress	2,078	239

	169,955	136,056
Less accumulated depreciation	(80,471)	(77,403)

Total	$89,484	$58,653

Accrued expenses:
Salaries, wages and related expenses	$1,656	$1,210
Pension plan	1,571	1,263
Property taxes	1,234	846
Customer rebates	791	506
Deferred revenues	387	321
Interest	387	—
Worker’s compensation	333	683
Restructuring liabilities	142	—
Legal settlement	—	600
Other	876	500

Total	$7,377	$5,929

Other liabilities:
Deferred compensation	$6,149	$5,688
Deferred income taxes	1,711	1,778
Other	56	55

Total	$7,916	$7,521

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Rights Agreement

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

Each right will entitle the holder, other than the acquiring person or group, to purchase one two-hundredths of a share (a “Unit”) of the Company’s Series A Junior Participating Preferred Stock (“Preferred Stock”) at a purchase price of $46 per Unit, subject to adjustment as described in the Rights Agreement (the “purchase price”).At the time specified, each holder of a right will have the right to receive in lieu of Preferred Stock, upon exercise and payment of the purchase price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the purchase price or, at the discretion of the Board, upon exercise and without payment of the purchase price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to the difference between the purchase price and the value of the consideration which a person exercising the right and paying the purchase price would receive. Rights that are or (under specified circumstances) were, beneficially owned by any acquiring person will be null and void. The purchase price payable and the number of Units of Preferred Stock or other securities or property issuable upon exercise of the rights are subject to adjustment from time to time. At any time after any person becomes an acquiring person, the Company may exchange all or part of the rights for shares of common stock at an exchange ratio of one share per right, as appropriately adjusted to reflect any stock dividend, stock split or similar transaction.

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

(19) Product Warranties

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

(20) Share Repurchases

On November 18, 2008, the Company’s Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at its discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of October 1, 2011, there was $24.8 million remaining available for future share repurchases under this authorization. During 2011, 2010 and 2009, the Company repurchased $143,000 or 12,633 shares, $79,000 or 8,486 shares and $24,000 or 2,497 shares, respectively, of its common stock through restricted stock net-share settlements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries (a North Carolina corporation) as of October 1, 2011 and October 2, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended October 1, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under (Schedule II — Valuation and Qualifying Accounts). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of October 1, 2011 and October 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2011 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 10, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina

November 10, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED OCTOBER 1, 2011, OCTOBER 2, 2010 and OCTOBER 3, 2009

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Balance, beginning of year	$2,296	$1,057	$906
Amounts charged to earnings	307	1,426	457
Write-offs, net of recoveries	(1,842)	(187)	(306)

Balance, end of year	$761	$2,296	$1,057

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 1, 2011. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of October 1, 2011. During the quarter ended October 1, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 1, 2011. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

Insteel Industries, Inc.:

We have audited Insteel Industries, Inc. and subsidiaries’ (a North Carolina corporation) internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insteel Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Insteel Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of October 1, 2011 and October 2, 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended October 1, 2011, and our report dated November 10, 2011, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Charlotte, North Carolina

November 10, 2011

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership – Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item and not presented herein appears under the captions “Voting Securities” and “Security Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

October 1, 2011

(In thousands, except exercise price amount)

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	994	$10.89	142(1)

(1)	In addition to being available for future issuance upon the exercise of stock options that may be granted after October 1, 2011, the securities shown are available for future issuance in the form of restricted stock, restricted stock units and other stock-based awards made under our 2005 Equity Incentive Plan, as amended.

We do not have any equity compensation plans that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 52 of this report.

All other schedules have been omitted because they are either not required or not applicable.

(a)(3) Exhibits

The list of exhibits filed as part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Exhibits

See Exhibit Index on pages 58 and 59.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: November 10, 2011	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 10, 2011 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ DUNCAN S. GAGE DUNCAN S. GAGE	Director

/s/ LOUIS E. HANNEN LOUIS E. HANNEN	Director

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ GARY L. PECHOTA GARY L. PECHOTA	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ C. RICHARD VAUGHN C. RICHARD VAUGHN	Director

EXHIBIT INDEX

to

Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 1, 2011

Exhibit Number	Description

3.1	Restated Articles of Incorporation for the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on May 2, 1985).

3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 1988).

3.3	Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 filed on May 14, 1999).

3.4	Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 filed on April 26, 2010).

3.5	Bylaws of the Company (as last amended February 8, 2011) (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 9, 2011).

4.1	Rights Agreement dated April 27, 1999 by and between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form 8-A filed on May 7, 1999).

4.2	Amendment No. 1 to the Rights Agreement dated as of April 25, 2009, between the Company and American Stock Transfer & Trust Company, LLC (as Successor Rights Agent to First Union National Bank) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 27, 2009).

10.4	Second Amended and Restated Credit Agreement dated as of June 2, 2010, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 26, 2011).

10.5*	1994 Employee Stock Option Plan of Insteel Industries, Inc. (as amended and restated effective February 1, 2000) (incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 filed on February 23, 2000).

10.9*	1994 Director Stock Option Plan of the Company (as Amended and Restated Effective as of April 28, 1998) (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998 filed on December 3, 1998).

10.11*	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended effective September 18, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.12*	Form of Amended and Restated Change in Control Severance Agreements between the Company and each of H.O. Woltz III and Michael C. Gazmarian, respectively, each dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.13*	Form of Amended and Restated Severance Agreements with H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006 (each agreement is substantially identical to the form in all material respects) (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.14*	Change in Control Severance Agreement between the Company and James F. Petelle dated November 14, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.15*	Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 filed on December 10, 1997).

10.16*	Amended and Restated Retirement Security Agreement by and between the Company and H.O. Woltz III dated September 19, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.17*	Form of Retirement Security Agreement between the Company and each of Michael C. Gazmarian, James F. Petelle and Richard T. Wagner, respectively, dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.20*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.20.1*	Relocation Proposal between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 10.20.1 of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.20.2*	Addendum to Relocation Proposal between the Company and James F. Petelle, dated September 18, 2009 (incorporated by reference to Exhibit 10.20.2 of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.21*	Amended and Restated Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.22*	2005 Equity Incentive Plan of Insteel Industries, Inc. as most recently amended on November 8, 2011.

10.23*	Summary of Amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

EXHIBIT INDEX

to

Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 1, 2011

Exhibit Number	Description

10.24*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).

10.25*	Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.26	Asset Purchase Agreement between Insteel Wire Products Company and Ivy Steel & Wire, Inc. dated as of November 19, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 22, 2010).

10.27	Secured Term Note dated as of November 19, 2010, made and delivered by Insteel Wire Products Company in favor of Ivy Steel & Wire, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 22, 2010).

21.1	List of Subsidiaries of Insteel Industries, Inc. at October 1, 2011.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from our Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on November 14, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended October 1, 2011, October 2, 2010 and October 3, 2009, (ii) the Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010, (iii) the Consolidated Statements of Cash Flows for the years ended October 1, 2011, October 2, 2010 and October 3, 2009, (iv) the Consolidated Statements of Shareholders’ Equity as of October 1, 2011, October 2, 2010 and October 3, 2009 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-9929.