Form 10-Q
period 2011-12-31
INSTEEL INDUSTRIES INC
filed 2012-02-02
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of February 1, 2012 was 17,613,324.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for per share data)

(Unaudited)

	Three Months Ended
	December 31, 2011	January 1, 2011
Net sales	$84,811	$52,306
Cost of sales	80,152	52,441

Gross profit (loss)	4,659	(135)
Selling, general and administrative expense	4,592	4,168
Gain on early extinguishment of debt	(425)	—
Restructuring charges, net	599	4,390
Acquisition costs	—	2,750
Other income, net	(70)	(13)
Interest expense	253	151
Interest income	—	(13)

Loss before income taxes	(290)	(11,568)
Income taxes	(110)	(3,940)

Net loss	$(180)	$(7,628)

Net loss per share:
Basic	$(0.01)	$(0.44)
Diluted	(0.01)	(0.44)

Weighted average shares outstanding
Basic	17,610	17,511
Diluted	17,610	17,511

Cash dividends declared per share	$0.03	$0.03

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) December 31, 2011	(Audited) October 1, 2011
Assets
Current assets:
Cash and cash equivalents	$10	$10
Accounts receivable, net	36,129	41,971
Inventories, net	73,402	76,374
Other current assets	4,602	4,093

Total current assets	114,143	122,448
Property, plant and equipment, net	88,420	89,484
Other assets	5,274	4,598

Total assets	$207,837	$216,530

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,874	$38,607
Accrued expenses	6,638	7,377
Current portion of long-term debt	—	675

Total current liabilities	34,512	46,659
Long-term debt	16,383	13,481
Other liabilities	8,802	7,916
Commitments and contingencies
Shareholders’ equity:
Common stock	17,613	17,609
Additional paid-in capital	49,094	48,723
Retained earnings	83,448	84,157
Accumulated other comprehensive loss	(2,015)	(2,015)

Total shareholders’ equity	148,140	148,474

Total liabilities and shareholders’ equity	$207,837	$216,530

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31, 2011	January 1, 2011
Cash Flows From Operating Activities:
Net loss	$(180)	$(7,628)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,406	2,054
Amortization of capitalized financing costs	20	20
Stock-based compensation expense	369	539
Gain on early extinguishment of debt	(425)	—
Asset impairment charges	(11)	2,868
Excess tax benefits from stock-based compensation	(5)	—
Deferred income taxes	(116)	(3,969)
Increase in cash surrender value of life insurance policies over premiums paid	(290)	(248)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	5,842	2,614
Inventories	2,972	3,442
Accounts payable and accrued expenses	(11,679)	(4,038)
Other changes	368	(745)

Total adjustments	(549)	2,537

Net cash used for operating activities	(729)	(5,091)

Cash Flows From Investing Activities:
Capital expenditures	(1,008)	(506)
Proceeds from surrender of life insurance policies	16	—
Proceeds from sale of property, plant and equipment	15	—
Increase in cash surrender value of life insurance policies	(427)	—
Acquisition of business	—	(37,588)

Net cash used for investing activities	(1,404)	(38,094)

Cash Flows From Financing Activities:
Proceeds from long-term debt	41,520	109
Principal payments on long-term debt	(38,868)	(109)
Cash received from exercise of stock options	1	—
Excess tax benefits from stock-based compensation	5	—
Cash dividends paid	(529)	—
Other	4	37

Net cash provided by financing activities	2,133	37

Net decrease in cash and cash equivalents	—	(43,148)
Cash and cash equivalents at beginning of period	10	45,935

Cash and cash equivalents at end of period	$10	$2,787

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$552	$36
Income taxes, net	33	709
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	342	73
Declaration of cash dividends to be paid	—	527
Note payable issued as consideration for business acquired	—	13,500

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Common Stock
	Shares	Amount
Balance at October 1, 2011	17,609	$17,609	$48,723	$84,157	$(2,015)	$148,474

Comprehensive loss:
Net loss				(180)		(180)

Comprehensive loss						(180)
Stock options exercised	4	4	(3)			1
Compensation expense associated with stock-based plans			369			369
Excess tax benefits from stock-based compensation			5			5
Cash dividends declared				(529)		(529)

Balance at December 31, 2011	17,613	$17,613	$49,094	$83,448	$(2,015)	$148,140

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The October 1, 2011 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended October 1, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2012 or future periods.

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update that amends the guidance provided in Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, by requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for the Company beginning in the first quarter of fiscal 2013 and must be applied retrospectively. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective for the Company beginning in the second quarter of fiscal 2012. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements.

(3) Business Combination

On November 19, 2010, the Company purchased certain of the assets and assumed certain of the liabilities of Ivy Steel and Wire, Inc. (“Ivy”) for a preliminary purchase price of approximately $51.1 million, consisting of $37.6 million of cash and a $13.5 million secured subordinated promissory note payable to Ivy (see Note 9 to the consolidated financial statements) (the “Ivy Acquisition”). Subsequent to the date of the Ivy Acquisition, the Company recorded $780,000 of post-closing adjustments which reduced the final adjusted purchase price to $50.3 million.

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

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the assets acquired, liabilities assumed and consideration transferred. The Company performed such a reassessment and concluded that the values assigned for the Ivy Acquisition were reasonable. Consequently, the Company recorded a $500,000 bargain purchase gain on the Ivy Acquisition in fiscal 2011.

The Ivy Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred (See Note 4 to the consolidated financial statements).

Following the Ivy Acquisition, net sales for the Ivy facilities for the three-month period ended January 1, 2011 were approximately $4.5 million. The actual amount of net sales specifically attributable to the Ivy Acquisition, however, cannot be quantified due to the integration actions that have been taken by the Company involving the transfer of business between the former Ivy facilities and the Company’s existing facilities. The Company has determined that the presentation of Ivy’s earnings for the three-month period ended January 1, 2011 is impractical due to the integration of Ivy’s operations into the Company following the Ivy Acquisition.

The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the Ivy Acquisition occurred at the beginning of fiscal 2011. The pro forma information reflects certain adjustments related to the Ivy Acquisition, including adjusted depreciation expense based on the fair value of the assets acquired, interest expense related to the secured subordinated promissory note and an appropriate adjustment in the prior year period for the acquisition-related costs. The pro forma information does not reflect any operating efficiencies or potential cost savings which may result from the Ivy Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the Ivy Acquisition occurred at the beginning of fiscal 2011, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the prior year period are as follows:

(In thousands)	Three Months Ended January 1, 2011
Net sales	$69,017
Loss before income taxes	(11,071)
Net loss	(7,211)

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

Following are summaries of the restructuring activities and associated costs that were incurred during the three-month periods ended December 31, 2011 and January 1, 2011:

2012 (In thousands)	Severance and other employee costs	Asset impairment charges	Facility closure costs	Equipment relocation costs	Total
Liability as of October 1, 2011	$65	$—	$77	$112	$254

Restructuring charges	(40)	(11)	139	511	599

Cash payments	(25)	—	(216)	(456)	(697)
Non-cash charges	—	11	—	—	11

Liability as of December 31, 2011	$—	$—	$—	$167	$167

During the three-month period ended December 31, 2011, all of the remaining severance liabilities were satisfied and the final proceeds were received from the sale of previously impaired machinery and equipment, which have been included within asset impairment charges. As of December 31, 2011, the Company recorded restructuring liabilities amounting to $167,000 on its consolidated balance sheet, including $158,000 in accounts payable and $9,000 in accrued expenses.

2011 (In thousands)	Severance and other employee costs	Asset impairment charges	Facility closure costs	Equipment relocation costs	Total
Liability as of October 2, 2010	$—	$—	$—	$—	$—

Restructuring charges	979	2,868	533	10	4,390

Cash payments	(310)	—	(75)	(10)	(395)
Non-cash charges	—	(2,868)	—	—	(2,868)

Liability as of January 1, 2011	$669	$—	$458	$—	$1,127

As of January 1, 2011, the Company recorded restructuring liabilities amounting to $1.1 million on its consolidated balance sheet, including $465,000 in accounts payable and $662,000 in accrued expenses.

Acquisition costs. During the three-month period ended January 1, 2011, the Company recorded $2.8 million of acquisition-related costs associated with the Ivy Acquisition for advisory, accounting, legal and other professional fees. There were no acquisition-related costs incurred during the three-month period ended December 31, 2011.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of December 31, 2011, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$4,703	—	$4,703

Total	$4,703	$—	$4,703

Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of December 31, 2011.

As of December 31, 2011, the Company had no non financial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amount for accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(6) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of December 31, 2011, there were 142,000 shares available for future grants under the plans.

Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three-month periods ended December 31, 2011 and January 1, 2011 are as follows:

	Three Months Ended
(In thousands)	December 31, 2011	January 1, 2011
Stock options:
Compensation expense	$129	$227
Excess tax benefits	5	—

As of December 31, 2011, the remaining unamortized compensation cost related to unvested stock option awards was $457,000, which is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes stock option activity for the three-month period ended December 31, 2011:

	Options	Exercise Price Per Share		Contractual Term -	Aggregate Intrinsic

	Outstanding (in thousands)	Range	Weighted Average	Weighted Average	Value (in thousands)

Outstanding at October 1, 2011	994	$0.18 – $20.27	$10.89
Granted	—	— —	—
Expired	—	— —	—
Exercised	(4)	0.18 – 0.18	0.18		$42

Outstanding at December 31, 2011	990	0.18 – 20.27	10.93	6.77 years	1,378

Vested and anticipated to vest in the future at December 31, 2011	968		10.95	6.73 years	1,353

Exercisable at December 31, 2011	630		11.28	5.68 years	1,011

Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. There were no RSU grants during the three-month periods ended December 31, 2011 and January 1, 2011. Amortization expense for RSUs for the three-month periods ended December 31, 2011 and January 1, 2011 is as follows:

	Three Months Ended
(In thousands)	December 31, 2011	January 1, 2011
Amortization expense	$240	$246

As of December 31, 2011, the remaining unrecognized compensation cost related to unvested RSUs was $826,000, which is expected to be recognized over a weighted average vesting period of 1.74 years.

The following table summarizes RSU activity during the three-month period ended December 31, 2011:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, October 1, 2011	328	$10.25

Granted	—	—
Released	—	—

Balance, December 31, 2011	328	$10.25

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards (“RSAs”) which are valued based upon the fair market value on the date of the grant. The vesting period for RSAs is generally one to three years from the date of the grant. There were no RSAs granted during the three-month periods ended December 31, 2011 and January 1, 2011. Amortization expense for RSAs for the three-month periods ended December 31, 2011 and January 1, 2011 is as follows:

	Three Months Ended
(In thousands)	December 31, 2011	January 1, 2011
Amortization expense	$—	$66

There were no unvested restricted stock awards as of December 31, 2011.

(7) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 37.9% for the three-month period ended December 31, 2011 compared with 34.1% in the three-month period ended January 1, 2011. The year-over-year increase in the effective income tax rate is the result of changes in permanent book versus tax differences.

Deferred income taxes. As of December 31, 2011, the Company has recorded a current deferred tax asset (net of valuation allowance) of $3.0 million in other current assets and a non-current deferred tax liability of $2.5 million in other liabilities on its consolidated balance sheet. The deferred tax asset primarily relates to pre-tax losses that were incurred in prior fiscal years. The Company has $28.1 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2016, but principally expire between 2016 and 2031, and $1.9 million of federal NOLs that expire in 2031. The Company has also recorded deferred tax assets for $300,000 of various state tax credits that begin to expire in 2014, but principally expire in 2014 to 2019.

In accordance with ASC Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. As of December 31, 2011 and October 1, 2011, the Company recorded a valuation allowance of $727,000 pertaining to various state NOLs and tax credits that were not expected to be utilized.

The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances. If the Company should utilize the state NOLs and tax credits against which an allowance has previously been provided or if it is determined that it is “more likely than not” that the Company will realize any of these state NOLs and tax credits, an income tax benefit would be recognized at that time.

Uncertainty in income taxes. The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments based on its judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of December 31, 2011, the Company had approximately $55,000 of total gross unrecognized tax benefits that would reduce its income tax rate in future periods, if recognized, of which $22,000 were classified as other current liabilities and $33,000 as other liabilities on its consolidated balance sheet. The Company anticipates the gross unrecognized tax benefit of $22,000 will be resolved within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, the Company had $52,000 of accrued interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and certain state tax returns filed by the Company subsequent to fiscal year 2007 remain subject to examination together with certain state tax returns subsequent to fiscal year 2003.

(8) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $33,000 and $68,000 to the Delaware Plan during the three-month periods ended December 31, 2011 and January 1, 2011, respectively, and expects to contribute an additional $173,000 during the remainder of the current fiscal year.

In February 2011, as part of the planned closure of the Wilmington, Delaware facility, the Company amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded in restructuring charges in fiscal 2011.

Net periodic pension costs and related components for the Delaware Plan for the three-month periods ended December 31, 2011 and January 1, 2011 are as follows:

	Three Months Ended
(In thousands)	December 31, 2011	January 1, 2011
Interest cost	$37	$48
Expected return on plan assets	(34)	(52)
Recognized net actuarial loss	14	58

Net periodic pension cost	$17	$54

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

Net periodic benefit costs and related components for the SERPs for the three-month periods ended December 31, 2011 and January 1, 2011 are as follows:

	Three Months Ended
(In thousands)	December 31, 2011	January 1, 2011
Service cost	$50	$44
Interest cost	71	71
Amortization of prior service cost	57	65
Recognized net actuarial loss	15	—

Net periodic benefit cost	$193	$180

(9) Long-Term Debt

Revolving Credit Facility. On June 2, 2010, the Company and each of its wholly-owned subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to its revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides the Company with up to $75.0 million of financing on the credit facility to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. As of December 31, 2011,$16.4 million of borrowings were outstanding on the credit facility, $57.5 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.

Advances under the credit facility are limited to the lesser of the revolving credit commitment or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the revolver are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the revolver within the range of 0.75% - 1.50% for index rate loans and 2.25% - 3.00% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for in the Credit Agreement. Based on the Company’s excess availability as of December 31, 2011, the applicable interest rate margins on the revolver were 0.75% for index rate loans and 2.25% for LIBOR loans.

The Company’s ability to borrow available amounts under the credit facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for in the Credit Agreement.

Financial Covenants

The terms of the Credit Agreement require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of excess availability on the revolving credit facility is less than $10.0 million. As of December 31, 2011, the Company was in compliance with all of the financial covenants under the Credit Agreement.

Negative Covenants

In addition, the terms of the Credit Agreement restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. As of December 31, 2011, the Company was in compliance with all of the negative covenants under the Credit Agreement.

Events of Default

Under the terms of the Credit Agreement, an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of December 31, 2011, there have not been any events of default by the Company.

Amortization of capitalized financing costs associated with the credit facility was $20,000 for the three-month periods ended December 31, 2011 and January 1, 2011. Accumulated amortization of capitalized financing costs was $4.1 million as of December 31, 2011 and October 1, 2011.

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 (see Note 3 to the consolidated financial statements) the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011- 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statement of operations for the three-month period ended December 31, 2011.

(10) Loss Per Share

The computations of basic and diluted loss per share attributable to common shareholders for the three-month periods ended December 31, 2011 and January 1, 2011 are as follows:

	Three Months Ended
(In thousands except per share amounts)	December 31, 2011	January 1, 2011
Net loss available to common shareholders	$(180)	$(7,628)
Basic weighted average shares outstanding	17,610	17,511
Dilutive effect of stock-based compensation	—	—

Diluted weighted average shares outstanding	17,610	17,511

Per share basic:
Net loss	$(0.01)	$(0.44)

Per share diluted:
Net loss	$(0.01)	$(0.44)

Options and RSUs representing 810,000 and 697,000 shares for the three-month periods ended December 31, 2011 and January 1, 2011, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options, RSAs and RSUs representing 170,000 and 189,000 shares for the three-month periods ended December 31, 2011 and January 1, 2011, respectively, were not included in the diluted earnings per share calculation due to the net losses that were incurred.

(11) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of December 31, 2011, there was $24.8 million remaining available for future share repurchases under this authorization. No purchases of common stock were made during the three-month periods ended December 31, 2011 and January 1, 2011.

(12) Other Financial Data

Balance sheet information:

(In thousands)	December 31, 2011	October 1, 2011
Accounts receivable, net:
Accounts receivable	$36,924	$42,732
Less allowance for doubtful accounts	(795)	(761)

Total	$36,129	$41,971

Inventories, net:
Raw materials	$38,070	$40,536
Work in process	3,583	3,771
Finished goods	31,749	32,067

Total	$73,402	$76,374

Other current assets:
Current deferred tax asset	$3,028	$2,156
Capitalized financing costs, net	82	82
Other	1,492	1,855

Total	$4,602	$4,093

Property, plant and equipment, net:
Land and land improvements	$8,597	$8,586
Buildings	40,775	40,773
Machinery and equipment	118,802	118,518
Construction in progress	3,031	2,078

	171,205	169,955
Less accumulated depreciation	(82,785)	(80,471)

Total	$88,420	$89,484

Other assets:
Cash surrender value of life insurance policies, net of loans of $451 and $446	$4,703	$4,006
Capitalized financing costs, net	198	218
Other	373	374

Total	$5,274	$4,598

Accrued expenses:
Salaries, wages and related expenses	$1,619	$1,656
Pension plan	1,555	1,571
Property taxes	1,117	1,234
Customer rebates	1,089	791
Worker’s compensation	345	333
Interest	38	387
Deferred revenues	26	387
Restructuring	—	142
Other	849	876

Total	$6,638	$7,377

Other liabilities:
Deferred compensation	$6,279	$6,149
Deferred income taxes	2,467	1,711
Other	56	56

Total	$8,802	$7,916

(13) Business Segment Information

All of the Company’s operations are focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and prestressed concrete strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment.

(14) Contingencies

Legal proceedings. On November 19, 2007, Dywidag Systems International, Inc. (“DSI”) filed a third-party lawsuit in the Ohio Court of Claims alleging that certain epoxy-coated strand sold by the Company to DSI in 2002, and supplied by DSI to the Ohio Department of Transportation (“ODOT”) for a bridge project, was defective. The third-party action sought recovery of any damages which could have been assessed against DSI in the action filed against it by ODOT, which allegedly could have been in excess of $8.3 million, plus $2.7 million in damages allegedly incurred by DSI. In 2009, the Ohio court granted the Company’s motion for summary judgment as to the third-party claim against it on the grounds that the statute of limitations had expired, but DSI filed an interlocutory appeal of that ruling. In addition, the Company previously filed a lawsuit against DSI in the North Carolina Superior Court in SurryCounty seeking recovery of $1.4 million (plus interest) owed for other products sold by the Company to DSI, which action was removed by DSI to the U.S. District Court for the Middle District of North Carolina.

On October 7, 2010, the Company participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. The parties dismissed the action in the Middle District of North Carolina on December 23, 2010, and the Ohio Court of Claims action was dismissed on January 21, 2011. Pursuant to the settlement agreement, which was approved by the Ohio Court of Claims on January 5, 2011, the parties released each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, the Company reserved the remaining outstanding balance that it was owed by DSI and agreed to make a cash payment of $600,000 to ODOT. During the second quarter of 2011, the Company paid the $600,000 settlement to ODOT and wrote off the DSI receivables against the previously established reserve. The resolution of this matter has enabled the Company to reinstate its commercial relationship with DSI that had existed prior to the initiation of the legal proceedings.

The Company is involved in other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended October 1, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

•	potential difficulties in realizing the anticipated synergies, including reduced operating costs, associated with the Ivy Acquisition;

•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential construction, particularly commercial construction, and the impact on demand for our products;

•	the duration and magnitude of a new federal transportation funding authorization and the amount of the infrastructure-related funding provided for that requires the use of our products;

•	the severity and duration of the downturn in residential construction and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 1, 2011 and in other filings that we make with the SEC.

Overview

Insteel Industries, Inc. is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand and welded wire reinforcement, including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives who are our employees. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of current markets served or expand our geographic reach.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 31, 2011	Change	January 1, 2011
Net sales	$84,811	62.1%	$52,306
Gross profit (loss)	4,659	N/M	(135)
Percentage of net sales	5.5%		(0.3%)
Selling, general and administrative expense	$4,592	10.2%	$4,168
Percentage of net sales	5.4%		8.0%
Gain on early extinguishment of debt	$(425)	N/M	$—
Restructuring charges, net	599	(86.4%)	4,390
Acquisition costs	—	(100.0%)	2,750
Interest expense	253	67.5%	151
Interest income	—	(100.0%)	(13)
Effective income tax rate	37.9%		34.1%
Net loss	$(180)	(97.6%)	$(7,628)

“N/M” = not meaningful

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

Net Sales

Net sales for the first quarter of 2012 increased 62.1% to $84.8 million from $52.3 million in the same year-ago period. Shipments for the quarter increased 40.4% and average selling prices increased 15.5% from the prior year levels. The increase in shipments was primarily due to the full quarter contribution of the Ivy facilities in the current fiscal year. The increase in average selling prices was driven by price increases that were implemented during 2011 to recover higher raw material costs. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit (Loss)

Gross profit for the first quarter of 2012 was $4.7 million, or 5.5% of net sales, compared with a gross loss of $135,000, or (0.3%) of net sales, in the same year-ago period. The year-over-year improvement was primarily due to the full quarter contribution of the Ivy facilities in the current fiscal year together with widening spreads between average selling prices and raw materials costs, and lower unit conversion costs relative to the prior year period. The prior year gross loss was impacted by the sale of the higher cost inventory acquired from Ivy that was valued at fair value in accordance with purchase accounting requirements. Gross margins for both periods were unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules compounded by the usual seasonal downturn.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2012 increased 10.2% to $4.6 million, or 5.4% of net sales from $4.2 million, or 8.0% of net sales in the same year-ago period primarily due to higher compensation expense ($285,000) and employee benefit costs ($186,000). The increase in compensation expenses was primarily due to staffing additions related to the Ivy acquisition and higher incentive plan expense. The increase in employee benefit costs was largely related to higher employee medical expense.

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in the first quarter of 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges for the first quarter of 2012 decreased $3.8 million or 86.4% to $599,000 from $4.4 million in the same year-ago period primarily due to reduced restructuring activities within the current year period. Net restructuring charges for the first quarter of 2012 consisted of $511,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions. Net restructuring charges of $4.4 million in the prior year period included $2.9 million for impairment charges related to plant closures and the decommissioning of equipment, $1.0 million for employee separation costs associated with plant closures and other staffing reductions, and $500,000 for the future lease obligations for the closed Houston facility. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Acquisition Costs

Acquisition-related costs amounting to $2.8 million were incurred during the first quarter of 2011 for advisory, accounting, legal and other professional fees directly related to the Ivy Acquisition. There were no acquisition costs incurred in the first quarter of 2012.

Interest Expense

Interest expense for the first quarter of 2012 increased $102,000 or 67.5% to $253,000 from $151,000 in the same year-ago period primarily due to the interest on the secured subordinated promissory note associated with the Ivy Acquisition and higher borrowings outstanding on the revolving credit facility.

Income Taxes

The effective income tax rate for the first quarter of 2012 increased to 37.9% from 34.1% in the same year-ago period as a result of changes in permanent book versus tax differences.

Net Loss

The net loss for the first quarter of 2012 was $180,000, or ($0.01) per share, compared to $7.6 million, or ($0.44) per share, in the same year-ago period primarily due to the increase in gross profit and decreases in the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

Cash Flow Analysis

	Three Months Ended
	December 31, 2011	January 1, 2011
Net cash used for operating activities	$ (729)	$ (5,091)
Net cash used for investing activities	(1,404)	(38,094)
Net cash provided by financing activities	2,133	37

Working capital	79,631	59,833
Total debt	16,383	13,500
Percentage of total capital	10.0%	8.8%
Shareholders’ equity	$148,140	$140,260
Percentage of total capital	90.0%	91.2%
Total capital (total debt + shareholders’ equity)	$164,523	$153,760

Operating activities used $729,000 of cash during the first quarter of 2012 compared to $5.1 million during the same period last year. The year-over-year change was primarily due to the improvement in our financial results partially offset by the change in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses, which used $2.9 million in the current year period while providing $2.0 million in the same period last year. The cash used by net working capital in the current year period was due to an $11.7 million decrease in accounts payable and accrued expenses resulting from lower raw material purchases and the timing of the related payments, which was partially offset by a $5.8 million decrease in accounts receivable due to the usual seasonal decline in shipments and a $3.0 million decrease in inventories. The cash provided by net working capital in the prior year period was largely due to a $3.4 million reduction in inventories resulting from lower raw material purchases and a $2.6 million decrease in accounts receivable due to the usual seasonal decline in shipments. We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing activities used $1.4 million of cash during the first quarter of 2012 compared to $38.1 million during the same period last year. The decrease in cash used was primarily related to the $37.6 million payment for the Ivy Acquisition in the prior year period. Capital expenditures are expected to total less than $10.0 million for fiscal 2012. Our investing activities are largely discretionary, which gives us the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.

Financing activities provided $2.1 million of cash during the first quarter of 2012 compared to $37,000 during the same period last year. The year-over-year change was primarily due to increased borrowings on the Company’s revolving credit facility partially offset by $13.1 million of payments against the balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Credit Facilities

On June 2, 2010, we and each of our wholly-owned subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends and restates in its entirety the previous agreement pertaining to our revolving credit facility that had been in effect since January 2006. The Credit Agreement, which matures on June 2, 2015, provides us with up to $75.0 million of financing on the credit facility to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. As of December 31, 2011, $16.4 million of borrowings were outstanding on the credit facility, $57.5 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.

As part of the consideration for purchasing certain assets of Ivy on November 19, 2010 (See Note 3 to the consolidated financial statements), we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, we prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statement of operations for the three-month period ended December 31, 2011.

We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, net cash generated by operating activities, and the borrowing availability provided under our revolving credit facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We expect to have access to the amounts available under our revolving credit facility as required. However, further deterioration of market conditions in the construction sector could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2011, wire rod prices rose due to the escalation in the cost of scrap and other raw materials for wire rod producers and increased demand from non-construction applications. Our ability to fully recover higher wire rod prices during this period was mitigated by competitive pricing pressures resulting from the ongoing weakness in our construction end-markets. During the first quarter of 2012, inflation did not have a material impact on our sales or earnings. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Except with respect to prepayment of the remaining amount outstanding on the Note and the related increase in borrowings on the revolving credit facility (See Note 9 to the consolidated financial statements), there have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of October 1, 2011 other than those which occur in the ordinary course of business.

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

For 2011, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2012. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.

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

In February 2011, as part of the planned closure of the Wilmington, Delaware facility, we amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded as a restructuring charge in the second quarter of 2011. We currently expect net periodic pension costs for both plans to total $840,000 during 2012. Cash contributions to the plans during 2012 are expected to total $206,000 for the Delaware Plan and $244,000 for the SERPs, matching the required benefit payments.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update that amends the guidance provided in ASC Topic 220, Comprehensive Income, by requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for us beginning in the first quarter of fiscal 2013 and must be applied retrospectively. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective for us beginning in the second quarter of fiscal 2012. We do not expect the adoption of this update will have a material impact on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2012, our visibility remains limited due to the continued uncertainty regarding the prospects for a recovery in the economy and employment market, the availability of financing in the credit markets and the duration and magnitude of the next federal transportation funding authorization. Conditions in our construction end-markets appear to have stabilized recently following the steep decline in demand that we have experienced in recent years. However, we have yet to see any signs of a pronounced recovery taking hold in our markets and believe that construction activity is likely to continue trending at depressed levels during the year.

In spite of the ongoing weakness in market conditions, prices for our primary raw material, hot-rolled steel wire rod have risen since December 2011 driven by the escalation in the cost of scrap for steel producers. Our ability to recover additional increases in these costs in our markets and the net impact on margins is uncertain at this time.

In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect the contributions from the Ivy Acquisition to increase through the realization of the remainder of the anticipated operational synergies and the anticipated benefits from the reconfiguration of our combined welded wire reinforcement operations. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to evaluate further potential acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2012, a 10% increase in the price of steel wire rod would have resulted in a $6.0 million decrease in our pre-tax earnings for the quarter ended December 31, 2011 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Borrowings under our revolving credit facility are subject to a variable rate of interest and are sensitive to changes in interest rates. Based on the Company’s interest rate exposure and the outstanding borrowings on its revolving credit facility as of December 31, 2011, a 25 basis point change in interest rates would have an estimated $41,000 impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 31, 2011.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 31, 2011, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2011. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 1, 2011, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock, which was scheduled to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of December 31, 2011, there was $24.8 million remaining available for future share repurchases under this authorization. We did not purchase any of our common stock under the repurchase program or otherwise during the three-month period ended December 31, 2011.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 2, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the three months ended December 31, 2011 and January 1, 2011, (ii) the Consolidated Balance Sheets as of December 31, 2011 and October 1, 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and January 1, 2011, (iv) the Consolidated Statements of Shareholders’ Equity as of December 31, 2011 and October 1, 2011, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: February 2, 2012	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 2, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the three months ended December 31, 2011 and January 1, 2011, (ii) the Consolidated Balance Sheets as of December 31, 2011 and October 1, 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and January 1, 2011, (iv) the Consolidated Statements of Shareholders’ Equity as of December 31, 2011 and October 1, 2011, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.