Form 10-Q
period 2012-03-31
INSTEEL INDUSTRIES INC
filed 2012-04-26
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2012 was 17,690,518.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011

Net sales	$87,029	$86,933	$171,840	$139,239
Cost of sales	81,535	75,330	161,687	127,771

Gross profit	5,494	11,603	10,153	11,468
Selling, general and administrative expense	4,906	4,523	9,498	8,691
Gain on early extinguishment of debt	—	—	(425)	—
Restructuring charges, net	203	2,213	802	6,603
Acquisition costs	—	768	—	3,518
Bargain purchase gain	—	(500)	—	(500)
Other income, net	(144)	(56)	(214)	(69)
Interest expense	119	253	372	404
Interest income	(2)	(6)	(2)	(19)

Earnings (loss) before income taxes	412	4,408	122	(7,160)
Income taxes	150	1,789	40	(2,151)

Net earnings (loss)	$262	$2,619	$82	$(5,009)

Net earnings (loss) per share:
Basic	$0.01	$0.15	$—	$(0.29)
Diluted	0.01	0.15	—	(0.29)

Weighted average shares outstanding
Basic	17,649	17,551	17,630	17,531
Diluted	18,038	17,802	17,986	17,531

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)	(Audited)
	March 31,	October 1,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$233	$10
Accounts receivable, net	36,524	41,971
Inventories, net	69,225	76,374
Other current assets	4,908	4,093

Total current assets	110,890	122,448
Property, plant and equipment, net	88,740	89,484
Other assets	5,810	4,598

Total assets	$205,440	$216,530

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,754	$38,607
Accrued expenses	5,307	7,377
Current portion of long-term debt	—	675

Total current liabilities	39,061	46,659
Long-term debt	8,000	13,481
Other liabilities	9,886	7,916
Commitments and contingencies
Shareholders’ equity:
Common stock	17,677	17,609
Additional paid-in capital	49,651	48,723
Retained earnings	83,180	84,157
Accumulated other comprehensive loss	(2,015)	(2,015)

Total shareholders’ equity	148,493	148,474

Total liabilities and shareholders’ equity	$205,440	$216,530

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,	April 2,
	2012	2011
Cash Flows From Operating Activities:
Net earnings (loss)	$82	$(5,009)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,835	4,553
Amortization of capitalized financing costs	45	40
Stock-based compensation expense	1,126	1,182
Gain on early extinguishment of debt	(425)	—
Asset impairment charges	(11)	3,451
Deferred income taxes	39	(2,276)
Excess tax benefits from stock-based compensation	(131)	(81)
Loss (gain) on sale of property, plant and equipment	(74)	16
Gain from life insurance proceeds	—	(357)
Increase in cash surrender value of life insurance policies over premiums paid	(737)	(298)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	5,447	(12,448)
Inventories	7,149	2,787
Accounts payable and accrued expenses	(6,819)	9,360
Other changes	1,058	(878)

Total adjustments	11,502	5,051

Net cash provided by operating activities	11,584	42

Cash Flows From Investing Activities:
Capital expenditures	(4,005)	(4,902)
Increase in cash surrender value of life insurance policies	(427)	(425)
Proceeds from surrender of life insurance policies	16	—
Proceeds from sale of property, plant and equipment	96	18
Proceeds from life insurance claims	—	1,063
Acquisition of business	—	(37,308)

Net cash used for investing activities	(4,320)	(41,554)

Cash Flows From Financing Activities:
Proceeds from long-term debt	51,894	5,908
Principal payments on long-term debt	(57,625)	(5,908)
Financing costs	(161)	—
Excess tax benefits from stock-based compensation	131	81
Cash received from exercise of stock options	2	13
Cash dividends paid	(1,059)	(527)
Other	(223)	(97)

Net cash used for financing activities	(7,041)	(530)

Net increase (decrease) in cash and cash equivalents	223	(42,042)
Cash and cash equivalents at beginning of period	10	45,935

Cash and cash equivalents at end of period	$233	$3,893

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$618	$66
Income taxes, net	73	760
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	97	441
Declaration of cash dividends to be paid	—	527
Restricted stock surrendered for withholding taxes payable	263	86
Note payable issued as consideration for business acquired	—	13,500
Post-closing purchase price adjustment for business acquired	—	500

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Common Stock
	Shares	Amount
Balance at October 1, 2011	17,609	$17,609	$48,723	$84,157	$(2,015)	$148,474

Comprehensive income:
Net income				82		82

Comprehensive income						82
Stock options exercised	12	12	(10)			2
Vesting of restricted stock units	76	76	(76)			—
Compensation expense associated with stock-based plans			1,126			1,126
Excess tax benefits from stock-based compensation			131			131
Restricted stock surrendered for withholding taxes payable	(20)	(20)	(243)			(263)
Cash dividends declared				(1,059)		(1,059)

Balance at March 31, 2012	17,677	$17,677	$49,651	$83,180	$(2,015)	$148,493

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2012 or future periods.

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

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update was effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

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

Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications. The addition of Ivy’s facilities has enhanced the Company’s competitiveness in its Northeast, Midwest and Florida markets, in addition to providing a platform to serve the West Coast markets more effectively. The assets purchased included Ivy’s production facilities in Arizona, Florida, Missouri and Pennsylvania; production equipment in Texas; and certain related inventories. In addition, the Company assumed certain of Ivy’s accounts payable and employee benefit obligations.

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

The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the Ivy Acquisition occurred at the beginning of fiscal 2011. The pro forma information reflects certain adjustments related to the Ivy Acquisition, including adjusted depreciation expense based on the fair value of the assets acquired, interest expense related to the secured subordinated promissory note and an appropriate adjustment in the prior year period for the acquisition-related costs. The pro forma information does not reflect any operating efficiencies or potential cost savings which may result from the Ivy Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the Ivy Acquisition occurred at the beginning of fiscal 2011, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the prior year periods are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	April 2, 2011	April 2, 2011
Net sales	$86,933	$155,950

Earnings (loss) before income taxes	4,671	(6,400)
Net earnings (loss)	2,775	(4,436)

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

Following are summaries of the restructuring activities and associated costs that were incurred during the three- and six-month periods ended March 31, 2012 and April 2, 2011:

(In thousands)	Severance and other employee costs	Asset impairment charges	Facility closure costs	Equipment relocation costs	Total
2012
Liability as of October 1, 2011	$65	$—	$77	$112	$254
Restructuring charges	(40)	(11)	139	511	599
Cash payments	(25)	—	(216)	(456)	(697)
Non-cash charges	—	11	—	—	11

Liability as of December 31, 2011	$—	$—	$—	$167	$167

Restructuring charges	—	—	—	203	203
Cash payments	—	—	—	(208)	(208)

Liability as of March 31, 2012	$—	$—	$—	$162	$162

2011
Liability as of October 2, 2010	$—	$—	$—	$—	$—
Restructuring charges	979	2,868	533	10	4,390
Cash payments	(310)	—	(75)	(10)	(395)
Non-cash charges	—	(2,868)	—	—	(2,868)

Liability as of January 1, 2011	$669	$—	$458	$—	$1,127

Restructuring charges	1,176	584	224	229	2,213
Cash payments	(1,486)	—	(367)	(145)	(1,998)
Non-cash charges	—	(584)	—	—	(584)

Liability as of April 2, 2011	$359	$—	$315	$84	$758

During the six-month period ended March 31, 2012, all of the remaining severance liabilities were satisfied and the final proceeds were received from the sale of previously impaired machinery and equipment, which have been included in asset impairment charges. As of March 31, 2012, the Company recorded restructuring liabilities amounting to $162,000 on its consolidated balance sheet, including $54,000 in accounts payable and $108,000 in accrued expenses.

As of April 2, 2011, the Company recorded restructuring liabilities amounting to $758,000 on its consolidated balance sheet, including $84,000 in accounts payable and $674,000 in accrued expenses.

Acquisition costs. During the three- and six-month periods ended April 2, 2011, the Company recorded $768,000 and $3.5 million, respectively, of acquisition-related costs associated with the Ivy Acquisition for advisory, accounting, legal and other professional fees. There were no acquisition-related costs incurred during the three- and six-month periods ended March 31, 2012.

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

As of March 31, 2012, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$5,114	—	$5,114

Total	$5,114	$—	$5,114

Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of March 31, 2012.

As of March 31, 2012, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amount for accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(6) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 21, 2012, the Company’s 2005 Equity Incentive Plan was amended to increase the number of shares available for future grants by 900,000 shares. As of March 31, 2012, there were 933,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and six-month periods ended March 31, 2012 and April 2, 2011 are as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
(In thousands)	2012	2011	2012	2011
Stock options:
Compensation expense	$319	$280	$448	$507
Excess tax benefits	(126)	(81)	(131)	(81)

As of March 31, 2012, the remaining unamortized compensation cost related to unvested stock option awards was $601,000, which is expected to be recognized over a weighted average period of 1.59 years.

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

The estimated fair value of stock options granted during the three- and six-month periods ended March 31, 2012 and April 2, 2011 was $6.06 and $5.86, respectively, based on the following assumptions:

	Six Months Ended
	March 31,	April 2,
	2012	2011
Risk-free interest rate	1.18%	2.40%
Dividend yield	0.92%	0.97%
Expected volatility	54.67%	56.49%
Expected term (in years)	5.75	5.11

The following table summarizes stock option activity for the six-month period ended March 31, 2012:

	Options Outstanding (in thousands)	Exercise Price Per Share		Contractual Term -	Aggregate Intrinsic
		Range	Weighted Average	Weighted Average	Value (in thousands)

Outstanding at October 1, 2011	994	$0.18 – $20.27	$10.89
Granted	76	13.06 – 13.06	13.06
Expired	—	— —	—
Exercised	(12)	0.18 – 0.18	0.18		$147

Outstanding at March 31, 2012	1,058	0.36 – 20.27	11.17	6.82 years	2,075

Vested and anticipated to vest in the future at March 31, 2012	1,037		11.17	6.78 years	2,048

Exercisable at March 31, 2012	713		11.19	5.79 years	1,636

Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and amortization expense for the three- and six-month periods ended March 31, 2012 and April 2, 2011 are as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
(In thousands)	2012	2011	2012	2011
Restricted stock unit grants:
Units	54	52	54	52
Market value	$703	$652	$703	$652
Amortization expense	438	313	678	559

As of March 31, 2012, the remaining unrecognized compensation cost related to unvested RSUs was $1.1 million, which is expected to be recognized over a weighted average vesting period of 1.79 years.

The following table summarizes RSU activity during the six-month period ended March 31, 2012:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, October 1, 2011	328	$10.25
Granted	54	13.06
Released	(76)	8.58

Balance, March 31, 2012	306	11.16

Restricted stock. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards (“RSAs”) which are valued based upon the fair market value on the date of the grant. The vesting period for RSAs is generally one to three years from the date of the grant. There were no RSAs granted during the three- and six-month periods ended March 31, 2012 and April 2, 2011. Amortization expense for RSAs for the three- and six-month periods ended March 31, 2012 and April 2, 2011 is as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
(In thousands)	2012	2011	2012	2011
Amortization expense	$—	$50	$—	$116

There were no unvested RSAs as of March 31, 2012.

(7) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 32.8% for the six-month period ended March 31, 2012 compared with 30.0% for the six-month period ended April 2, 2011. The year-over-year increase in the effective rate was primarily due to changes in permanent book versus tax differences together with the establishment of a valuation allowance in the prior year against certain state net operating losses and state tax credits that the Company does not expect to realize. The effective income tax rates for both periods were based upon the estimated effective income tax rate applicable for the entire fiscal year after giving effect to any significant items related specifically to interim periods.

Deferred income taxes. As of March 31, 2012, the Company has recorded a current deferred tax asset (net of valuation allowance) of $3.9 million in other current assets and a non-current deferred tax liability of $3.5 million in other liabilities on its consolidated balance sheet. The deferred tax asset primarily relates to pre-tax losses that were incurred in prior fiscal years. The Company has $28.1 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2016, but principally expire between 2016 and 2031, and $1.9 million of federal NOLs that expire in 2031. The Company has also recorded $300,000 of deferred tax assets for various state tax credits that begin to expire in 2014, but principally expire between 2014 and 2019.

In accordance with ASC Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. As of March 31, 2012 and October 1, 2011, the Company recorded a valuation allowance of $727,000 pertaining to various state NOLs and tax credits that were not expected to be utilized.

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

Uncertainty in income taxes. The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments based on its judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of March 31, 2012, the Company had approximately $55,000 of total gross unrecognized tax benefits that would reduce its income tax rate in future periods, if recognized. The Company anticipates the gross unrecognized tax benefits of $55,000 will be resolved within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2012, the Company had $53,000 of accrued interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and certain state tax returns filed by the Company subsequent to fiscal year 2007 remain subject to examination together with certain state tax returns subsequent to fiscal year 2003.

(8) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $42,000 and $75,000 to the Delaware Plan during the three- and six-month periods ended March 31, 2012, respectively, and expects to contribute an additional $131,000 during the remainder of the current fiscal year.

In February 2011, as part of the planned closure of the Wilmington, Delaware facility, the Company amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded in restructuring charges in fiscal 2011.

Net periodic pension costs and related components for the Delaware Plan for the three- and six-month periods ended March 31, 2012 and April 2, 2011 are as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
(In thousands)	2012	2011	2012	2011
Interest cost	$37	$48	$74	$96
Expected return on plan assets	(34)	(52)	(68)	(104)
Recognized net actuarial loss	14	58	28	116

Net periodic pension cost	$17	$54	$34	$108

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

Net periodic benefit costs and related components for the SERPs for the three- and six-month periods ended March 31, 2012 and April 2, 2011 are as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
(In thousands)	2012	2011	2012	2011
Service cost	$50	$44	$100	$88
Interest cost	71	71	142	142
Amortization of prior service cost	57	65	114	130
Recognized net actuarial loss	15	—	30	—

Net periodic benefit cost	$193	$180	$386	$360

(9) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. As of March 31, 2012, $8.0 million of borrowings were outstanding on the Credit Facility, $68.6 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.

Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for

LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of March 31, 2012, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of March 31, 2012, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $24,000 and $20,000 for the three-month periods ended March 31, 2012 and April 2, 2011, respectively, and $45,000 and $40,000 for the six-month periods ended March 31, 2012 and April 2, 2011, respectively. Accumulated amortization of capitalized financing costs was $4.1 million as of March 31, 2012 and October 1, 2011.

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 (see Note 3 to the consolidated financial statements) the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statement of operations for the six-month period ended March 31, 2012.

(10) Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share attributable to common shareholders for the three- and six-month periods ended March 31, 2012 and April 2, 2011 are as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
(In thousands except per share amounts)	2012	2011	2012	2011

Net earnings (loss)	$262	$2,619	$82	$(5,009)
Less allocation to participating securities	—	(7)	—	—

Available to Insteel common shareholders	$262	$2,612	$82	$(5,009)

Basic weighted average shares outstanding	17,649	17,551	17,630	17,531
Dilutive effect of stock-based compensation	389	251	356	—

Diluted weighted average shares outstanding	18,038	17,802	17,986	17,531

Per share basic:
Net earnings (loss)	$0.01	$0.15	$—	$(0.29)

Per share diluted:
Net earnings (loss)	$0.01	$0.15	$—	$(0.29)

Options and RSUs representing 340,000 and 444,000 shares for the three-month periods ended March 31, 2012 and April 2, 2011, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options and RSUs representing 481,000 and 570,000 shares for the six-month periods ended March 31, 2012 and April 2, 2011, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options, RSAs and RSUs representing 220,000 shares for the six-month period ended April 2, 2011 were not included in the diluted earnings per share calculation due to the net loss that was incurred.

(11) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of March 31, 2012, there was $24.5 million remaining available for future share repurchases under this authorization. During the three- and six-month periods ended March 31, 2012, the Company repurchased $263,000 or 20,375 shares of its common stock under the repurchase program through restricted stock net-share settlements. During the three- and six-month periods ended April 2, 2011, the Company repurchased $86,000 or 6,757 shares of its common stock under the repurchase program through restricted stock net-share settlements.

(12) Other Financial Data

Balance sheet information:

(In thousands)	March 31, 2012	October 1, 2011
Accounts receivable, net:
Accounts receivable	$37,455	$42,732
Less allowance for doubtful accounts	(931)	(761)

Total	$36,524	$41,971

Inventories, net:
Raw materials	$30,708	$40,536
Work in process	3,169	3,771
Finished goods	35,348	32,067

Total	$69,225	$76,374

Other current assets:
Current deferred tax asset	$3,891	$2,156
Capitalized financing costs, net	98	82
Other	919	1,855

Total	$4,908	$4,093

Property, plant and equipment, net:
Land and land improvements	$8,597	$8,586
Buildings	40,919	40,773
Machinery and equipment	120,665	118,518
Construction in progress	3,675	2,078

	173,856	169,955
Less accumulated depreciation	(85,116)	(80,471)

Total	$88,740	$89,484

Other assets:
Cash surrender value of life insurance policies, net of loans of $486 and $446	$5,114	$4,006
Capitalized financing costs, net	317	218
Other	379	374

Total	$5,810	$4,598

Accrued expenses:
Salaries, wages and related expenses	$1,641	$1,656
Pension plan	1,530	1,571
Customer rebates	628	791
Property taxes	412	1,234
Worker’s compensation	345	333
Interest	13	387
Deferred revenues	—	387
Other	738	1,018

Total	$5,307	$7,377

Other liabilities:
Deferred compensation	$6,401	$6,149
Deferred income taxes	3,485	1,711
Other	—	56

Total	$9,886	$7,916

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

•

potential difficulties in realizing the anticipated synergies, including reduced operating costs, associated with the acquisition of certain of the assets of Ivy Steel and Wire, Inc. (“Ivy Acquisition”) and reconfiguration of our welded wire reinforcement operations;

•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential construction and the impact on demand for our products;

•	the duration and magnitude of a new federal transportation funding authorization and the amount of the infrastructure-related funding provided for that requires the use of our products;

•	the severity and duration of the downturn in residential construction and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 1, 2011 and in other filings that we make with the SEC.

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

On November 19, 2010, we, through our wholly-owned subsidiary, Insteel Wire Products Company, purchased certain of the assets of Ivy Steel and Wire, Inc. (“Ivy”) for approximately $50.3 million, after giving effect to post-closing adjustments. Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications (see Note 3 to the consolidated financial statements). Among other assets, we acquired certain of Ivy’s inventories and its production facilities located in Pennsylvania, Florida, Arizona and Missouri, in addition to the production equipment located at a leased facility in Texas. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our welded wire reinforcement operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 31,		April 2,	March 31,		April 2,
	2012	Change	2011	2012	Change	2011
Net sales	$87,029	0.1%	$86,933	$171,840	23.4%	$139,239
Gross profit	5,494	(52.7%)	11,603	10,153	(11.5%)	11,468
Percentage of net sales	6.3%		13.3%	5.9%		8.2%
Selling, general and administrative expense	$4,906	8.5%	$4,523	$9,498	9.3%	$8,691
Percentage of net sales	5.6%		5.2%	5.5%		6.2%
Gain on early extinguishment of debt	$—	N/M	$—	$(425)	N/M	$—
Restructuring charges, net	203	(90.8%)	2,213	802	(87.9%)	6,603
Acquisition costs	—	(100.0%)	768	—	(100.0%)	3,518
Bargain purchase gain	—	(100.0%)	(500)	—	(100.0%)	(500)
Interest expense	119	(53.0%)	253	372	(7.9%)	404
Interest income	(2)	(66.7%)	(6)	(2)	(89.5%)	(19)
Effective income tax rate	36.4%		40.6%	32.8%		30.0%
Net earnings (loss)	$262	(90.0%)	$2,619	$82	N/M	$(5,009)

“N/M” = not meaningful

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

Net Sales

Net sales for the second quarter of 2012 increased 0.1% to $87.0 million from $86.9 million in the same year-ago period. Shipments for the quarter decreased 6.4% while average selling prices increased 7.0% from the prior year levels. The decrease in shipments was primarily due to the continuation of recessionary conditions in our construction end-markets. The increase in average selling prices was driven by price increases that were implemented since the prior year period to recover higher raw material costs.

Gross Profit

Gross profit for the second quarter of 2012 decreased 52.7% to $5.5 million, or 6.3% of net sales, from $11.6 million, or 13.3% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to narrower spreads between average selling prices and raw material costs due to competitive pricing pressures, the reduction in shipments and higher unit conversion costs.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2012 increased 8.5% to $4.9 million, or 5.6% of net sales from $4.5 million, or 5.2% of net sales in the same year-ago period primarily due to a gain on the settlement of life insurance policies in the prior year ($357,000) and higher compensation expense in the current year ($203,000), partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($232,000). The increase in compensation expense was primarily due to staffing additions related to the Ivy Acquisition. The cash surrender of life insurance policies increased $411,000 in the current year period compared to $179,000 in the prior year period due to the related changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges for the second quarter of 2012 decreased 90.8% to $203,000 from $2.2 million in the same year-ago period primarily due to reduced restructuring activities within the current year period. Net restructuring charges for the second quarter of 2012 were related to equipment relocation costs. Net restructuring charges of $2.2 million in the prior year period included $1.2 million for employee separation costs associated with plant closures and other staffing reductions, $583,000 for impairment charges related to plant closures and the decommissioning of equipment, $229,000 for equipment relocation costs and $224,000 for facility closure costs. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Acquisition Costs

Acquisition-related costs amounting to $768,000 were incurred during the second quarter of 2011 for advisory, accounting, legal and other professional fees directly related to the Ivy Acquisition. There were no acquisition costs incurred in the second quarter of 2012.

Bargain Purchase Gain

A bargain purchase gain of $500,000 was recorded during the second quarter of 2011 based on the excess of the fair value of the net assets acquired in the Ivy Acquisition over the purchase price.

Interest Expense

Interest expense for the second quarter of 2012 decreased 53.0% to $119,000 from $253,000 in the same year-ago period primarily due to the lower interest rate on borrowings on the revolving credit facility in the current year relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in the prior year.

Income Taxes

The effective income tax rate for the second quarter of 2012 decreased to 36.4% from 40.6% in the same year-ago period due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2012 were $262,000, or $0.01 per share, compared to $2.6 million, or $0.15 per share, in the same year-ago period primarily due to the decrease in gross profit partially offset by decreases in the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition.

First Half of Fiscal 2012 Compared to First Half of Fiscal 2011

Net Sales

Net sales for the first half of 2012 increased 23.4% to $171.8 million from $139.2 million in the same year-ago period. Shipments for the period increased 12.0% and average selling prices for the period increased 10.2% from the prior year levels. The increase in shipments was primarily due to the contribution of the Ivy facilities for the entire period in the current year. The increase in average selling prices was driven by price increases that were implemented following the prior year period to recover higher raw material costs. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit for the first half of 2012 was $10.2 million, or 5.9% of net sales, compared to $11.5 million, or 8.2% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to narrower spreads between average selling prices and raw material costs due to competitive pricing pressures, which was partially offset by the increased contribution from the former Ivy facilities in the current year. Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense for the first half of 2012 increased 9.3% to $9.5 million, or 5.5% of net sales from $8.7 million, or 6.2% of net sales in the same year-ago period primarily due to increases in compensation expense ($488,000) and employee benefit costs ($266,000) together with a gain on the settlement of insurance policies in the prior year ($357,000), partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($306,000). The increase in compensation expense was primarily due to staffing additions related to the Ivy Acquisition. The increase in employee benefit costs was primarily related to higher medical insurance costs. The cash surrender of life insurance policies increased $696,000 in the current year period compared to $390,000 in the prior year period due to the related changes in the value of the underlying investments.

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in the first half of 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges for the first half of 2012 decreased 87.9% to $802,000 from $6.6 million in the same year-ago period primarily due to reduced restructuring activities within the current year period. Net restructuring charges for the first half of 2012 included $714,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions. Net restructuring charges of $6.6 million in the prior year period included $3.4 million for impairment charges related to plant closures and the decommissioning of equipment, $2.2 million for employee separation costs associated with plant closures and other staffing reductions, $533,000 for the future lease obligations associated with the closed Houston facility, $239,000 for equipment relocation costs and $224,000 for facility closure costs. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Acquisition Costs

Acquisition costs amounting to $3.5 million were incurred during the first half of 2011 for advisory, accounting, legal and other professional fees directly related to the Ivy Acquisition. There were no acquisition costs incurred in the first half of 2012.

Bargain Purchase Gain

A bargain purchase gain of $500,000 was recorded during the first half of 2011 based on the excess of the fair value of the net assets acquired in the Ivy Acquisition over the purchase price.

Interest Expense

Interest expense for the first half of 2012 decreased 7.9% to $372,000 from $404,000 in the same year-ago period primarily due to the lower average interest rates in the current year resulting from the prepayment of the subordinated promissory note associated with the Ivy Acquisition in December 2011, partially offset by higher borrowings outstanding on the revolving credit facility.

Income Taxes

Our effective income tax rate for the first half of 2012 increased to 32.8% from 30.0% in the prior year period due to changes in permanent book versus tax differences together with the establishment of a valuation allowance in the prior year against certain state net operating losses and state tax credits that we do not expect to realize.

Net Earnings (Loss)

Net earnings for the first half of 2012 were $82,000, or essentially breakeven on a per share basis, compared to a net loss of $5.0 million, or $0.29 per share, in the same year-ago period primarily due to the decreases in the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

Cash Flow Analysis

	Six Months Ended
	March 31,	April 2,
	2012	2011
Net cash provided by operating activities	$11,584	$42
Net cash used for investing activities	(4,320)	(41,554)
Net cash used for financing activities	(7,041)	(530)

Net working capital	71,829	62,858
Total debt	8,000	13,500
Percentage of total capital	5.1%	8.6%
Shareholders’ equity	$148,493	$143,002
Percentage of total capital	94.9%	91.4%
Total capital (total debt + shareholders’ equity)	$156,493	$156,502

Operating activities provided $11.6 million of cash during the first half of 2012 compared to $42,000 during the same period last year. The year-over-year increase was primarily due to the relative change in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses, which provided $5.8 million in the current year period while using $301,000 in the same period last year, together with the improvement in our financial results. The cash provided by net working capital in the current year period was due to a $5.4 million decrease in accounts receivable related to the usual seasonal decline in sales and a $7.1 million decrease in inventories resulting from lower raw material purchases, which was partially offset by a $6.8 million decrease in accounts payable and accrued expenses also related to lower raw material purchases. The cash used by net working capital in the prior year period was largely due to the $12.5 million increase in accounts receivable due to the incremental sales provided by the Ivy Acquisition, which was partially offset by a $2.8 million decrease in inventory and a $9.4 million increase in accounts payable and accrued expenses resulting from higher raw material purchases. We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing activities used $4.3 million of cash during the first half of 2012 compared to $41.6 million during the same period last year. The decrease in cash used was primarily related to the $37.3 million payment for the Ivy Acquisition in the prior year period. Capital expenditures are not expected to exceed $10.0 million during fiscal 2012 or 2013. Our investing activities are largely discretionary, which gives us the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.

Financing activities used $7.0 million of cash during the first half of 2012 compared to $530,000 during the same period last year. The year-over-year change was primarily due to the prepayment of the balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition, partially offset by increased borrowings on the Company’s revolving credit facility. Additionally, there were two quarterly cash dividend payments in the current year period compared with one in the prior year period.

Credit Facilities

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures in June 2016. As of March 31, 2012, $8.0 million of borrowings were outstanding on the Credit Facility, $68.6 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.1 million.

As part of the consideration for purchasing certain assets of Ivy on November 19, 2010 (See Note 3 to the consolidated financial statements), we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, we prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statement of operations for the six-month period ended March 31, 2012.

We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, net cash generated by operating activities, and the borrowing availability provided under the Credit Facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We expect to have access to the amounts available under the Credit Facility as required. However, further deterioration in our construction end-markets could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

Should we determine, at any time, that we require additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet, flexible capital structure and borrowing capacity available to us under the Credit Facility position us to meet our anticipated liquidity requirements for the foreseeable future.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2011 and 2012, our ability to fully recover higher wire rod prices has been mitigated by competitive pricing pressures resulting from the ongoing weakness in demand. During the second quarter of 2012, wire rod prices rose due to the escalation in the cost of scrap for wire rod producers and increased demand from non-construction applications. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Inventory valuation. We evaluate the carrying value of our inventory on a continuous basis. This evaluation includes assessing the adequacy of allowances to cover losses in the normal course of operations, providing for excess and obsolete inventory, and ensuring that inventory is valued at the lower of cost or estimated net realizable value. Our evaluation considers such factors as the cost of inventory, future demand, our historical experience and market conditions. In assessing the realization of inventory values, we are required to make judgments and estimates regarding future market conditions. Because of the subjective nature of these judgments and estimates, it is reasonably likely that actual outcomes will differ from our estimates. Adjustments to these reserves may be required if actual market conditions for our products are substantially different than the assumptions underlying our estimates.

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

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update was effective for us beginning January 1, 2012 and did not have a material impact on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2012, conditions in our construction end-markets appear to have stabilized and we are beginning to see some signs of improvement following the steep decline in demand that we have experienced in recent years. We believe, however, that business conditions are likely to remain challenging pending a more pronounced and sustained recovery in the economy and employment market. There also continues to be a high degree of uncertainty regarding the duration and magnitude of the next federal transportation funding authorization, which has a significant impact on the infrastructure-related portion of our business.

Despite the ongoing weakness in market conditions, prices for our primary raw material, hot-rolled steel wire rod, have risen since December 2011, driven by the escalation in the cost of scrap for steel producers and increased demand from non-construction applications. Our ability to recover further increases in these costs in our markets and the net impact on margins is uncertain at this time.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first six months of 2012, a 10% increase in the price of steel wire rod would have resulted in a $6.1 million decrease in our pre-tax earnings for the six months ended March 31, 2012 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Borrowings under our revolving credit facility are subject to a variable rate of interest and are sensitive to changes in interest rates. Based on the Company’s interest rate exposure and the outstanding borrowings on its revolving credit facility as of March 31, 2012, a 25 basis point change in interest rates would have an estimated $20,000 impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 31, 2012.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended March 31, 2012, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2011. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 1, 2011, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock, which was scheduled to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of March 31, 2012, there was $24.5 million remaining available for future share repurchases under this authorization. During the three- and six-month periods ended March 31, 2012, we repurchased $263,000 or 20,375 shares of our common stock under the repurchase program through restricted stock net-share settlements. During the three- and six-month periods ended April 2, 2011, we repurchased $86,000 or 6,757 shares of our common stock under the repurchase program through restricted stock net-share settlements.

The following table summarizes our repurchases of common stock during the quarter ended March 31, 2012:

(In thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
January 1, 2012 - February 4, 2012	—	—	—	$24,756	(1)
February 5, 2012 - March 3, 2012 (2)	20,375	$12.92	20,375	24,493	(1)
March 4, 2012 - March 31, 2012	—	—	—	24,493	(1)

Total	20,375		20,375	24,493	(1)

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.
(2)	Represents 20,375 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Item 6. Exhibits

10.1	First Amendment to Second Amended and Restated Credit Agreement dated as of February 6, 2012, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc. as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2012 and April 2, 2011, (ii) the Consolidated Balance Sheets as of March 31, 2012 and October 1, 2011, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and April 2, 2011, (iv) the Consolidated Statements of Shareholders’ Equity as of March 31, 2012 and October 1, 2011, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: April 26, 2012	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Second Amended and Restated Credit Agreement dated as of February 6, 2012, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc. as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2012 and April 2, 2011, (ii) the Consolidated Balance Sheets as of March 31, 2012 and October 1, 2011, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and April 2, 2011, (iv) the Consolidated Statements of Shareholders’ Equity as of March 31, 2012 and October 1, 2011, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.