Form 10-Q
period 2012-06-30
INSTEEL INDUSTRIES INC
filed 2012-07-24
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock as of July 23, 2012 was 17,690,518.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$93,598	$98,579	$265,438	$237,818
Cost of sales	87,194	86,050	248,881	213,821
Gross profit	6,404	12,529	16,557	23,997
Selling, general and administrative expense	4,835	4,947	14,333	13,638
Gain on early extinguishment of debt	-	-	(425)	-
Restructuring charges, net	30	1,970	832	8,573
Acquisition costs	-	-	-	3,518
Bargain purchase gain	-	-	-	(500)
Other income, net	-	(27)	(214)	(96)
Interest expense	102	260	474	664
Interest income	(18)	(18)	(20)	(37)
Earnings (loss) before income taxes	1,455	5,397	1,577	(1,763)
Income taxes	561	1,747	601	(404)
Net earnings (loss)	$894	$3,650	$976	$(1,359)

Net earnings (loss) per share:
Basic	$0.05	$0.21	$0.06	$(0.08)
Diluted	0.05	0.20	0.05	(0.08)

Weighted average shares outstanding
Basic	17,690	17,587	17,650	17,550
Diluted	17,993	17,855	17,989	17,550

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) June 30, 2012	(Audited) October 1, 2011
Assets
Current assets:
Cash and cash equivalents	$10	$10
Accounts receivable, net	40,714	41,971
Inventories, net	77,388	76,374
Other current assets	5,326	4,093
Total current assets	123,438	122,448
Property, plant and equipment, net	86,937	89,484
Other assets	5,646	4,598
Total assets	$216,021	$216,530

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,226	$38,607
Accrued expenses	5,867	7,377
Current portion of long-term debt	-	675
Total current liabilities	38,093	46,659
Long-term debt	18,615	13,481
Other liabilities	10,191	7,916
Commitments and contingencies
Shareholders' equity:
Common stock	17,691	17,609
Additional paid-in capital	49,903	48,723
Retained earnings	83,543	84,157
Accumulated other comprehensive loss	(2,015)	(2,015)
Total shareholders' equity	149,122	148,474
Total liabilities and shareholders' equity	$216,021	$216,530

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30, 2012	July 2, 2011
Cash Flows From Operating Activities:
Net earnings (loss)	$976	$(1,359)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	7,295	7,062
Amortization of capitalized financing costs	70	61
Stock-based compensation expense	1,464	1,898
Gain on early extinguishment of debt	(425)	-
Asset impairment charges	(11)	4,135
Deferred income taxes	565	(474)
Excess tax benefits from stock-based compensation	(120)	(81)
Gain on sale of property, plant and equipment	(74)	(10)
Gain from life insurance proceeds	-	(357)
Increase in cash surrender value of life insurance policies over premiums paid	(570)	(357)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	1,257	(18,721)
Inventories	(1,014)	(5,950)
Accounts payable and accrued expenses	(7,907)	15,587
Other changes	228	(1,529)
Total adjustments	758	1,264
Net cash provided by (used for) operating activities	1,734	(95)

Cash Flows From Investing Activities:
Capital expenditures	(4,361)	(6,292)
Increase in cash surrender value of life insurance policies	(456)	(460)
Proceeds from surrender of life insurance policies	16	19
Proceeds from sale of property, plant and equipment	96	164
Proceeds from life insurance claims	-	1,063
Acquisition of business	-	(37,308)
Net cash used for investing activities	(4,705)	(42,814)

Cash Flows From Financing Activities:
Proceeds from long-term debt	79,679	12,607
Principal payments on long-term debt	(74,795)	(12,607)
Financing costs	(161)	-
Excess tax benefits from stock-based compensation	120	81
Cash received from exercise of stock options	2	21
Cash dividends paid	(1,590)	(1,055)
Other	(284)	(64)
Net cash provided by (used for) financing activities	2,971	(1,017)

Net increase (decrease) in cash and cash equivalents	-	(43,926)
Cash and cash equivalents at beginning of period	10	45,935
Cash and cash equivalents at end of period	$10	$2,009

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$687	$439
Income taxes, net	171	654
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	398	7
Declaration of cash dividends to be paid	-	528
Restricted stock surrendered for withholding taxes payable	324	86
Note payable issued as consideration for business acquired	-	13,500
Post-closing purchase price adjustment for business acquired	-	500

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 1, 2011	17,609	$17,609	$48,723	$84,157	$(2,015)	$148,474
Comprehensive income:
Net income				976		976
Comprehensive income						976
Stock options exercised	12	12	(10)			2
Vesting of restricted stock units	70	70	(70)			-
Restricted stock units withheld for taxes			(324)			(324)
Compensation expense associated with stock-based plans			1,464			1,464
Excess tax benefits from stock-based compensation			120			120
Cash dividends declared				(1,590)		(1,590)
Balance at June 30, 2012	17,691	$17,691	$49,903	$83,543	$(2,015)	$149,122

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the nine-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2012 or future periods.

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

(In thousands)	Three Months Ended July 2, 2011	Nine Months Ended July 2, 2011
Net sales	$98,579	$254,529

Earnings (loss) before income taxes	5,397	(1,003)
Net earnings (loss)	3,650	(786)

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

Following are summaries of the restructuring activities and associated costs that were incurred during the three- and nine-month periods ended June 30, 2012 and July 2, 2011:

(In thousands)	Severance and other employee costs	Asset impairment charges	Facility closure costs	Equipment relocation costs	Total
2012
Liability as of October 1, 2011	$65	$-	$77	$112	$254
Restructuring charges	(40)	(11)	139	511	599
Cash payments	(25)	-	(216)	(456)	(697)
Non-cash charges	-	11	-	-	11
Liability as of December 31, 2011	$-	$-	$-	$167	$167
Restructuring charges	-	-	-	203	203
Cash payments	-	-	-	(208)	(208)
Liability as of March 31, 2012	$-	$-	$-	$162	$162
Restructuring charges	-	-	-	30	30
Cash payments	-	-	-	(192)	(192)
Liability as of June 30, 2012	$-	$-	$-	$-	$-

2011
Liability as of October 2, 2010	$-	$-	$-	$-	$-
Restructuring charges	979	2,868	533	10	4,390
Cash payments	(310)	-	(75)	(10)	(395)
Non-cash charges	-	(2,868)	-	-	(2,868)
Liability as of January 1, 2011	$669	$-	$458	$-	$1,127
Restructuring charges	1,176	584	224	229	2,213
Cash payments	(1,486)	-	(367)	(145)	(1,998)
Non-cash charges	-	(584)	-	-	(584)
Liability as of April 2, 2011	$359	$-	$315	$84	$758
Restructuring charges	118	683	615	554	1,970
Cash payments	(152)	-	(758)	(579)	(1,489)
Non-cash charges	-	(683)	-	-	(683)
Liability as of July 2, 2011	$325	$-	$172	$59	$556

During the nine-month period ended June 30, 2012, all of the remaining restructuring liabilities were satisfied and the final proceeds were received from the sale of previously impaired machinery and equipment, which have been included in asset impairment charges.

As of July 2, 2011, the Company recorded restructuring liabilities amounting to $556,000 on its consolidated balance sheet, including $59,000 in accounts payable and $497,000 in accrued expenses.

Acquisition costs. During the nine-month period ended July 2, 2011, the Company recorded $3.5 million of acquisition-related costs associated with the Ivy Acquisition for advisory, accounting, legal and other professional fees. The Company did not record any acquisition costs during the three-month period ended July 2, 2011 or the three- and nine-month periods ended June 30, 2012.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of June 30, 2012, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$4,976	-	$4,976
Total	$4,976	$-	$4,976

Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of June 30, 2012.

As of June 30, 2012, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amount for accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(6) Stock-Based Compensation

 Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 21, 2012, the Company’s 2005 Equity Incentive Plan was amended to increase the number of shares available for future grants by 900,000 shares. As of June 30, 2012, there were 933,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax deficiencies (benefits) associated with stock options for the three- and nine-month periods ended June 30, 2012 and July 2, 2011 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Stock options:
Compensation expense	$132	$266	$580	$773
Excess tax deficiencies (benefits)	11	-	(120)	(81)

As of June 30, 2012, the remaining unamortized compensation cost related to unvested stock option awards was $469,000, which is expected to be recognized over a weighted average period of 1.47 years.

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

The estimated fair value of stock options granted during the nine-month periods ended June 30, 2012 and July 2, 2011 was $6.06 and $5.86, respectively, based on the following assumptions:

	Nine Months Ended
	June 30, 2012	July 2, 2011
Risk-free interest rate	1.18%	2.40%
Dividend yield	0.92%	0.97%
Expected volatility	54.67%	56.49%
Expected term (in years)	5.75	5.11

The following table summarizes stock option activity for the nine-month period ended June 30, 2012:

	Options	Exercise Price Per Share				Contractual Term -	Aggregate Intrinsic
	Outstanding (in thousands)	Range			Weighted Average	Weighted Average	Value (in thousands)
Outstanding at October 1, 2011	994	$0.18	-	$20.27	$10.89
Granted	76	13.06	-	13.06	13.06
Exercised	(12)	0.18	-	0.18	0.18		$147
Outstanding at June 30, 2012	1,058	0.36	-	20.27	11.17	6.57 years	1,372

Vested and anticipated to vest in the future at June 30, 2012	1,037				11.17	6.53 years	1,357

Exercisable at June 30, 2012	713				11.19	5.54 years	1,140

           Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and amortization expense for the three- and nine-month periods ended June 30, 2012 and July 2, 2011 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Restricted stock unit grants:
Units	-	19	54	71
Market value	$-	$276	$703	$928
Amortization expense	206	417	884	976

As of June 30, 2012, the remaining unrecognized compensation cost related to unvested RSUs was $884,000, which is expected to be recognized over a weighted average vesting period of 1.64 years.

The following table summarizes RSU activity during the nine-month period ended June 30, 2012:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, October 1, 2011	328	$10.25
Granted	54	13.06
Released	(92)	9.59
Balance, June 30, 2012	290	10.98

Restricted stock. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards (“RSAs”) which are valued based upon the fair market value on the date of the grant. The vesting period for RSAs is generally one to three years from the date of the grant. There were no RSAs granted during the three- and nine-month periods ended June 30, 2012 and July 2, 2011. Amortization expense for RSAs for the three- and nine-month periods ended June 30, 2012 and July 2, 2011 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Amortization expense	$-	$33	$-	$149

There were no unvested RSAs as of June 30, 2012.

(7) Income Taxes

 Effective income tax rate. The Company’s effective income tax rate was 38.1% for the nine-month period ended June 30, 2012 compared with 22.9% for the nine-month period ended July 2, 2011.  The year-over-year increase in the effective rate was primarily due to changes in permanent book versus tax differences in the current year period together with the establishment of a valuation allowance in the prior year against certain state net operating losses and state tax credits that the Company does not expect to realize. The effective income tax rates for both periods were based upon the estimated effective income tax rate applicable for the entire fiscal year after giving effect to any significant items related specifically to interim periods.

 Deferred income taxes. As of June 30, 2012, the Company has recorded a current deferred tax asset (net of valuation allowance) of $3.5 million in other current assets and a non-current deferred tax liability of $3.6 million in other liabilities on its consolidated balance sheet. The deferred tax asset primarily relates to pre-tax losses that were incurred in prior fiscal years. The Company has $28.1 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2016, but principally expire between 2016 and 2031, and $1.9 million of federal NOLs that expire in 2031. The Company has also recorded $262,000 of deferred tax assets for various state tax credits that begin to expire in 2014, but principally expire between 2014 and 2019.

In accordance with ASC Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. As of June 30, 2012 and October 1, 2011, the Company recorded valuation allowances of $688,000 and $727,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized.

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

Uncertainty in income taxes. The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments based on its judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of June 30, 2012, the Company had approximately $55,000 of total gross unrecognized tax benefits that would reduce its income tax rate in future periods, if recognized. The Company anticipates the gross unrecognized tax benefits of $55,000 will be resolved within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2012, the Company had $55,000 of accrued interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and certain state tax returns filed by the Company subsequent to fiscal year 2007 remain subject to examination together with certain state tax returns subsequent to fiscal year 2003.

(8) Employee Benefit Plans

 Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $88,000 and $164,000 to the Delaware Plan during the three- and nine-month periods ended June 30, 2012, respectively, and expects to contribute an additional $42,000 during the remainder of the current fiscal year.

In February 2011, as part of the planned closure of the Wilmington, Delaware facility, the Company amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded in restructuring charges in fiscal 2011.

Net periodic pension costs and related components for the Delaware Plan for the three- and nine-month periods ended June 30, 2012 and July 2, 2011 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest cost	$35	$48	$109	$144
Expected return on plan assets	(32)	(52)	(100)	(156)
Recognized net actuarial loss	9	58	37	174
Net periodic pension cost	$12	$54	$46	$162

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

Net periodic benefit costs and related components for the SERPs for the three- and nine-month periods ended June 30, 2012 and July 2, 2011 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$63	$44	$163	$132
Interest cost	84	71	226	213
Amortization of prior service cost	56	65	170	195
Recognized net actuarial loss	38	-	68	-
Net periodic benefit cost	$241	$180	$627	$540

(9) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 30, 2012, $18.6 million of borrowings were outstanding on the Credit Facility, $67.2 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.3 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of June 30, 2012, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of June 30, 2012, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $25,000 and $20,000 for the three-month periods ended June 30, 2012 and July 2, 2011, respectively, and $70,000 and $61,000 for the nine-month periods ended June 30, 2012 and July 2, 2011, respectively. Accumulated amortization of capitalized financing costs was $4.1 million as of June 30, 2012 and October 1, 2011.

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 (see Note 3 to the consolidated financial statements) the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statement of operations for the nine-month period ended June 30, 2012.

(10) Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share attributable to common shareholders for the three- and nine-month periods ended June 30, 2012 and July 2, 2011 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net earnings (loss)	$894	$3,650	$976	$(1,359)
Less allocation to participating securities	-	(6)	-	-
Available to Insteel common shareholders	$894	$3,644	$976	$(1,359)

Basic weighted average shares outstanding	17,690	17,587	17,650	17,550
Dilutive effect of stock-based compensation	303	268	339	-
Diluted weighted average shares outstanding	17,993	17,855	17,989	17,550

Per share basic:
Net earnings (loss)	$0.05	$0.21	$0.06	$(0.08)

Per share diluted:
Net earnings (loss)	$0.05	$0.20	$0.05	$(0.08)

Options and RSUs representing 637,000 and 348,000 shares for the three-month periods ended June 30, 2012 and July 2, 2011, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options and RSUs representing 533,000 and 496,000 shares for the nine-month periods ended June 30, 2012 and July 2, 2011, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options, RSAs and RSUs representing 236,000 shares for the nine-month period ended July 2, 2011 were not included in the diluted earnings per share calculation due to the net loss that was incurred.

(11) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a new share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of June 30, 2012, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and nine-month periods ended June 30, 2012.   During the nine-month period ended July 2, 2011, the Company repurchased $86,000 or 6,757 shares of its common stock through restricted stock net-share settlements.  No repurchases of common stock were made during the three-month period ended July 2, 2011.

(12) Other Financial Data

Balance sheet information:
(In thousands)	June 30, 2012	October 1, 2011
Accounts receivable, net:
Accounts receivable	$41,626	$42,732
Less allowance for doubtful accounts	(912)	(761)
Total	$40,714	$41,971

Inventories, net:
Raw materials	$44,000	$40,536
Work in process	3,343	3,771
Finished goods	30,045	32,067
Total	$77,388	$76,374

Other current assets:
Current deferred tax asset	$3,489	$2,156
Capitalized financing costs, net	100	82
Other	1,737	1,855
Total	$5,326	$4,093

Property, plant and equipment, net:
Land and land improvements	$8,589	$8,586
Buildings	41,582	40,773
Machinery and equipment	121,324	118,518
Construction in progress	2,778	2,078
	174,273	169,955
Less accumulated depreciation	(87,336)	(80,471)
Total	$86,937	$89,484

Other assets:
Cash surrender value of life insurance policies, net of loans of $486 and $446	$4,976	$4,006
Capitalized financing costs, net	292	218
Other	378	374
Total	$5,646	$4,598

Accrued expenses:
Salaries, wages and related expenses	$1,516	$1,656
Pension plan	1,453	1,571
Customer rebates	829	791
Property taxes	801	1,234
Worker's compensation	344	333
Interest	16	387
Deferred revenues	-	387
Other	908	1,018
Total	$5,867	$7,377

Other liabilities:
Deferred compensation	$6,582	$6,149
Deferred income taxes	3,609	1,711
Other	-	56
Total	$10,191	$7,916

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

•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential construction and the impact on demand for our products;

•	the impact of the new federal transportation funding authorization on spending for infrastructure construction and demand for our products;

•	the severity and duration of the downturn in residential construction and the impact on those portions of our business that are correlated with the housing sector;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 1, 2011 and in other filings that we make with the SEC.

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

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	June 30, 2012	Change	July 2, 2011	June 30, 2012	Change	July 2, 2011

Net sales	$93,598	(5.1%)	$98,579	$265,438	11.6%	$237,818
Gross profit	6,404	(48.9%)	12,529	16,557	(31.0%)	23,997
Percentage of net sales	6.8%		12.7%	6.2%		10.1%
Selling, general and administrative expense	$4,835	(2.3%)	$4,947	$14,333	5.1%	$13,638
Percentage of net sales	5.2%		5.0%	5.4%		5.7%
Gain on early extinguishment of debt	$-	N/M	$-	$(425)	N/M	$-
Restructuring charges, net	30	(98.5%)	1,970	832	(90.3%)	8,573
Acquisition costs	-	N/M	-	-	(100.0%)	3,518
Bargain purchase gain	-	N/M	-	-	(100.0%)	(500)
Interest expense	102	(60.8%)	260	474	(28.6%)	664
Interest income	(18)	-	(18)	(20)	(45.9%)	(37)
Effective income tax rate	38.6%		32.4%	38.1%		22.9%
Net earnings (loss)	$894	(75.5%)	$3,650	$976	N/M	$(1,359)

"N/M" = not meaningful

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

Net Sales

Net sales for the third quarter of 2012 decreased 5.1% to $93.6 million from $98.6 million in the same year-ago period. Shipments for the quarter decreased 4.5% primarily due to the continuation of recessionary conditions in our construction end-markets while average selling prices decreased 0.6% from the prior year levels.

Gross Profit

Gross profit for the third quarter of 2012 decreased 48.9% to $6.4 million, or 6.8% of net sales, from $12.5 million, or 12.7% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to narrower spreads between average selling prices and raw material costs due to competitive pricing pressures and the consumption of higher cost inventory, the reduction in shipments and higher unit conversion costs. Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2012 decreased 2.3% to $4.8 million, or 5.2% of net sales from $4.9 million, or 5.0% of net sales in the same year-ago period primarily due to lower compensation expense ($230,000), partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($193,000).  The decrease in compensation expense was primarily due to lower stock-based compensation expense. The cash surrender of life insurance policies decreased $167,000 in the current year period compared to an increase of $26,000 in the prior year period due to the related changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges for the third quarter of 2012 decreased 98.5% to $30,000 from $2.0 million in the same year-ago period primarily due to reduced restructuring activities within the current year period. Net restructuring charges for the third quarter of 2012 were related to equipment relocation costs. Net restructuring charges of $2.0 million in the prior year period included $683,000 for impairment charges related to plant closures and the decommissioning of equipment, $615,000 for facility closure costs, $554,000 for equipment relocation costs and $118,000 for employee separation costs associated with plant closures and other staffing reductions. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Interest Expense

Interest expense for the third quarter of 2012 decreased 60.8% to $102,000 from $260,000 in the same year-ago period primarily due to the lower interest rate on borrowings on the revolving credit facility in the current year period relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in the prior year.

Income Taxes

The effective income tax rate for the third quarter of 2012 increased to 38.6% from 32.4% in the same year-ago period due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the third quarter of 2012 were $894,000, or $0.05 per share, compared to $3.7 million, or $0.20 per diluted share, in the same year-ago period primarily due to the decrease in gross profit partially offset by decreases in net restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition.

First Nine Months of Fiscal 2012 Compared to First Nine Months of Fiscal 2011

Net Sales

Net sales for the first nine months of 2012 increased 11.6% to $265.4 million from $237.8 million in the same year-ago period. Shipments for the period increased 5.5% and average selling prices for the period increased 5.8% from the prior year levels. The increase in shipments was primarily due to the contribution of the Ivy facilities for the entire period in the current year. The increase in average selling prices was driven by price increases that were implemented following the prior year period to recover higher raw material costs. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit for the first nine months of 2012 decreased 31.0% to $16.6 million, or 6.2% of net sales, from $24.0 million, or 10.1% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to narrower spreads between average selling prices and raw material costs due to competitive pricing pressures. Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2012 increased 5.1% to $14.3 million, or 5.4% of net sales, from $13.6 million, or 5.7% of net sales, in the same year-ago period primarily due to increases in compensation expense ($258,000) and employee benefit costs ($243,000) together with a gain on the settlement of life insurance policies in the prior year ($357,000), partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($113,000). The increase in compensation expense was primarily due to staffing additions related to the Ivy Acquisition. The increase in employee benefit costs was primarily related to an increase in supplemental retirement plan expense. The cash surrender of life insurance policies increased $529,000 in the current year period compared to $416,000 in the prior year period due to the related changes in the value of the underlying investments.

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in the first nine months of 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges for the first nine months of 2012 decreased 90.3% to $832,000 from $8.6 million in the same year-ago period primarily due to reduced restructuring activities within the current year period. Net restructuring charges for the first nine months of 2012 included $744,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions. Net restructuring charges of $8.6 million in the prior year period included $4.1 million for impairment charges related to plant closures and the decommissioning of equipment, $2.3 million for employee separation costs associated with plant closures and other staffing reductions, $839,000 for facility closure costs, $793,000 for equipment relocation costs and $533,000 for the future lease obligations associated with the closed Houston facility. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Acquisition Costs

Acquisition costs amounting to $3.5 million were incurred during the first nine months of 2011 for advisory, accounting, legal and other professional fees directly related to the Ivy Acquisition. There were no acquisition costs incurred in the first nine months of 2012.

Bargain Purchase Gain

A bargain purchase gain of $500,000 was recorded during the first nine months of 2011 based on the excess of the fair value of the net assets acquired in the Ivy Acquisition over the purchase price.

Interest Expense

Interest expense for the first nine months of 2012 decreased 28.6% to $474,000 from $664,000 in the same year-ago period primarily due to the lower interest rate on borrowings on the revolving credit facility in the current year period relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in the prior year and prepaid in December 2011.

Income Taxes

Our effective income tax rate for the first nine months of 2012 increased to 38.1 % from 22.9% in the prior year period due to changes in permanent book versus tax differences in the current year period together with the establishment of a valuation allowance in the prior year against certain state net operating losses and state tax credits that we do not expect to realize.

Net Earnings (Loss)

Net earnings for the first nine months of 2012 were $976,000, or $0.06 per share, compared to a net loss of $1.4 million, or $0.08 per share in the same year-ago period primarily due to the reductions in net restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition partially offset by the decrease in gross profit.

Liquidity and Capital Resources

Selected Financial Data
(Dollars in thousands)

Cash Flow Analysis
	Nine Months Ended
	June 30, 2012	July 2, 2011
Net cash provided by (used for) operating activities	$1,734	$(95)
Net cash used for investing activities	(4,705)	(42,814)
Net cash provided by (used for) financing activities	2,971	(1,017)

Net working capital	85,345	70,959
Total debt	18,615	13,500
Percentage of total capital	11.1%	8.4%
Shareholders' equity	$149,122	$146,848
Percentage of total capital	88.9%	91.6%
Total capital (total debt + shareholders' equity)	$167,737	$160,348

Operating activities provided $1.7 million of cash during the first nine months of 2012 while using $95,000 during the same period last year. The year-over-year change was primarily due to the relative changes in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses, which used $7.7 million in the current year period compared to $9.1 million in the same period last year. The prior year results were negatively impacted by the net restructuring charges and acquisition costs associated with the Ivy Acquisition. The cash used for net working capital in the current year period was due to a $1.0 million increase in inventories and a $7.9 million decrease in accounts payable and accrued expenses resulting from the timing of payments related to raw material purchases, which was partially offset by a $1.3 million decrease in accounts receivable. The cash used by net working capital in the prior year period was due to a $18.7 million increase in accounts receivable largely related to the incremental sales provided by the Ivy Acquisition and a $6.0 million increase in inventory driven by higher raw material purchases and unit costs, which was partially offset by a $15.6 million increase in accounts payable and accrued expenses also resulting from the higher raw material purchases and unit costs.  We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing activities used $4.7 million of cash during the first nine months of 2012 compared to $42.8 million during the same period last year. The decrease in cash used was primarily related to the $37.3 million payment for the Ivy Acquisition in the prior year period. Capital expenditures are not expected to exceed $10.0 million during fiscal 2012 or 2013. Our investing activities are largely discretionary, which gives us the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.

Financing activities provided $3.0 million of cash during the first nine months of 2012 while using $1.0 million during the same period last year. The year-over-year change was primarily due to increased borrowings on our revolving credit facility to fund working capital needs, which was partially offset by the prepayment of the balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition and the inclusion of three quarterly cash dividend payments in the current year period compared with two in the prior year as a result of the timing of such payments.

Credit Facilities

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures in June 2016. As of June 30, 2012, $18.6 million of borrowings were outstanding on the Credit Facility, $67.2 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.3 million.

As part of the consideration for the Ivy Acquisition (See Note 3 to the consolidated financial statements), on November 19, 2010 we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, we prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statement of operations for the nine-month period ended June 30, 2012.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2011 and 2012, our ability to fully recover higher wire rod prices has been mitigated by competitive pricing pressures resulting from the ongoing weakness in demand.  During the third quarter of 2012, wire rod prices declined primarily due to reductions in the cost of scrap for wire rod producers and weakening demand. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments on outstanding balances owed to us. Significant management judgments and estimates are used in establishing the allowances. These judgments and estimates consider such factors as customers' financial position, cash flows and payment history as well as current and expected business conditions. It is reasonably likely that actual collections will differ from our estimates, which may result in increases or decreases in the allowances. Adjustments to the allowances may also be required if there are significant changes in the financial condition of our customers.

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

In February 2011, as part of the planned closure of the Wilmington, Delaware facility, we amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded as a restructuring charge in the second quarter of 2011. We currently expect net periodic pension costs for both plans to total $898,000 during 2012. Cash contributions to the plans during 2012 are expected to total $206,000 for the Delaware Plan and $244,000 for the SERPs, matching the required benefit payments.

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

Outlook

As we look ahead to the remainder of 2012, certain of the macro indicators for our construction end-markets are beginning to show signs of improvement following the recessionary conditions of recent years. We believe, however, that business conditions are likely to remain challenging pending a more pronounced and sustained recovery in the economy and employment market.

Prices for our primary raw material, hot-rolled steel wire rod, have fallen in recent months primarily due to decreases in the cost of scrap for steel producers and weakening demand. The impact of these reductions on our margins is uncertain at this time depending upon the relative changes in the future selling prices for our products.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign steel wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for steel wire rod. Our ability to acquire steel wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2012, a 10% increase in the price of steel wire rod would have resulted in a $6.6 million decrease in our pre-tax earnings for the nine months ended June 30, 2012 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Borrowings under our revolving credit facility are subject to a variable rate of interest and are sensitive to changes in interest rates. Based on the Company’s interest rate exposure and the outstanding borrowings on its revolving credit facility as of June 30, 2012, a 25 basis point change in interest rates would have an estimated $47,000 impact on pre-tax earnings over a one-year period.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 30, 2012.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor entitled “Demand for our products could be significantly impacted by the timing in resolving a new federal transportation funding authorization and the magnitude of the infrastructure-related funding that is provided for requiring the use of our products.” is no longer applicable in view of the passage of a new multi-year federal transportation funding authorization, MAP-21, on July 6, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a new share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). The New Authorization replaces the previous authorization to repurchase up to $25.0 million of our common stock, which was scheduled to expire on December 5, 2008. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of June 30, 2012, there was $24.8 million remaining available for future share repurchases under this authorization. We did not repurchase any of our common stock during the three-month period ended June 30, 2012.

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
32.2 101*
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and July 2, 2011, (ii) the Consolidated Balance Sheets as of June 30, 2012 and October 1, 2011, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and July 2, 2011, (iv) the Consolidated Statements of Shareholders’ Equity as of June 30, 2012 and October 1, 2011, and (v) the Notes to Consolidated Financial Statements.

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

INSTEEL INDUSTRIES, INC.
Registrant

Date: July 24, 2012	By:	/s/	Michael C. Gazmarian
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
101*
The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and July 2, 2011, (ii) the Consolidated Balance Sheets as of June 30, 2012 and October 1, 2011, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and July 2, 2011, (iv) the Consolidated Statements of Shareholders’ Equity as of June 30, 2012 and October 1, 2011, and (v) the Notes to Consolidated Financial Statements.

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