Form 10-K
period 2012-09-29
INSTEEL INDUSTRIES INC
filed 2012-11-01
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2012
OR
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

As of March 31, 2012 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $199,867,792 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of October 31, 2012, there were 17,719,095 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential construction and the impact on demand for our products;

•	the severity and duration of the downturn in residential construction and the impact on those portions of our business that are correlated with the housing sector;

•	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2012, we estimate that approximately 90% of our sales were related to nonresidential construction and 10% were related to residential construction.

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

On November 19, 2010, we, through our wholly-owned subsidiary, IWP, purchased certain of the assets of Ivy Steel and Wire, Inc. (“Ivy”) for approximately $50.3 million, after giving effect to post-closing adjustments (the “Ivy Acquisition”). Ivy was one of the nation’s largest producers of WWR and wire products for concrete construction applications (see Note 4 to the consolidated financial statements). Among other assets, we acquired Ivy’s production facilities located in Arizona, Florida, Missouri and Pennsylvania; the production equipment located at a leased facility in Texas; and certain related inventories. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our WWR operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.

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

PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For 2012, 2011 and 2010, PC strand sales represented 37%, 38% and 48%, respectively, of our consolidated net sales.

WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including ESM, CPR and SWWR. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a replacement for hot-rolled rebar due to the cost advantages that it offers. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For 2012, 2011 and 2010, WWR sales represented 63%, 62% and 52%, respectively, of our consolidated net sales.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors and rebar fabricators. In fiscal 2012, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors and rebar fabricators. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in fiscal years 2012, 2011 and 2010.

Backlog

Backlog is minimal for our business because of the relatively short lead times that are required by our customers. We believe that the majority of our firm orders existing on September 29, 2012 will be shipped prior to the end of the first quarter of fiscal 2013.

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

Pricing for wire rod tends to fluctuate based on both domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2012 and 2011 represented approximately 17% and 15%, respectively, of our total wire rod purchases. We believe that the substantial volume and desirable mix of grades represented by our wire rod requirements constitutes a competitive advantage by making us a more attractive customer to our suppliers relative to our competitors.

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

 Competition

We believe that we are the largest domestic producer of PC strand and WWR. The markets in which our business is conducted are highly competitive. Some of our competitors, such as Nucor Corporation, Keystone Steel & Wire Co. and Gerdau Ameristeel Corporation, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Our primary competitors for WWR products are Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc., Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc., Concrete Reinforcements Inc. and Wire Mesh Corporation. Our primary competitors for PC strand are American Spring Wire Corporation, Sumiden Wire Products Corporation, Strand-Tech Martin, Inc. and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand market.

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

Employees

As of September 29, 2012, we employed 682 people. We have not experienced any work stoppages and believe that our relationship with our employees is good. However, should we experience a disruption of production, we have contingency plans in place that we believe would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and overall financial results.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business and geographic areas, see the items referenced in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 14 to the consolidated financial statements.

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe that these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal years 2013 and 2014.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	56	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	53	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	62	Vice President - Administration and Secretary
Richard T. Wagner	53	Vice President and General Manager of IWP

H. O. Woltz III, 56, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc. until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 53, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 62, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President - Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 53, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of the Company’s subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. Prior to 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, since 1977.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 21, 2012 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 12, 2013.

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

Our business is cyclical and can be negatively impacted by prolonged economic downturns or reduced availability of financing in the credit markets that reduce the level of construction activity and demand for our products.

Demand for our concrete reinforcing products is cyclical in nature and sensitive to changes in the economy and in the availability of financing in the credit markets. Our products are sold primarily to manufacturers of concrete products for the construction industry and used for a broad range of nonresidential and residential construction applications. Demand in these markets is driven by the level of construction activity, which tends to be correlated with conditions in the general economy as well as other factors beyond our control. The tightening in the credit markets that has persisted since fiscal 2009 could continue to unfavorably impact demand for our products by reducing the availability of financing to our customers and the construction industry as a whole. Future prolonged periods of economic weakness or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Our business can be negatively impacted by reductions in the amount and duration of government funding for infrastructure projects that reduce the level of construction activity and demand for our products.

Certain of our products are used in the construction of highways, bridges and other infrastructure projects that are funded by federal, state and local governments. Reductions in the amount of funding for such projects or the period for which it is provided could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2012. In response to the increased pricing volatility, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

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

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. In addition, trade actions by domestic wire rod producers against offshore suppliers can have a substantial impact on the availability and cost of imported wire rod. The imposition of anti-dumping or countervailing duty margins by the DOC against exporting countries can have the effect of reducing or eliminating their activity in the domestic market, which is of increasing significance in view of the reductions in domestic wire rod production capacity that have occurred in recent years. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs.

Foreign competition could adversely impact our financial results.

Our PC strand business is subject to offshore import competition on an ongoing basis in that in most market environments, domestic production capacity is insufficient to satisfy domestic demand. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted. In response to irrationally-priced import competition from offshore PC strand suppliers, we have pursued trade cases when necessary as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. These trade cases have resulted in the imposition of duties which have had the effect of limiting the continued participation of certain countries in the domestic market. Trade law enforcement is critical to our ability to maintain our competitive position against foreign PC strand producers that engage in unlawful trade practices.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2012, our common stock traded as high as $13.74 and as low as $8.93. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our quarterly and annual operating results; changes in our business outlook; changes in market valuations of companies in our industry; changes in the expectations for nonresidential and residential construction; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Insteel’s corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At September 29, 2012, we operated nine manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate for the current and projected needs for our existing products.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of October 24, 2012, there were 825 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividend per share declared in fiscal 2012 and fiscal 2011:

	Fiscal 2012			Fiscal 2011
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$11.25	$9.27	$0.03	$12.88	$8.22	$0.03
Second Quarter	13.74	10.47	0.03	14.42	11.24	0.03
Third Quarter	12.38	8.93	0.03	15.10	11.58	0.03
Fourth Quarter	12.24	9.46	0.03	12.62	8.80	0.03

We currently pay a quarterly cash dividend of $0.03 per share. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the Board of Directors each quarter after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans. See Note 7 of the consolidated financial statements for additional discussion with respect to dividend payments.

Stock Performance Graph

The line graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended September 29, 2012. The graph and table assume that $100 was invested on September 29, 2007 in each of our common stock, the Russell 2000 Index and the S&P Building Products Index, and that all dividends were reinvested. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.
	Fiscal Year Ended
	9/29/07	9/27/08	10/3/09	10/2/10	10/1/11	9/29/12
Insteel Industries, Inc.	$100.00	$95.26	$80.20	$62.23	$70.88	$83.46
Russell 2000	100.00	85.52	77.35	87.68	84.58	111.57
S&P Building Products	100.00	103.37	78.70	68.59	45.41	98.68

Issuer Purchases of Equity Securities

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock in the open market or in privately negotiated transactions. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The share repurchase authorization continues in effect until terminated by the Board of Directors. As of September 29, 2012, there was $24.8 million remaining available for future share repurchases under this authorization. During 2011, we repurchased $143,000 or 12,633 shares of our common stock through restricted stock net-share settlements. We did not repurchase any shares of our common stock during 2012.

Rights Agreement

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

Item 6. Selected Financial Data.

Financial Highlights
(In thousands, except per share amounts)

	Year Ended
	(52 weeks) September 29, 2012	(52 weeks) October 1, 2011	(52 weeks) October 2, 2010	(53 weeks) October 3, 2009	(52 weeks) September 27, 2008
Net sales	$363,303	$336,909	$211,586	$230,236	$353,862
Earnings (loss) from continuing operations	1,809	(387)	458	(20,940)	43,717
Net earnings (loss)	1,809	(387)	473	(22,086)	43,752
Earnings (loss) per share from continuing operations (basic)	0.10	(0.02)	0.03	(1.20)	2.47
Earnings (loss) per share from continuing operations (diluted)	0.10	(0.02)	0.03	(1.20)	2.44
Net earnings (loss) per share (basic)	0.10	(0.02)	0.03	(1.27)	2.47
Net earnings (loss) per share (diluted)	0.10	(0.02)	0.03	(1.27)	2.44
Cash dividends declared	0.12	0.12	0.12	0.12	0.62
Total assets	208,552	216,530	182,505	182,117	228,220
Total debt	11,475	14,156	-	-	-
Shareholders’ equity	149,500	148,474	147,876	147,070	169,847

In the first quarter of fiscal 2010, we adopted and retrospectively applied new accounting guidance related to the calculation of earnings per share which resulted in the following reductions in basic and diluted earnings per share:

	2009		2008
	Basic	Diluted	Basic	Diluted
Continuing operations	$-	$-	$(0.02)	$(0.03)
Net earnings	-	-	(0.02)	(0.03)

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

 Stock-based compensation. We account for stock-based compensation arrangements, including stock option grants, restricted stock awards and restricted stock units, in accordance with the provisions of Financial Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. Under these provisions, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Monte Carlo valuation model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options’ fair value. These assumptions are based on historical information and judgment regarding market factors and trends. If actual results differ from our assumptions and judgments used in estimating these factors, future adjustments to these estimates may be required.

Assumptions for employee benefit plans. We account for our defined employee benefit plans, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”) and the supplemental employee retirement plans (each, a “SERP”) in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of ASC Topic 715, we recognize net periodic pension costs and value pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate and the assumed long-term rate of return on plan assets.

The discount rates we utilize for determining net periodic pension costs and the related benefit obligations for our plans are based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rates are used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the Delaware Plan and SERPs was 4%, 4.75% and 5.25% for 2012, 2011 and 2010, respectively.

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

For 2012, 2011 and 2010, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2013. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.

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

The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized under ASC Topic 715 for financial reporting purposes. During 2012 and 2011, we made contributions totaling $206,000 and $478,000, respectively, to the Delaware Plan. No contributions were required to be made to the Delaware Plan during 2010.

We currently expect net periodic pension costs for 2013 to be $28,000 for the Delaware Plan and $916,000 for the SERPs. Cash contributions to the plans during 2013 are expected to be $362,000 for the Delaware Plan and $244,000 for the SERPs.

 A 0.25% decrease in the assumed discount rate for the Delaware Plan would have increased our projected and accumulated benefit obligations as of September 29, 2012 by approximately $101,000 and have no impact on the expected net periodic pension cost for 2013. A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of September 29, 2012 by approximately $266,000 and $195,000, respectively, and the net periodic pension cost for 2013 by approximately $23,000.

A 0.25% decrease in the assumed long-term rate of return on plan assets for the Delaware Plan would have increased the expected net periodic pension cost for 2013 by approximately $4,000.

Recent Accounting Pronouncements.

Future Adoptions

In June 2011, the FASB issued an update that amends the guidance provided in ASC Topic 220, Comprehensive Income, by requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update becomes effective for us in the first quarter of fiscal 2013.

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)
	Year Ended
	September 29, 2012	Change	October 1, 2011	Change	October 2, 2010
Net sales	$363,303	7.8%	$336,909	59.2%	$211,586
Gross profit	22,458	(29.3%)	31,743	76.4%	17,991
Percentage of net sales	6.2%		9.4%		8.5%
Selling, general and administrative expense	$18,911	(3.6%)	$19,608	22.4%	$16,024
Percentage of net sales	5.2%		5.8%		7.6%
Other income, net	$(188)	(15.3%)	$(222)	(23.7%)	$(291)
Restructuring charges, net	832	(90.0%)	8,318	N/M	-
Gain on early extinguishment of debt	(425)	N/M	-	N/M	-
Acquisition costs	-	(100.0%)	3,518	N/M	-
Bargain purchase gain	-	(100.0%)	(500)	N/M	-
Legal settlement	-	N/M	-	(100.0%)	1,487
Interest expense	623	(35.0%)	958	111.5%	453
Interest income	(21)	(44.7%)	(38)	(62.7%)	(102)
Effective income tax rate	33.6%		N/M		N/M
Earnings (loss) from continuing operations	$1,809	N/M	$(387)	N/M	$458
Earnings from discontinued operations	-	N/M	-	N/M	15
Net earnings (loss)	1,809	N/M	(387)	N/M	473

"N/M" = not meaningful

2012 Compared with 2011

Net Sales

Net sales increased 7.8% to $363.3 million in 2012 from $336.9 million in 2011. Shipments for the year increased 5.1% and average selling prices increased 2.6% from the prior year levels. The increase in shipments was primarily due to the full year contribution of the Ivy facilities in 2012. The increase in average selling prices was driven by price increases that were implemented to recover higher raw material costs. Sales for both years reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit decreased 29.3% to $22.5 million, or 6.2% of net sales, in 2012 from $31.7 million, or 9.4% of net sales, in 2011. The year-over-year decline was primarily due to the narrowing of spreads between selling prices and raw material costs resulting from competitive pricing pressures. Gross profit for both years was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs largely driven by reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) decreased 3.6% to $18.9 million, or 5.2% of net sales, in 2012 from $19.6 million, or 5.8% of net sales, in 2011 primarily due to the relative year-over-year changes in the cash surrender value of life insurance policies ($975,000), an increase in the net gains on the settlement of life insurance policies ($148,000) and a reduction in consulting and professional services expense ($276,000). The cash surrender value of life insurance policies increased $710,000 in the current year compared with a decrease of $265,000 in the prior year due to the related changes in the value of the underlying investments.  These reductions in SG&A expense were partially offset by higher employee benefit costs ($278,000) and bad debt expense ($142,000).  The increase in employee benefit costs expense was primarily related to an increase in supplemental retirement plan expense.

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges decreased 90.0% to $832,000 in 2012 from $8.3 million in 2011. The year-over-year decrease is primarily due to reduced restructuring activities associated with the Ivy Acquisition during 2012. Net restructuring charges for 2012 included $744,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions.  Net restructuring charges of $8.3 million in the prior year included $3.8 million for impairment charges related to plant closures and the decommissioning of equipment, $2.3 million for employee separation costs associated with plant closures and other staffing reductions, $1.2 million for equipment relocation costs, $533,000 for the future lease obligations associated with the closed Houston, Texas facility and $464,000 for facility closure costs. The plant closure costs were incurred in connection with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware, and the absorption of the business by other Insteel facilities. The plant closure costs are net of a $1.6 million gain on the sale of the Wilmington, Delaware facility. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Acquisition Costs

Acquisition costs of $3.5 million were incurred in 2011 for the advisory, accounting, legal and other professional fees directly related to the Ivy Acquisition. The accounting requirements for business combinations require the expensing of acquisition costs in the period in which they are incurred. We did not incur any additional acquisition costs related to the Ivy Acquisition in 2012.

Bargain Purchase Gain

A bargain purchase gain of $500,000 was recorded in 2011 based on the excess of the fair value of the net assets acquired in the Ivy Acquisition over the purchase price.

Interest Expense

Interest expense decreased 35.0% to $623,000 in 2012 from $958,000 in 2011 primarily due to the lower interest rate on borrowings on the revolving credit facility in the current year period relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in the prior year and prepaid in December 2011.

Income Taxes

Our effective income tax rate was 33.6% in 2012 due to changes in permanent book versus tax differences largely related to non-taxable life insurance proceeds, which were partially offset by non-deductible stock-based compensation expense.  The effective income tax rate in 2011 was distorted by the impact of changes in permanent book versus tax differences largely related to non-deductible stock-based compensation expense and the establishment of a valuation allowance against certain state net operating losses and tax credits that we do not expect to realize.

Net Earnings (Loss)

Net earnings were $1.8 million ($0.10 per share) in 2012 compared with a net loss of $387,000 ($0.02 per share) in 2011 with the year-over-year change primarily due to reductions in the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition and the current year gain from the early extinguishment of debt partially offset by the decrease in gross profit.

2011 Compared with 2010

Net Sales

Net sales increased 59.2% to $336.9 million in 2011 from $211.6 million in 2010. Shipments for 2011 increased 33.7% and average selling prices increased 17.7% from the prior year levels. The increase in shipments was primarily due to the addition of the Ivy facilities in 2011. The increase in average selling prices was driven by price increases that were implemented during 2011 to recover higher raw material costs. Sales for both years reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit increased to $31.7 million, or 9.4% of net sales, in 2011 from $18.0 million, or 8.5% of net sales, in 2010. The year-over-year increase was primarily due to the addition of the Ivy facilities in 2011. Gross profit for 2011 benefited from higher spreads between selling prices and raw material costs partially offset by the sale of the higher cost inventory acquired from Ivy that was valued at fair value in accordance with purchase accounting requirements. Gross profit for 2010 includes a $1.9 million charge for inventory write-downs to reduce the carrying value of inventory to the lower of cost or market. Gross profit for both years was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs largely driven by reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense increased 22.4% to $19.6 million, or 5.8% of net sales, in 2011 from $16.0 million, or 7.6% of net sales, in 2010 primarily due to staffing additions ($1.3 million) and other transition-related costs ($151,000) largely related to the Ivy Acquisition, the relative year-over-year changes in the cash surrender value of life insurance policies ($595,000) and increases in stock-based compensation ($638,000), employee benefit costs ($312,000), travel expense ($239,000) and professional services costs ($167,000). The cash surrender value of life insurance policies decreased $265,000 in 2011 compared with an increase of $330,000 in 2010 due to the related changes in the value of the underlying investments. The increase in stock-based compensation expense was largely due to the full vesting of awards for plan participants that became retirement eligible in 2011. The increase in employee benefit costs was primarily related to higher employee medical expense during 2011. These increases in SG&A expense were partially offset by a net gain on the settlement of life insurance policies ($357,000) and a reduction in legal expenses ($393,000) primarily due to the 2010 costs associated with the PC strand trade cases.

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

Interest Expense

Interest expense increased 111.5% to $958,000 in 2011 from $453,000 in 2010 primarily due to the interest on the secured subordinated promissory note associated with the Ivy Acquisition, which was partially offset by lower amortization of capitalized financing costs.

Income Taxes

Our effective income tax rate on continuing operations in 2011 was distorted by the impact of changes in permanent book versus tax differences largely related to non-deductible stock-based compensation expense and the establishment of a valuation allowance against certain state net operating losses and tax credits that we do not expect to realize. Our effective income tax rate was (9.0%) in 2010, which reflects the favorable impact of a $500,000 increase in a tax refund as the result of changes in the federal tax regulations regarding the carryback of net operating losses partially offset by $200,000 of net reserves recorded pertaining to known tax exposures in accordance with ASC 740 together with changes in permanent book versus tax differences largely related to lower non-deductible life insurance expense.

Earnings (Loss) From Continuing Operations

The loss from continuing operations was $387,000 ($0.02 per share) in 2011 compared with earnings of $458,000 ($0.03 per share) in 2010 with the year-over-year change primarily due to the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition and higher SG&A expense partially offset by the increase in gross profit and the bargain purchase gain.

Earnings From Discontinued Operations

Earnings from discontinued operations were $15,000 in 2010, which had no effect on earnings per share, and were primarily related to the gain on the sale of the real estate associated with the industrial wire business partially offset by facility-related costs incurred prior to the sale and income tax expense.

Net Earnings (Loss)

The net loss was $387,000 ($0.02 per share) in 2011 compared with net earnings of $473,000 ($0.03 per share) in 2010 with the year-over-year change primarily due to the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition and higher SG&A expense partially offset by the increase in gross profit and the bargain purchase gain.

Liquidity and Capital Resources

Selected Financial Data
(Dollars in thousands)
	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Net cash provided by (used for) operating activities	$13,144	$(2,907)	$12,879
Net cash provided by (used for) investing activities	(8,191)	(41,389)	420
Net cash used for financing activities	(4,953)	(1,629)	(2,466)

Cash and cash equivalents	10	10	45,935
Working capital	79,065	75,789	91,927
Total debt	11,475	14,156	-
Percentage of total capital	7%	9%	-
Shareholders' equity	$149,500	$148,474	$147,876
Percentage of total capital	93%	91%	100%
Total capital (total debt + shareholders' equity)	$160,975	$162,630	$147,876

Operating Activities

Operating activities provided $13.1 million of cash in 2012 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $0.9 million of cash as a $10.6 million decrease in inventories was partially offset by a $9.6 million decrease in accounts payable and accrued expenses, and a $0.2 million increase in accounts receivable. The changes in inventories and accounts payable and accrued expenses were primarily due to lower raw material purchases and unit costs.

Operating activities used $2.9 million of cash in 2011 due to an increase in net working capital, which was partially offset by non-cash items added back to the net loss. Net working capital used $16.4 million of cash due to a $17.0 million increase in accounts receivable and an $11.9 million increase in inventories partially offset by a $12.4 million increase in accounts payable and accrued expenses. The increase in accounts receivable was primarily related to the incremental sales associated with the Ivy Acquisition. The changes in inventories and accounts payable and accrued expenses were due to higher raw material purchases and unit costs.

Operating activities provided $12.9 million of cash in 2010 primarily due to the receipt of a $13.3 million income tax refund associated with the carryback of net operating losses in the prior year and net earnings adjusted for non-cash items partially offset by an increase in net working capital. Net working capital used $13.9 million of cash due to a $7.7 million increase in inventories, a $3.7 million increase in accounts receivable and a $2.5 million increase in accounts payable and accrued expenses. The increases in inventories and accounts receivable were primarily due to higher raw material costs and selling prices. The increase in accounts payable and accrued expenses was due to changes in the mix of vendor payments and related terms.

Depreciation and amortization expense was $9.8 million in 2012, $9.6 million in 2011 and $7.0 million in 2010. The increase in depreciation and amortization expense from 2010 to 2011 and 2012 was primarily associated with the assets that were acquired in the Ivy Acquisition.

We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements

Investing Activities

Investing activities used $8.2 million of cash in 2012 and $41.4 million in 2011 while providing $0.4 million in 2010.  Capital expenditures were $8.1 million in 2012, $7.9 million in 2011 and $1.5 million in 2010, and are expected to total less than $12.0 million in 2013. The Ivy acquisition used $37.3 million of cash in 2011, which was partially offset by $2.4 million of proceeds from the sale of the Wilmington, Delaware facility and $1.1 million of proceeds from life insurance claims. Investing activities of discontinued operations provided $2.4 million of cash in 2010 from the proceeds on the sale of the real estate associated with our discontinued industrial wire business. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $5.0 million of cash in 2012, $1.6 million in 2011 and $2.5 million in 2010. Cash dividend payments were $2.1 million in 2012, 2011 and 2010. Net debt repayments used $2.3 million of cash in 2012 and financing costs incurred in connection with the amendment of our credit facility used $0.2 million.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, we entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. As of September 29, 2012, $11.5 million was outstanding on the Credit Facility, $67.2 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.3 million (see Note 7 to the consolidated financial statements). During the year, ordinary course borrowings on the Credit Facility were as high as $20.3 million. As of October 1, 2011, $656,000 was outstanding on the Credit Facility.

As part of the consideration for the Ivy Acquisition (See Note 4 to the consolidated financial statements), we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain from early extinguishment of debt in the consolidated statements of operations.

We believe that, in the absence of significant unanticipated cash demands, cash generated by operating activities will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends, and share repurchases, if any. We also expect to have access to the amounts available under our Credit Facility. However, further deterioration of market conditions in the construction sector could result in additional reductions in demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

Should we determine, at any time, that we require additional short-term liquidity, we would evaluate the alternative sources of financing that are potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet, flexible capital structure and borrowing capacity available to us under our Credit Facility position us to meet our anticipated liquidity requirements for the foreseeable future.

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2010 and 2011, wire rod prices rose due to the escalation in the cost of scrap and other raw materials for wire rod producers and increased demand from non-construction applications. After initially rising in the first half of 2012, wire rod prices declined during the latter part of the year due to reductions in the cost of scrap for wire rod producers and weakening demand. Our ability to fully recover higher wire rod prices during this period has been mitigated by competitive pricing pressures resulting from the continuation of recessionary conditions in our construction end-markets. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at September 29, 2012 are as follows:

Payments Due by Period
(In thousands)

Contractual obligations:	Total	Less Than 1 Year	1 - 3 Years	3 – 5 Years	More Than 5 Years
Raw material purchase commitments(1)	$34,594	$34,594	$-	$-	$-
Supplemental employee retirement plan obligations	19,191	244	487	619	17,841
Borrowings on revolving credit facility	11,475	-	-	11,475	-
Pension benefit obligations	5,913	211	416	416	4,870
Operating leases	2,146	813	924	90	319
Trade letters of credit	1,294	1,294	-	-	-
Commitment fee on unused portion of credit facility	1,232	336	672	224	-
Unrecognized tax benefit obligations	76	61	15	-	-
Other unconditional purchase obligations(2)	3,954	3,954	-	-	-
Total	$79,875	$41,507	$2,514	$12,824	$23,030

(1) Non-cancelable purchase commitments for raw materials.
(2) Contractual commitments for capital expenditures.

Outlook

As we look ahead to 2013, our visibility remains limited due to the heightened degree of uncertainty regarding the prospects for a recovery in the economy and employment market, the availability of financing in the credit markets and the increased volatility in raw material costs. Conditions in our construction end-markets appear to have stabilized following the steep decline in demand that we have experienced in recent years. However, we have yet to see signs of a pronounced recovery taking hold in our markets and believe that construction activity is likely to continue trending at depressed levels pending a more substantive upturn in the economy.

In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect the contributions from the Ivy Acquisition to increase during the year through the realization of additional operational synergies and the reconfiguration of our combined WWR operations, which was completed in 2012. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to evaluate further potential acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our 2012 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of steel wire rod would have resulted in a $25.7 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Borrowings under our revolving credit facility are subject to a variable rate of interest and are sensitive to changes in interest rates. Based on our interest rate exposure and the outstanding borrowings on our revolving credit facility as of September 29, 2012, a 25 basis point change in interest rates would have an estimated $29,000 impact on our pre-tax earnings over a one-year period.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 29, 2012. During fiscal 2012, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(a)	Financial Statements

(b) Supplementary Data

Selected quarterly financial data for 2012 and 2011 is as follows:

Financial Information by Quarter (Unaudited)
(In thousands, except for per share and price data)

	Quarter Ended
	December 31	March 31	June 30	September 29
2012
Operating results:
Net sales	$84,811	$87,029	$93,598	$97,865
Gross profit	4,659	5,494	6,404	5,901
Net earnings (loss)	(180)	262	894	833
Per share amounts:
Basic and diluted:
Net earnings (loss)	(0.01)	0.01	0.05	0.05

	Quarter Ended
	January 1	April 2	July 2	October 1
2011
Operating results:
Net sales	$52,306	$86,933	$98,579	$99,091
Gross profit (loss)	(135)	11,603	12,529	7,746
Net earnings (loss)	(7,628)	2,619	3,650	972
Per share amounts:
Basic:
Net earnings (loss)	(0.44)	0.15	0.21	0.06
Diluted:
Net earnings (loss)	(0.44)	0.15	0.20	0.05

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Net sales	$363,303	$336,909	$211,586
Cost of sales	340,845	305,166	191,262
Inventory write-downs	-	-	2,333
Gross profit	22,458	31,743	17,991
Selling, general and administrative expense	18,911	19,608	16,024
Gain from early extinguishment of debt	(425)	-	-
Restructuring charges, net	832	8,318	-
Acquisition costs	-	3,518	-
Bargain purchase gain	-	(500)	-
Other income, net	(188)	(222)	(291)
Legal settlement	-	-	1,487
Interest expense	623	958	453
Interest income	(21)	(38)	(102)
Earnings from continuing operations before income taxes	2,726	101	420
Income taxes	917	488	(38)
Earnings (loss) from continuing operations	1,809	(387)	458
Earnings from discontinued operations net of of income taxes of $ - , $ - and $217	-	-	15
Net earnings (loss)	$1,809	$(387)	$473

Per share amounts:
Basic and diluted:
Earnings (loss) from continuing operations	$0.10	$(0.02)	$0.03
Earnings (loss) from discontinued operations	-	-	-
Net earnings (loss)	$0.10	$(0.02)	$0.03

Cash dividends declared	$0.12	$0.12	$0.12

Weighted shares outstanding:
Basic	17,664	17,562	17,466
Diluted	17,990	17,562	17,564

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share amounts)

	September 29, 2012	October 1, 2011
Assets:
Current assets:
Cash and cash equivalents	$10	$10
Accounts receivable, net	42,138	41,971
Inventories, net	65,774	76,374
Other current assets	7,146	4,093
Total current assets	115,068	122,448
Property, plant and equipment, net	87,716	89,484
Other assets	5,768	4,598
Total assets	$208,552	$216,530

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$30,126	$38,607
Accrued expenses	5,877	7,377
Current portion of long-term debt	-	675
Total current liabilities	36,003	46,659
Long-term debt	11,475	13,481
Other liabilities	11,574	7,916
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2012, 17,717; 2011, 17,609	17,717	17,609
Additional paid-in capital	50,379	48,723
Retained earnings	83,845	84,157
Accumulated other comprehensive loss	(2,441)	(2,015)
Total shareholders’ equity	149,500	148,474
Total liabilities and shareholders’ equity	$208,552	$216,530

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at October 3, 2009	17,525	$17,525	$43,774	$88,291	$(2,520)	$147,070
Comprehensive income:
Net earnings				473		473
Adjustment to defined benefit plan liability(1)					211	211
Comprehensive income(1)						684
Stock options exercised	26	26	114			140
Vesting of restricted stock units	37	37	(37)			-
Compensation expense associated with stock-based plans			2,258			2,258
Excess tax deficiencies from stock-based compensation			(89)			(89)
Restricted stock surrendered for withholding taxes payable	(9)	(9)	(70)			(79)
Cash dividends declared				(2,108)		(2,108)
Balance at October 2, 2010	17,579	17,579	45,950	86,656	(2,309)	147,876
Comprehensive loss:
Net loss				(387)		(387)
Adjustment to defined benefit plan liability(1)					294	294
Comprehensive loss(1)						(93)
Stock options exercised	13	13	8			21
Vesting of restricted stock units	30	30	(30)			-
Compensation expense associated with stock-based plans			2,917			2,917
Excess tax benefits from stock-based compensation			8			8
Restricted stock surrendered for withholding taxes payable	(13)	(13)	(130)			(143)
Cash dividends declared				(2,112)		(2,112)
Balance at October 1, 2011	17,609	17,609	48,723	84,157	(2,015)	148,474
Comprehensive income:
Net earnings				1,809		1,809
Adjustment to defined benefit plan liability(1)					(426)	(426)
Comprehensive income(1)						1,383
Stock options exercised	12	12	(10)			2
Vesting of restricted stock units	96	96	(96)			-
Compensation expense associated with stock-based plans			2,208			2,208
Restricted stock surrendered for withholding taxes payable			(446)			(446)
Cash dividends declared				(2,121)		(2,121)
Balance at September 29, 2012	17,717	$17,717	$50,379	$83,845	$(2,441)	$149,500

(1) Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2010 ($130), 2011 ($180), 2012 $261.

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Cash Flows From Operating Activities:
Net earnings (loss)	$1,809	$(387)	$473
Earnings from discontinued operations	-	-	(15)
Earnings (loss) from continuing operations	1,809	(387)	458
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	9,762	9,573	7,009
Amortization of capitalized financing costs	97	81	363
Stock-based compensation expense	2,208	2,917	2,258
Gain on early extinguishment of debt	(425)	-	-
Asset impairment charges	(11)	3,825	-
Inventory write-downs	-	-	2,333
Excess tax deficiencies (benefits) from stock-based compensation	-	(8)	89
Loss (gain) on sale of property, plant and equipment	(46)	(1,618)	39
Deferred income taxes	835	209	(1,121)
Gain from life insurance proceeds	(505)	(357)	-
Increase in cash surrender value of life insurance policies over premiums paid	(750)	-	(330)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(167)	(17,001)	(3,687)
Inventories	10,600	(11,870)	(7,710)
Accounts payable and accrued expenses	(9,562)	12,439	(2,489)
Other changes	(701)	(710)	15,825
Total adjustments	11,335	(2,520)	12,579
Net cash provided by (used for) operating activities - continuing operations	13,144	(2,907)	13,037
Net cash used for operating activities - discontinued operations	-	-	(158)
Net cash provided by (used for) operating activities	13,144	(2,907)	12,879

Cash Flows From Investing Activities:
Capital expenditures	(8,066)	(7,937)	(1,493)
Increase in cash surrender value of life insurance policies	(467)	(147)	(456)
Proceeds from surrender of life insurance policies	37	19	-
Proceeds from sale of property, plant and equipment	305	518	11
Proceeds from sale of assets held for sale	-	2,403	-
Proceeds from life insurance claims	-	1,063	-
Acquisition of business	-	(37,308)	-
Net cash used for investing activities - continuing operations	(8,191)	(41,389)	(1,938)
Net cash provided by investing activities - discontinued operations	-	-	2,358
Net cash provided by (used for) investing activities	(8,191)	(41,389)	420

Cash Flows From Financing Activities:
Proceeds from long-term debt	91,150	52,806	338
Principal payments on long-term debt	(93,406)	(52,150)	(338)
Cash dividends paid	(2,121)	(2,112)	(2,108)
Financing costs	(172)	-	(409)
Cash received from exercise of stock options	2	21	140
Excess tax benefits (deficiencies) from stock-based compensation	-	8	(89)
Other	(406)	(202)	-
Net cash used for financing activities - continuing operations	(4,953)	(1,629)	(2,466)
Net cash used for financing activities	(4,953)	(1,629)	(2,466)

Net increase (decrease) in cash and cash equivalents	-	(45,925)	10,833
Cash and cash equivalents at beginning of period	10	45,935	35,102
Cash and cash equivalents at end of period	$10	$10	$45,935

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$753	$356	$90
Income taxes, net	176	(489)	189
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	176	384	15
Restricted stock surrendered for withholding taxes payable	446	143	79
Note payable issued as consideration for business acquired	-	13,500	-
Post-closing purchase price adjustment for business acquired	-	500	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 29, 2012, OCTOBER 1, 2011 AND OCTOBER 2, 2010

(1) Description of Business

Insteel Industries, Inc. (“Insteel” or “the Company”) is one of the nation’s largest manufacturers of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. The Company manufactures and markets PC strand and welded wire reinforcement, including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. The Company’s products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors and rebar fabricators that are located nationwide as well as in Canada, Mexico, and Central and South America.

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

The Company has evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions occurring during this period that required additional recognition or disclosure in its financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2012, 2011 and 2010 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

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

Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued by using a Monte Carlo valuation model at the grant date. The Monte Carlo valuation model considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

Revenue recognition. The Company recognizes revenue from product sales when products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are recorded on a net basis and are thus excluded from revenue.

Shipping and handling costs. The Company includes all of the outbound freight, shipping and handling costs associated with the shipment of products to customers in cost of sales. Any amounts paid by customers to the Company for shipping and handling are recorded in net sales on the consolidated statements of operations.

Inventories. Inventories are valued at the lower of weighted average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost). Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired from Ivy, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; land improvements, 5 - 15 years. Depreciation expense was approximately $9.8 million in 2012, $9.6 million in 2011 and $7.0 million in 2010 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statements of operations. No interest costs were capitalized in 2012, 2011 or 2010.

Other assets. Other assets consist principally of capitalized financing costs and the cash surrender value of life insurance policies. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the term of the related credit agreement, and reflected in interest expense in the consolidated statements of operations.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized during the period incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values.

During 2011, the Company recorded a $3.8 million impairment charge resulting from the consolidation of its northeast and Texas operations and overall integration of the purchased Ivy facilities (see Note 5 to the consolidated financial statements). There were no impairment losses in 2012 and 2010.

 Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.  The carrying amount of long-term debt outstanding under the Company’s revolving credit facility approximates its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

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

(3) Recent Accounting Pronouncements

Future Adoptions

In June 2011, the FASB issued an update that amends the guidance provided in ASC Topic 220, Comprehensive Income, by requiring that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update becomes effective for the Company in the first quarter of fiscal 2013.

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

Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications. The Company believes the addition of Ivy’s facilities has enhanced Insteel’s competitiveness in its Northeast, Midwest and Florida markets, in addition to providing a platform to serve the West Coast markets more effectively. The assets purchased included Ivy’s production facilities in Arizona, Florida, Missouri and Pennsylvania; the production equipment at a leased facility in Texas; and certain related inventories. In addition, the Company assumed certain of Ivy’s accounts payable and employee benefit obligations.

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

Following the Ivy Acquisition, net sales of the Ivy facilities for the year ended October 1, 2011 were approximately $83.4 million. The actual amount of net sales specifically attributable to the Ivy Acquisition, however, cannot be quantified due to the integration actions that have been taken by the Company involving the transfer of business between the former Ivy facilities and the Company’s existing facilities. The Company has determined that the presentation of Ivy’s earnings for the year ended October 1, 2011 is impractical due to the integration of Ivy’s operations into the Company following the Ivy Acquisition.

The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the Ivy Acquisition occurred at the beginning of fiscal 2010. The pro forma information reflects certain adjustments related to the Ivy Acquisition, including adjusted depreciation expense based on the fair value of the assets acquired, interest expense related to the secured subordinated promissory note and an appropriate adjustment in the prior year for the acquisition-related costs. The pro forma information does not reflect any operating efficiencies or potential cost savings which may result from the Ivy Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the Ivy Acquisition occurred at the beginning of fiscal 2010, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the prior year periods are as follows:

	Years Ended
(In thousands)	October 1, 2011	October 2, 2010
Net sales	$353,620	$310,957
Earnings (loss) from continuing operations before income taxes	867	(18,881)
Net earnings (loss)	182	(11,448)

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

Following is a summary of the restructuring activities and associated costs that were incurred during the current and prior year periods:

(In thousands)	Severance and other employee separation costs	Asset impairment charges	Facility closure costs	Equipment relocation costs	Total
2012
Liability as of October 1, 2011	$65	$-	$77	$112	$254
Restructuring charges, net	(40)	(11)	139	744	832
Cash payments	(25)	-	(216)	(856)	(1,097)
Non-cash charges	-	11	-	-	11
Liability as of September 29, 2012	$-	$-	$-	$-	$-

2011
Liability as of October 2, 2010	$-	$-	$-	$-	$-
Restructuring charges	2,263	3,825	2,606	1,233	9,927
Gain on sale of assets held for sale	-	-	(1,609)	-	(1,609)
Restructuring charges, net	2,263	3,825	997	1,233	8,318
Cash payments	(2,198)	-	(920)	(1,121)	(4,239)
Non-cash charges	-	(3,825)	-	-	(3,825)
Liability as of October 1, 2011	$65	$-	$77	$112	$254

During the year ended September 29, 2012, all of the remaining restructuring liabilities were satisfied and the final proceeds were received from the sale of previously impaired machinery and equipment, which have been included in asset impairment charges.

Asset impairment charges include the proceeds received from the scrapping of certain machinery and equipment that were previously impaired. Facility closure costs for the prior year include a $1.6 million gain from the sale of the Wilmington, Delaware facility, which had been closed in May 2011. As of October 1, 2011, the Company had recorded restructuring liabilities amounting to $254,000 on its consolidated balance sheet, including $112,000 in accounts payable and $142,000 in accrued expenses.

Acquisition costs. For the year ended October 1, 2011, the Company recorded $3.5 million of acquisition-related costs associated with the Ivy Acquisition for advisory, accounting, legal and other professional fees. The Company did not incur any additional acquisition costs related to the Ivy Acquisition in fiscal 2012.

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

As of September 29, 2012 and October 1, 2011, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$5,146	$-	$5,146
Total	$5,146	$-	$5,146

(In thousands)	Total at October 1, 2011	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$4,006	$-	$4,006
Total	$4,006	$-	$4,006

Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies as of the reporting date.

As of September 29, 2012 and October 1, 2011, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities acquired from Ivy (see Note 4 to the consolidated financial statements) that were acquired at fair value in the prior year. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. As of September 29, 2012, the carrying amount of long-term debt outstanding under the Company’s revolving credit facility approximates its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities. As of October 1, 2011, the carrying amount of the $13.5 million secured subordinated promissory note payable to Ivy approximated fair value based on comparable debt with similar terms, conditions and proximity to the issuance date, which would be considered a level 2 input.

(7) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 29, 2012, $11.5 million of borrowings were outstanding on the Credit Facility, $67.2 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.3 million. As of October 1, 2011, $656,000 was outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of September 29, 2012, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of September 29, 2012, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the credit facility was $97,000 in 2012, $81,000 in 2011 and $363,000 in 2010. Accumulated amortization of capitalized financing costs was $4.2 million and $4.1 million as of September 29, 2012 and October 1, 2011, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2013	$102
2014	102
2015	102
2016	69
2017	-

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 (see Note 4 to the consolidated financial statements) the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain from early extinguishment of debt in the consolidated statements of operations in fiscal 2012.

(8) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 21, 2012, the Company’s 2005 Equity Incentive Plan was amended to increase the number of shares available for future grants by 900,000 shares. As of September 29, 2012, there were 786,000 shares available for future grants under the plans.

Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax deficiencies (benefits) associated with stock options are as follows:

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Stock options:
Compensation expense	$909	$1,203	$958
Excess tax deficiencies (benefits)	-	(8)	89

The remaining unrecognized compensation cost related to unvested options at September 29, 2012 was $618,000, which is expected to be recognized over a weighted average period of 1.5 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2012, 2011 and 2010 were $5.20, $5.31 and $4.54 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Expected term (in years)	6.00	5.19	5.74
Risk-free interest rate	1.17%	1.78%	2.28%
Expected volatility	52.97%	55.15%	61.12%
Expected dividend yield	1.06%	1.05%	1.31%

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

The following table summarizes stock option activity:

		Exercise Price Per Share				Contractual Term - Weighted	Aggregate Intrinsic
(Share amounts in thousands)	Options Outstanding	Range			Weighted Average	Average (years)	Value (in thousands)
Outstanding at October 3, 2009	673	$0.18	-	$20.27	$10.83
Granted	200	9.16	-	9.39	9.27
Exercised	(26)	4.19	-	11.15	5.41		$146
Outstanding at October 2, 2010	847	0.18	-	20.27	10.63
Granted	171	10.72	-	12.43	11.49
Exercised	(13)	1.06	-	7.55	1.60		143
Forfeited	(11)	11.15	-	11.15	11.15
Outstanding at October 1, 2011	994	0.18	-	20.27	10.89
Granted	178	10.23	-	13.06	11.44
Exercised	(12)	0.18	-	0.18	0.18		147
Outstanding at September 29, 2012	1,160	0.36	-	20.27	11.09	6.63	1,919

Vested and anticipated to vest in future at September 29, 2012	1,147				11.09	6.61	1,904

Exercisable at September 29, 2012	802				11.10	5.59	1,540

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants in 2012, 2011 and 2010.  Amortization expense for restricted stock is as follows:

	Year Ended
(In thousands)	October 1, 2011	October 2, 2010
Amortization expense	$166	$470

There were no unvested restricted stock awards as of September 29, 2012.

During 2011 and 2010, 67,693 and 48,141 shares, respectively, of employee restricted stock awards vested with a fair value of $771,000 and $439,000, respectively. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the employees’ minimum tax obligation. During 2011 and 2010, a total of 12,633 and 8,486 shares, respectively, were withheld to satisfy employees’ minimum tax obligations.

The following table summarizes restricted stock activity:

(Share amounts in thousands)	Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Balance, October 3, 2009	115	$15.50
Granted	-	-
Released	(48)	18.53
Balance, October 2, 2010	67	13.37
Granted	-	-
Released	(67)	13.37
Balance, October 1, 2011	-	-

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

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Restricted stock unit grants:
Units	99	119	140
Market value	$1,165	$1,441	$1,298
Amortization expense	1,299	1,548	830

The remaining unrecognized compensation cost related to unvested RSUs on September 29, 2012 was $970,000 which is expected to be recognized over a weighted average period of 1.75 years.

The following table summarizes RSU activity:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, October 3, 2009	136	$8.71
Granted	140	9.29
Released	(37)	7.55
Balance, October 2, 2010	239	9.23
Granted	119	12.08
Released	(30)	9.39
Balance, October 1, 2011	328	10.25
Granted	99	11.77
Released	(134)	10.30
Balance, September 29, 2012	293	10.74

(9) Income Taxes

The components of the provision for income taxes on continuing operations are as follows:

	Year Ended
(Dollars in thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Provision for income taxes:
Current:
Federal	$20	$207	$668
State	62	72	415
	82	279	1,083
Deferred:
Federal	781	(12)	(880)
State	54	221	(241)
	835	209	(1,121)

Income taxes	$917	$488	$(38)

Effective income tax rate	33.6%	483.2%	(9.0%)

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes on continuing operations is as follows:

	Year Ended
(Dollars in thousands)	September 29, 2012		October 1, 2011		October 2, 2010
Provision for income taxes at federal statutory rate	$954	35.0%	$35	34.7%	$147	35.0%
Net effect of life insurance policies	(400)	(14.7)	(14)	(13.9)	(83)	(19.8)
Valuation allowance	(48)	(1.8)	263	260.4	(142)	(33.9)
Nondeductible stock option expense	161	5.9	189	187.1	180	42.9
State income taxes, net of federal tax benefit	94	3.5	(20)	(19.8)	180	42.9
Revisions to estimates based on filing of final tax return	5	0.2	(5)	(4.9)	(24)	(5.7)
Qualified production activities deduction	-	-	-	-	(30)	(7.1)
Additional refund due to tax law change	-	-	-	-	(502)	(119.5)
Other, net	151	5.5	40	39.6	236	56.2
Provision for income taxes	$917	33.6%	$488	483.2%	$(38)	(9.0%)

The components of deferred tax assets and liabilities are as follows:

(In thousands)	September 29, 2012	October 1, 2011
Deferred tax assets:
Defined benefit plans	$3,556	$3,105
Stock-based compensation	1,878	1,683
Federal net operating loss carryforward	1,870	679
Accrued expenses, asset reserves and state tax credits	1,841	1,625
Goodwill, amortizable for tax purposes	1,392	1,812
State net operating loss carryforwards	1,372	1,368
Valuation allowance	(679)	(727)
Deferred tax assets	11,230	9,545

Deferred tax liabilities:
Plant and equipment	(10,637)	(9,078)
Other reserves	(722)	(22)
Deferred tax liabilities	(11,359)	(9,100)
Net deferred tax (liability) asset	$(129)	$445

As of September 29, 2012, the Company recorded a current deferred tax asset (net of valuation allowance) of $4.0 million on its consolidated balance sheet in other current assets and a non-current deferred tax liability (net of valuation allowance) of $4.1 million in other liabilities. As of October 1, 2011, the Company recorded a current deferred tax asset (net of valuation allowance) of $2.1 million in other current assets and a non-current deferred tax liability (net of valuation allowance) of $1.7 million in other liabilities. The Company has $26.5 million of state operating loss carryforwards that begin to expire in 2017, but principally expire in 2017 – 2031. The Company has $5.3 million of federal operating loss carryforwards that expire in 2031. The Company has also recorded deferred tax assets for various state tax credits of $261,000, which will begin to expire in 2014 and principally expire between 2014 and 2019.

The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Accounting principles generally accepted in the United States (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of September 29, 2012, the Company had recorded a valuation allowance of $679,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had previously been provided or determine that such utilization is more likely than not. The $48,000 decrease in the valuation allowance during fiscal 2012 is primarily due to the use of certain state NOLs that previously had a valuation allowance and a change in the Company’s expectations regarding the future realization of deferred tax assets related to certain state tax credits.

The Company has established contingency reserves for material, known tax exposures based on management’s judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of September 29, 2012, the Company had approximately $76,000 of gross unrecognized tax benefits classified in accrued expenses, of which $61,000, if recognized, would reduce its income tax expense in future periods. As of October 1, 2011, the Company had approximately $34,000 of gross unrecognized tax benefits classified in accrued expenses and $33,000 of gross unrecognized tax benefits classified as other liabilities on its consolidated balance sheet, of which $55,000, if recognized, would reduce its income tax expense in future periods. The Company anticipates the gross unrecognized tax benefits of $61,000 will be resolved during the next twelve months and otherwise does not expect its unrecognized tax benefits to change significantly over that time.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for 2012 and 2011 is as follows:

(In thousands)	2012	2011
Balance at beginning of year	$67	$762
Increase in tax positions of prior years	9	8
Increase in tax position for current year	-	4
Settlement of tax position in current year	-	(707)
Balance at end of year	$76	$67

The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. The accrued interest and penalties related to unrecognized tax benefits was $56,000 and $50,000, as of September 29, 2012 and October 1, 2011, respectively. There was $6,000 of expense incurred during 2012 related to interest and penalties. The Company did not record any expense related to interest and penalties during 2011.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to fiscal year 2008 remain subject to examination together with certain state tax returns filed by the Company subsequent to fiscal year 2003.

(10) Discontinued Operations

In April 2006, the Company decided to exit the industrial wire business with the closure of its Fredericksburg, Virginia facility which manufactured tire bead wire and other industrial wire for commercial and industrial applications. The Company’s decision was based on the weakening in the business outlook for the facility and the expected continuation of difficult market conditions and reduced operating levels. Manufacturing activities at the Virginia facility ceased in June 2006 and the Company liquidated the remaining assets of the business in 2010 when it sold the real estate associated with the business for $2.5 million, resulting in a $478,000 gain.

The results of operations and related non-recurring closure costs associated with the industrial wire business have been reported as discontinued operations for all prior periods presented. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.

The results of discontinued operations are as follows:

Year Ended
October 2, 2010
(In thousands)
Earnings before income taxes	$232
Income taxes	(217)
Net earnings	$15

(11) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits. In February 2011, as part of the planned closure of the Wilmington, Delaware facility, the Company amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded during 2011 within restructuring charges on the consolidated statements of operations. The Company made contributions totaling $206,000 and $477,000 to the Delaware Plan during 2012 and 2011, respectively, and expects to make contributions of $362,000 during 2013.

The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the Delaware Plan is as follows:

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$3,231	$4,280	$4,289
Amendments	-	306	-
Interest cost	146	193	211
Actuarial loss	218	69	182
Settlement	(218)	(1,423)	-
Distributions	(196)	(194)	(402)
Benefit obligation at end of year	$3,181	$3,231	$4,280

Change in plan assets:
Fair value of plan assets at beginning of year	$1,660	$3,017	$3,053
Actual return on plan assets	287	10	366
Employer contributions	206	477	-
Settlement	(218)	(1,651)	-
Distributions	(196)	(193)	(402)
Fair value of plan assets at end of year	$1,739	$1,660	$3,017

Reconciliation of funded status to net amount recognized:
Funded status	$(1,442)	$(1,571)	$(1,263)
Net amount recognized	$(1,442)	$(1,571)	$(1,263)

Amounts recognized on the consolidated balance sheet:
Accrued benefit liability	$(1,442)	$(1,571)	$(1,263)
Accumulated other comprehensive loss (net of tax)	859	909	1,225
Net amount recognized	$(583)	$(662)	$(38)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,386	$1,466	$1,975
Net amount recognized	$1,386	$1,466	$1,975

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$(31)	$(206)	$16
Amortization of net loss	(49)	(304)	(195)
Total recognized in other comprehensive income (loss)	$(80)	$(510)	$(179)

Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Interest cost	$146	$193	$211
Expected return on plan assets	(134)	(211)	(200)
Recognized net actuarial loss	49	304	195
Net periodic pension cost	$61	$286	$206

The Company incurred settlement losses of $95,000 and $704,000 during 2012 and 2011, respectively, for lump-sum distributions to plan participants. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2013 is $49,000.

The projected benefit payments under the Delaware Plan are as follows:

Fiscal year(s)	In thousands
2013	$211
2014	210
2015	206
2016	211
2017	205
2018 - 2022	996

The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	September 29, 2012	October 1, 2011	October 2, 2010
Assumptions at year-end:
Discount rate	4.00%	4.75%	5.25%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

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

The Delaware Plan has a long-term target asset mix of 60% equities and 40% fixed income. The asset allocation for the Delaware Plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	September 29, 2012	September 29, 2012	October 1, 2011	October 2, 2010

Large-cap equities	35.0%	39.3%	38.6%	26.1%
Mid-cap equities	8.0%	8.9%	9.1%	9.0%
Small-cap equities	9.0%	5.6%	6.1%	8.7%
International equities	8.0%	5.9%	6.0%	16.8%
Fixed income securities	40.0%	37.2%	39.3%	38.1%
Cash and cash equivalents	0.0%	3.1%	0.9%	1.3%

As of September 29, 2012, the Delaware Plan’s assets include equity securities, fixed income securities and cash and cash equivalents, and were required to be measured at fair value. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value, defined as follows: Level 1 - observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market data exists, thereby requiring the development of valuation assumptions. The fair values of the Delaware Plan’s assets as of September 29, 2012 and October 1, 2011 are as follows:

(In thousands)	Total at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$684	$684	$-	$-
Mid-cap equities	155	155	-	-
Small-cap equities	98	98	-	-
International equities	103	103	-	-
Fixed income securities	646	646	-	-
Cash and cash equivalents	53	-	53	-
Total	$1,739	$1,686	$53	$-

(In thousands)	Total at October 1, 2011	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$641	$641	$-	$-
Mid-cap equities	151	151	-	-
Small-cap equities	101	101	-	-
International equities	100	100	-	-
Fixed income securities	652	652	-	-
Cash and cash equivalents	15	-	15	-
Total	$1,660	$1,645	$15	$-

Equity securities are primarily direct investments in the stock of publicly-traded companies that are valued based on the closing price reported in an active market on which the individual securities are traded.

Fixed income securities are government and corporate debt securities that are valued based on the closing price reported in an active market on which the individual securities are traded.

Cash and cash equivalents are money market funds that are valued based on the net asset value as determined by the fund each business day.

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

The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized for the SERPS in the Company’s consolidated balance sheets is as follows:

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$6,102	$5,590	$5,218
Service cost	217	176	165
Interest cost	301	282	278
Actuarial loss	1,085	297	95
Distributions	(244)	(243)	(166)
Benefit obligation at end of year	$7,461	$6,102	$5,590

Change in plan assets:
Actual employer contributions	$244	$244	$166
Actual distributions	(244)	(244)	(166)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(7,461)	$(6,102)	$(5,590)
Net amount recognized	$(7,461)	$(6,102)	$(5,590)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$2,324	$1,330	$1,067
Unrecognized prior service cost	227	454	681
Net amount recognized	$2,551	$1,784	$1,748

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	$1,085	$297	$95
Prior service costs	(227)	(227)	(227)
Amortization of net loss	(91)	(34)	(30)
Total recognized in other comprehensive income (loss)	$767	$36	$(162)

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Service cost	$217	$176	$165
Interest cost	301	282	278
Prior service cost	227	227	227
Amortization of net loss	91	34	31
Net periodic pension cost	$836	$719	$701

The estimated net loss and prior service costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2013 are $138,000 and $227,000, respectively.

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	September 29, 2012	October 1, 2011	October 2, 2010
Assumptions at year-end:
Discount rate	4.00%	4.75%	5.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	(In thousands)
2013	$244
2014	244
2015	244
2016	294
2017	325
2018- 2022	1,536

As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants the Company still maintains the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitles them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance policies on the Participants purchased and owned by the Company. The cash benefits paid under these SERPs were $62,000 in 2012, $74,000 in 2011 and $74,000 in 2010. The expense attributable to these SERPs was $15,000 in 2012, $14,000 in 2011 and $13,000 in 2010.

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

During 2010 - 2012, employees were permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. During 2010 - 2012, the Company matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. Company contributions to the Plan were $734,000 in 2012, $604,000 in 2011 and $439,000 in 2010.

Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA under which both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $3.4 million in 2012, $3.3 million in 2011 and $2.2 million in 2010. The Company is primarily self-insured for each employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $150,000 per benefit plan year. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.

(12) Commitments and Contingencies

Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2017. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $908,000 in 2012, $1.5 million in 2011 and $889,000 in 2010. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2013, $813,000; 2014, $607,000; 2015, $317,000; 2016, $45,000; 2017 and beyond, $364,000.

As of September 29, 2012, the Company had $34.6 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $4.0 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in the consolidated financial statements.

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

           The Company is also involved in various other lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate cost to resolve these other matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

The Company has also entered into change in control agreements with key members of management, including its executive officers, which specify the terms of separation in the event that termination of employment followed a change in control of the Company. The initial term of each agreement is two years and the agreements provide for an automatic renewal of one year unless the Company or the executive provides notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment, nor do they specify the terms of an executive's termination should the termination occur in the absence of a change in control. Under the terms of these agreements, in the event of termination within two years of a change of control, the Chief Executive Officer and Chief Financial Officer would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. The other key members of management, including the Company’s other two executive officers, would receive severance benefits equal to one times base compensation, one times the average bonus for the prior three years and the continuation of health and welfare benefits for one year. In addition, all of the executive’s stock options and restricted stock would vest immediately and outplacement services would be provided.

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

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
(In thousands, except per share amounts)	September 29, 2012	October 1, 2011	October 2, 2010
Earnings (loss) from continuing operations	$1,809	$(387)	$458
Less allocation to participating securities	-	-	(2)
Available to Insteel common shareholders	$1,809	$(387)	$456

Earnings from discontinued operations net of income taxes	$-	$-	$15
Less allocation to participating securities	-	-	-
Available to Insteel common shareholders	$-	$-	$15

Net earnings (loss)	$1,809	$(387)	$473
Less allocation to participating securities	-	-	(2)
Available to Insteel common shareholders	$1,809	$(387)	$471

Basic weighted average shares outstanding	17,664	17,562	17,466
Dilutive effect of stock-based compensation	326	-	98
Diluted weighted average shares outstanding	17,990	17,562	17,564

Per share basic and diluted:
Earnings (loss) from continuing operations	$0.10	$(0.02)	$0.03
Loss from discontinued operations	-	-	-
Net earnings (loss)	$0.10	$(0.02)	$0.03

Options, restricted stock awards and RSUs representing 600,000 shares in 2012, 582,000 shares in 2011 and 577,000 shares in 2010 were antidilutive and were not included in the diluted EPS computation. Options and restricted stock awards representing 223,000 shares were not included in the diluted EPS calculation in 2011 due to the net losses that were incurred.

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

The Company’s net sales and long-lived assets (consisting of net property, plant and equipment and the cash surrender value of life insurance policies) for continuing operations by geographic region are as follows:

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Net sales:
United States	$358,539	$329,168	$205,444
Foreign	4,764	7,741	6,142
Total	$363,303	$336,909	$211,586

Long-lived assets:
United States	$92,862	$93,490	$63,178
Foreign	-	-	-
Total	$92,862	$93,490	$63,178

The Company’s net sales for continuing operations by product line are as follows:

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Net sales:
Welded wire reinforcement	$230,049	$208,741	$109,551
PC strand	133,254	128,168	102,035
Total	$363,303	$336,909	$211,586

There were no customers that accounted for 10% or more of the Company’s net sales in 2012, 2011 and 2010.

(15) Related Party Transactions

Sales to a company affiliated with one of the Company’s directors amounted to $280,000 in 2012, $475,000 in 2011 and $423,000 in 2010. Purchases from a company affiliated with one of the Company’s directors amounted to $6,000 in 2011. There were no such related party purchases in 2012 and 2010.

(16) Comprehensive Loss

The accumulated other comprehensive loss was comprised of the adjustment to the defined benefit plan liability as follows:

	Year Ended
(In thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Adjustment to defined benefit plan liability, net of taxes	$(2,441)	$(2,015)	$(2,309)
Total accumulated other comprehensive loss	$(2,441)	$(2,015)	$(2,309)

(17) Other Financial Data

           Balance sheet information:

(In thousands)	September 29, 2012	October 1, 2011
Accounts receivable, net:
Accounts receivable	$43,261	$42,732
Less allowance for doubtful accounts	(1,123)	(761)
Total	$42,138	$41,971

Inventories, net:
Raw materials	$38,911	$40,536
Work in process	3,634	3,771
Finished goods	23,229	32,067
Total	$65,774	$76,374

Other current assets:
Current deferred tax asset	$3,958	$2,156
Prepaid insurance	1,755	$716
Other	1,433	1,221
Total	$7,146	$4,093

Other assets:
Cash surrender value of life insurance policies, net of loans of $486 and $446	$5,146	$4,006
Capitalized financing costs, net	274	218
Other	348	374
Total	$5,768	$4,598

Property, plant and equipment, net:
Land and land improvements	$9,131	$8,586
Buildings	41,585	40,773
Machinery and equipment	121,321	118,518
Construction in progress	5,270	2,078
	177,307	169,955
Less accumulated depreciation	(89,591)	(80,471)
Total	$87,716	$89,484

Accrued expenses:
Pension plan	$1,442	$1,571
Salaries, wages and related expenses	1,342	1,656
Property taxes	1,233	1,234
Customer rebates	716	791
Worker's compensation	327	333
Interest	29	387
Deferred revenues	-	387
Restructuring liabilities	-	142
Other	788	876
Total	$5,877	$7,377

Other liabilities:
Deferred compensation	$7,487	$6,149
Deferred income taxes	4,087	1,711
Other	-	56
Total	$11,574	$7,916

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

Each right will entitle the holder, other than the acquiring person or group, to purchase one two-hundredths of a share (a “Unit”) of the Company’s Series A Junior Participating Preferred Stock (“Preferred Stock”) at a purchase price of $46 per Unit, subject to adjustment as described in the Rights Agreement (the “purchase price”). At the time specified, each holder of a right will have the right to receive in lieu of Preferred Stock, upon exercise and payment of the purchase price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the purchase price or, at the discretion of the Board, upon exercise and without payment of the purchase price,  common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to the difference between the purchase price and the value of the consideration which a person exercising the right and paying the purchase price would receive. Rights that are or (under specified circumstances) were, beneficially owned by any acquiring person will be null and void. The purchase price payable and the number of Units of Preferred Stock or other securities or property issuable upon exercise of the rights are subject to adjustment from time to time. At any time after any person becomes an acquiring person, the Company may exchange all or part of the rights for shares of common stock at an exchange ratio of one share per right, as appropriately adjusted to reflect any stock dividend, stock split or similar transaction.

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

(19) Product Warranties

The Company's products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company does not maintain a reserve for warranties as the historical claims have been immaterial. The Company maintains product liability insurance coverage to minimize its exposure to such risks.

(20) Share Repurchases

On November 18, 2008, the Company’s Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at its discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of September 29, 2012, there was $24.8 million remaining available for future share repurchases under this authorization. During 2011 and 2010, the Company repurchased $143,000 or 12,633 shares and $79,000 or 8,486 shares, respectively, of its common stock through restricted stock net-share settlements. There were no share repurchases during 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. and subsidiaries (a North Carolina corporation) as of September 29, 2012 and October 1, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended September 29, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under (Schedule II – Valuation and Qualifying Accounts). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 29, 2012 and October 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 1, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina
November 1, 2012

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 29, 2012, OCTOBER 1, 2011 and OCTOBER 2, 2010

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Balance, beginning of year	$761	$2,296	$1,057
Amounts charged to earnings	449	307	1,426
Write-offs, net of recoveries	(87)	(1,842)	(187)
Balance, end of year	$1,123	$761	$2,296

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2012. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 29, 2012. During the quarter ended September 29, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 29, 2012. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited Insteel Industries, Inc. and subsidiaries’ (a North Carolina corporation) internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insteel Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Insteel Industries, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Insteel Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insteel Industries, Inc. and subsidiaries as of September 29, 2012 and October 1, 2011 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended September 29, 2012, and our report dated November 1, 2012, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina
November 1, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership – Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.

We have adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on our web site at http://investor.insteel.com/documents.com. To the extent permissible under applicable law (the rules of the SEC or NASDAQ listing standards), we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on our web site any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law (the rules of the SEC or NASDAQ listing standards). The Company’s web site does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item and not presented herein appears under the captions “Voting Securities” and “Security Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information
September 29, 2012
(In thousands, except exercise price amount)

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,160	$11.09	786	(1)

(1)
In addition to being available for future issuance upon the exercise of stock options that may be granted after September 29, 2012, the securities shown are available for future issuance in the form of restricted stock, restricted stock units and other stock-based awards made under our 2005 Equity Incentive Plan, as amended.

We do not have any equity compensation plans that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 50 of this report.

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

INSTEEL INDUSTRIES, INC.
Registrant

Date: November 1, 2012	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 1, 2012 below by the following persons on behalf of the registrant and in the capacities indicated:

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
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 29, 2012

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
10.20.1*
Relocation Proposal between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 10.20.1 of the Company's Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.20.2*
Addendum to Relocation Proposal between the Company and James F. Petelle, dated September 18, 2009 (incorporated by reference to Exhibit 10.20.2 of the Company's Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.21*
Amended and Restated Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.22*
2005 Equity Incentive Plan of Insteel Industries, Inc., as amended on November 8, 2011 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 10, 2011).

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 29, 2012

Exhibit Number	Description

10.23*
Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

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

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 29, 2012.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed on November 1, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 29, 2012, October 1, 2011 and October 2, 2010, (ii) the Consolidated Balance Sheets as of September 29, 2012 and October 1, 2011, (iii) the Consolidated Statements of Cash Flows for the years ended September 29, 2012, October 1, 2011 and October 2, 2010, (iv) the Consolidated Statements of Shareholders’ Equity as of September 29, 2012, October 1, 2011 and October 2, 2010 and (v) the Notes to Consolidated Financial Statements.

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