Form 10-Q
period 2012-12-29
INSTEEL INDUSTRIES INC
filed 2013-01-18
CIK 764401

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock as of January 17, 2013 was 17,745,410.

SIGNATURES	23

EXHIBIT INDEX	24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands except for per share data)
(Unaudited)

	Three Months Ended
	December 29,	December 31,
	2012	2011

Net sales	$85,887	$84,811
Cost of sales	77,294	80,152
Gross profit	8,593	4,659
Selling, general and administrative expense	4,842	4,592
Gain on early extinguishment of debt	-	(425)
Restructuring charges, net	-	599
Other income, net	-	(70)
Interest expense	72	253
Earnings (loss) before income taxes	3,679	(290)
Income taxes	1,277	(110)
Net earnings (loss)	$2,402	$(180)

Net earnings (loss) per share:
Basic	$0.14	$(0.01)
Diluted	0.13	(0.01)

Weighted average shares outstanding
Basic	17,724	17,610
Diluted	18,088	17,610

Cash dividends declared per share	$0.28	$0.03

Comprehensive income (loss)	$2,402	$(180)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)	(Audited)
	December 29,	September 29,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$4,815	$10
Accounts receivable, net	35,247	42,138
Inventories, net	56,239	65,774
Other current assets	5,343	7,146
Total current assets	101,644	115,068
Property, plant and equipment, net	88,068	87,716
Other assets	6,009	5,768
Total assets	$195,721	$208,552

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,124	$30,126
Accrued expenses	6,371	5,877
Total current liabilities	36,495	36,003
Long-term debt	-	11,475
Other liabilities	11,881	11,574
Commitments and contingencies
Shareholders' equity:
Common stock	17,745	17,717
Additional paid-in capital	50,763	50,379
Retained earnings	81,278	83,845
Accumulated other comprehensive loss	(2,441)	(2,441)
Total shareholders' equity	147,345	149,500
Total liabilities and shareholders' equity	$195,721	$208,552

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 29,	December 31,
	2012	2011
Cash Flows From Operating Activities:
Net earnings (loss)	$2,402	$(180)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,332	2,406
Amortization of capitalized financing costs	26	20
Stock-based compensation expense	313	369
Gain on early extinguishment of debt	-	(425)
Asset impairment charges	-	(11)
Deferred income taxes	1,237	(116)
Excess tax benefits from stock-based compensation	(36)	(5)
Loss on sale of property, plant and equipment	12	-
Increase in cash surrender value of life insurance policies over premiums paid	-	(290)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	6,891	5,842
Inventories	9,535	2,972
Accounts payable and accrued expenses	556	(11,679)
Other changes	205	368
Total adjustments	21,071	(549)
Net cash provided by (used for) operating activities	23,473	(729)

Cash Flows From Investing Activities:
Capital expenditures	(2,561)	(1,008)
Proceeds from life insurance claims	505	-
Decrease (increase) in cash surrender value of life insurance policies	32	(427)
Proceeds from surrender of life insurance policies	-	16
Proceeds from sale of property, plant and equipment	-	15
Net cash used for investing activities	(2,024)	(1,404)

Cash Flows From Financing Activities:
Proceeds from long-term debt	3,494	41,520
Principal payments on long-term debt	(14,969)	(38,868)
Cash dividends paid	(4,969)	(529)
Cash received from exercise of stock options	63	1
Excess tax benefits from stock-based compensation	36	5
Other	(299)	4
Net cash provided by (used for) financing activities	(16,644)	2,133

Net increase (decrease) in cash and cash equivalents	4,805	-
Cash and cash equivalents at beginning of period	10	10
Cash and cash equivalents at end of period	$4,815	$10

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18	$552
Income taxes, net	13	33
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	135	342

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 29, 2012	17,717	$17,717	$50,379	$83,845	$(2,441)	$149,500

Net income				2,402		2,402
Stock options exercised	28	28	35			63
Compensation expense associated with stock-based plans			313			313
Excess tax benefits from stock-based compensation			36			36
Cash dividends declared				(4,969)		(4,969)
Balance at December 29, 2012	17,745	$17,745	$50,763	$81,278	$(2,441)	$147,345

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The September 29, 2012 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013 or future periods.

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

Current Adoptions

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the previous guidance that allowed for the presentation of other comprehensive income as part of the statement of shareholders’ equity. The update allows two options for the presentation of comprehensive income: (1) a single statement of comprehensive income, which includes all components of net income and other comprehensive income; or (2) a statement of income followed immediately by a statement of comprehensive income, which includes summarized net income and all components of other comprehensive income. Additionally, the update requires the presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the statement of income and the statement of comprehensive income. The amendments in this update are effective retrospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU No. 2011-05 in the first quarter of fiscal 2013 and has chosen to present a single statement of comprehensive income. The adoption of ASU 2011-05 did not impact the Company’s consolidated financial statements except for the change in presentation.

 (3) Restructuring Charges

           On November 19, 2010, the Company purchased certain of the assets and assumed certain of the liabilities of Ivy Steel and Wire, Inc. (“Ivy”) for a final adjusted purchase price of $50.3 million (the “Ivy Acquisition”).  Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications. The addition of Ivy’s facilities has enhanced the Company’s competitiveness in its Northeast, Midwest and Florida markets, in addition to providing a platform to serve the West Coast markets more effectively. The assets purchased included Ivy’s production facilities in Arizona, Florida, Missouri and Pennsylvania; production equipment in Texas; and certain related inventories. In addition, the Company assumed certain of Ivy’s accounts payable and employee benefit obligations.

Subsequent to the Ivy Acquisition, the Company elected to consolidate certain of its welded wire reinforcement operations in order to reduce its operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to the Company’s existing facilities in Wilmington, Delaware and Dayton, Texas. The Houston plant closure was completed in December 2010 and the Wilmington plant closure was completed in May 2011.  All of the restructuring activities associated with the Ivy Acquisition were concluded during fiscal 2012.

Following is a summary of the restructuring activities and associated costs that were incurred during the three-month period ended December 31, 2011:

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

(4) Fair Value Measurements

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

As of December 29, 2012 and September 29, 2012, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at December 29, 2012	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$4,815	$4,815	$-

Other assets:
Cash surrender value of life insurance policies	5,413	-	5,413
Total	$10,228	$4,815	$5,413

(In thousands)	Total at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$5,146	$-	$5,146
Total	$5,146	$-	$5,146

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

As of December 29, 2012 and September 29, 2012, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. As of September 29, 2012, the carrying amount of long-term debt outstanding under the Company’s revolving credit facility approximates its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

(5) Stock-Based Compensation

 Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 21, 2012, the Company’s 2005 Equity Incentive Plan was amended to increase the number of shares available for future grants by 900,000 shares. As of December 29, 2012, there were 791,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three-month periods ended December 29, 2012 and December 31, 2011 are as follows:

	Three Months Ended
	December 29,	December 31,
(In thousands)	2012	2011
Stock options:
Compensation expense	$139	$129
Excess tax benefits	(36)	(5)

As of December 29, 2012, the remaining unamortized compensation cost related to unvested stock option awards was $479,000, which is expected to be recognized over a weighted average period of 1.36 years.

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

The following table summarizes stock option activity for the three-month period ended December 29, 2012:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term -	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average	(in thousands)
Outstanding at September 29, 2012	1,160	$0.36	-	$20.27	$11.09
Exercised	(28)	0.36	-	9.16	2.22		$276
Outstanding at December 29, 2012	1,132	5.43	-	20.27	11.31	6.50 years	1,658

Vested and anticipated to vest in the future at December 29, 2012	1,119				11.31	6.47 years	1,643

Exercisable at December 29, 2012	773				11.42	5.47 years	1,277

           Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. Amortization expense for the three-month periods ended December 29, 2012 and December 31, 2011 is as follows:

	Three Months Ended
	December 29,	December 31,
(In thousands)	2012	2011
Amortization expense	$174	$240

As of December 29, 2012, the remaining unrecognized compensation cost related to unvested RSUs was $739,000, which is expected to be recognized over a weighted average vesting period of 1.64 years.

The following table summarizes RSU activity during the three-month period ended December 29, 2012:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2012	293	$10.74
Forfeited	(5)	10.72
Balance, December 29, 2012	288	10.74

(6) Income Taxes

 Effective income tax rate. The Company’s effective income tax rate was 34.7% for the three-month period ended December 29, 2012 compared with 37.9% for the three-month period ended December 31, 2011.  The year-over-year reduction in the effective rate was primarily due to an increase in permanent book versus tax differences resulting from higher tax benefits attributable to domestic production activities in the current year period. The effective income tax rates for both periods were based upon the estimated effective income tax rate applicable for the entire fiscal year after giving effect to any significant items related specifically to interim periods.

 Deferred income taxes. As of December 29, 2012, the Company has recorded a current deferred tax asset (net of valuation allowance) of $2.9 million in other current assets and a non-current deferred tax liability of $4.2 million in other liabilities on its consolidated balance sheet. The deferred tax asset primarily relates to pre-tax losses that were incurred in prior fiscal years. The Company has $27.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2016, but principally expire between 2016 and 2032, and $5.3 million of federal NOLs that expire in 2031 and 2032. The Company has also recorded $262,000 of deferred tax assets for various state tax credits that begin to expire in 2014, but principally expire between 2014 and 2019.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. The Company recorded a valuation allowance of $679,000 as of December 29, 2012 and September 29, 2012 pertaining to various state NOLs and tax credits that were not expected to be utilized.

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

Uncertainty in income taxes. The Company has established contingency reserves for material, known tax exposures based on management’s judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of December 29, 2012, the Company had approximately $43,000 of gross unrecognized tax benefits classified in accrued expenses, of which $28,000, if recognized, would reduce its income tax expense in future periods. The Company anticipates the gross unrecognized tax benefits of $28,000 will be resolved during the next twelve months and otherwise does not expect its unrecognized tax benefits to change significantly over that time.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2012, the Company had $35,000 of accrued interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and certain state tax returns filed by the Company subsequent to fiscal year 2007 remain subject to examination together with certain state tax returns subsequent to fiscal year 2003.

(7) Employee Benefit Plans

 Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $42,000 to the Delaware Plan during the three-month period ended December 29, 2012, and expects to contribute an additional $265,000 during the remainder of the current fiscal year.

Net periodic pension costs and related components for the Delaware Plan for the three-month periods ended December 29, 2012 and December 31, 2011 are as follows:

	Three Months Ended
	December 29,	December 31,
(In thousands)	2012	2011
Interest cost	$32	$37
Expected return on plan assets	(36)	(34)
Recognized net actuarial loss	14	14
Net periodic pension cost	$10	$17

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

Net periodic benefit costs and related components for the SERPs for the three-month periods ended December 29, 2012 and December 31, 2011 are as follows:

	Three Months Ended
	December 29,	December 31,
(In thousands)	2012	2011
Service cost	$60	$50
Interest cost	72	71
Amortization of prior service cost	57	57
Recognized net actuarial loss	34	15
Net periodic benefit cost	$223	$193

(8) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 29, 2012, no borrowings were outstanding on the Credit Facility, $66.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of December 29, 2012, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of December 29, 2012, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $26,000 and $20,000 for the three-month periods ended December 29, 2012 and December 31, 2011, respectively. Accumulated amortization of capitalized financing costs was $4.2 million as of December 29, 2012 and September 29, 2012.

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) for the three-month period ended December 31, 2011.

(9) Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share attributable to common shareholders for the three-month periods ended December 29, 2012 and December 31, 2011 are as follows:

	Three Months Ended
	December 29,	December 31,
(In thousands except per share amounts)	2012	2011

Net earnings (loss) available to common shareholders	$2,402	$(180)

Basic weighted average shares outstanding	17,724	17,610
Dilutive effect of stock-based compensation	364	-
Diluted weighted average shares outstanding	18,088	17,610

Per share basic:
Net earnings (loss)	$0.14	$(0.01)

Per share diluted:
Net earnings (loss)	$0.13	$(0.01)

Options representing 419,000 and 810,000 shares for the three-month periods ended December 29, 2012 and December 31, 2011, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options and RSUs representing 170,000 shares for the three-month period ended December 31, 2011 were not included in the diluted earnings per share calculation due to the net loss that was incurred.

(10) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “New Authorization”). Under the New Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of December 29, 2012, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month periods ended December 29, 2012 and December 31, 2011.

(11) Other Financial Data

Balance sheet information:

(In thousands)	December 29, 2012	September 29, 2012
Accounts receivable, net:
Accounts receivable	$36,256	$43,261
Less allowance for doubtful accounts	(1,009)	(1,123)
Total	$35,247	$42,138

Inventories, net:
Raw materials	$27,746	$38,911
Work in process	3,346	3,634
Finished goods	25,147	23,229
Total	$56,239	$65,774

Other current assets:
Current deferred tax asset	$2,865	$3,958
Prepaid insurance	1,652	1,755
Other	826	1,433
Total	$5,343	$7,146

Other assets:
Cash surrender value of life insurance policies, net of loans of $187 and $486	$5,413	$5,146
Capitalized financing costs, net	248	274
Other	348	348
Total	$6,009	$5,768

Property, plant and equipment, net:
Land and land improvements	$9,131	$9,131
Buildings	41,753	41,585
Machinery and equipment	121,215	121,321
Construction in progress	7,307	5,270
	179,406	177,307
Less accumulated depreciation	(91,338)	(89,591)
Total	$88,068	$87,716

Accrued expenses:
Salaries, wages and related expenses	$1,769	$1,342
Pension plan	1,410	1,442
Property taxes	1,123	1,233
Customer rebates	866	716
Worker's compensation	326	327
Interest	29	29
Other	848	788
Total	$6,371	$5,877

Other liabilities:
Deferred compensation	$7,650	$7,487
Deferred income taxes	4,231	4,087
Total	$11,881	$11,574

(12) Business Segment Information

All of the Company’s operations are focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and prestressed concrete strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment.

(13) Contingencies

Legal proceedings. The Company is involved in legal proceedings, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 29, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential construction and the impact on demand for our products;

•	the severity and duration of the downturn in residential construction and the impact on those portions of our business that are correlated with the housing sector;

•	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 29, 2012 and in other filings that we make with the SEC.

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

On November 19, 2010, we, through our wholly-owned subsidiary, Insteel Wire Products Company, purchased certain of the assets and assumed certain of the liabilitites of Ivy Steel and Wire, Inc. (“Ivy”) for a final adjusted purchase price of $50.3 million (the "Ivy Acquisition"). Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications. Among other assets, we acquired certain of Ivy’s inventories and its production facilities located in Pennsylvania, Florida, Arizona and Missouri, in addition to the production equipment located at a leased facility in Texas. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our welded wire reinforcement operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended
	December 29, 2012	Change	December 31, 2011

Net sales	$85,887	1.3%	$84,811
Gross profit	8,593	84.4%	4,659
Percentage of net sales	10.0%		5.5%
Selling, general and administrative expense	$4,842	5.4%	$4,592
Percentage of net sales	5.6%		5.4%
Gain on early extinguishment of debt	$-	(100.0%)	$(425)
Restructuring charges, net	-	(100.0%)	599
Interest expense	72	(71.5%)	253
Effective income tax rate	34.7%		37.9%
Net earnings (loss)	$2,402	N/M	$(180)

"N/M" = not meaningful

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

Net Sales

Net sales for the first quarter of 2013 increased 1.3% to $85.9 million from $84.8 million in the same year-ago period as higher shipments more than offset lower average selling prices. Shipments for the quarter increased 5.5% while average selling prices decreased 4.0%. The increase in shipments was primarily due to modest improvement in construction activity and demand for our products during the period.  The decrease in average selling prices was driven by lower raw material costs and competitive pricing pressures. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit for the first quarter of 2013 increased 84.4% to $8.6 million, or 10.0% of net sales, from $4.7 million, or 5.5% of net sales, in the same year-ago period. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs relative to the prior year quarter together with higher shipments and lower unit conversion costs.  Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of 2013 increased 5.4% to $4.8 million, or 5.6% of net sales from $4.6 million, or 5.4% of net sales in the same year-ago period primarily due to the relative year-over-year change in the cash surrender value of life insurance policies ($315,000) and higher compensation expense ($167,000), partially offset by lower bad debt expense ($153,000). The cash surrender value of life insurance policies decreased $30,000 during the current year quarter compared to an increase of $285,000 in the prior year quarter due to the related changes in the value of the underlying investments. The increase in compensation expense was primarily due to higher incentive plan expense.

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in the first quarter of 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges for the first quarter of 2012 were $599,000 which consisted of $511,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Interest Expense

Interest expense for the first quarter of 2013 decreased 71.5% to $72,000 from $253,000 in the same year-ago period primarily due to the reduction in debt outstanding and the lower interest rate on borrowings on the revolving credit facility in the current year quarter relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding through most of the prior year quarter.

Income Taxes

The effective income tax rate for the first quarter of 2013 decreased to 34.7% from 37.9% in the same year-ago period primarily due to an increase in permanent differences resulting from higher tax benefits attributable to domestic production activities.

Net Earnings (Loss)

Net earnings for the first quarter of 2013 were $2.4 million, or $0.13 per diluted share, compared to a net loss of $180,000, or $0.01 per share, in the same year-ago period primarily due to the increase in gross profit together with the restructuring charges incurred in connection with the Ivy Acquisition in the prior year quarter partially offset by the prior year gain on the early extinguishment of debt.

Liquidity and Capital Resources

Selected Financial Data
(Dollars in thousands)

	Three Months Ended
	December 29, 2012	December 31, 2011
Net cash provided by (used for) operating activities	$23,473	$(729)
Net cash used for investing activities	(2,024)	(1,404)
Net cash provided by (used for) financing activities	(16,644)	2,133

Net working capital	65,149	79,631
Total debt	-	16,383
Percentage of total capital	-	10.0%
Shareholders' equity	$147,345	$148,140
Percentage of total capital	100.0%	90.0%
Total capital (total debt + shareholders' equity)	$147,345	$164,523

Operating Activities

Operating activities provided $23.5 million of cash during the first quarter of 2013 due to the increase in net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses.  Net working capital provided $17.0 million of cash due to a $9.5 million decrease in inventories, a $6.9 million decrease in accounts receivable and a $0.6 million increase in accounts payable and accrued expenses. The reduction in inventories was largely driven by lower raw material purchases and unit costs. The decrease in accounts receivable was primarily due to the usual seasonal downturn in sales.

Operating activities used $0.7 million during the same period last year due to an increase in net working capital, which was partially offset by non-cash items added back to the net loss. Net working capital used $2.9 million of cash due to an $11.7 million decrease in accounts payable and accrued expenses, which was partially offset by a $5.8 million decrease in accounts receivable and a $3.0 million decrease in inventories. The reductions in accounts payable and accrued expenses and inventories were largely driven by lower raw material purchases and unit costs. The decrease in receivables was primarily due to the usual seasonal downturn in sales.

We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $2.0 million of cash during the first quarter of 2013 compared to $1.4 million during the same period last year. Capital expenditures for the first quarter of 2013 were $2.6 million compared to $1.0 million in the same year-ago period and are not expected to exceed $12.0 million during fiscal 2013. Our investing activities are largely discretionary, providing us with the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $16.6 million of cash during the first quarter of 2013 while providing $2.1 million during the same period last year. Net repayments of borrowings on our revolving credit facility used $11.5 million of cash during the current year quarter and cash dividends totaling $5.0 million were paid, including a special cash dividend of $4.5 million ($0.25 per share) and a regular cash dividend of $0.5 million ($0.03 per share).  While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures in June 2016. As of December 29, 2012, no borrowings were outstanding on the Credit Facility, $66.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million.

As part of the consideration for the Ivy Acquisition, on November 19, 2010 we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, we prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) for the first quarter of fiscal 2012.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2012, our ability to fully recover higher wire rod was mitigated by competitive pricing pressures resulting from the ongoing weakness in demand.  During the first quarter of 2013, inflation did not have a material impact on our sales or earnings. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Except with respect to a decrease in borrowings on the revolving credit facility (See Note 8 to the consolidated financial statements), there have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of September 29, 2012 other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 29, 2012 for further information regarding our critical accounting policies and estimates. As of December 29, 2012, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 29, 2012.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended September 29, 2012, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2013, our visibility remains limited due to the continued uncertainty regarding the prospects for a recovery in the economy and employment market, the availability of financing in the credit markets and the increased volatility in raw material costs. Conditions in our construction end-markets appear to be improving following the steep decline in demand that we have experienced in recent years. We believe, however, that construction activity is likely to continue trending at depressed levels pending a more substantive upturn in the economy.

In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect the contributions from the Ivy Acquisition to increase during the remainder of the year through the realization of additional operational synergies and the anticipated benefits from the reconfiguration of our combined welded wire reinforcement operations, which was completed last year. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to evaluate further potential acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2013, a 10% increase in the price of steel wire rod would have resulted in a $5.7 million decrease in our pre-tax earnings for the quarter ended December 29, 2012 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of December 29, 2012, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 29, 2012.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 29, 2012. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 29, 2012, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 29, 2012, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “New Authorization”). Under the New Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of December 29, 2012, there was $24.8 million remaining available for future share repurchases under this authorization. We did not repurchase any of our common stock during the three-month period ended December 29, 2012.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 29, 2012 and December 31, 2011, (ii) the Consolidated Balance Sheets as of December 29, 2012 and September 29, 2012, (iii) the Consolidated Statements of Cash Flows for the three months ended December 29, 2012 and December 31, 2011, (iv) the Consolidated Statements of Shareholders’ Equity as of December 29, 2012 and September 29, 2012, and (v) the Notes to Consolidated Financial Statements.

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

INSTEEL INDUSTRIES, INC Registrant

Date: January 18, 2013	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 29, 2012 and December 31, 2011, (ii) the Consolidated Balance Sheets as of December 29, 2012 and September 29, 2012, (iii) the Consolidated Statements of Cash Flows for the three months ended December 29, 2012 and December 31, 2011, (iv) the Consolidated Statements of Shareholders’ Equity as of December 29, 2012 and September 29, 2012, and (v) the Notes to Consolidated Financial Statements.

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