Form 10-Q
period 2013-03-30
INSTEEL INDUSTRIES INC
filed 2013-04-18
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of April 17, 2013 was 18,020,472.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net sales	$82,873	$87,029	$168,760	$171,840
Cost of sales	71,822	81,535	149,116	161,687
Gross profit	11,051	5,494	19,644	10,153
Selling, general and administrative expense	5,245	4,906	10,087	9,498
Gain on early extinguishment of debt	-	-	-	(425)
Restructuring charges, net	-	203	-	802
Other income, net	(85)	(144)	(85)	(214)
Interest expense	53	119	125	372
Interest income	(2)	(2)	(2)	(2)
Earnings before income taxes	5,840	412	9,519	122
Income taxes	2,126	150	3,403	40
Net earnings	$3,714	$262	$6,116	$82

Net earnings per share:
Basic	$0.21	$0.01	$0.34	$-
Diluted	0.20	0.01	0.34	-

Weighted average shares outstanding:
Basic	17,846	17,649	17,785	17,630
Diluted	18,286	18,038	18,187	17,986

Cash dividends declared per share	$0.03	$0.03	$0.31	$0.06

Comprehensive income	$3,714	$262	$6,116	$82

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) March 30, 2013	(Audited) September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$7,903	$10
Accounts receivable, net	33,586	42,138
Inventories, net	66,215	65,774
Other current assets	4,906	7,146
Total current assets	112,610	115,068
Property, plant and equipment, net	86,944	87,716
Other assets	6,385	5,768
Total assets	$205,939	$208,552

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,728	$30,126
Accrued expenses	5,709	5,877
Total current liabilities	39,437	36,003
Long-term debt	-	11,475
Other liabilities	12,982	11,574
Commitments and contingencies
Shareholders' equity:
Common stock	18,021	17,717
Additional paid-in capital	53,489	50,379
Retained earnings	84,451	83,845
Accumulated other comprehensive loss	(2,441)	(2,441)
Total shareholders' equity	153,520	149,500
Total liabilities and shareholders' equity	$205,939	$208,552

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 30, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net earnings	$6,116	$82
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,739	4,835
Amortization of capitalized financing costs	51	45
Stock-based compensation expense	1,093	1,126
Gain on early extinguishment of debt	-	(425)
Asset impairment charges	-	(11)
Deferred income taxes	2,913	39
Excess tax benefits from stock-based compensation	(331)	(131)
Gain on sale of property, plant and equipment	(67)	(74)
Gain from life insurance proceeds	(45)	-
Increase in cash surrender value of life insurance policies over premiums paid	(291)	(737)
Net changes in assets and liabilities:
Accounts receivable, net	8,552	5,447
Inventories	(441)	7,149
Accounts payable and accrued expenses	3,803	(6,819)
Other changes	(13)	1,058
Total adjustments	19,963	11,502
Net cash provided by operating activities	26,079	11,584

Cash Flows From Investing Activities:
Capital expenditures	(3,724)	(4,005)
Proceeds from life insurance claims	505	-
Increase in cash surrender value of life insurance policies	(26)	(427)
Proceeds from surrender of life insurance policies	3	16
Proceeds from sale of property, plant and equipment	100	96
Net cash used for investing activities	(3,142)	(4,320)

Cash Flows From Financing Activities:
Proceeds from long-term debt	4,385	51,894
Principal payments on long-term debt	(15,860)	(57,625)
Cash dividends paid	(5,510)	(1,059)
Cash received from exercise of stock options	2,257	2
Excess tax benefits from stock-based compensation	331	131
Financing costs	-	(161)
Other	(647)	(223)
Net cash used for financing activities	(15,044)	(7,041)

Net increase in cash and cash equivalents	7,893	223
Cash and cash equivalents at beginning of period	10	10
Cash and cash equivalents at end of period	$7,903	$233

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$20	$618
Income taxes, net	721	73
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	276	97
Restricted stock surrendered for withholding taxes payable	267	263

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 29, 2012	17,717	$17,717	$50,379	$83,845	$(2,441)	$149,500

Net income				6,116		6,116
Stock options exercised	254	254	2,003			2,257
Vesting of restricted stock units	50	50	(50)			-
Compensation expense associated with stock-based plans			1,093			1,093
Excess tax benefits from stock-based compensation			331			331
Restricted stock surrendered for withholding taxes payable			(267)			(267)
Cash dividends declared				(5,510)		(5,510)
Balance at March 30, 2013	18,021	$18,021	$53,489	$84,451	$(2,441)	$153,520

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013 or future periods.

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

Current Adoptions

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the previous guidance that allowed for the presentation of other comprehensive income as part of the statement of shareholders’ equity. The update allows two options for the presentation of comprehensive income: (1) a single statement of comprehensive income, which includes all components of net income and other comprehensive income; or (2) a statement of income followed immediately by a statement of comprehensive income, which includes summarized net income and all components of other comprehensive income. Additionally, the update requires the presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the statement of income and the statement of comprehensive income. The amendments in this update are effective retrospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU No. 2011-05 in the first quarter of fiscal 2013 and chose to present a single statement of comprehensive income. The adoption of ASU 2011-05 did not impact the Company’s consolidated financial statements except for the change in presentation.

Recently Issued

In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. This update is effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

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

Following is a summary of the restructuring activities and associated costs that were incurred during the three- and six-month periods ended March 31, 2012:

	Severance	Asset
(In thousands)	and other	impairment	Facility	Equipment
	employee costs	charges	closure costs	relocation costs	Total
Liability as of October 1, 2011	$65	$-	$77	$112	$254
Restructuring charges	(40)	(11)	139	511	599
Cash payments	(25)	-	(216)	(456)	(697)
Non-cash charges	-	11	-	-	11
Liability as of December 31, 2011	$-	$-	$-	$167	$167
Restructuring charges	-	-	-	203	203
Cash payments	-	-	-	(208)	(208)
Liability as of March 31, 2012	$-	$-	$-	$162	$162

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

As of March 30, 2013 and September 29, 2012, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at March 30, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$7,375	$7,375	$-

Other assets:
Cash surrender value of life insurance policies	5,813	-	5,813
Total	$13,188	$7,375	$5,813

(In thousands)	Total at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$5,146	$-	$5,146
Total	$5,146	$-	$5,146

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

As of March 30, 2013 and September 29, 2012, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. As of September 29, 2012, the carrying amount of long-term debt outstanding under the Company’s revolving credit facility approximated its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

(5) Stock-Based Compensation

 Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 21, 2012, the Company’s 2005 Equity Incentive Plan was amended to increase the number of shares available for future grants by 900,000 shares. As of March 30, 2013, there were 683,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and six-month periods ended March 30, 2013 and March 31, 2012 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Stock options:
Compensation expense	$347	$319	$486	$448
Excess tax benefits	(295)	(126)	(331)	(131)

As of March 30, 2013, the remaining unamortized compensation cost related to unvested stock option awards was $623,000, which is expected to be recognized over a weighted average period of 1.39 years.

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

The estimated fair value of stock options granted during the three- and six-month periods ended March 30, 2013 and March 31, 2012 was $7.17 and $6.06, respectively, based on the following assumptions:

	Six Months Ended
	March 30, 2013	March 31, 2012
Risk-free interest rate	1.25%	1.18%
Dividend yield	0.74%	0.92%
Expected volatility	48.15%	54.67%
Expected term (in years)	6.47	5.75

The following table summarizes stock option activity for the six-month period ended March 30, 2013:

	Options	Exercise Price Per Share				Contractual Term -	Aggregate Intrinsic
	Outstanding (in thousands)	Range			Weighted Average	Weighted Average (years)	Value (in thousands)
Outstanding at September 29, 2012	1,160	$0.36	-	$20.27	$11.09
Granted	65	16.45	-	16.45	16.45
Exercised	(254)	0.36	-	12.43	8.89		$1,799
Outstanding at March 30, 2013	971	5.43	-	20.27	12.02	6.76	4,446

Vested and anticipated to vest in the future at March 30, 2013	965				12.01	6.75	4,422

Exercisable at March 30, 2013	632				12.03	5.61	2,970

Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and compensation expense for the three- and six-month periods ended March 30, 2013 and March 31, 2012 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Restricted stock unit grants:
Units	43	54	43	54
Market value	$703	$703	$703	$703
Compensation expense	433	438	607	678

As of March 30, 2013, the remaining unrecognized compensation cost related to unvested RSUs was $1.1 million, which is expected to be recognized over a weighted average vesting period of 1.55 years.

The following table summarizes RSU activity during the six-month period ended March 30, 2013:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, September 29, 2012	293	$10.74
Granted	43	16.45
Forfeited	(5)	10.72
Released	(67)	10.40
Balance, March 30, 2013	264	11.75

(6) Income Taxes

 Effective income tax rate. The Company’s effective income tax rate was 35.7% for the six-month period ended March 30, 2013 compared with 32.8% for the six-month period ended March 31, 2012.  The year-over-year increase in the effective rate was primarily due to changes in permanent book versus tax differences.  The effective income tax rates for both periods were based upon the estimated effective income tax rate applicable for the entire fiscal year after giving effect to any significant items related specifically to interim periods.

 Deferred income taxes. As of March 30, 2013, the Company has recorded a current deferred tax asset (net of valuation allowance) of $2.1 million in other current assets and a non-current deferred tax liability of $5.2 million in other liabilities on its consolidated balance sheet. The deferred tax asset primarily relates to pre-tax losses that were incurred in prior fiscal years. The Company has $27.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2016, but principally expire between 2016 and 2032, and $5.3 million of federal NOLs that expire in 2031 and 2032. The Company has also recorded $262,000 of gross deferred tax assets for various state tax credits that begin to expire in 2014, but principally expire between 2014 and 2019.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. The Company recorded a valuation allowance of $679,000 as of March 30, 2013 and September 29, 2012 pertaining to various state NOLs and tax credits that were not expected to be utilized.

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

Uncertainty in income taxes. The Company has established contingency reserves for material, known tax exposures based on management’s judgment as to the estimated liabilities that would be incurred in connection with the resolution of these matters. As of March 30, 2013, the Company had approximately $29,000 of gross unrecognized tax benefits classified in accrued expenses, of which $28,000, if recognized, would reduce its income tax expense in future periods. The Company anticipates the gross unrecognized tax benefits of $28,000 will be resolved during the next twelve months and otherwise does not expect its unrecognized tax benefits to change significantly over that time.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 30, 2013, the Company had $38,000 of accrued interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and certain state tax returns filed by the Company subsequent to fiscal year 2007 remain subject to examination together with certain state tax returns subsequent to fiscal year 2003.  The Company’s 2011 fiscal year federal income tax return is currently under examination by the U.S. Internal Revenue Service (“IRS”).

(7) Employee Benefit Plans

 Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $49,000 and $91,000 to the Delaware Plan during the three- and six-month periods ended March 30, 2013, respectively, and expects to contribute an additional $216,000 during the remainder of the current fiscal year.

Net periodic pension costs and related components for the Delaware Plan for the three- and six-month periods ended March 30, 2013 and March 31, 2012 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest cost	$32	$37	$64	$74
Expected return on plan assets	(36)	(34)	(72)	(68)
Recognized net actuarial loss	14	14	28	28
Net periodic pension cost	$10	$17	$20	$34

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

Net periodic benefit costs and related components for the SERPs for the three- and six-month periods ended March 30, 2013 and March 31, 2012 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$60	$50	$120	$100
Interest cost	72	71	144	142
Amortization of prior service cost	57	57	114	114
Recognized net actuarial loss	34	15	68	30
Net periodic benefit cost	$223	$193	$446	$386

(8) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 30, 2013, no borrowings were outstanding on the Credit Facility, $72.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of March 30, 2013, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of March 30, 2013, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $25,000 and $24,000 for the three-month periods ended March 30, 2013 and March 31, 2012, respectively, and $51,000 and $45,000 for the six-month periods ended March 30, 2013 and March 31, 2012, respectively. Accumulated amortization of capitalized financing costs was $4.2 million as of March 30, 2013 and September 29, 2012.

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statements of operations and comprehensive income for the six-month period ended March 31, 2012.

(9) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three- and six-month periods ended March 30, 2013 and March 31, 2012 are as follows:

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net earnings available to common shareholders	$3,714	$262	$6,116	$82

Basic weighted average shares outstanding	17,846	17,649	17,785	17,630
Dilutive effect of stock-based compensation	440	389	402	356
Diluted weighted average shares outstanding	18,286	18,038	18,187	17,986

Per share basic:
Net earnings	$0.21	$0.01	$0.34	$-

Per share diluted:
Net earnings	$0.20	$0.01	$0.34	$-

Options and RSUs representing 283,000 and 340,000 shares for the three-month periods ended March 30, 2013 and March 31, 2012, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options and RSUs representing 351,000 and 481,000 shares for the six-month periods ended March 30, 2013 and March 31, 2012, respectively, were antidilutive and were not included in the diluted earnings per share calculation.

(10) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “New Authorization”). Under the New Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of March 30, 2013, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended March 30, 2013 and March 31, 2012.

(11) Other Financial Data

Balance sheet information:

(In thousands)	March 30, 2013	September 29, 2012
Accounts receivable, net:
Accounts receivable	$34,432	$43,261
Less allowance for doubtful accounts	(846)	(1,123)
Total	$33,586	$42,138

Inventories, net:
Raw materials	$32,047	$38,911
Work in process	3,226	3,634
Finished goods	30,942	23,229
Total	$66,215	$65,774

Other current assets:
Current deferred tax asset	$2,139	$3,958
Prepaid insurance	1,461	1,755
Other	1,306	1,433
Total	$4,906	$7,146

Other assets:
Cash surrender value of life insurance policies, net of loans of $30 and $486	$5,813	$5,146
Capitalized financing costs, net	223	274
Other	349	348
Total	$6,385	$5,768

Property, plant and equipment, net:
Land and land improvements	$9,175	$9,131
Buildings	41,985	41,585
Machinery and equipment	125,959	121,321
Construction in progress	3,527	5,270
	180,646	177,307
Less accumulated depreciation	(93,702)	(89,591)
Total	$86,944	$87,716

Accrued expenses:
Salaries, wages and related expenses	$2,231	$1,342
Pension plan	1,371	1,442
Customer rebates	652	716
Property taxes	392	1,233
Workers' compensation	308	327
Interest	34	29
Other	721	788
Total	$5,709	$5,877

Other liabilities:
Deferred compensation	$7,801	$7,487
Deferred income taxes	5,181	4,087
Total	$12,982	$11,574

(12) Business Segment Information

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

•	general economic and competitive conditions in the markets in which we operate;

•	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

•	the continuation of reduced spending for nonresidential and residential construction and the impact on demand for our products;

•	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

•	the cyclical nature of the steel and building material industries;

•	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

•	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

•	changes in United States or foreign trade policy affecting imports or exports of steel wire rod or our products;

•	unanticipated changes in customer demand, order patterns and inventory levels;

•	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

•	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

•	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	continued escalation in certain of our operating costs; and

•	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 29, 2012 and in other filings that we make with the SEC.

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

On November 19, 2010, we, through our wholly-owned subsidiary, Insteel Wire Products Company, purchased certain of the assets and assumed certain of the liabilities of Ivy Steel and Wire, Inc. (“Ivy”) for a final adjusted purchase price of $50.3 million (the “Ivy Acquisition”). Ivy was one of the nation’s largest producers of welded wire reinforcement and wire products for concrete construction applications. Among other assets, we acquired certain of Ivy’s inventories and its production facilities located in Arizona, Florida, Missouri and Pennsylvania, in addition to the production equipment located at a leased facility in Texas. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our welded wire reinforcement operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 30, 2013	Change	March 31, 2012	March 30, 2013	Change	March 31, 2012

Net sales	$82,873	(4.8%)	$87,029	$168,760	(1.8%)	$171,840
Gross profit	11,051	101.1%	5,494	19,644	93.5%	10,153
Percentage of net sales	13.3%		6.3%	11.6%		5.9%
Selling, general and administrative expense	$5,245	6.9%	$4,906	$10,087	6.2%	$9,498
Percentage of net sales	6.3%		5.6%	6.0%		5.5%
Gain on early extinguishment of debt	$-	-	$-	$-	N/M	$(425)
Restructuring charges, net	-	(100.0%)	203	-	(100.0%)	802
Interest expense	53	(55.5%)	119	125	(66.4%)	372
Interest income	(2)	-	(2)	(2)	-	(2)
Effective income tax rate	36.4%		36.4%	35.7%		32.8%
Net earnings	$3,714	N/M	$262	$6,116	N/M	$82

"N/M" = not meaningful

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

Net Sales

Net sales for the second quarter of 2013 decreased 4.8% to $82.9 million from $87.0 million in the same year-ago period.  Shipments for the quarter decreased 1.5% while average selling prices declined 3.4% from the prior year levels. The decrease in shipments was primarily due to adverse weather conditions in most of our markets during the current year quarter. The decrease in average selling prices was driven by competitive pricing pressures.  Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit for the second quarter of 2013 increased 101.1% to $11.1 million, or 13.3% of net sales, from $5.5 million, or 6.3% of net sales, in the same year-ago period.  The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs relative to the prior year quarter.  Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the second quarter of 2013 increased 6.9% to $5.2 million, or 6.3% of net sales, from $4.9 million, or 5.6% of net sales, in the same year-ago period primarily due to higher compensation expense ($618,000) partially offset by lower bad debt expense ($267,000).  The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year.

Restructuring Charges, Net

Net restructuring charges for the second quarter of 2012 were $203,000 which related to equipment relocation costs.

Interest Expense

Interest expense for the second quarter of 2013 decreased 55.5% to $53,000 from $119,000 in the same year-ago period primarily due to the reduction in debt outstanding.

Income Taxes

The effective income tax rate for the second quarter of 2013 was unchanged from the same year-ago period at 36.4%.

Net Earnings

Net earnings for the second quarter of 2013 were $3.7 million, or $0.20 per diluted share, compared to $262,000, or $0.01 per share, in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

First Half of Fiscal 2013 Compared to First Half of Fiscal 2012

Net Sales

Net sales for the first half of 2013 decreased 1.8% to $168.8 million from $171.8 million in the same year-ago period.  Shipments for the period increased 2.0% and average selling prices for the period decreased 3.7% from the prior year levels. The increase in shipments was primarily due to modest improvement in construction activity and demand for our products during the period.  The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit for the first half of 2013 was $19.6 million, or 11.6% of net sales, compared to $10.2 million, or 5.9% of net sales, in the same year-ago period.  The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs relative to the prior year period together with higher shipments and lower unit conversion costs.  Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense for the first half of 2013 increased 6.2% to $10.1 million, or 6.0% of net sales, from $9.5 million, or 5.5% of net sales, in the same year-ago period primarily due to increases in compensation expense ($785,000) and employee benefit costs ($117,000) together with the relative year-over-year change in the cash surrender value of life insurance policies ($405,000), partially offset by lower bad debt expense ($420,000).  The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year. The cash surrender value of life insurance policies increased $291,000 in the current year period compared to $696,000 in the prior year period due to the related changes in the value of the underlying investments.

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in the first half of 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges for the first half of 2012 were $802,000 which included $714,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions.  The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities.  The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Interest Expense

Interest expense for the first half of 2013 decreased 66.4% to $125,000 from $372,000 in the same year-ago period primarily due to the reduction in debt outstanding and the lower interest rate on borrowings on the revolving credit facility in the current year period relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in the prior year period prior to its prepayment in December 2011.

Income Taxes

Our effective income tax rate for the first half of 2013 increased to 35.7% from 32.8% in the prior year period due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first half of 2013 were $6.1 million, or $0.34 per share, compared to $82,000, or essentially breakeven on a per share basis, in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data
(Dollars in thousands)

	Six Months Ended
	March 30, 2013	March 31, 2012
Net cash provided by operating activities	$26,079	$11,584
Net cash used for investing activities	(3,142)	(4,320)
Net cash used for financing activities	(15,044)	(7,041)

Net working capital	73,173	71,829
Total debt	-	8,000
Percentage of total capital	-	5.1%
Shareholders' equity	$153,520	$148,493
Percentage of total capital	100.0%	94.9%
Total capital (total debt + shareholders' equity)	$153,520	$156,493

Operating Activities

Operating activities provided $26.1 million of cash during the first half of 2013 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses.  Net working capital provided $11.9 million of cash due to a $8.5 million decrease in accounts receivable and a $3.8 million increase in accounts payable and accrued expenses partially offset by a $0.4 million increase in inventories.  The decrease in accounts receivable was primarily related to the usual seasonal downturn in sales. The increase in accounts payable and accrued expenses was due to higher raw material purchases and changes in the mix of vendor payments and related terms.

Operating activities provided $11.6 million during the same period last year primarily due to an increase in net working capital together with net earnings adjusted for non-cash items.  Net working capital provided $5.8 million of cash due to a $5.4 million decrease in accounts receivable related to the usual seasonal downturn in sales and a $7.1 million decrease in inventories resulting from lower raw material purchases, which was partially offset by a $6.8 million decrease in accounts payable and accrued expenses also related to lower raw material purchases.

We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements.  While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $3.1 million of cash during the first half of 2013 compared to $4.3 million during the same period last year.  Capital expenditures for the first half of 2013 were $3.7 million compared to $4.0 million in the same year-ago period and are not expected to exceed $12.0 million during fiscal 2013.  Our investing activities are largely discretionary, providing us with the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $15.0 million of cash during the first half of 2013 compared to $7.0 million during the same period last year.  Net repayments of borrowings on our revolving credit facility used $11.5 million of cash during the current year and cash dividends totaling $5.5 million were paid, including a special cash dividend of $4.5 million ($0.25 per share) and regular cash dividends totaling $1.0 million ($0.06 per share).  These uses of cash were partially offset by $2.3 million of proceeds from the exercise of stock options during the current year period.  While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures in June 2016. As of March 30, 2013, no borrowings were outstanding on the Credit Facility, $72.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.

As part of the consideration for the Ivy Acquisition, on November 19, 2010 we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, we prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statements of operations and comprehensive income for the first half of fiscal 2012.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2012, our ability to fully recover higher wire rod costs was mitigated by competitive pricing pressures resulting from the ongoing weakness in demand.  Inflation did not have a material impact on our sales or earnings during the second fiscal quarter of 2013. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 29, 2012 for further information regarding our critical accounting policies and estimates. As of March 30, 2013, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 29, 2012.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended September 29, 2012, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2013, our visibility remains limited due to the continued uncertainty regarding the prospects for a recovery in the economy and employment market, the availability of financing in the credit markets and the volatility in raw material costs. Conditions in our construction end-markets appear to be improving following the steep decline in demand that we have experienced in recent years. We believe, however, that construction activity is likely to continue trending at depressed levels pending a more substantive upturn in the economy.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first six months of 2013, a 10% increase in the price of steel wire rod would have resulted in a $11.0 million decrease in our pre-tax earnings for the six months ended March 30, 2013 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of March 30, 2013, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 30, 2013.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 30, 2013. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended March 30, 2013, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 29, 2012, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “New Authorization”). Under the New Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of March 30, 2013, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended March 30, 2013 and March 31, 2012.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 30, 2013 and March 31, 2012, (ii) the Consolidated Balance Sheets as of March 30, 2013 and September 29, 2012, (iii) the Consolidated Statements of Cash Flows for the six months ended March 30, 2013 and March 31, 2012, (iv) the Consolidated Statements of Shareholders’ Equity as of March 30, 2013 and September 29, 2012, and (v) the Notes to Consolidated Financial Statements.

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

INSTEEL INDUSTRIES, INC.
Registrant

Date: April 18, 2013	By:	/s/	Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 30, 2013 and March 31, 2012, (ii) the Consolidated Balance Sheets as of March 30, 2013 and September 29, 2012, (iii) the Consolidated Statements of Cash Flows for the six months ended March 30, 2013 and March 31, 2012, (iv) the Consolidated Statements of Shareholders’ Equity as of March 30, 2013 and September 29, 2012, and (v) the Notes to Consolidated Financial Statements.

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