Form 10-Q
period 2013-06-29
INSTEEL INDUSTRIES INC
filed 2013-07-18
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2013

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

The number of shares outstanding of the registrant’s common stock as of July 17, 2013 was 18,132,060.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$96,946	$93,598	$265,706	$265,438
Cost of sales	86,036	87,194	235,152	248,881
Gross profit	10,910	6,404	30,554	16,557
Selling, general and administrative expense	5,373	4,835	15,460	14,333
Gain on early extinguishment of debt	-	-	-	(425)
Restructuring charges, net	-	30	-	832
Other expense (income), net	415	-	330	(214)
Interest expense	57	102	182	474
Interest income	(11)	(18)	(13)	(20)
Earnings before income taxes	5,076	1,455	14,595	1,577
Income taxes	1,802	561	5,205	601
Net earnings	$3,274	$894	$9,390	$976

Net earnings per share:
Basic	$0.18	$0.05	$0.53	$0.06
Diluted	0.18	0.05	0.51	0.05

Weighted average shares outstanding:
Basic	18,066	17,690	17,879	17,650
Diluted	18,497	17,993	18,290	17,989

Cash dividends declared per share	$0.03	$0.03	$0.34	$0.09

Comprehensive income	$3,274	$894	$9,390	$976

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) June 29, 2013	(Audited) September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$12,084	$10
Accounts receivable, net	37,387	42,138
Inventories, net	68,552	65,774
Other current assets	4,996	7,146
Total current assets	123,019	115,068
Property, plant and equipment, net	84,955	87,716
Other assets	8,208	5,768
Total assets	$216,182	$208,552

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,019	$30,126
Accrued expenses	6,904	5,877
Total current liabilities	44,923	36,003
Long-term debt	-	11,475
Other liabilities	13,410	11,574
Commitments and contingencies
Shareholders' equity:
Common stock	18,132	17,717
Additional paid-in capital	54,976	50,379
Retained earnings	87,182	83,845
Accumulated other comprehensive loss	(2,441)	(2,441)
Total shareholders' equity	157,849	149,500
Total liabilities and shareholders' equity	$216,182	$208,552

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 29, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net earnings	$9,390	$976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,263	7,295
Amortization of capitalized financing costs	77	70
Stock-based compensation expense	1,454	1,464
Gain on early extinguishment of debt	-	(425)
Asset impairment charges	-	(11)
Deferred income taxes	3,176	565
Excess tax benefits from stock-based compensation	(445)	(120)
Loss (gain) on sale of property, plant and equipment	346	(74)
Gain from life insurance proceeds	(45)	-
Increase in cash surrender value of life insurance policies over premiums paid	(293)	(570)
Net changes in assets and liabilities:
Accounts receivable, net	4,751	1,257
Inventories	(2,778)	(1,014)
Accounts payable and accrued expenses	9,340	(7,907)
Other changes	(173)	228
Total adjustments	22,673	758
Net cash provided by operating activities	32,063	1,734

Cash Flows From Investing Activities:
Capital expenditures	(4,378)	(4,361)
Acquisition of intangible asset	(1,887)	-
Proceeds from life insurance claims	577	-
Increase in cash surrender value of life insurance policies	(54)	(456)
Proceeds from surrender of life insurance policies	3	16
Proceeds from sale of property, plant and equipment	100	96
Net cash used for investing activities	(5,639)	(4,705)

Cash Flows From Financing Activities:
Proceeds from long-term debt	4,501	79,679
Principal payments on long-term debt	(15,976)	(74,795)
Cash dividends paid	(6,053)	(1,590)
Cash received from exercise of stock options	3,380	2
Excess tax benefits from stock-based compensation	445	120
Financing costs	-	(161)
Other	(647)	(284)
Net cash provided by (used for) financing activities	(14,350)	2,971

Net increase in cash and cash equivalents	12,074	-
Cash and cash equivalents at beginning of period	10	10
Cash and cash equivalents at end of period	$12,084	$10

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$20	$687
Income taxes, net	1,423	171
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	502	398
Restricted stock surrendered for withholding taxes payable	267	324

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 29, 2012	17,717	$17,717	$50,379	$83,845	$(2,441)	$149,500

Net income				9,390		9,390
Stock options exercised	365	365	3,015			3,380
Vesting of restricted stock units	50	50	(50)			-
Compensation expense associated with stock-based plans			1,454			1,454
Excess tax benefits from stock-based compensation			445			445
Restricted stock surrendered for withholding taxes payable			(267)			(267)
Cash dividends declared				(6,053)		(6,053)
Balance at June 29, 2013	18,132	$18,132	$54,976	$87,182	$(2,441)	$157,849

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the nine-month period ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013 or future periods.

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

Following is a summary of the restructuring activities and associated costs that were incurred during the three- and nine-month periods ended June 30, 2012:

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

During the nine-month period ended June 30, 2012, all of the remaining severance liabilities were satisfied and the final proceeds were received from the sale of previously impaired machinery and equipment, which have been included within asset impairment charges.

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

As of June 29, 2013 and September 29, 2012, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at June 29, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$13,296	$13,296	$-

Other assets:
Cash surrender value of life insurance policies	5,843	-	5,843
Total	$19,139	$13,296	$5,843

(In thousands)	Total at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$5,146	$-	$5,146
Total	$5,146	$-	$5,146

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

As of June 29, 2013 and September 29, 2012, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. As of September 29, 2012, the carrying amount of long-term debt outstanding under the Company’s revolving credit facility approximated its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

(5) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 21, 2012, the Company’s 2005 Equity Incentive Plan was amended to increase the number of shares available for future grants by 900,000 shares. As of June 29, 2013, there were 683,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock options:
Compensation expense	$148	$132	$634	$580
Excess tax deficiencies (benefits)	(114)	11	(445)	(120)

As of June 29, 2013, the remaining unamortized compensation cost related to unvested stock option awards was $475,000, which is expected to be recognized over a weighted average period of 1.25 years.

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

The estimated fair value of stock options granted during the nine-month periods ended June 29, 2013 and June 30, 2012 was $7.17 and $6.06, respectively, based on the following assumptions:

	Nine Months Ended
	June 29, 2013	June 30, 2012
Risk-free interest rate	1.25%	1.18%
Dividend yield	0.74%	0.92%
Expected volatility	48.15%	54.67%
Expected term (in years)	6.47	5.75

The following table summarizes stock option activity for the nine-month period ended June 29, 2013:

							Aggregate
	Options	Exercise Price Per Share				Contractual	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average (years)	(in thousands)
Outstanding at September 29, 2012	1,160	$0.36	-	$20.27	$11.09
Granted	65	16.45	-	16.45	16.45
Exercised	(365)	0.36	-	12.43	9.25		$2,691
Outstanding at June 29, 2013	860	5.43	-	20.27	12.27	6.61	4,657

Vested and anticipated to vest in the future at June 29, 2013	853				12.27	6.60	4,627

Exercisable at June 29, 2013	520				12.45	5.28	2,783

Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and compensation expense for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Restricted stock unit grants:
Units	-	-	43	54
Market value	$-	$-	$703	$703
Compensation expense	213	206	820	884

As of June 29, 2013, the remaining unrecognized compensation cost related to unvested RSUs was $850,000, which is expected to be recognized over a weighted average vesting period of 1.38 years.

The following table summarizes RSU activity during the nine-month period ended June 29, 2013:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, September 29, 2012	293	$10.74
Granted	43	16.45
Forfeited	(5)	10.72
Released	(67)	10.40
Balance, June 29, 2013	264	11.75

(6) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 35.7% for the nine-month period ended June 29, 2013 compared with 38.1% for the nine-month period ended June 30, 2012. The year-over-year decrease in the effective rate was primarily due to changes in permanent book versus tax differences. The effective income tax rates for both periods were based upon the estimated effective income tax rate applicable for the entire fiscal year after giving effect to any significant items related specifically to interim periods.

Deferred income taxes. As of June 29, 2013, the Company has recorded a current deferred tax asset (net of valuation allowance) of $2.1 million in other current assets and a non-current deferred tax liability of $5.4 million in other liabilities on its consolidated balance sheet. The deferred tax asset primarily relates to pre-tax losses that were incurred in prior fiscal years. The Company has $27.8 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2016, but principally expire between 2016 and 2032, and $5.3 million of federal NOLs that expire in 2031 and 2032. The Company has also recorded $262,000 of gross deferred tax assets for various state tax credits that begin to expire in 2014, but principally expire between 2014 and 2019.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. The Company recorded a valuation allowance of $696,000 and $679,000 as of June 29, 2013 and September 29, 2012, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized.

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

Uncertainty in income taxes. Based on management’s judgment, as June 29, 2013, the Company has no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

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

(7) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $166,000 and $258,000 to the Delaware Plan during the three- and nine-month periods ended June 29, 2013, respectively, and expects to contribute an additional $49,000 during the remainder of the current fiscal year.

Net periodic pension costs and related components for the Delaware Plan for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest cost	$32	$35	$96	$109
Expected return on plan assets	(36)	(32)	(108)	(100)
Recognized net actuarial loss	14	9	42	37
Net periodic pension cost	$10	$12	$30	$46

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

Net periodic benefit costs and related components for the SERPs for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$60	$63	$180	$163
Interest cost	72	84	216	226
Amortization of prior service cost	57	56	171	170
Recognized net actuarial loss	34	38	102	68
Net periodic benefit cost	$223	$241	$669	$627

(8) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 29, 2013, no borrowings were outstanding on the Credit Facility, $77.1 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of June 29, 2013, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of June 29, 2013, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $26,000 and $25,000 for the three-month periods ended June 29, 2013 and June 30, 2012, respectively, and $77,000 and $70,000 for the nine-month periods ended June 29, 2013 and June 30, 2012, respectively. Accumulated amortization of capitalized financing costs was $4.3 million and $4.2 million as of June 29, 2013 and September 29, 2012, respectively.

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain on the early extinguishment of debt in the consolidated statements of operations and comprehensive income for the nine-month period ended June 30, 2012.

(9) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three- and nine-month periods ended June 29, 2013 and June 30, 2012 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net earnings available to common shareholders	$3,274	$894	$9,390	$976

Basic weighted average shares outstanding	18,066	17,690	17,879	17,650
Dilutive effect of stock-based compensation	431	303	411	339
Diluted weighted average shares outstanding	18,497	17,993	18,290	17,989

Per share basic:
Net earnings	$0.18	$0.05	$0.53	$0.06

Per share diluted:
Net earnings	$0.18	$0.05	$0.51	$0.05

Options and RSUs representing 93,000 and 637,000 shares for the three-month periods ended June 29, 2013 and June 30, 2012, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options and RSUs representing 265,000 and 533,000 shares for the nine-month periods ended June 29, 2013 and June 30, 2012, respectively, were antidilutive and were not included in the diluted earnings per share calculation.

(10) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “New Authorization”). Under the New Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of June 29, 2013, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and nine-month periods ended June 29, 2013 and June 30, 2012.

(11) Other Financial Data

Balance sheet information:

(In thousands)	June 29, 2013	September 29, 2012
Accounts receivable, net:
Accounts receivable	$38,248	$43,261
Less allowance for doubtful accounts	(861)	(1,123)
Total	$37,387	$42,138

Inventories, net:
Raw materials	$38,632	$38,911
Work in process	3,407	3,634
Finished goods	26,513	23,229
Total	$68,552	$65,774

Other current assets:
Current deferred tax asset	$2,141	$3,958
Prepaid insurance	1,931	1,755
Other	924	1,433
Total	$4,996	$7,146

Other assets:
Cash surrender value of life insurance policies, net of loans of $29 and $486	$5,843	$5,146
Intangible asset, net of accumulated amortization of $68 and $ -	1,819	-
Capitalized financing costs, net	197	274
Other	349	348
Total	$8,208	$5,768

Property, plant and equipment, net:
Land and land improvements	$9,175	$9,131
Buildings	42,037	41,585
Machinery and equipment	126,219	121,321
Construction in progress	3,642	5,270
	181,073	177,307
Less accumulated depreciation	(96,118)	(89,591)
Total	$84,955	$87,716

Accrued expenses:
Salaries, wages and related expenses	$2,935	$1,342
Pension plan	1,215	1,442
Property taxes	766	1,233
Customer rebates	675	716
Workers' compensation	307	327
Interest	31	29
Other	975	788
Total	$6,904	$5,877

Other liabilities:
Deferred compensation	$7,964	$7,487
Deferred income taxes	5,446	4,087
Total	$13,410	$11,574

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the continuation of reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in United States or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs; and

●	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 29, 2012 and in other filings that we make with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended				Nine Months Ended
	June 29, 2013	Change		June 30, 2012	June 29, 2013	Change		June 30, 2012

Net sales	$96,946	3.6%		$93,598	$265,706	0.1%		$265,438
Gross profit	10,910	70.4%		6,404	30,554	84.5%		16,557
Percentage of net sales	11.3%			6.8%	11.5%			6.2%
Selling, general and administrative expense	$5,373	11.1%		$4,835	$15,460	7.9%		$14,333
Percentage of net sales	5.5%			5.2%	5.8%			5.4%
Gain on early extinguishment of debt	$-	-		$-	$-	N/M		$(425)
Restructuring charges, net	-	(100.0%	)	30	-	(100.0%	)	832
Other expense (income), net	415	100.0%		-	330	N/M		(214)
Interest expense	57	(44.1%	)	102	182	(61.6%	)	474
Interest income	(11)	(38.9%	)	(18)	(13)	(35.0%	)	(20)
Effective income tax rate	35.5%			38.6%	35.7%			38.1%
Net earnings	$3,274	266.2%		$894	$9,390	862.1%		$976

Third Quarter of Fiscal 2013 Compared to Third Quarter of Fiscal 2012

Net Sales

Net sales for the third quarter of 2013 increased 3.6% to $96.9 million from $93.6 million in the same year-ago period. Shipments for the quarter increased 9.3% while average selling prices decreased 5.3% from the prior year levels. The increase in shipments was primarily due to modest improvement in market conditions and demand for our products relative to the prior year period. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit for the third quarter of 2013 increased 70.4% to $10.9 million, or 11.3% of net sales, from $6.4 million, or 6.8% of net sales, in the same year-ago period. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs relative to the prior year period together with higher shipments and lower unit conversion costs. Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the third quarter of 2013 increased 11.1% to $5.4 million, or 5.5% of net sales, from $4.8 million, or 5.2% of net sales, in the same year-ago period primarily due to higher compensation expense ($547,000). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year.

Restructuring Charges, Net

Net restructuring charges associated with the Ivy Acquisition were $30,000 for the third quarter of 2012, which related to equipment relocation costs.

Other Expense (Income)

Other expense for the third quarter of 2013 was $415,000 primarily due to a net loss on the disposal of equipment.

Interest Expense

Interest expense for the third quarter of 2013 decreased 44.1% to $57,000 from $102,000 in the same year-ago period primarily due to the reduction in debt outstanding.

Income Taxes

Our effective income tax rate for the third quarter of 2013 decreased to 35.5% from 38.6% in the same year-ago period primarily due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the third quarter of 2013 were $3.3 million, or $0.18 per share, compared to $894,000, or $0.05 per share, in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense and other expense.

First Nine Months of Fiscal 2013 Compared to First Nine Months of Fiscal 2012

Net Sales

Net sales for the first nine months of 2013 were relatively flat at $265.7 million compared with $265.4 million in the same year-ago period. Shipments for the period increased 4.6% while average selling prices decreased 4.3% from the prior year levels. The increase in shipments was primarily due to modest improvement in market conditions and demand for our products relative to the prior year period. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit for the first nine months of 2013 was $30.6 million, or 11.5% of net sales, compared to $16.6 million, or 6.2% of net sales, in the same year-ago period. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs relative to the prior year period together with higher shipments and lower unit conversion costs. Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2013 increased 7.9% to $15.5 million, or 5.8% of net sales, from $14.3 million, or 5.4% of net sales, in the same year-ago period primarily due to increases in compensation expense ($1.3 million) together with the relative year-over-year change in the cash surrender value of life insurance policies ($237,000), partially offset by lower bad debt expense ($417,000). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year. The cash surrender value of life insurance policies increased $292,000 in the current year period compared to $529,000 in the prior year period due to the related changes in the value of the underlying investments.

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in the first nine months of 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges associated with the Ivy Acquisition amounted to $832,000 for the first nine months of 2012, which included $744,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions. The plant closure costs were associated with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware and absorption of the business by other Insteel facilities. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

Other Expense (Income)

Other expense for the first nine months of 2013 was $330,000 compared to $214,000 of other income in the same year-ago period. The other expense for the current period was primarily due to a net loss on the disposal of equipment.

Interest Expense

Interest expense for the first nine months of 2013 decreased 61.6% to $182,000 from $474,000 in the same year-ago period primarily due to the reduction in debt outstanding and the lower interest rate on borrowings on the revolving credit facility in the current year period relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in the prior year period prior to its prepayment in December 2011.

Income Taxes

Our effective income tax rate for the first nine months of 2013 decreased to 35.7% from 38.1% in the prior year period due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first nine months of 2013 were $9.4 million, or $0.51 per diluted share, compared to $976,000, or $0.05 per diluted share, in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Nine Months Ended
	June 29, 2013	June 30, 2012
Net cash provided by operating activities	$32,063	$1,734
Net cash used for investing activities	(5,639)	(4,705)
Net cash (used for) provided by financing activities	(14,350)	2,971

Net working capital	78,096	85,345
Total debt	-	18,615
Percentage of total capital	-	11.1%
Shareholders' equity	$157,849	$149,122
Percentage of total capital	100.0%	88.9%
Total capital (total debt + shareholders' equity)	$157,849	$167,737

Operating Activities

Operating activities provided $32.1 million of cash during the first nine months of 2013 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $11.3 million of cash due to a $4.8 million decrease in accounts receivable and a $9.3 million increase in accounts payable and accrued expenses partially offset by a $2.8 million increase in inventories. The decrease in accounts receivable was primarily driven by a reduction in days sales outstanding. The increase in accounts payable and accrued expenses was due to higher raw material purchases and changes in the mix of vendor payments and related terms.

Operating activities provided $1.7 million during the same period last year primarily from net earnings adjusted for non-cash items, which was partially offset by an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital used $7.7 million of cash due to a $1.0 million increase in inventories and a $7.9 million decrease in accounts payable and accrued expenses resulting from the timing of payments related to raw material purchases, which was partially offset by a $1.3 million decrease in accounts receivable.

We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $5.6 million of cash during the first nine months of 2013 compared to $4.7 million during the same period last year. Capital expenditures for the first nine months of 2013 and 2012 were $4.4 million and are not expected to exceed $7.0 million during fiscal 2013. In connection with the acquisition of certain assets from Tatano Wire and Steel, Inc. in April 2013, an intangible asset was acquired for $1.9 million. These uses of cash were partially offset by proceeds received from life insurance claims. Our investing activities are largely discretionary, providing us with the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $14.4 million of cash during the first nine months of 2013 while providing $3.0 million during the same period last year. Net repayments of borrowings on our revolving credit facility used $11.5 million of cash during the current year and cash dividends totaling $6.1 million were paid, including a special cash dividend of $4.5 million ($0.25 per share) and regular cash dividends totaling $1.6 million ($0.09 per share). These uses of cash were partially offset by $3.4 million of proceeds from the exercise of stock options during the current year period. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures in June 2016. As of June 29, 2013, no borrowings were outstanding on the Credit Facility, $77.1 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2012, our ability to fully recover higher wire rod costs was mitigated by competitive pricing pressures resulting from the ongoing weakness in demand. Inflation did not have a material impact on our sales or earnings during the third fiscal quarter of 2013. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 29, 2012 for further information regarding our critical accounting policies and estimates. As of June 29, 2013, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 29, 2012.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2013, a 10% increase in the price of steel wire rod would have resulted in a $17.3 million decrease in our pre-tax earnings for the nine months ended June 29, 2013 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of June 29, 2013, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 29, 2013.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 29, 2013. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended June 29, 2013, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 29, 2012, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “New Authorization”). Under the New Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of June 29, 2013, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and nine-month periods ended June 29, 2013 and June 30, 2012.

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
101*

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended June 29, 2013 and June 30, 2012, (ii) the Consolidated Balance Sheets as of June 29, 2013 and September 29, 2012, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 29, 2013 and June 30, 2012, (iv) the Consolidated Statements of Shareholders’ Equity as of June 29, 2013 and September 29, 2012, and (v) the Notes to Consolidated Financial Statements.

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

INSTEEL INDUSTRIES, INC.

Registrant

Date: July 18, 2013	By:	/s/ Michael C. Gazmarian
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
101*

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended June 29, 2013 and June 30, 2012, (ii) the Consolidated Balance Sheets as of June 29, 2013 and September 29, 2012, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 29, 2013 and June 30, 2012, (iv) the Consolidated Statements of Shareholders’ Equity as of June 29, 2013 and September 29, 2012, and (v) the Notes to Consolidated Financial Statements.

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