Form 10-K
period 2013-09-28
INSTEEL INDUSTRIES INC
filed 2013-10-29
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 30, 2013 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $272,849,494 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of October 28, 2013, there were 18,184,912 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the continuation of reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in United States (“U.S.”) or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs; and

●	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2013, we estimate that approximately 90% of our sales were related to nonresidential construction and 10% were related to residential construction.

Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities in our core businesses that further our penetration of the markets we currently serve or expand our geographic footprint. Headquartered in Mount Airy, North Carolina, we operate nine manufacturing facilities that are located in the U.S. in close proximity to our customers. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.

On November 19, 2010, we, through our wholly-owned subsidiary, IWP, purchased certain assets of Ivy Steel and Wire, Inc. (“Ivy”) for approximately $50.3 million, after giving effect to post-closing adjustments (the “Ivy Acquisition”). Ivy was one of the nation’s largest producers of WWR and wire products for concrete construction applications (see Note 4 to the consolidated financial statements). Among other assets, we acquired Ivy’s production facilities located in Arizona, Florida, Missouri and Pennsylvania; production equipment located at a leased facility in Texas; and certain related inventories. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our WWR operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.

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

PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For 2013, 2012 and 2011, PC strand sales represented 37%, 37% and 38%, respectively, of our consolidated net sales.

WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including ESM, CPR and SWWR. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a replacement for hot-rolled rebar due to the cost advantages that it offers. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For 2013, 2012 and 2011, WWR sales represented 63%, 63% and 62%, respectively, of our consolidated net sales.

Marketing and Distribution

We market our products through sales representatives who are our employees. Our outside sales representatives sell multiple product lines in their respective territories, thereby reducing duplication of personnel and travel expenses as compared to the product line sales strategy previously utilized by the Company. Our sales representatives are trained in the technical applications of our products. We sell our products nationwide as well as into Canada, Mexico, and Central and South America, delivering our products primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and customer service requirements.

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2013, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in fiscal years 2013, 2012 and 2011.

Backlog

Backlog is minimal for our business because of the relatively short lead times that are required by our customers. We believe that the majority of our firm orders existing on September 28, 2013 will be shipped prior to the end of the first quarter of fiscal 2014.

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

Seasonality and Cyclicality

Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. From a seasonal standpoint, the highest level of shipments within the year typically occurs when weather conditions are the most conducive to construction activity. As a result, shipments and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. From a cyclical standpoint, the level of construction activity tends to be correlated with general economic conditions although there can be significant differences between the relative performance of the nonresidential and residential construction sectors for extended periods.

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

Pricing for wire rod tends to fluctuate based on both domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2013 and 2012 represented approximately 25% and 17%, respectively, of our total wire rod purchases. We believe that the substantial volume of our wire rod requirements, our strong financial condition and our desirable mix of sizes and grades represents a competitive advantage by making us a more attractive customer to our suppliers relative to our competitors.

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

 Competition

We believe that we are the largest domestic producer of PC strand and WWR. The markets in which our business is conducted are highly competitive. Some of our competitors, such as Nucor Corporation, Keystone Steel & Wire Co., Oklahoma Steel and Wire, and Gerdau Long Products North America, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Our primary competitors for WWR products are Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc., Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc., Concrete Reinforcements Inc. and Wire Mesh Corporation. Our primary competitors for PC strand are American Spring Wire Corporation, Sumiden Wire Products Corporation, Strand-Tech Martin, Inc. and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand market.

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

Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical competitive factor from the standpoint of manufacturing costs, quality and customer service capabilities. In view of our sophisticated information systems, technologically advanced manufacturing facilities, low cost production capabilities, strong market positions, and broad product offering and geographic reach, we believe that we are well-positioned to compete favorably with other producers of our concrete reinforcing products.

Employees

As of September 28, 2013, we employed 687 people. We have not experienced any work stoppages and believe that our relationship with our employees is good. However, should we experience a disruption of production, we have contingency plans in place that we believe would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and overall financial results.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business and geographic areas, see the items referenced in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 13 to the consolidated financial statements.

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe that these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal years 2014 and 2015.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	57	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	54	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	63	Vice President - Administration and Secretary
Richard T. Wagner	54	Vice President and General Manager of IWP

H. O. Woltz III, 57, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc. until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 54, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 63, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President - Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 54, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of the Company’s subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. Prior to 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, since 1977.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 12, 2013 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 12, 2014.

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

In particular, the recent U.S. government partial shutdown presents a significant risk. If the U.S. government budget process results in a prolonged shutdown, we may experience delayed orders, delayed payments, and declines in revenues, profitability, and cash flows. Additionally, we may experience related supply chain delays, disruptions, or other problems associated with financial constraints faced by our suppliers. These conditions could have a material adverse impact on our business, results of operations, financial condition, and cash flows.

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

Demand for our products is highly variable. The short lead times for customer orders and minimal backlog that characterize our business make it difficult to forecast the future level of demand for our products. In some cases, unanticipated downturns in demand can be exacerbated by inventory reduction measures pursued by our customers. The combination of these factors may cause significant fluctuations in our sales, profitability and cash flows.

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

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2013. In response to the increased pricing volatility, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

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

Our employee benefit costs, particularly our medical and workers’ compensation costs, have increased substantially in recent years and are expected to continue to rise. In March 2010, Congress passed and the President signed The Patient Protection and Affordable Care Act, which will have a significant impact on employers, health care providers, insurers and others associated with the health care industry and is expected to increase our employee health care costs. This legislation requires certain large employers to offer health care benefits to full-time employees or face potential annual penalties. To avoid these penalties, employers must offer health benefits providing a minimum level of coverage and must limit the amount that employees are charged for the coverage. Although this new requirement has been delayed generally from January 2014 to January 2015, any significant increases in the costs attributable to our self-insured health plans could adversely impact our business, financial condition and results of operations.

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

Our business is subject to numerous federal, state and local laws and regulations pertaining to the protection of the environment that could require substantial increases in capital investments and operating costs. These laws and regulations, which are constantly evolving, are becoming increasingly stringent and the ultimate impact of compliance is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.

Our stock price can be volatile, often in connection with matters beyond our control.

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2013, our common stock traded as high as $19.37 and as low as $10.53. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our quarterly and annual operating results; changes in our business outlook; changes in market valuations of companies in our industry; changes in the expectations for nonresidential and residential construction; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Insteel’s corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At September 28, 2013, we operated nine manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate to satisfy the current and projected needs for our existing products.

Item 3. Legal Proceedings.

We are, from time to time, involved in various lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate cost to resolve these other matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of October 23, 2013, there were 738 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividend per share declared in fiscal 2013 and fiscal 2012:

	Fiscal 2013			Fiscal 2012
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$12.67	$10.53	$0.28	$11.25	$9.27	$0.03
Second Quarter	17.22	11.79	0.03	13.74	10.47	0.03
Third Quarter	19.37	14.01	0.03	12.38	8.93	0.03
Fourth Quarter	18.21	15.18	0.03	12.24	9.46	0.03

We currently pay a quarterly cash dividend of $0.03 per share. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the Board of Directors each quarter after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans. See Note 7 of the consolidated financial statements for additional discussion with respect to restrictions on our ability to make dividend payments under the terms of our revolving credit facility.

Stock Performance Graph

The line graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended September 28, 2013. The graph and table assume that $100 was invested on September 27, 2008 in each of our common stock, the Russell 2000 Index and the S&P Building Products Index, and that all dividends were reinvested. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	9/27/08	10/3/09	10/2/10	10/1/11	9/29/12	9/28/13
Insteel Industries, Inc.	$100.00	$84.19	$65.33	$74.41	$87.61	$122.93
Russell 2000	100.00	90.45	102.53	98.91	130.47	169.68
S&P Building Products	100.00	76.14	66.36	43.94	95.46	137.33

Issuer Purchases of Equity Securities

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The share repurchase authorization continues in effect until terminated by the Board of Directors. As of September 28, 2013, there was $24.8 million remaining available for future share repurchases under this authorization. We did not repurchase any shares of our common stock during 2013 and 2012.

Rights Agreement

On April 21, 2009, the Board of Directors adopted Amendment No. 1 to Rights Agreement, effective April 25, 2009, amending the Rights Agreement dated as of April 27, 1999 between us and American Stock Transfer & Trust Company, LLC, successor to First Union National Bank. Amendment No. 1 and the Rights Agreement are hereinafter collectively referred to as the “Rights Agreement.” In connection with adopting the Rights Agreement, on April 26, 1999, the Board of Directors declared a dividend distribution of one right per share of our outstanding common stock as of May 17, 1999. The Rights Agreement also provides that one right will attach to each share of our common stock issued after May 17, 1999. Each right entitles the registered holder to purchase from us on certain dates described in the Rights Agreement one two-hundredths of a share (a “Unit”) of our Series A Junior Participating Preferred Stock at a purchase price of $46 per Unit, subject to adjustment as described in the Rights Agreement. For more information regarding our Rights Agreement, see Note 17 to the consolidated financial statements.

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
	September 28,	September 29,	October 1,	October 2,	October 3,
	2013	2012	2011	2010	2009
Net sales	$363,896	$363,303	$336,909	$211,586	$230,236
Earnings (loss) from continuing operations	11,735	1,809	(387)	458	(20,940)
Net earnings (loss)	11,735	1,809	(387)	473	(22,086)
Earnings (loss) per share from continuing operations (basic)	0.65	0.10	(0.02)	0.03	(1.20)
Earnings (loss) per share from continuing operations (diluted)	0.64	0.10	(0.02)	0.03	(1.20)
Net earnings (loss) per share (basic)	0.65	0.10	(0.02)	0.03	(1.27)
Net earnings (loss) per share (diluted)	0.64	0.10	(0.02)	0.03	(1.27)
Cash dividends declared	0.37	0.12	0.12	0.12	0.12
Total assets	212,649	208,552	216,530	182,505	182,117
Total debt	-	11,475	14,156	-	-
Shareholders’ equity	161,056	149,500	148,474	147,876	147,070

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.

Overview

Our operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our geographic footprint.

On November 19, 2010, we, through our wholly-owned subsidiary, IWP, purchased certain assets of Ivy for approximately $50.3 million, after giving effect to post-closing adjustments. Ivy was one of the nation’s largest producers of WWR and wire products for concrete construction applications (see Note 4 to the consolidated financial statements). Among other assets, we acquired Ivy’s production facilities located in Arizona, Florida, Missouri and Pennsylvania; production equipment located at a leased facility in Texas; and certain related inventories. We also entered into a short-term sublease with Ivy for the Texas facility. Subsequent to the acquisition, we elected to consolidate certain of our WWR operations in order to reduce our operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to our existing facilities in Wilmington, Delaware and Dayton, Texas.

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

Long-lived assets. We review long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured based on the future net undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has been incurred, the impairment loss is recognized in the period in which it is incurred and is calculated based on the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. Assets to be disposed of by sale are recorded at the lower of the carrying value or fair value less cost to sell when we have committed to a disposal plan, and are reported separately as assets held for sale on our consolidated balance sheet. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

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

Litigation. From time to time, we may be involved in claims, lawsuits and other proceedings. The eventual outcome of such matters and the potential losses that we may ultimately incur are subject to a high degree of uncertainty. We record expenses for litigation when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We estimate the probability of such losses based on the advice of legal counsel, the outcome of similar litigation, the status of the lawsuits and other factors. Due to the numerous factors that enter into these judgments and assumptions, it is reasonably likely that actual outcomes will differ from our estimates. We monitor our potential exposure to these contingencies on a regular basis and may adjust our estimates as additional information becomes available or as there are significant developments.

Stock-based compensation. We account for stock-based compensation arrangements, including stock option grants, restricted stock awards and restricted stock units, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. Under these provisions, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Monte Carlo valuation model to determine the fair value of stock options at the date of grant, which requires us to make assumptions such as expected term, volatility and forfeiture rates to determine the stock options’ fair value. These assumptions are based on historical information and judgment regarding market factors and trends. If actual results differ from our assumptions and judgments used in estimating these factors, future adjustments to these estimates may be required.

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

The discount rates we utilize for determining net periodic pension costs and the related benefit obligations for our plans are based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rates are used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the Delaware Plan and SERPs was 4.75%, 4% and 4.75% for 2013, 2012 and 2011, respectively.

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

For 2013, 2012 and 2011, the assumed long-term rate of return utilized for plan assets of the Delaware Plan was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2014. In determining the appropriateness of this assumption, we considered the historical rate of return of the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.

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

The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized under ASC Topic 715 for financial reporting purposes. During 2013, 2012 and 2011, we made contributions totaling $307,000, $206,000 and $478,000, respectively, to the Delaware Plan.

We currently expect net periodic pension costs for 2014 to be $12,000 for the Delaware Plan and $588,000 for the SERPs. Cash contributions to the plans during 2014 are expected to be $247,000 for the Delaware Plan and $290,000 for the SERPs.

 A 0.25% decrease in the assumed discount rate for the Delaware Plan would have increased our projected and accumulated benefit obligations as of September 28, 2013 by approximately $80,000 and have no impact on the expected net periodic pension cost for 2014. A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of September 28, 2013 by approximately $224,000 and $172,000, respectively, and the net periodic pension cost for 2014 by approximately $19,000.

A 0.25% decrease in the assumed long-term rate of return on plan assets for the Delaware Plan would have increased the expected net periodic pension cost for 2014 by approximately $5,000.

Recent Accounting Pronouncements.

Current Adoptions

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the previous guidance that allowed for the presentation of other comprehensive income as part of the statement of shareholders’ equity. The update allows two options for the presentation of comprehensive income: (1) a single statement of comprehensive income, which includes all components of net income and other comprehensive income; or (2) a statement of income followed immediately by a statement of comprehensive income, which includes summarized net income and all components of other comprehensive income. The amendments in this update are effective retrospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. We adopted ASU No. 2011-05 in the first quarter of fiscal 2013 and chose to present a single statement of comprehensive income for our interim reporting periods and separate statements of income and comprehensive income for our annual reporting periods. The adoption of ASU 2011-05 did not impact our consolidated financial statements except for the change in presentation.

Future Adoptions

In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. This update is effective for us beginning in the first quarter of fiscal 2014. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	September 28, 2013	Change		September 29, 2012	Change		October 1, 2011
Net sales	$363,896	0.2%		$363,303	7.8%		$336,909
Gross profit	39,233	74.7%		22,458	(29.3%	)	31,743
Percentage of net sales	10.8%			6.2%			9.4%
Selling, general and administrative expense	$20,682	9.4%		$18,911	(3.6%	)	$19,608
Percentage of net sales	5.7%			5.2%			5.8%
Other expense (income), net	$333	N/M		$(188)	(15.3%	)	$(222)
Restructuring charges, net	-	(100.0%	)	832	(90.0%	)	8,318
Gain on early extinguishment of debt	-	(100.0%	)	(425)	N/M		-
Acquisition costs	-	-		-	(100.0%	)	3,518
Bargain purchase gain	-	-		-	(100.0%	)	(500)
Interest expense	235	(62.3%	)	623	(35.0%	)	958
Interest income	(14)	(33.3%	)	(21)	(44.7%	)	(38)
Effective income tax rate	34.8%			33.6%			N/M
Net earnings (loss)	$11,735	N/M		$1,809	N/M		$(387)

"N/M" = not meaningful

2013 Compared with 2012

Net Sales

Net sales for 2013 were relatively flat at $363.9 million compared with $363.3 million in 2012. Shipments for the year increased 4.6% while average selling prices decreased 4.3% from the prior year levels. The increase in shipments was primarily due to modest improvement in market conditions and demand for our products relative to the prior year. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both years reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit increased 74.7% to $39.2 million, or 10.8% of net sales, in 2013 from $22.5 million, or 6.2% of net sales, in 2012. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs relative to the prior year together with higher shipments. Gross profit for both years was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs largely driven by reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 9.4% to $20.7 million, or 5.7% of net sales, in 2013 from $18.9 million, or 5.2% of net sales, in 2012 primarily due to higher compensation expense ($1.5 million), a reduction in the gain on the settlement of life insurance policies ($460,000) and the relative year-over-year change in the cash surrender value of life insurance policies ($155,000). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year. The cash surrender value of life insurance policies increased $555,000 in the current year compared with $710,000 in the prior year due to the related changes in the value of the underlying investments. These increases in SG&A expense were partially offset by lower bad debt expense ($551,000).

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges of $832,000 were recorded in 2012 that included $744,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions.

Other Expense (Income)

Other expense for 2013 was $333,000 compared to $188,000 of other income in 2012. The other expense for the current year was primarily due to the net loss on the disposal of equipment.

Interest Expense

Interest expense decreased 62.3% to $235,000 in 2013 from $623,000 in 2012 primarily due to the reduction in average debt outstanding during 2013 and the lower interest rate on borrowings on the revolving credit facility relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in the prior year prior to its prepayment in December 2011.

Income Taxes

Our effective income tax rate was 34.8% in 2013 compared with 33.6% in 2012 due to changes in permanent book versus tax differences.

Net Earnings

Net earnings were $11.7 million ($0.64 per diluted share) in 2013 compared to $1.8 million ($0.10 per share) in 2012 with the year-over-year change primarily due to the increase in gross profit partially offset by higher SG&A expense.

2012 Compared with 2011

Net Sales

Net sales increased 7.8% to $363.3 million in 2012 from $336.9 million in 2011. Shipments for 2012 increased 5.1% from 2011 and average selling prices increased 2.6%. The increase in shipments was primarily due to the full year contribution of the Ivy facilities in 2012. The increase in average selling prices was driven by price increases that were implemented to recover higher raw material costs. Sales for both years reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

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

Selling, General and Administrative Expense

SG&A expense decreased 3.6% to $18.9 million, or 5.2% of net sales, in 2012 from $19.6 million, or 5.8% of net sales, in 2011 primarily due to the relative year-over-year changes in the cash surrender value of life insurance policies ($975,000), an increase in the gain on the settlement of life insurance policies ($148,000) and a reduction in consulting and professional services expense ($276,000). The cash surrender value of life insurance policies increased $710,000 in 2012 compared with a decrease of $265,000 in 2011 due to the related changes in the value of the underlying investments. These reductions in SG&A expense were partially offset by higher employee benefit ($278,000) and bad debt expense ($142,000). The increase in employee benefit expense was primarily related to an increase in supplemental retirement plan expense.

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the Ivy Acquisition.

Restructuring Charges, Net

Net restructuring charges decreased 90.0% to $832,000 in 2012 from $8.3 million in 2011 primarily due to reduced restructuring activities associated with the Ivy Acquisition during 2012. Net restructuring charges for 2012 included $744,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions. Net restructuring charges of $8.3 million in 2011 included $3.8 million for impairment charges related to plant closures and the decommissioning of equipment, $2.3 million for employee separation costs associated with plant closures and other staffing reductions, $1.2 million for equipment relocation costs, $533,000 for the future lease obligations associated with the closed Houston, Texas facility and $464,000 for facility closure costs. The plant closure costs were incurred in connection with the consolidation of our Texas and Northeast operations, which involved the closure of facilities in Houston, Texas and Wilmington, Delaware, and the absorption of the business by other Insteel facilities. The plant closure costs are net of a $1.6 million gain on the sale of the Wilmington, Delaware facility. The employee separation costs were related to the staffing reductions that were implemented across our sales, administration and manufacturing support functions to address the redundancies resulting from the Ivy Acquisition and in connection with the plant closures.

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

Interest Expense

Interest expense decreased 35.0% to $623,000 in 2012 from $958,000 in 2011 primarily due to the lower interest rate on borrowings on the revolving credit facility in 2012 relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in the prior year and prepaid in December 2011.

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

Net Earnings (Loss)

Net earnings were $1.8 million ($0.10 per share) in 2012 compared with a net loss of $387,000 ($0.02 per share) in 2011 with the year-over-year change primarily due to reductions in the restructuring charges and acquisition costs incurred in connection with the Ivy Acquisition and the gain from the early extinguishment of debt partially offset by the decrease in gross profit in 2012.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Net cash provided by (used for) operating activities	$36,828	$13,144	$(2,907)
Net cash used for investing activities	(6,294)	(8,191)	(41,389)
Net cash used for financing activities	(15,104)	(4,953)	(1,629)

Cash and cash equivalents	15,440	10	10
Working capital	83,791	79,065	75,789
Total debt	-	11,475	14,156
Percentage of total capital	-	7%	9%
Shareholders' equity	$161,056	$149,500	$148,474
Percentage of total capital	100%	93%	91%
Total capital (total debt + shareholders' equity)	$161,056	$160,975	$162,630

Operating Activities

Operating activities provided $36.8 million of cash in 2013 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $9.7 million of cash due to a $7.0 million decrease in inventories, a $1.7 million increase in accounts payable and accrued expenses, and a $1.0 million decrease in accounts receivable. The decrease in inventories was primarily due to lower raw material purchases and unit costs. The increase in accounts payable and accrued expenses was largely related to changes in the mix of vendor payments and terms. The decrease in accounts receivable was primarily driven by a reduction in days sales outstanding.

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

We may elect to make additional adjustments in our operating activities should the current recessionary conditions in our construction end-markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $6.3 million of cash in 2013, $8.2 million in 2012 and $41.4 million in 2011. Capital expenditures were $5.0 million in 2013, $8.1 million in 2012 and $7.9 million in 2011, and are expected to total less than $12.0 million in 2014. In connection with the acquisition of certain assets from Tatano Wire and Steel, Inc. in April 2013, an intangible asset was acquired for $1.9 million. These uses of cash were partially offset by $0.6 million of proceeds from life insurance claims. In 2011, the Ivy acquisition used $37.3 million of cash, which was partially offset by $2.4 million of proceeds from the sale of the Wilmington, Delaware facility and $1.1 million of proceeds from life insurance claims. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $15.1 million of cash in 2013, $5.0 million in 2012 and $1.6 million in 2011. Net repayments of debt amounted to $11.5 million in 2013 and $2.3 million in 2012. Cash dividend payments were $6.6 million in 2013 (a special cash dividend of $4.5 million and regular cash dividends totaling $2.1 million) and $2.1 million in 2012 and 2011. In 2013, these uses of cash were partially offset by $3.4 million of proceeds from the exercise of stock options.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, we entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. As of September 28, 2013, there were no borrowings outstanding on the Credit Facility, $72.8 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 7 to the consolidated financial statements). During 2013, ordinary course borrowings on the Credit Facility were as high as $13.6 million. As of September 29, 2012, $11.5 million was outstanding on the Credit Facility.

As part of the consideration for the Ivy Acquisition (See Note 4 to the consolidated financial statements), we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain from the early extinguishment of debt in the 2012 consolidated statements of operations.

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

Should we determine, at any time, that we required additional short-term liquidity, we would evaluate the alternative sources of financing that were potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet, flexible capital structure and borrowing capacity available to us under our Credit Facility position us to meet our anticipated liquidity requirements for the foreseeable future.

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2011, wire rod prices rose due to the escalation in the cost of scrap and other raw materials for wire rod producers and increased demand from non-construction applications. After initially rising in the first half of 2012, wire rod prices declined during the latter part of the year due to reductions in the cost of scrap for wire rod producers and weakening demand. During 2013, wire rod prices fluctuated within a narrower range and inflation did not have a material impact on our sales or earnings. Our ability to fully recover increases in wire rod prices over this period has been mitigated by competitive pricing pressures resulting from the continuation of recessionary conditions in our construction end-markets. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at September 28, 2013 are as follows:

Payments Due by Period

(In thousands)

Contractual obligations:	Total	Less Than 1 Year	1 - 3 Years	3 – 5 Years	More Than 5 Years
Raw material purchase commitments(1)	$62,875	$62,875	$-	$-	$-
Supplemental employee retirement plan obligations	18,470	290	581	647	16,952
Pension benefit obligations	5,495	213	419	411	4,452
Operating leases	1,932	845	725	74	288
Trade letters of credit	1,467	1,467	-	-	-
Commitment fee on unused portion of credit facility	971	364	607	-	-
Other unconditional purchase obligations(2)	462	462	-	-	-
Total	$91,672	$66,516	$2,332	$1,132	$21,692

(1)Non-cancelable purchase commitments for raw materials.

(2)Contractual commitments for capital expenditures.

Outlook

As we look ahead to 2014, our visibility remains limited due to the heightened degree of uncertainty regarding the prospects for a recovery in the economy and employment market, the availability of financing in the credit markets and the volatility in raw material costs. Conditions in our construction end-markets appear to be improving following the steep decline in demand that we have experienced in recent years. We have yet to see, however, a pronounced recovery taking hold and expect growth in nonresidential construction, our primary demand driver, to remain modest pending a more substantive upturn in the economy.

In response to the challenges facing us, we will continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect the contributions from the Ivy Acquisition to increase during the year through the realization of additional operational synergies and the anticipated benefits from the reconfiguration of our combined WWR operations, which was completed in 2012. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further potential acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our 2013 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of steel wire rod would have resulted in a $23.8 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we were debt-free as of September 28, 2013, future borrowings under our revolving credit facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 28, 2013. During 2013, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(a)	Financial Statements

(b) Supplementary Data

Selected quarterly financial data for 2013 and 2012 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except for per share and price data)

	Quarter Ended
	December 29	March 30	June 29	September 28
2013
Operating results:
Net sales	$85,887	$82,873	$96,946	$98,190
Gross profit	8,593	11,051	10,910	8,679
Net earnings	2,402	3,714	3,274	2,345
Net earnings per share amounts:
Basic	0.14	0.21	0.18	0.13
Diluted	0.13	0.20	0.18	0.13

	Quarter Ended
	December 31	March 31	June 30	September 29
2012
Operating results:
Net sales	$84,811	$87,029	$93,598	$97,865
Gross profit	4,659	5,494	6,404	5,901
Net earnings (loss)	(180)	262	894	833
Net earnings (loss) per share amounts:
Basic and diluted	(0.01)	0.01	0.05	0.05

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Net sales	$363,896	$363,303	$336,909
Cost of sales	324,663	340,845	305,166
Gross profit	39,233	22,458	31,743
Selling, general and administrative expense	20,682	18,911	19,608
Gain from early extinguishment of debt	-	(425)	-
Restructuring charges, net	-	832	8,318
Acquisition costs	-	-	3,518
Bargain purchase gain	-	-	(500)
Other expense (income), net	333	(188)	(222)
Interest expense	235	623	958
Interest income	(14)	(21)	(38)
Earnings before income taxes	17,997	2,726	101
Income taxes	6,262	917	488
Net earnings (loss)	$11,735	$1,809	$(387)

Net earnings (loss) per share:
Basic	$0.65	$0.10	$(0.02)
Diluted	$0.64	$0.10	$(0.02)

Cash dividends declared	$0.37	$0.12	$0.12

Weighted shares outstanding:
Basic	17,948	17,664	17,562
Diluted	18,353	17,990	17,562

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011

Net earnings (loss)	$11,735	$1,809	$(387)
Other comprehensive income (loss):
Adjustment to defined benefit plan liability, net of income taxes of ($539), $261 and ($180)	879	(426)	294
Comprehensive income (loss)	$12,614	$1,383	$(93)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 28, 2013	September 29, 2012
Assets:
Current assets:
Cash and cash equivalents	$15,440	$10
Accounts receivable, net	41,110	42,138
Inventories, net	58,793	65,774
Other current assets	5,863	7,146
Total current assets	121,206	115,068
Property, plant and equipment, net	83,053	87,716
Other assets	8,390	5,768
Total assets	$212,649	$208,552

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$30,561	$30,126
Accrued expenses	6,854	5,877
Total current liabilities	37,415	36,003
Long-term debt	-	11,475
Other liabilities	14,178	11,574
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	-	-
Common stock, $1 stated value
Authorized shares: 50,000
Issued and outstanding shares: 2013, 18,185; 2012, 17,717	18,185	17,717
Additional paid-in capital	55,452	50,379
Retained earnings	88,981	83,845
Accumulated other comprehensive loss	(1,562)	(2,441)
Total shareholders’ equity	161,056	149,500
Total liabilities and shareholders’ equity	$212,649	$208,552

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at October 2, 2010	17,579	17,579	45,950	86,656	(2,309)	147,876
Net loss				(387)		(387)
Other comprehensive income(1)					294	294
Stock options exercised	13	13	8			21
Vesting of restricted stock units	30	30	(30)			-
Compensation expense associated with stock-based plans			2,917			2,917
Excess tax benefits from stock-based compensation			8			8
Restricted stock surrendered for withholding taxes payable	(13)	(13)	(130)			(143)
Cash dividends declared				(2,112)		(2,112)
Balance at October 1, 2011	17,609	17,609	48,723	84,157	(2,015)	148,474
Net earnings				1,809		1,809
Other comprehensive loss(1)					(426)	(426)
Stock options exercised	12	12	(10)			2
Vesting of restricted stock units	96	96	(96)			-
Compensation expense associated with stock-based plans			2,208			2,208
Restricted stock surrendered for withholding taxes payable			(446)			(446)
Cash dividends declared				(2,121)		(2,121)
Balance at September 29, 2012	17,717	17,717	50,379	83,845	(2,441)	149,500
Net earnings				11,735		11,735
Other comprehensive income(1)					879	879
Stock options exercised	371	371	3,054			3,425
Vesting of restricted stock units	97	97	(97)			-
Compensation expense associated with stock-based plans			2,161			2,161
Excess tax benefits from stock-based compensation			660			660
Restricted stock units and stock options surrendered for withholding taxes payable			(705)			(705)
Cash dividends declared				(6,599)		(6,599)
Balance at September 28, 2013	18,185	$18,185	$55,452	$88,981	$(1,562)	$161,056

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2011 ($180), 2012 $261,2013 ($539).

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Cash Flows From Operating Activities:
Net earnings (loss)	$11,735	$1,809	$(387)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	9,833	9,762	9,573
Amortization of capitalized financing costs	102	97	81
Stock-based compensation expense	2,161	2,208	2,917
Gain on early extinguishment of debt	-	(425)	-
Asset impairment charges	-	(11)	3,825
Excess tax benefits from stock-based compensation	(660)	-	(8)
Loss (gain) on sale of property, plant and equipment	348	(46)	(1,618)
Deferred income taxes	3,881	835	209
Gain from life insurance proceeds	(45)	(505)	(357)
Increase in cash surrender value of life insurance policies over premiums paid	(555)	(750)	-
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	1,028	(167)	(17,001)
Inventories	6,981	10,600	(11,870)
Accounts payable and accrued expenses	1,645	(9,562)	12,439
Other changes	374	(701)	(710)
Total adjustments	25,093	11,335	(2,520)
Net cash provided by (used for) operating activities	36,828	13,144	(2,907)

Cash Flows From Investing Activities:
Capital expenditures	(5,030)	(8,066)	(7,937)
Acquisition of intangible asset	(1,887)	-	-
Increase in cash surrender value of life insurance policies	(64)	(467)	(147)
Proceeds from life insurance claims	577	-	1,063
Proceeds from sale of property, plant and equipment	107	305	518
Proceeds from surrender of life insurance policies	3	37	19
Proceeds from sale of assets held for sale	-	-	2,403
Acquisition of business	-	-	(37,308)
Net cash used for investing activities	(6,294)	(8,191)	(41,389)

Cash Flows From Financing Activities:
Proceeds from long-term debt	4,602	91,150	52,806
Principal payments on long-term debt	(16,077)	(93,406)	(52,150)
Cash dividends paid	(6,599)	(2,121)	(2,112)
Cash received from exercise of stock options	3,425	2	21
Excess tax benefits from stock-based compensation	660	-	8
Payment of employee tax withholdings related to net share transactions	(705)	(446)	(143)
Financing costs	-	(172)	-
Other	(410)	40	(59)
Net cash used for financing activities	(15,104)	(4,953)	(1,629)

Net increase (decrease) in cash and cash equivalents	15,430	-	(45,925)
Cash and cash equivalents at beginning of period	10	10	45,935
Cash and cash equivalents at end of period	$15,440	$10	$10

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$20	$753	$356
Income taxes, net	2,667	176	(489)
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	432	176	384
Restricted stock units and stock options surrendered for withholding taxes payable	705	446	143
Note payable issued as consideration for business acquired	-	-	13,500
Post-closing purchase price adjustment for business acquired	-	-	500

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 28, 2013, SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(1) Description of Business

Insteel Industries, Inc. (“Insteel” or “the Company”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. The Company manufactures and markets prestressed concrete strand and welded wire reinforcement, including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. The Company’s products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors and rebar fabricators that are located nationwide as well as in Canada, Mexico, and Central and South America.

On November 19, 2010, the Company purchased certain assets and assumed certain liabilities of Ivy Steel and Wire, Inc. (“Ivy”) (see Note 4 to the consolidated financial statements).

The Company has evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions occurring during this period that required additional recognition or disclosure in its financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2013, 2012 and 2011 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There is no assurance that actual results will not differ from these estimates.

Cash equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company’s cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. The Company is exposed to credit risk in the event of default by institutions in which our cash and cash equivalents are held and by customers to the extent of the amounts recorded on the balance sheet. The Company invests excess cash primarily in money market funds, which are highly liquid securities.

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

Stock-based compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued by using a Monte Carlo valuation model at the grant date, which considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

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

Inventories. Inventories are valued at the lower of weighted average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost). The valuation of inventory includes the costs for material, labor and manufacturing overhead.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired from Ivy, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; land improvements, 5 - 15 years. Depreciation expense was approximately $9.7 million in 2013, $9.8 million in 2012 and $9.6 million in 2011 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statements of operations. No interest costs were capitalized in 2013, 2012 or 2011.

Other assets. Other assets consist principally of capitalized financing costs, the cash surrender value of life insurance policies and intangible assets. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the term of the related credit agreement, and reflected in interest expense in the consolidated statements of operations. The Company’s intangible assets consist of a non-compete agreement that is being amortized on a straight-line basis over a finite useful life of five years. Amortization expense of the non-compete agreement was $163,000 in 2013 and $0 for 2012 and 2011. Amortization expense for the next five years is $377,000 in 2014, $377,000 in 2015, $377,000 in 2016, $377,000 in 2017 and $215,000 in 2018.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values.

During 2011, the Company recorded a $3.8 million impairment charge resulting from the consolidation of its northeast and Texas operations and overall integration of the purchased Ivy facilities (see Note 5 to the consolidated financial statements). There were no impairment losses in 2013 and 2012.

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

(3) Recent Accounting Pronouncements

Current Adoptions

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the previous guidance that allowed for the presentation of other comprehensive income as part of the statement of shareholders’ equity. The update allows two options for the presentation of comprehensive income: (1) a single statement of comprehensive income, which includes all components of net income and other comprehensive income; or (2) a statement of income followed immediately by a statement of comprehensive income, which includes summarized net income and all components of other comprehensive income. The amendments in this update are effective retrospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU No. 2011-05 in the first quarter of 2013 and chose to present a single statement of comprehensive income for interim reporting periods and separate statements of income and comprehensive income for annual reporting periods. The adoption of ASU 2011-05 did not impact the Company’s consolidated financial statements except for the change in presentation.

Future Adoptions

In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. This update is effective for the Company beginning in the first quarter of 2014. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

(4) Business Combination

On November 19, 2010, the Company purchased certain assets and assumed certain liabilities of Ivy for a preliminary purchase price of approximately $51.1 million, consisting of $37.6 million of cash and a $13.5 million secured subordinated promissory note payable to Ivy (see Note 7 to the consolidated financial statements) (the “Ivy Acquisition”). Subsequent to the date of the Ivy Acquisition, the Company recorded $780,000 of post-closing adjustments which reduced the final adjusted purchase price to $50.3 million.

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

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the assets acquired, liabilities assumed and consideration transferred. The Company performed such a reassessment and concluded that the values assigned for the Ivy Acquisition were reasonable. Consequently, the Company recorded a $500,000 bargain purchase gain on the Ivy Acquisition in 2011.

The Ivy Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expenses in the period in which the costs are incurred (See Note 5 to the consolidated financial statements).

Following the Ivy Acquisition, net sales of the Ivy facilities in 2011 were approximately $83.4 million. The actual amount of net sales specifically attributable to the Ivy Acquisition, however, cannot be quantified due to the integration actions that were taken by the Company involving the transfer of business between the former Ivy facilities and the Company’s existing facilities. The Company has determined that the presentation of Ivy’s earnings for 2011 is impractical due to the integration of Ivy’s operations into the Company following the Ivy Acquisition.

The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the Ivy Acquisition occurred at the beginning of 2010. The pro forma information reflects certain adjustments related to the Ivy Acquisition, including adjusted depreciation expense based on the fair value of the assets acquired, interest expense related to the secured subordinated promissory note and an appropriate adjustment for the acquisition-related costs in the prior year. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the Ivy Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the Ivy Acquisition occurred at the beginning of 2010, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for 2011 are as follows:

(In thousands)	Year Ended October 1, 2011
Net sales	$353,620
Earnings before income taxes	867
Net earnings	182

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

Following is a summary of the restructuring activities and associated costs that were incurred during 2012 and 2011:

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

During 2012, all of the remaining restructuring liabilities were satisfied and the final proceeds were received from the sale of previously impaired machinery and equipment, which have been included in asset impairment charges.

Asset impairment charges include the proceeds received from the disposal of certain machinery and equipment that were previously impaired. Facility closure costs in 2011 include a $1.6 million gain from the sale of the Wilmington, Delaware facility, which had been closed in May 2011.

Acquisition costs. During 2011, the Company recorded $3.5 million of acquisition-related costs associated with the Ivy Acquisition for advisory, accounting, legal and other professional fees. The Company did not incur any additional acquisition costs related to the Ivy Acquisition in 2012.

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

As of September 28, 2013 and September 29, 2012, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at September 28, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$15,534	$15,534	$-

Other assets:
Cash surrender value of life insurance policies	6,145	-	6,145
Total	$21,679	$15,534	$6,145

(In thousands)	Total at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Other assets:
Cash surrender value of life insurance policies	$5,146	$-	$5,146
Total	$5,146	$-	$5,146

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

As of September 28, 2013 and September 29, 2012, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. As of September 29, 2012, the carrying amount of long-term debt outstanding under the Company’s revolving credit facility approximated its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

(7) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 28, 2013, no borrowings were outstanding on the Credit Facility, $72.8 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million. As of September 29, 2012, $11.5 million of borrowings were outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of September 28, 2013, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of September 28, 2013, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the credit facility was $102,000 in 2013, $97,000 in 2012 and $81,000 in 2011. Accumulated amortization of capitalized financing costs was $4.3 million and $4.2 million as of September 28, 2013 and September 29, 2012, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2014	$102
2015	102
2016	69
2017	-
2018	-

Subordinated Note. As part of the consideration for the Ivy Acquisition, on November 19, 2010 (see Note 4 to the consolidated financial statements) the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain from the early extinguishment of debt in the consolidated statements of operations in 2012.

 (8) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 21, 2012, the Company’s 2005 Equity Incentive Plan was amended to increase the number of shares available for future grants by 900,000 shares. As of September 28, 2013, there were 587,000 shares available for future grants under the plans.

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

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Stock options:
Compensation expense	$951	$909	$1,203
Excess tax benefits	(660)	-	(8)

The remaining unrecognized compensation cost related to unvested options at September 28, 2013 was $622,000, which is expected to be recognized over a weighted average period of 1.28 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2013, 2012 and 2011 were $7.06, $5.20 and $5.31 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Expected term (in years)	6.00	6.00	5.19
Risk-free interest rate	1.40%	1.17%	1.78%
Expected volatility	47.32%	52.97%	55.15%
Expected dividend yield	0.72%	1.06%	1.05%

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

The following table summarizes stock option activity:

		Exercise Price Per Share				Contractual Term -	Aggregate Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average (in years)	(in thousands)
Outstanding at October 2, 2010	847	$0.18	-	$20.27	$10.63
Granted	171	10.72	-	12.43	11.49
Exercised	(13)	1.06	-	7.55	1.60		$143
Forfeited	(11)	11.15	-	11.15	11.15
Outstanding at October 1, 2011	994	0.18	-	20.27	10.89
Granted	178	10.23	-	13.06	11.44
Exercised	(12)	0.18	-	0.18	0.18		147
Outstanding at September 29, 2012	1,160	0.36	-	20.27	11.09
Granted	131	16.45	-	17.22	16.84
Exercised	(373)	0.36	-	12.43	9.27		2,744
Outstanding at September 28, 2013	918	5.43	-	20.27	12.65	6.25	3,492

Vested and anticipated to vest in future at September 28, 2013	913				12.64	6.23	3,480

Exercisable at September 28, 2013	626				12.10	5.01	2,744

The 2013 stock option exercises included “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU grants and compensation expense are as follows:

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Restricted stock unit grants:
Units	73	99	119
Market value	$1,225	$1,165	$1,441
Compensation expense	1,210	1,299	1,548

The remaining unrecognized compensation cost related to unvested RSUs on September 28, 2013 was $985,000 which is expected to be recognized over a weighted average period of 1.53 years.

The following table summarizes RSU activity:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, October 2, 2010	239	$9.23
Granted	119	12.08
Released	(30)	9.39
Balance, October 1, 2011	328	10.25
Granted	99	11.77
Released	(134)	10.30
Balance, September 29, 2012	293	10.74
Granted	73	16.77
Forfeited	(6)	10.72
Released	(139)	10.00
Balance, September 28, 2013	221	13.20

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted stock granted under these plans generally vests one to three years from the date of the grant. There were no restricted stock grants in 2013, 2012 and 2011. Compensation expense for restricted stock is as follows:

(In thousands)	Year Ended October 1, 2011
Compensation expense	$166

There were no unvested restricted stock awards as of September 28, 2013.

During 2011, 67,693 shares of employee restricted stock awards vested with a fair value of $771,000. Upon vesting, employees have the option of remitting payment for the minimum tax obligation to the Company or net-share settling such that the Company will withhold shares with a value equivalent to the employees’ minimum tax obligation. During 2011, a total of 12,633 shares were withheld to satisfy employees’ minimum tax obligations.

The following table summarizes restricted stock activity:

(Share amounts in thousands)	Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Balance, October 2, 2010	67	$13.37
Granted	-	-
Released	(67)	13.37
Balance, October 1, 2011	-	-

(9) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Provision for income taxes:
Current:
Federal	$2,124	$20	$207
State	257	62	72
	2,381	82	279
Deferred:
Federal	3,571	781	(12)
State	310	54	221
	3,881	835	209

Income taxes	$6,262	$917	$488

Effective income tax rate	34.8%	33.6%	483.2%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	September 28, 2013		September 29, 2012		October 1, 2011
Provision for income taxes at federal statutory rate	$6,299	35.0%	$954	35.0%	$35	34.7%
Net effect of life insurance policies	(191)	(1.1)	(400)	(14.7)	(14)	(13.9)
Qualified production activities deduction	(165)	(0.9)	-	-	-	-
Nondeductible stock option expense	(51)	(0.3)	161	5.9	189	187.1
State income taxes, net of federal tax benefit	479	2.7	94	3.5	(20)	(19.8)
Valuation allowance	51	0.3	(48)	(1.8)	263	260.4
Other, net	(160)	(0.9)	156	5.7	35	34.7
Provision for income taxes	$6,262	34.8%	$917	33.6%	$488	483.2%

The components of deferred tax assets and liabilities are as follows:

(In thousands)	September 28, 2013	September 29, 2012
Deferred tax assets:
Defined benefit plans	$3,245	$3,556
Accrued expenses, asset reserves and state tax credits	2,467	1,841
Stock-based compensation	1,560	1,878
State net operating loss carryforwards	1,180	1,372
Goodwill, amortizable for tax purposes	986	1,392
Federal net operating loss carryforward	-	1,870
Valuation allowance	(730)	(679)
Deferred tax assets	8,708	11,230

Deferred tax liabilities:
Plant and equipment	(12,607)	(10,637)
Prepaid insurance and other reserves	(650)	(722)
Deferred tax liabilities	(13,257)	(11,359)
Net deferred tax liability	$(4,549)	$(129)

As of September 28, 2013, the Company recorded a current deferred tax asset (net of valuation allowance) of $2.7 million on its consolidated balance sheet in other current assets and a non-current deferred tax liability (net of valuation allowance) of $7.3 million in other liabilities. As of September 29, 2012, the Company recorded a current deferred tax asset (net of valuation allowance) of $4.0 million in other current assets and a non-current deferred tax liability (net of valuation allowance) of $4.1 million in other liabilities. The Company has $22.2 million of state operating loss carryforwards that begin to expire in 2017, but principally expire in 2017 – 2032. The Company has also recorded deferred tax assets for various state tax credits of $261,000, which will begin to expire in 2014 and principally expire between 2014 and 2020.

The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Accounting principles generally accepted in the U.S. (“GAAP”) requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of September 28, 2013, the Company had recorded a valuation allowance of $730,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had previously been provided or determine that such utilization is more likely than not. The $51,000 increase in the valuation allowance during 2013 is primarily due to the increase of certain state NOLs that are not expected to be utilized.

As of September 28, 2013, the Company has no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for 2013 and 2012 is as follows:

(In thousands)	2013	2012
Balance at beginning of year	$76	$67
Increase in tax positions of prior years	-	9
Settlement of tax position in current year	(76)	-
Balance at end of year	$-	$76

The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. The accrued interest and penalties related to unrecognized tax benefits was $0 and $56,000, as of September 28, 2013 and September 29, 2012, respectively. There was $6,000 of expense incurred during 2012 related to interest and penalties. The Company did not record any expense related to interest and penalties during 2013 and 2011.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2008 remain subject to examination together with certain state tax returns filed by the Company subsequent to 2003.

(10) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits. In February 2011, as part of the planned closure of the Wilmington, Delaware facility, the Company amended the Delaware Plan granting certain participants additional service credit. The amendment resulted in a one-time charge of $306,000 that was recorded during 2011 within restructuring charges on the consolidated statements of operations. The Company made contributions totaling $307,000, $206,000 and $477,000 to the Delaware Plan during 2013, 2012 and 2011, respectively, and expects to make contributions of $247,000 during 2014.

The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the Delaware Plan is as follows:

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$3,181	$3,231	$4,280
Amendments	-	-	306
Interest cost	128	146	193
Actuarial (gain) loss	(134)	218	69
Settlement	-	(218)	(1,423)
Distributions	(202)	(196)	(194)
Benefit obligation at end of year	$2,973	$3,181	$3,231

Change in plan assets:
Fair value of plan assets at beginning of year	$1,739	$1,660	$3,017
Actual return on plan assets	201	287	10
Employer contributions	307	206	477
Settlement	-	(218)	(1,651)
Distributions	(202)	(196)	(193)
Fair value of plan assets at end of year	$2,045	$1,739	$1,660

Reconciliation of funded status to net amount recognized:
Funded status	$(928)	$(1,442)	$(1,571)
Net amount recognized	$(928)	$(1,442)	$(1,571)

Amounts recognized on the consolidated balance sheet:
Accrued benefit liability	$(928)	$(1,442)	$(1,571)
Accumulated other comprehensive loss (net of tax)	706	859	909
Net amount recognized	$(222)	$(583)	$(662)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,138	$1,386	$1,466
Net amount recognized	$1,138	$1,386	$1,466

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net gain	$(192)	$(31)	$(206)
Amortization of net loss	(56)	(49)	(304)
Total recognized in other comprehensive income (loss)	$(248)	$(80)	$(510)

Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Interest cost	$128	$146	$193
Expected return on plan assets	(142)	(134)	(211)
Recognized net actuarial loss	56	49	304
Net periodic pension cost	$42	$61	$286

The Company incurred settlement losses of $95,000 and $704,000 during 2012 and 2011, respectively, for lump-sum distributions to plan participants. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2014 is $40,000.

The projected benefit payments under the Delaware Plan are as follows:

Fiscal year(s)	In thousands
2014	$213
2015	209
2016	211
2017	205
2018	206
2019 - 2023	980

The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	September 28, 2013	September 29, 2012	October 1, 2011
Assumptions at year-end:
Discount rate	4.75%	4.00%	4.75%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

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

The Delaware Plan has a long-term target asset mix of 60% equities and 40% fixed income. The asset allocation for the Delaware Plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	September 28, 2013	September 28, 2013	September 29, 2012	October 1, 2011

Large-cap equities	35.0%	37.7%	39.3%	38.6%
Mid-cap equities	8.0%	8.1%	8.9%	9.1%
Small-cap equities	9.0%	8.5%	5.6%	6.1%
International equities	8.0%	7.5%	5.9%	6.0%
Fixed income securities	40.0%	36.1%	37.2%	39.3%
Cash and cash equivalents	0.0%	2.1%	3.1%	0.9%

As of September 28, 2013, the Delaware Plan’s assets include equity securities, fixed income securities and cash and cash equivalents, and were required to be measured at fair value. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value, defined as follows: Level 1 - observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market data exists, thereby requiring the development of valuation assumptions. The fair values of the Delaware Plan’s assets as of September 28, 2013 and September 29, 2012 are as follows:

(In thousands)	Total at September 28, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$771	$771	$-	$-
Mid-cap equities	165	165	-	-
Small-cap equities	174	174	-	-
International equities	153	153	-	-
Fixed income securities	739	739	-	-
Cash and cash equivalents	43	-	43	-
Total	$2,045	$2,002	$43	$-

(In thousands)	Total at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$684	$684	$-	$-
Mid-cap equities	155	155	-	-
Small-cap equities	98	98	-	-
International equities	103	103	-	-
Fixed income securities	646	646	-	-
Cash and cash equivalents	53	-	53	-
Total	$1,739	$1,686	$53	$-

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

The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized for the SERPs in the Company’s consolidated balance sheets is as follows:

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$7,461	$6,102	$5,590
Service cost	242	217	176
Interest cost	287	301	282
Actuarial loss (gain)	(807)	1,085	297
Distributions	(245)	(244)	(243)
Benefit obligation at end of year	$6,938	$7,461	$6,102

Change in plan assets:
Actual employer contributions	$245	$244	$244
Actual distributions	(245)	(244)	(244)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(6,938)	$(7,461)	$(6,102)
Net amount recognized	$(6,938)	$(7,461)	$(6,102)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,380	$2,324	$1,330
Unrecognized prior service cost	-	227	454
Net amount recognized	$1,380	$2,551	$1,784

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$(807)	$1,085	$297
Prior service costs	(227)	(227)	(227)
Amortization of net loss	(136)	(91)	(34)
Total recognized in other comprehensive income (loss)	$(1,170)	$767	$36

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Service cost	$242	$217	$176
Interest cost	287	301	282
Prior service cost	227	227	227
Amortization of net loss	136	91	34
Net periodic pension cost	$892	$836	$719

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2014 is $60,000.

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	September 28, 2013	September 29, 2012	October 1, 2011
Assumptions at year-end:
Discount rate	4.75%	4.00%	4.75%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	(In thousands)
2014	$290
2015	290
2016	290
2017	290
2018	357
2019- 2023	1,846

As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants the Company still maintains the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitles them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance policies on the Participants purchased and owned by the Company. The cash benefits paid under these SERPs were $28,000 in 2013, $62,000 in 2012 and $74,000 in 2011. The expense attributable to these SERPs was $15,000 in 2013, $15,000 in 2012 and $14,000 in 2011.

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

During 2011 - 2013, employees were permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. During 2011 - 2013, the Company matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. Company contributions to the Plan were $758,000 in 2013, $734,000 in 2012 and $604,000 in 2011.

Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA under which both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $3.6 million in 2013, $3.4 million in 2012 and $3.3 million in 2011. The Company is primarily self-insured for each employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.

(11) Commitments and Contingencies

Leases and purchase commitments. The Company leases a portion of its equipment under operating leases that expire at various dates through 2017. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $1.2 million in 2013, $908,000 in 2012 and $1.5 million in 2011. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2014, $845,000; 2015, $542,000; 2016, $183,000; 2017, $37,000; 2018 and beyond, $325,000.

As of September 28, 2013, the Company had $62.9 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $0.5 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in the consolidated financial statements.

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

On October 7, 2010, the Company participated in a structured mediation with ODOT and DSI which led to settlement of all of the above legal matters. The parties dismissed the action in the Middle District of North Carolina on December 23, 2010, and the Ohio Court of Claims action was dismissed on January 21, 2011. Pursuant to the settlement agreement, which was approved by the Ohio Court of Claims on January 5, 2011, the parties released each other from all liability arising out of the sale of strand for the bridge project. In connection with the settlement, the Company reserved the remaining outstanding balance that it was owed by DSI and agreed to make a cash payment of $600,000 to ODOT. During 2011, the Company paid the $600,000 settlement to ODOT and wrote off the DSI receivables against the previously established reserve. The resolution of this matter has enabled the Company to restore its commercial relationship with DSI that had existed prior to the initiation of the legal proceedings.

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

(12) Earnings (Loss) Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
(In thousands, except per share amounts)	September 28, 2013	September 29, 2012	October 1, 2011

Net earnings (loss)	$11,735	$1,809	$(387)

Basic weighted average shares outstanding	17,948	17,664	17,562
Dilutive effect of stock-based compensation	405	326	-
Diluted weighted average shares outstanding	18,353	17,990	17,562

Net earnings (loss) per share:
Basic	$0.65	$0.10	$(0.02)
Diluted	$0.64	$0.10	$(0.02)

Options, restricted stock awards and RSUs representing 248,000 shares in 2013, 600,000 shares in 2012 and 582,000 shares in 2011 were antidilutive and were not included in the diluted EPS computation. Options and restricted stock awards representing 223,000 shares were not included in the diluted EPS calculation in 2011 due to the net losses that were incurred.

(13) Business Segment Information

The Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and prestressed concrete strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment.

The Company’s net sales and long-lived assets (consisting of net property, plant and equipment, the cash surrender value of life insurance policies and intangible asset) by geographic region are as follows:

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Net sales:
United States	$357,890	$358,539	$329,168
Foreign	6,006	4,764	7,741
Total	$363,896	$363,303	$336,909

Long-lived assets:
United States	$90,922	$92,862	$93,490
Foreign	-	-	-
Total	$90,922	$92,862	$93,490

The Company’s net sales by product line are as follows:

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Net sales:
Welded wire reinforcement	$227,957	$230,049	$208,741
Prestressed concrete strand	135,939	133,254	128,168
Total	$363,896	$363,303	$336,909

There were no customers that accounted for 10% or more of the Company’s net sales in 2013, 2012 and 2011.

(14) Related Party Transactions

Sales to a company affiliated with one of the Company’s directors amounted to $674,000 in 2013, $280,000 in 2012 and $475,000 in 2011. Purchases from a company affiliated with one of the Company’s directors amounted to $6,000 in 2011. There were no such related party purchases in 2013 and 2012.

(15) Comprehensive Loss

The accumulated other comprehensive loss was comprised of the adjustment to the defined benefit plan liability as follows:

	Year Ended
(In thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Adjustment to defined benefit plan liability, net of taxes	$(1,562)	$(2,441)	$(2,015)
Total accumulated other comprehensive loss	$(1,562)	$(2,441)	$(2,015)

 (16) Other Financial Data

Balance sheet information:

(In thousands)	September 28, 2013	September 29, 2012
Accounts receivable, net:
Accounts receivable	$42,006	$43,261
Less allowance for doubtful accounts	(896)	(1,123)
Total	$41,110	$42,138

Inventories, net:
Raw materials	$33,842	$38,911
Work in process	3,074	3,634
Finished goods	21,877	23,229
Total	$58,793	$65,774

Other current assets:
Current deferred tax asset	$2,732	$3,958
Prepaid insurance	1,332	1,755
Other	1,799	1,433
Total	$5,863	$7,146

Other assets:
Cash surrender value of life insurance policies, net of loans of $ - and $486	$6,145	$5,146
Intangible asset, net of accumulated amortization of $163 and $ -	1,724	-
Capitalized financing costs, net	171	274
Other	350	348
Total	$8,390	$5,768

Property, plant and equipment, net:
Land and land improvements	$9,175	$9,131
Buildings	42,258	41,585
Machinery and equipment	129,861	121,321
Construction in progress	210	5,270
	181,504	177,307
Less accumulated depreciation	(98,451)	(89,591)
Total	$83,053	$87,716

Accrued expenses:
Salaries, wages and related expenses	$2,790	$1,342
Property taxes	1,155	1,233
Pension plan	928	1,442
Customer rebates	813	716
Worker's compensation	307	327
Interest	31	29
Other	830	788
Total	$6,854	$5,877

Other liabilities:
Deferred income taxes	$7,281	$4,087
Deferred compensation	6,897	7,487
Total	$14,178	$11,574

(17) Rights Agreement

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

(18) Product Warranties

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

(19) Share Repurchases

On November 18, 2008, the Company’s Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at its discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of September 28, 2013, there was $24.8 million remaining available for future share repurchases under this authorization. During 2011, the Company repurchased $143,000 or 12,633 shares of its common stock through restricted stock net-share settlements. There were no share repurchases during 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries as of September 28, 2013 and September 29, 2012 and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8(b), Supplementary Data. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 29, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 29, 2013

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 28, 2013, SEPTEMBER 29, 2012 and OCTOBER 1, 2011

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Balance, beginning of year	$1,123	$761	$2,296
Amounts charged to earnings	(100)	449	307
Write-offs, net of recoveries	(127)	(87)	(1,842)
Balance, end of year	$896	$1,123	$761

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2013. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 28, 2013. During the quarter ended September 28, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 28, 2013. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina Corporation) and subsidiaries as of September 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 28, 2013, and our report dated October 29, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 29, 2013

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership – Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item and not presented herein appears under the captions “Voting Securities” and “Security Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

September 28, 2013

(In thousands, except exercise price amount)

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	918	$12.65	587	(1)

(1)

In addition to being available for future issuance upon the exercise of stock options that may be granted after September 28, 2013, the securities shown are available for future issuance in the form of restricted stock, restricted stock units and other stock-based awards made under our 2005 Equity Incentive Plan, as amended.

We do not have any equity compensation plans that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

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

INSTEEL INDUSTRIES, INC.

Registrant

Date: October 29, 2013	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 29, 2013 below by the following persons on behalf of the registrant and in the capacities indicated:

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

EXHIBIT INDEX

to

Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 28, 2013

Exhibit Number	Description

2.1

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

10.2

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

10.3*

1994 Employee Stock Option Plan of Insteel Industries, Inc. (as amended and restated effective February 1, 2000) (incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 filed on February 23, 2000).

10.4*

1994 Director Stock Option Plan of the Company (as Amended and Restated Effective as of April 28, 1998) (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended October 3, 1998 filed on December 3, 1998).

10.5*

Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended effective September 18, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.6*

Form of Amended and Restated Change in Control Severance Agreements between the Company and each of H.O. Woltz III and Michael C. Gazmarian, respectively, each dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.7*

Form of Amended and Restated Severance Agreements with H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006 (each agreement is substantially identical to the form in all material respects) (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.8*

Change in Control Severance Agreement between the Company and James F. Petelle dated November 14, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.9*

Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 filed on December 10, 1997).

10.10*

Amended and Restated Retirement Security Agreement by and between the Company and H.O. Woltz III dated September 19, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.11*

Form of Retirement Security Agreement between the Company and each of Michael C. Gazmarian, James F. Petelle and Richard T. Wagner, respectively, dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.12*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).
10.13*

Relocation Proposal between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 10.20.1 of the Company's Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.14*

Addendum to Relocation Proposal between the Company and James F. Petelle, dated September 18, 2009 (incorporated by reference to Exhibit 10.20.2 of the Company's Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.15*

Amended and Restated Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

EXHIBIT INDEX

to

Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 28, 2013

Exhibit Number	Description

10.16*

2005 Equity Incentive Plan of Insteel Industries, Inc., as amended on November 8, 2011 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 10, 2011).

10.17*

Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.18*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).
10.19*

Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.20*	Form of Amendment to 2005 Equity Incentive Plan of Insteel Industries, Inc. dated August 20, 2013
21.1	List of Subsidiaries of Insteel Industries, Inc. at September 28, 2013.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 28, 2013, filed on October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 28, 2013, September 29, 2012 and October 1, 2011, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended September 28, 2013, September 29, 2012 and October 1, 2011, (iii) the Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended September 28, 2013, September 29, 2012 and October 1, 2011, (v) the Consolidated Statements of Shareholders’ Equity as of September 28, 2013, September 29, 2012 and October 1, 2011 and (vi) the Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-9929.