Form 10-Q
period 2013-12-28
INSTEEL INDUSTRIES INC
filed 2014-01-16
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2013

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

The number of shares outstanding of the registrant’s common stock as of January 15, 2014 was 18,211,194.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012

Net sales	$87,218	$85,887
Cost of sales	78,163	77,294
Gross profit	9,055	8,593
Selling, general and administrative expense	4,705	4,842
Other income, net	(32)	-
Interest expense	56	72
Interest income	(5)	-
Earnings before income taxes	4,331	3,679
Income taxes	1,584	1,277
Net earnings	$2,747	$2,402

Net earnings per share:
Basic	$0.15	$0.14
Diluted	0.15	0.13

Weighted average shares outstanding:
Basic	18,189	17,724
Diluted	18,587	18,088

Cash dividends declared per share	$0.03	$0.28

Comprehensive income	$2,747	$2,402

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) December 28, 2013	(Audited) September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$18,985	$15,440
Accounts receivable, net	33,754	41,110
Inventories, net	70,026	58,793
Other current assets	4,804	5,863
Total current assets	127,569	121,206
Property, plant and equipment, net	83,447	83,053
Other assets	8,379	8,390
Total assets	$219,395	$212,649

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$34,861	$30,561
Accrued expenses	6,696	6,854
Total current liabilities	41,557	37,415
Other liabilities	14,349	14,178
Commitments and contingencies
Shareholders' equity:
Common stock	18,202	18,185
Additional paid-in capital	55,667	55,452
Retained earnings	91,182	88,981
Accumulated other comprehensive loss	(1,562)	(1,562)
Total shareholders' equity	163,489	161,056
Total liabilities and shareholders' equity	$219,395	$212,649

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash Flows From Operating Activities:
Net earnings	$2,747	$2,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,424	2,332
Amortization of capitalized financing costs	26	26
Stock-based compensation expense	408	313
Excess tax benefits from stock-based compensation	(86)	(36)
Loss on sale of property, plant and equipment	-	12
Deferred income taxes	319	1,237
Increase in cash surrender value of life insurance policies over premiums paid	(289)	-
Net changes in assets and liabilities:
Accounts receivable, net	7,356	6,891
Inventories	(11,233)	9,535
Accounts payable and accrued expenses	4,387	556
Other changes	263	205
Total adjustments	3,575	21,071
Net cash provided by operating activities	6,322	23,473

Cash Flows From Investing Activities:
Capital expenditures	(1,984)	(2,561)
Proceeds from life insurance claims	-	505
Decrease (increase) in cash surrender value of life insurance policies	(99)	32
Proceeds from surrender of life insurance policies	28	-
Net cash used for investing activities	(2,055)	(2,024)

Cash Flows From Financing Activities:
Proceeds from long-term debt	118	3,494
Principal payments on long-term debt	(118)	(14,969)
Cash dividends paid	(546)	(4,969)
Cash received from exercise of stock options	12	63
Excess tax benefits from stock-based compensation	86	36
Payment of employee tax withholdings related to net share transactions	(274)	-
Other	-	(299)
Net cash used for financing activities	(722)	(16,644)

Net increase in cash and cash equivalents	3,545	4,805
Cash and cash equivalents at beginning of period	15,440	10
Cash and cash equivalents at end of period	$18,985	$4,815

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2	$18
Income taxes, net	33	13
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	740	135
Restricted stock units and stock options surrendered for withholding taxes payable	274	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 28, 2013	18,185	$18,185	$55,452	$88,981	$(1,562)	$161,056

Net earnings				2,747		2,747
Stock options exercised, net	17	17	(5)			12
Compensation expense associated with stock-based plans			408			408
Excess tax benefits from stock-based compensation			86			86
Restricted stock units and stock options surrendered for withholding taxes payable			(274)			(274)
Cash dividends declared				(546)		(546)
Balance at December 28, 2013	18,202	$18,202	$55,667	$91,182	$(1,562)	$163,489

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The September 28, 2013 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 28, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2014 or future periods.

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The Company adopted ASU No. 2013-02 in the first quarter of fiscal 2014. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

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

As of December 28, 2013 and September 28, 2013, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	Total at December 28, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
(In thousands)
Current assets:
Cash equivalents	$20,152	$20,152	$-

Other assets:
Cash surrender value of life insurance policies	6,505	-	6,505
Total	$26,657	$20,152	$6,505

	Total at September 28, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
(In thousands)
Current assets:
Cash equivalents	$15,534	$15,534	$-

Other assets:
Cash surrender value of life insurance policies	6,145	-	6,145
Total	$21,679	$15,534	$6,145

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

As of December 28, 2013 and September 28, 2013, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(4) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of December 28, 2013, there were 587,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three-month periods ended December 28, 2013 and December 29, 2012 are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
(In thousands)
Stock options:
Compensation expense	$165	$139
Excess tax benefits	(86)	(36)

As of December 28, 2013, the remaining unamortized compensation cost related to unvested stock option awards was $458,000, which is expected to be recognized over a weighted average period of 1.15 years.

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

The following table summarizes stock option activity for the three-month period ended December 28, 2013:

	Options	Exercise Price Per Share				Contractual Term -	Aggregate Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average (years)	(in thousands)
Outstanding at September 28, 2013	918	$5.43	-	$20.27	$12.65
Exercised	(72)	9.16	-	13.06	11.03		$592
Outstanding at December 28, 2013	846	5.43	-	20.27	12.78	5.87	8,332

Vested and anticipated to vest in the future at December 28, 2013	841				12.78	5.85	8,288

Exercisable at December 28, 2013	554				12.24	4.39	5,754

Stock option exercises included “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU compensation expense for the three-month periods ended December 28, 2013 and December 29, 2012 is as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
(In thousands)
Compensation expense	$243	$174

As of December 28, 2013, the remaining unrecognized compensation cost related to unvested RSUs was $741,000, which is expected to be recognized over a weighted average vesting period of 1.46 years.

The following table summarizes RSU activity during the three-month period ended December 28, 2013:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
(Unit amounts in thousands)
Balance, September 28, 2013	221	$13.20
Granted	-	-
Released	-	-
Balance, December 28, 2013	221	$13.20

(5) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 36.6% for the three-month period ended December 28, 2013 compared with 34.7% for the three-month period ended December 29, 2012. The year-over-year increase in the effective rate was primarily due to changes in permanent book versus tax differences. The effective income tax rates for both periods were based upon the estimated effective income tax rate applicable for the entire fiscal year after giving effect to any significant items related specifically to interim periods.

Deferred income taxes. As of December 28, 2013, the Company has recorded a current deferred tax asset (net of valuation allowance) of $2.5 million in other current assets and a non-current deferred tax liability of $7.4 million in other liabilities on its consolidated balance sheet. The Company has $22.4 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2032. The Company has also recorded $261,000 of gross deferred tax assets for various state tax credits that begin to expire in 2014, but principally expire between 2014 and 2020.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. The Company recorded a valuation allowance of $625,000 and $730,000 as of December 28, 2013 and September 28, 2013, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized.

The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization is more likely than not.

Uncertainty in income taxes. Based on management’s judgment, as of December 28, 2013, the Company has no material, known tax exposures that require the establishment of a liability for uncertain tax positions.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2008 remain subject to examination together with certain state tax returns filed by the Company subsequent to 2003.

(6) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $49,000 to the Delaware Plan during the three-month period ended December 28, 2013 and expects to contribute an additional $191,000 during the remainder of the current fiscal year.

Net periodic pension costs and related components for the Delaware Plan for the three-month periods ended December 28, 2013 and December 29, 2012 are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
(In thousands)
Interest cost	$34	$32
Expected return on plan assets	(41)	(36)
Recognized net actuarial loss	11	14
Net periodic pension cost	$4	$10

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

Net periodic benefit costs and related components for the SERPs for the three-month periods ended December 28, 2013 and December 29, 2012 are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
(In thousands)
Service cost	$55	$60
Interest cost	79	72
Amortization of prior service cost	-	57
Recognized net actuarial loss	13	34
Net periodic benefit cost	$147	$223

(7) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 28, 2013, no borrowings were outstanding on the Credit Facility, $74.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of December 28, 2013, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of December 28, 2013, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $26,000 for each of the three-month periods ended December 28, 2013 and December 29, 2012. Accumulated amortization of capitalized financing costs was $4.3 million as of December 28, 2013 and September 28, 2013.

(8) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three-month periods ended December 28, 2013 and December 29, 2012 are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
(In thousands except per share amounts)

Net earnings available to common shareholders	$2,747	$2,402

Basic weighted average shares outstanding	18,189	17,724
Dilutive effect of stock-based compensation	398	364
Diluted weighted average shares outstanding	18,587	18,088

Net earnings per share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.13

Options and RSUs representing 123,000 and 419,000 shares for the three-month periods ended December 28, 2013 and December 29, 2012, respectively, were antidilutive and were not included in the diluted earnings per share calculation.

(9) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of December 28, 2013, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month periods ended December 28, 2013 and December 29, 2012.

(10) Other Financial Data

Balance sheet information:

	December 28, 2013	September 28, 2013
(In thousands)
Accounts receivable, net:
Accounts receivable	$34,602	$42,006
Less allowance for doubtful accounts	(848)	(896)
Total	$33,754	$41,110

Inventories, net:
Raw materials	$44,305	$33,842
Work in process	3,214	3,074
Finished goods	22,507	21,877
Total	$70,026	$58,793

Other current assets:
Current deferred tax asset	$2,508	$2,732
Prepaid insurance	1,483	1,332
Other	813	1,799
Total	$4,804	$5,863

Other assets:
Cash surrender value of life insurance policies	$6,505	$6,145
Intangible asset, net of accumulated amortization of $257 and $163	1,630	1,724
Capitalized financing costs, net	146	171
Other	98	350
Total	$8,379	$8,390

Property, plant and equipment, net:
Land and land improvements	$9,175	$9,175
Buildings	42,258	42,258
Machinery and equipment	129,995	129,861
Construction in progress	2,721	210
	184,149	181,504
Less accumulated depreciation	(100,702)	(98,451)
Total	$83,447	$83,053

Accrued expenses:
Salaries, wages and related expenses	$1,892	$2,790
Property taxes	955	1,155
Customer rebates	911	813
Pension plan	883	928
Deferred revenues	657	79
Accrued income taxes	324	-
Workers' compensation	307	307
Interest	29	31
Other	738	751
Total	$6,696	$6,854

Other liabilities:
Deferred income taxes	$7,376	$7,281
Deferred compensation	6,973	6,897
Total	$14,349	$14,178

(11) Business Segment Information

The Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and prestressed concrete strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment.

(12) Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the continuation of reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in United States or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs; and

●	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 28, 2013 and in other filings that we make with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 28, 2013	Change		December 29, 2012

Net sales	$87,218	1.5%		$85,887
Gross profit	9,055	5.4%		8,593
Percentage of net sales	10.4%			10.0%
Selling, general and administrative expense	$4,705	(2.8%	)	$4,842
Percentage of net sales	5.4%			5.6%
Interest expense	$56	(22.2%	)	$72
Effective income tax rate	36.6%			34.7%
Net earnings	$2,747	14.4%		$2,402

First Quarter of Fiscal 2014 Compared to First Quarter of Fiscal 2013

Net Sales

Net sales for the first quarter of 2014 increased 1.5% to $87.2 million from $85.9 million in the same year-ago period. Shipments for the quarter increased 6.4% while average selling prices decreased 4.6% from the prior year levels. The increase in shipments was primarily due to modest improvement in market conditions and demand for our products relative to the prior year period. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect reduced volumes due to the continued weakness in our construction end-markets.

Gross Profit

Gross profit for the first quarter of 2014 increased 5.4% to $9.1 million, or 10.4% of net sales, from $8.6 million, or 10.0% of net sales, in the same year-ago period. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs relative to the prior year period together with higher shipments. Gross profit for both periods was unfavorably impacted by reduced shipment volumes and elevated unit conversion costs resulting from compressed operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2014 decreased 2.8% to $4.7 million, or 5.4% of net sales, from $4.8 million, or 5.6% of net sales, in the same year-ago period primarily due to the relative year-over-year change in the cash surrender value of life insurance policies ($319,000) partially offset by higher incentive compensation expense ($132,000). The cash surrender value of life insurance policies increased $289,000 in the current year quarter compared with a decrease of $30,000 in the prior year quarter due to the changes in the value of the underlying investments. The increase in incentive compensation expense was driven by our improved financial results in the current year.

Interest Expense

Interest expense for the first quarter of 2014 decreased 22.2% to $56,000 from $72,000 in the same year-ago period primarily due to the reduction in debt outstanding.

Income Taxes

Our effective income tax rate for the first quarter of 2014 increased to 36.6% from 34.7% in the same year-ago period primarily due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first quarter of 2014 were $2.7 million ($0.15 per share) compared to $2.4 million ($0.13 per diluted share) in the same year-ago period primarily due to the increase in gross profit and decrease in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net cash provided by operating activities	$6,322	$23,473
Net cash used for investing activities	(2,055)	(2,024)
Net cash used for financing activities	(722)	(16,644)

Net working capital	86,012	65,149
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$163,489	$147,345
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$163,489	$147,345

Operating Activities

Operating activities provided $6.3 million of cash during the first quarter of 2014 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $0.5 million of cash due to a $7.3 million decrease in accounts receivable and a $4.4 million increase in accounts payable and accrued expenses partially offset by an $11.2 million increase in inventories. The decrease in accounts receivable was due to the usual seasonal downturn in sales. The increases in inventories and accounts payable and accrued expenses were primarily driven by higher raw material purchases.

Operating activities provided $23.5 million of cash during the same period last year due to the increase in net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $17.0 million of cash due to a $9.5 million decrease in inventories, a $6.9 million decrease in accounts receivable and a $0.6 million increase in accounts payable and accrued expenses. The reduction in inventories was primarily driven by lower raw material purchases. The decrease in accounts receivable was due to the usual seasonal downturn in sales.

We may elect to make additional adjustments in our operating activities should the continued weakness in our construction end markets persist, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $2.1 million of cash during the first quarter of 2014 compared to $2.0 million during the same period last year. Capital expenditures for the first quarter of 2014 and 2013 were $2.0 million and $2.6 million, respectively, and are expected to total less than $12.0 million during fiscal 2014. The prior year uses of cash were partially offset by $0.5 million of proceeds from life insurance claims. Our investing activities are largely discretionary, providing us with the ability to significantly curtail future outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $0.7 million of cash during the first quarter of 2014 compared to $16.6 million during the same period last year. Net repayments of borrowings on our revolving credit facility used $11.5 million of cash in the prior year period. Cash dividend payments were $0.5 million ($0.03 per share) in the current year and $5.0 million in the prior year period, including a special cash dividend of $4.5 million ($0.25 per share) and a regular cash dividend of $0.5 million ($0.03 per share). While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures in June 2016. As of December 28, 2013, no borrowings were outstanding on the Credit Facility, $74.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2013 and the first quarter of 2014, wire rod prices fluctuated within a narrower range and inflation did not have a material impact on our sales or earnings. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of September 28, 2013 other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 28, 2013 for further information regarding our critical accounting policies and estimates. As of December 28, 2013, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 28, 2013.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended September 28, 2013, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2014, conditions in our construction end-markets appear to be gradually improving following the steep decline in demand that we have experienced in recent years. There are growing indications the recovery in nonresidential construction, our primary demand driver, is strengthening, which should favorably impact our financial results through higher shipment volumes and operating levels at our facilities.

                We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect the contributions from our 2010 acquisition of Ivy Steel and Wire, Inc. will increase during the remainder of the year through the realization of additional operational synergies and the anticipated benefits from the reconfiguration of our combined welded wire reinforcement operations. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further potential acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2014, a 10% increase in the price of steel wire rod would have resulted in a $5.6 million decrease in our pre-tax earnings for the quarter ended December 28, 2013 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of December 28, 2013, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 28, 2013.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 28, 2013. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 28, 2013, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 28, 2013, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of December 28, 2013, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month periods ended December 28, 2013 and December 29, 2012.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 28, 2013 and December 29, 2012, (ii) the Consolidated Balance Sheets as of December 28, 2013 and September 28, 2013, (iii) the Consolidated Statements of Cash Flows for the three months ended December 28, 2013 and December 29, 2012, (iv) the Consolidated Statements of Shareholders’ Equity as of December 28, 2013 and September 28, 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: January 16, 2014	By:	/s/ Michael C. Gazmarian
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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 28, 2013 and December 29, 2012, (ii) the Consolidated Balance Sheets as of December 28, 2013 and September 28, 2013, (iii) the Consolidated Statements of Cash Flows for the three months ended December 28, 2013 and December 29, 2012, (iv) the Consolidated Statements of Shareholders’ Equity as of December 28, 2013 and September 28, 2013, and (v) the Notes to Consolidated Financial Statements.