Form 10-Q
period 2014-03-29
INSTEEL INDUSTRIES INC
filed 2014-04-17
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2014

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

The number of shares outstanding of the registrant’s common stock as of April 16, 2014 was 18,257,221.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net sales	$91,436	$82,873	$178,654	$168,760
Cost of sales	79,830	71,822	157,993	149,116
Gross profit	11,606	11,051	20,661	19,644
Selling, general and administrative expense	5,984	5,245	10,689	10,087
Other expense (income), net	228	(85)	196	(85)
Interest expense	57	53	113	125
Interest income	(1)	(2)	(6)	(2)
Earnings before income taxes	5,338	5,840	9,669	9,519
Income taxes	1,816	2,126	3,400	3,403
Net earnings	$3,522	$3,714	$6,269	$6,116

Net earnings per share:
Basic	$0.19	$0.21	$0.34	$0.34
Diluted	0.19	0.20	0.34	0.34

Weighted average shares outstanding:
Basic	18,234	17,846	18,212	17,785
Diluted	18,637	18,286	18,612	18,187

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.31

Comprehensive income	$3,522	$3,714	$6,269	$6,116

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 29, 2014	(Audited) September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$19,181	$15,440
Accounts receivable, net	41,175	41,110
Inventories, net	71,399	58,793
Other current assets	5,114	5,863
Total current assets	136,869	121,206
Property, plant and equipment, net	81,169	83,053
Other assets	8,413	8,390
Total assets	$226,451	$212,649

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,318	$30,561
Accrued expenses	6,327	6,854
Total current liabilities	44,645	37,415
Long-term debt	-	-
Other liabilities	14,486	14,178
Commitments and contingencies
Shareholders' equity:
Common stock	18,257	18,185
Additional paid-in capital	56,469	55,452
Retained earnings	94,156	88,981
Accumulated other comprehensive loss	(1,562)	(1,562)
Total shareholders' equity	167,320	161,056
Total liabilities and shareholders' equity	$226,451	$212,649

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash Flows From Operating Activities:
Net earnings	$6,269	$6,116
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,902	4,739
Amortization of capitalized financing costs	51	51
Stock-based compensation expense	1,228	1,093
Deferred income taxes	217	2,913
Excess tax benefits from stock-based compensation	(191)	(331)
Loss (gain) on sale of property, plant and equipment	510	(67)
Gain from life insurance proceeds	-	(45)
Increase in cash surrender value of life insurance policies over premiums paid	(358)	(291)
Net changes in assets and liabilities:
Accounts receivable, net	(65)	8,552
Inventories	(12,606)	(441)
Accounts payable and accrued expenses	7,872	3,803
Other changes	130	(13)
Total adjustments	1,690	19,963
Net cash provided by operating activities	7,959	26,079

Cash Flows From Investing Activities:
Capital expenditures	(2,964)	(3,724)
Proceeds from life insurance claims	-	505
Increase in cash surrender value of life insurance policies	(269)	(26)
Proceeds from surrender of life insurance policies	113	3
Proceeds from fire loss insurance	135	-
Proceeds from sale of property, plant and equipment	-	100
Net cash used for investing activities	(2,985)	(3,142)

Cash Flows From Financing Activities:
Proceeds from long-term debt	217	4,385
Principal payments on long-term debt	(217)	(15,860)
Cash dividends paid	(1,094)	(5,510)
Cash received from exercise of stock options	175	2,257
Excess tax benefits from stock-based compensation	191	331
Payment of employee tax withholdings related to net share transactions	(505)	-
Other	-	(647)
Net cash used for financing activities	(1,233)	(15,044)

Net increase in cash and cash equivalents	3,741	7,893
Cash and cash equivalents at beginning of period	15,440	10
Cash and cash equivalents at end of period	$19,181	$7,903

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2	$20
Income taxes, net	2,502	721
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	375	276
Restricted stock units and stock options surrendered for withholding taxes payable	505	267

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 28, 2013	18,185	$18,185	$55,452	$88,981	$(1,562)	$161,056

Net earnings				6,269		6,269
Stock options exercised, net	36	36	139			175
Vesting of restricted stock units	36	36	(36)			-
Compensation expense associated with stock-based plans			1,228			1,228
Excess tax benefits from stock-based compensation			191			191
Restricted stock units and stock options surrendered for withholding taxes payable			(505)			(505)
Cash dividends declared				(1,094)		(1,094)
Balance at March 29, 2014	18,257	$18,257	$56,469	$94,156	$(1,562)	$167,320

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2014 or future periods.

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

As of March 29, 2014 and September 28, 2013, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at March 29, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$20,448	$20,448	$-

Other assets:
Cash surrender value of life insurance policies	6,659	-	6,659
Total	$27,107	$20,448	$6,659

(In thousands)	Total at September 28, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$15,534	$15,534	$-

Other assets:
Cash surrender value of life insurance policies	6,145	-	6,145
Total	$21,679	$15,534	$6,145

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

As of March 29, 2014 and September 28, 2013, the Company did not have any nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(4) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of March 29, 2014, there were 480,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and six-month periods ended March 29, 2014 and March 30, 2013 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Stock options:
Compensation expense	$358	$347	$523	$486
Excess tax benefits	(105)	(295)	(191)	(331)

As of March 29, 2014, the remaining unamortized compensation cost related to unvested stock option awards was $579,000, which is expected to be recognized over a weighted average period of 1.18 years.

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

The estimated fair value of stock options granted during the three- and six-month periods ended March 29, 2014 and March 30, 2013 was $6.93 and $7.17, respectively, based on the following assumptions:

	Six Months Ended
	March 29, 2014	March 30, 2013
Risk-free interest rate	1.56%	1.25%
Dividend yield	0.62%	0.74%
Expected volatility	41.46%	48.15%
Expected term (in years)	4.94	6.47

The following table summarizes stock option activity for the six-month period ended March 29, 2014:

	Options	Exercise Price Per Share				Contractual Term -	Aggregate Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average (years)	(in thousands)
Outstanding at September 28, 2013	918	$5.43	-	$20.27	$12.65
Granted	67	19.08	-	19.08	19.08
Exercised	(90)	6.89	-	13.06	10.58		$804
Outstanding at March 29, 2014	895	5.43	-	20.27	13.34	6.02	5,318

Vested and anticipated to vest in the future at March 29, 2014	893				13.33	6.01	5,310

Exercisable at March 29, 2014	604				12.53	4.64	4,095

Stock option exercises included “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU compensation expense for the three- and six-month periods ended March 29, 2014 and March 30, 2013 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Restricted stock unit grants:
Units	40	43	40	43
Market value	$763	$703	$763	$703
Compensation expense	462	433	705	607

As of March 29, 2014, the remaining unrecognized compensation cost related to unvested RSUs was $1.1 million, which is expected to be recognized over a weighted average vesting period of 1.38 years.

The following table summarizes RSU activity during the six-month period ended March 29, 2014:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, September 28, 2013	221	$13.20
Granted	40	19.08
Released	(49)	13.63
Balance, March 29, 2014	212	$14.21

(5) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 35.2% for the six-month period ended March 29, 2014 compared with 35.7% for the six-month period ended March 30, 2013. The year-over-year decrease in the effective rate was primarily due to changes in permanent tax differences. The effective income tax rates for both periods were based upon the estimated effective income tax rate applicable for the entire fiscal year after giving effect to any significant items related specifically to interim periods.

Deferred income taxes. As of March 29, 2014, the Company has recorded a current deferred tax asset (net of valuation allowance) of $2.7 million in other current assets and a non-current deferred tax liability of $7.5 million in other liabilities on its consolidated balance sheet. The Company has $22.4 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2032. The Company has also recorded $261,000 of gross deferred tax assets for various state tax credits that begin to expire in 2014, but principally expire between 2014 and 2020.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. The Company recorded a valuation allowance of $625,000 and $730,000 as of March 29, 2014 and September 28, 2013, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized.

The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. Based on management’s judgment, as of March 29, 2014, the Company has no material, known tax exposures that require the establishment of a liability for uncertain tax positions.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2009 remain subject to examination together with certain state tax returns filed by the Company subsequent to 2003.

(6) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $52,000 and $101,000 to the Delaware Plan during the three- and six-month periods ended March 29, 2014, respectively, and expects to contribute an additional $139,000 during the remainder of the current fiscal year.

Net periodic pension costs and related components for the Delaware Plan for the three- and six-month periods ended March 29, 2014 and March 30, 2013 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Interest cost	$34	$32	$68	$64
Expected return on plan assets	(41)	(36)	(82)	(72)
Recognized net actuarial loss	11	14	22	28
Net periodic pension cost	$4	$10	$8	$20

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

Net periodic benefit costs and related components for the SERPs for the three- and six-month periods ended March 29, 2014 and March 30, 2013 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$55	$60	$110	$120
Interest cost	79	72	158	144
Amortization of prior service cost	-	57	-	114
Recognized net actuarial loss	13	34	26	68
Net periodic benefit cost	$147	$223	$294	$446

(7) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 29, 2014, no borrowings were outstanding on the Credit Facility, $81.3 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of March 29, 2014, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of March 29, 2014, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $25,000 for each of the three-month periods ended March 29, 2014 and March 30, 2013 and $51,000 for each of the six-month periods ended March 29, 2014 and March 30, 2013. Accumulated amortization of capitalized financing costs was $4.3 million as of March 29, 2014 and September 28, 2013.

(8) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three- and six-month periods ended March 29, 2014 and March 30, 2013 are as follows:

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net earnings available to common shareholders	$3,522	$3,714	$6,269	$6,116

Basic weighted average shares outstanding	18,234	17,846	18,212	17,785
Dilutive effect of stock-based compensation	403	440	400	402
Diluted weighted average shares outstanding	$18,637	$18,286	$18,612	$18,187

Net earnings per share:
Basic	$0.19	$0.21	$0.34	$0.34
Diluted	$0.19	$0.20	$0.34	$0.34

Options and RSUs representing 146,000 and 283,000 shares for the three-month periods ended March 29, 2014 and March 30, 2013, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options and RSUs representing 135,000 and 351,000 shares for the six-month periods ended March 29, 2014 and March 30, 2013, respectively, were antidilutive and were not included in the diluted earnings per share calculation.

(9) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of March 29, 2014, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended March 29, 2014 and March 30, 2013.

(10) Other Financial Data

Balance sheet information:

(In thousands)	March 29, 2014	September 28, 2013
Accounts receivable, net:
Accounts receivable	$42,088	$42,006
Less allowance for doubtful accounts	(913)	(896)
Total	$41,175	$41,110

Inventories, net:
Raw materials	$39,942	$33,842
Work in process	3,231	3,074
Finished goods	28,226	21,877
Total	$71,399	$58,793

Other current assets:
Current deferred tax asset	$2,685	$2,732
Prepaid insurance	1,388	1,332
Other	1,041	1,799
Total	$5,114	$5,863

Other assets:
Cash surrender value of life insurance policies	$6,659	$6,145
Intangible asset, net of accumulated amortization of $351 and $163	1,536	1,724
Capitalized financing costs, net	120	171
Other	98	350
Total	$8,413	$8,390

Property, plant and equipment, net:
Land and land improvements	$9,175	$9,175
Buildings	41,149	42,258
Machinery and equipment	129,842	129,861
Construction in progress	2,621	210
	182,787	181,504
Less accumulated depreciation	(101,618)	(98,451)
Total	$81,169	$83,053

Accrued expenses:
Salaries, wages and related expenses	$2,584	$2,790
Pension plan	834	928
Customer rebates	800	813
Deferred revenues	577	79
Property taxes	417	1,155
Workers' compensation	290	307
Interest	31	31
Other	794	751
Total	$6,327	$6,854

Other liabilities:
Deferred income taxes	$7,451	$7,281
Deferred compensation	7,035	6,897
Total	$14,486	$14,178

(11) Business Segment Information

The Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and prestressed concrete strand (“PC strand”). Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment.

(12) Contingencies

Insurance recoveries. On January 21, 2014, a fire occurred at the Company’s Gallatin, Tennessee PC strand manufacturing facility. The fire damaged a portion of the facility, requiring the temporary curtailment of operations until the necessary repairs are completed. The Company has shifted a portion of its production requirements to its other PC strand manufacturing facility located in Sanderson, Florida, which was operating at a reduced utilization level.

The Company maintains general liability, business interruption and replacement cost property insurance coverage on its facilities that it believes is sufficient to cover the currently foreseeable losses arising from the fire. During the quarter ended March 29, 2014 the Company received $1.3 million of insurance proceeds that were used to cover costs incurred to date for additional plant expenses and the replacement of damaged equipment. The insurance proceeds attributable to the additional plant expenses were recorded in cost of sales ($1.1 million) and selling, general and administrative expense ($25,000) on the consolidated statement of operations and comprehensive income. The insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities and all other insurance proceeds received are reported in cash flows from operating activities on the consolidated statement of cash flows. The repairs to the damaged portion of the facility are expected to be completed during the fourth quarter of 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”). You should carefully review these risks and uncertainties.

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

●

the adverse impact of the fire at our Gallatin, Tennessee PC strand manufacturing facility, including operational interruptions, higher than anticipated repair costs, reduced production levels and lower than anticipated insurance reimbursements; and

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 29, 2014	Change	March 30, 2013	March 29, 2014	Change	March 30, 2013

Net sales	$91,436	10.3%	$82,873	$178,654	5.9%	$168,760
Gross profit	11,606	5.0%	11,051	20,661	5.2%	19,644
Percentage of net sales	12.7%		13.3%	11.6%		11.6%
Selling, general and administrative expense	$5,984	14.1%	$5,245	$10,689	6.0%	$10,087
Percentage of net sales	6.5%		6.3%	6.0%		6.0%
Other expense (income), net	$228	N/M	$(85)	$196	N/M	$(85)
Interest expense	57	7.5%	53	113	(9.6%)	125
Interest income	(1)	(50.0%)	(2)	(6)	N/M	(2)
Effective income tax rate	34.0%		36.4%	35.2%		35.7%
Net earnings	$3,522	(5.2%)	$3,714	$6,269	2.5%	$6,116

"N/M" = not meaningful

Second Quarter of Fiscal 2014 Compared to Second Quarter of Fiscal 2013

Net Sales

Net sales for the second quarter of 2014 increased 10.3% to $91.4 million from $82.9 million in the same year-ago period. Shipments for the quarter increased 12.8% while average selling prices decreased 2.1% from the prior year levels. The increase in shipments was primarily due to improved market conditions and increased demand for our products relative to the prior year period. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect depressed volumes on an absolute basis relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the second quarter of 2014 increased 5.0% to $11.6 million, or 12.7% of net sales, from $11.1 million, or 13.3% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher shipments ($1.5 million) partially offset by lower spreads between average selling prices and raw material costs ($0.2 million) and higher unit conversion costs ($0.2 million). The decrease in spreads was driven by lower average selling prices ($2.0 million) and higher freight expense ($0.3 million) largely offset by lower raw material costs ($2.1 million). Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2014 increased 14.1% to $6.0 million, or 6.5% of net sales, from $5.2 million, or 6.3% of net sales, in the same year-ago period primarily due to the relative year-over-year change in the cash surrender value of life insurance policies ($252,000) together with higher employee benefit costs ($164,000) and bad debt expense ($134,000). The cash surrender value of life insurance policies increased $69,000 in the current year quarter compared with an increase of $321,000 in the prior year quarter due to the changes in the value of the underlying investments. The increase in employee benefit costs was primarily related to higher medical insurance costs in the current year. The increase in bad debt expense resulted from an adjustment to the allowance for doubtful accounts that was driven by the increases in sales and accounts receivable.

Other Expense (Income)

Other expense for the second quarter of 2014 was $228,000 compared to other income of $85,000 in the same year-ago period. The other expense for the current year period was primarily related to the net loss on the disposal of equipment that was damaged in the fire at the Company’s Gallatin, Tennessee PC strand manufacturing facility.

Interest Expense

Interest expense for the second quarter of 2014 increased 7.5% to $57,000 from $53,000 in the same year-ago period.

Income Taxes

Our effective income tax rate for the second quarter of 2014 decreased to 34.0% from 36.4% in the same year-ago period primarily due to changes in permanent tax differences.

Net Earnings

Net earnings for the second quarter of 2014 were $3.5 million ($0.19 per share) compared to $3.7 million ($0.20 per diluted share) in the same year-ago period primarily due to the increases in SG&A expense and other expense.

First Half of Fiscal 2014 Compared to First Half of Fiscal 2013

Net Sales

Net sales for the first half of 2014 increased 5.9% to $178.7 million from $168.8 million in the same year-ago period. Shipments for the period increased 9.5% while average selling prices decreased 3.3% from the prior year levels. The increase in shipments was primarily due to improved market conditions and increased demand for our products during the period. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect depressed volumes on an absolute basis relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the first half of 2014 increased 5.2% to $20.7 million, or 11.6% of net sales, from $19.6 million, or 11.6% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher shipments ($2.0 million) and wider spreads between average selling prices and raw material costs ($0.5 million) partially offset by higher unit conversion costs ($0.9 million). The increase in spreads was driven by lower raw material costs ($6.4 million) and freight expense ($0.2 million) partially offset by lower average selling prices ($6.1 million). Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense for the first half of 2014 increased 6.0% to $10.7 million, or 6.0% of net sales, from $10.1 million, or 6.0% of net sales, in the same year-ago period primarily due to increases in bad debt expense ($198,000), employee benefit costs ($174,000), and incentive compensation expense ($141,000). The increase in bad debt expense resulted from an adjustment to the allowance for doubtful accounts that was driven by the increases in sales and accounts receivable. The increase in employee benefit costs was primarily related to higher medical insurance costs in the current year. The increase in incentive compensation expense was primarily due to higher base compensation in the current year.

Other Expense (Income)

Other expense for the first half of 2014 was $196,000 compared to other income of $85,000 in the same year-ago period. The other expense for the current year period was primarily due to the net loss on the disposal of equipment that was damaged in the fire at the Company’s Gallatin, Tennessee PC strand manufacturing facility.

Interest Expense

Interest expense for the first half of 2014 decreased 9.6% to $113,000 from $125,000 in the same year-ago period primarily due to the reduction in average debt outstanding.

Income Taxes

Our effective income tax rate for the first half of 2014 decreased to 35.2% from 35.7% in the prior year period due to changes in permanent tax differences.

Net Earnings

Net earnings for the first half of 2014 were $6.3 million, or $0.34 per share, compared to $6.1 million, or $0.34 per share, in the same year-ago period primarily due to the increase in gross profit partially offset by the increases in SG&A expense and other expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	March 29, 2014	March 30, 2013
Net cash provided by operating activities	$7,959	$26,079
Net cash used for investing activities	(2,985)	(3,142)
Net cash used for financing activities	(1,233)	(15,044)

Net working capital	92,224	73,173
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$167,320	$153,520
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$167,320	$153,520

Operating Activities

Operating activities provided $8.0 million of cash during the first half of 2014 primarily from net earnings adjusted for non-cash items partially offset by an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital used $4.8 million of cash due to a $12.6 million increase in inventories and a $0.1 million increase in accounts receivable partially offset by a $7.9 million increase in accounts payable and accrued expenses. The increase in inventories was primarily driven by higher receipts of imported raw materials which are purchased in larger quantities. The increase in accounts payable and accrued expenses was largely due to higher raw material purchases.

Operating activities provided $26.1 million of cash during the first half of 2013 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $11.9 million of cash due to an $8.5 million decrease in accounts receivable and a $3.8 million increase in accounts payable and accrued expenses partially offset by a $0.4 million increase in inventories. The decrease in accounts receivable was primarily related to the usual seasonal downturn in sales. The increase in accounts payable and accrued expenses was due to higher raw material purchases and changes in the mix of vendor payments and related terms.

We may elect to make adjustments in our operating activities should the weakness in our construction end markets persist or worsen, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $3.0 million of cash during the first half of 2014 compared to $3.1 million during the same period last year. Capital expenditures for the first half of 2014 and 2013 were $3.0 million and $3.7 million, respectively, and are expected to total less than $12.0 million during fiscal 2014. The prior year uses of cash were partially offset by $0.5 million of proceeds from life insurance claims. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $1.2 million of cash during the first half of 2014 compared to $15.0 million during the same period last year. Net repayments of borrowings on our revolving credit facility used $11.5 million of cash in the prior year period. Cash dividend payments were $1.1 million ($0.06 per share) in the current year and $5.5 million in the prior year period, including a special cash dividend of $4.5 million ($0.25 per share) and regular cash dividends totaling $1.0 million ($0.06 per share). The current year and prior year uses of cash were partially offset by $0.2 million and $2.3 million, respectively, of proceeds from the exercise of stock options. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures in June 2016. As of March 29, 2014, no borrowings were outstanding on the Credit Facility, $81.3 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, net cash generated by operating activities, and the borrowing availability provided under the Credit Facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We expect to have access to the amounts available under the Credit Facility as required. However, deterioration in our construction end-markets could result in reduced demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

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

Seasonality and Cyclicality

Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. From a seasonal standpoint, the highest level of sales within the year typically occurs when weather conditions are the most conducive to construction activity. As a result, sales and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. From a cyclical standpoint, the level of construction activity tends to be correlated with general economic conditions although there can be significant differences between the relative performance of nonresidential versus residential construction for extended periods.

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the second fiscal quarter of 2014. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 28, 2013 for further information regarding our critical accounting policies and estimates. As of March 29, 2014, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 28, 2013.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2014, a 10% increase in the price of steel wire rod would have resulted in a $11.4 million decrease in our pre-tax earnings for the six months ended March 29, 2014 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of March 29, 2014, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 29, 2014.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2014. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended March 29, 2014, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 28, 2013, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of March 29, 2014, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended March 29, 2014 and March 30, 2013.

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
32.2 101

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 29, 2014 and March 30, 2013, (ii) the Consolidated Balance Sheets as of March 29, 2014 and September 28, 2013, (iii) the Consolidated Statements of Cash Flows for the six months ended March 29, 2014 and March 30, 2013, (iv) the Consolidated Statements of Shareholders’ Equity as of March 29, 2014 and September 28, 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: April 17, 2014	By:	/s/ Michael C. Gazmarian
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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 29, 2014 and March 30, 2013, (ii) the Consolidated Balance Sheets as of March 29, 2014 and September 28, 2013, (iii) the Consolidated Statements of Cash Flows for the six months ended March 29, 2014 and March 30, 2013, (iv) the Consolidated Statements of Shareholders’ Equity as of March 29, 2014 and September 28, 2013, and (v) the Notes to Consolidated Financial Statements.