Form 10-Q
period 2014-06-28
INSTEEL INDUSTRIES INC
filed 2014-07-17
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 16, 2014 was 18,307,165.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net sales	$113,227	$96,946	$291,881	$265,706
Cost of sales	98,964	86,036	256,957	235,152
Gross profit	14,263	10,910	34,924	30,554
Selling, general and administrative expense	6,219	5,373	16,908	15,460
Other expense (income), net	(849)	415	(653)	330
Interest expense	56	57	169	182
Interest income	(4)	(11)	(10)	(13)
Earnings before income taxes	8,841	5,076	18,510	14,595
Income taxes	3,044	1,802	6,444	5,205
Net earnings	$5,797	$3,274	$12,066	$9,390

Net earnings per share:
Basic	$0.32	$0.18	$0.66	$0.53
Diluted	0.31	0.18	0.65	0.51

Weighted average shares outstanding:
Basic	18,267	18,066	18,230	17,879
Diluted	18,683	18,497	18,636	18,290

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.34

Comprehensive income	$5,797	$3,274	$12,066	$9,390

See accompanying notes to consoldated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)	(Audited)
	June 28,	September 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$31,449	$15,440
Accounts receivable, net	46,645	41,110
Inventories, net	79,167	58,793
Other current assets	5,682	5,863
Total current assets	162,943	121,206
Property, plant and equipment, net	80,745	83,053
Other assets	8,351	8,390
Total assets	$252,039	$212,649

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$55,276	$30,561
Accrued expenses	9,046	6,854
Total current liabilities	64,322	37,415
Other liabilities	14,378	14,178
Commitments and contingencies
Shareholders' equity:
Common stock	18,280	18,185
Additional paid-in capital	57,216	55,452
Retained earnings	99,405	88,981
Accumulated other comprehensive loss	(1,562)	(1,562)
Total shareholders' equity	173,339	161,056
Total liabilities and shareholders' equity	$252,039	$212,649

See accompanying notes to consoldated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 28,	June 29,
	2014	2013
Cash Flows From Operating Activities:
Net earnings	$12,066	$9,390
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,481	7,263
Amortization of capitalized financing costs	77	77
Stock-based compensation expense	1,777	1,454
Deferred income taxes	(113)	3,176
Excess tax benefits from stock-based compensation	(222)	(445)
(Gain) loss on sale of property, plant and equipment	(425)	346
Gain from life insurance proceeds	-	(45)
Increase in cash surrender value of life insurance policies over premiums paid	(468)	(293)
Net changes in assets and liabilities:
Accounts receivable, net	(5,535)	4,751
Inventories	(20,374)	(2,778)
Accounts payable and accrued expenses	28,122	9,340
Other changes	(253)	(173)
Total adjustments	10,067	22,673
Net cash provided by operating activities	22,133	32,063

Cash Flows From Investing Activities:
Capital expenditures	(5,801)	(4,378)
Acquisition of intangible asset	-	(1,887)
Proceeds from life insurance claims	-	577
Increase in cash surrender value of life insurance policies	(304)	(54)
Proceeds from surrender of life insurance policies	160	3
Proceeds from fire loss insurance	1,380	-
Proceeds from sale of property, plant and equipment	1	100
Net cash used for investing activities	(4,564)	(5,639)

Cash Flows From Financing Activities:
Proceeds from long-term debt	331	4,501
Principal payments on long-term debt	(331)	(15,976)
Cash dividends paid	(1,642)	(6,053)
Cash received from exercise of stock options	365	3,380
Excess tax benefits from stock-based compensation	222	445
Payment of employee tax withholdings related to net share transactions	(505)	-
Other	-	(647)
Net cash used for financing activities	(1,560)	(14,350)

Net increase in cash and cash equivalents	16,009	12,074
Cash and cash equivalents at beginning of period	15,440	10
Cash and cash equivalents at end of period	$31,449	$12,084

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2	$20
Income taxes, net	4,464	1,423
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	45	502
Restricted stock units and stock options surrendered for withholding taxes payable	505	267

See accompanying notes to consoldated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 28, 2013	18,185	$18,185	$55,452	$88,981	$(1,562)	$161,056

Net earnings				12,066		12,066
Stock options exercised, net	59	59	306			365
Vesting of restricted stock units	36	36	(36)			-
Compensation expense associated with stock-based plans			1,777			1,777
Excess tax benefits from stock-based compensation			222			222
Restricted stock units and stock options surrendered for withholding taxes payable			(505)			(505)
Cash dividends declared				(1,642)		(1,642)
Balance at June 28, 2014	18,280	$18,280	$57,216	$99,405	$(1,562)	$173,339

See accompanying notes to consoldated financial statements.

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the nine-month period ended June 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2014 or future periods.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

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

As of June 28, 2014 and September 28, 2013, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at June 28, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$30,989	$30,989	$-

Other assets:
Cash surrender value of life insurance policies	6,718	-	6,718
Total	$37,707	$30,989	$6,718

(In thousands)	Total at September 28, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$15,534	$15,534	$-

Other assets:
Cash surrender value of life insurance policies	6,145	-	6,145
Total	$21,679	$15,534	$6,145

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

As of June 28, 2014 and September 28, 2013, the Company did not have any nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(4) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of June 28, 2014, there were 480,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Stock options:
Compensation expense	$221	$148	$744	$634
Excess tax benefits	(31)	(114)	(222)	(445)

As of June 28, 2014, the remaining unamortized compensation cost related to unvested stock option awards was $360,000, which is expected to be recognized over a weighted average period of 1.25 years.

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

The estimated fair value of stock options granted during the three- and nine-month periods ended June 28, 2014 and June 29, 2013 was $6.93 and $7.17, respectively, based on the following assumptions:

	Nine Months Ended
	June 28,	June 29,
	2014	2013
Risk-free interest rate	1.56%	1.25%
Dividend yield	0.62%	0.74%
Expected volatility	41.46%	48.15%
Expected term (in years)	4.94	6.47

The following table summarizes stock option activity for the nine-month period ended June 28, 2014:

	Options	Exercise Price Per Share				Contractual Term - Weighted	Aggregate Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at September 28, 2013	918	$5.43	-	$20.27	$12.65
Granted	67	19.08	-	19.08	19.08
Exercised	(113)	5.43	-	13.06	10.10		$1,074
Outstanding at June 28, 2014	872	5.43	-	20.27	13.47	5.92	5,589

Vested and anticipated to vest in the future at June 28, 2014	870				13.47	5.91	5,580

Exercisable at June 28, 2014	581				12.70	4.55	4,180

Stock option exercises include “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one to three years from the date of the grant. RSUs do not have voting rights. RSU compensation expense for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 is as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Restricted stock unit grants:
Units	-	-	40	43
Market value	$-	$-	$763	$703
Compensation expense	328	213	1,033	820

As of June 28, 2014, the remaining unrecognized compensation cost related to unvested RSUs was $752,000, which is expected to be recognized over a weighted average vesting period of 1.36 years.

The following table summarizes RSU activity during the nine-month period ended June 28, 2014:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 28, 2013	221	$13.20
Granted	40	19.08
Released	(49)	13.63
Balance, June 28, 2014	212	$14.21

(5) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 34.8% for the nine-month period ended June 28, 2014 compared with 35.7% for the nine-month period ended June 29, 2013. The year-over-year decrease in the effective rate was primarily due to changes in permanent tax differences. The effective income tax rates for both periods were based upon the estimated effective income tax rate applicable for the entire fiscal year after giving effect to any significant items related specifically to interim periods.

Deferred income taxes. As of June 28, 2014, the Company has recorded a current deferred tax asset (net of valuation allowance) of $2.8 million in other current assets and a non-current deferred tax liability of $7.3 million in other liabilities on its consolidated balance sheet. The Company has $22.1 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2032. The Company has also recorded $261,000 of gross deferred tax assets for various state tax credits that begin to expire in 2014, but principally expire between 2014 and 2020.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. The Company recorded a valuation allowance of $618,000 and $730,000 as of June 28, 2014 and September 28, 2013, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized.

The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. Based on management’s judgment, as of June 28, 2014, the Company has no material, known tax exposures that require the establishment of a liability for uncertain tax positions.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2009 remain subject to examination together with certain state tax returns filed by the Company subsequent to 2003.

(6) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $87,000 and $188,000 to the Delaware Plan during the three- and nine-month periods ended June 28, 2014, respectively, and expects to contribute an additional $52,000 during the remainder of the current fiscal year.

Net periodic pension costs and related components for the Delaware Plan for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Interest cost	$34	$32	$102	$96
Expected return on plan assets	(41)	(36)	(123)	(108)
Recognized net actuarial loss	11	14	33	42
Net periodic pension cost	$4	$10	$12	$30

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

Net periodic benefit costs and related components for the SERPs for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Service cost	$55	$60	$165	$180
Interest cost	79	72	237	216
Amortization of prior service cost	-	57	-	171
Recognized net actuarial loss	13	34	39	102
Net periodic benefit cost	$147	$223	$441	$669

(7) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 28, 2014, no borrowings were outstanding on the Credit Facility, $91.2 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of June 28, 2014, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of June 28, 2014, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $26,000 for each of the three-month periods ended June 28, 2014 and June 29, 2013 and $77,000 for each of the nine-month periods ended June 28, 2014 and June 29, 2013. Accumulated amortization of capitalized financing costs was $4.4 million and $4.3 million as of June 28, 2014 and September 28, 2013, respectively.

(8) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three- and nine-month periods ended June 28, 2014 and June 29, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands except per share amounts)	2014	2013	2014	2013

Net earnings available to common shareholders	$5,797	$3,274	$12,066	$9,390

Basic weighted average shares outstanding	18,267	18,066	18,230	17,879
Dilutive effect of stock-based compensation	416	431	406	411
Diluted weighted average shares outstanding	$18,683	$18,497	$18,636	$18,290

Net earnings per share:
Basic	$0.32	$0.18	$0.66	$0.53
Diluted	$0.31	$0.18	$0.65	$0.51

Options representing 105,000 and 93,000 shares for the three-month periods ended June 28, 2014 and June 29, 2013, respectively, were antidilutive and were not included in the diluted earnings per share calculation. Options and RSUs representing 125,000 and 265,000 shares for the nine-month periods ended June 28, 2014 and June 29, 2013, respectively, were antidilutive and were not included in the diluted earnings per share calculation.

(9) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of June 28, 2014, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and nine-month periods ended June 28, 2014 and June 29, 2013.

(10) Other Financial Data

Balance sheet information:

	June 28,	September 28,
(In thousands)	2014	2013
Accounts receivable, net:
Accounts receivable	$47,523	$42,006
Less allowance for doubtful accounts	(878)	(896)
Total	$46,645	$41,110

Inventories, net:
Raw materials	$48,947	$33,842
Work in process	3,250	3,074
Finished goods	26,970	21,877
Total	$79,167	$58,793

Other current assets:
Current deferred tax asset	$2,830	$2,732
Prepaid insurance	1,575	1,332
Other	1,277	1,799
Total	$5,682	$5,863

Other assets:
Cash surrender value of life insurance policies	$6,718	$6,145
Intangible asset, net of accumulated amortization of $446 and $163	1,441	1,724
Capitalized financing costs, net	95	171
Other	97	350
Total	$8,351	$8,390

Property, plant and equipment, net:
Land and land improvements	$9,192	$9,175
Buildings	39,843	42,258
Machinery and equipment	130,168	129,861
Construction in progress	4,665	210
	183,868	181,504
Less accumulated depreciation	(103,123)	(98,451)
Total	$80,745	$83,053

Accrued expenses:
Salaries, wages and related expenses	$3,829	$2,790
Accrued income taxes	1,051	-
Customer rebates	958	813
Property taxes	802	1,155
Pension plan	751	928
Deferred revenues	551	79
Workers' compensation	290	307
Other	814	782
Total	$9,046	$6,854

Other liabilities:
Deferred income taxes	$7,266	$7,281
Deferred compensation	7,112	6,897
Total	$14,378	$14,178

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

The Company maintains general liability, business interruption and replacement cost property insurance coverage on its facilities that it believes is sufficient to cover the currently foreseeable losses arising from the fire. During the three months ended June 28, 2014 the Company received $2.7 million of insurance proceeds that were used to cover costs incurred to date for additional plant expenses and the replacement of damaged property and equipment. The insurance proceeds attributable to the additional plant expenses were recorded in cost of sales ($1.4 million) and selling, general and administrative expense ($73,000) on the consolidated statement of operations and comprehensive income. During the nine months ended June 28, 2014, the Company received $4.0 million of insurance proceeds which were recorded in cost of sales ($2.5 million) and selling, general and administrative expense ($98,000). The insurance proceeds attributable to the property and equipment damaged in the fire are reported in cash flows from investing activities and all other insurance proceeds received are reported in cash flows from operating activities on the consolidated statement of cash flows. The repairs to the damaged portion of the facility are expected to be completed during the fourth quarter of 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”). You should carefully review these risks and uncertainties.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	June 28,		June 29,	June 28,		June 29,
	2014	Change	2013	2014	Change	2013

Net sales	$113,227	16.8%	$96,946	$291,881	9.9%	$265,706
Gross profit	14,263	30.7%	10,910	34,924	14.3%	30,554
Percentage of net sales	12.6%		11.3%	12.0%		11.5%
Selling, general and administrative expense	$6,219	15.7%	$5,373	$16,908	9.4%	$15,460
Percentage of net sales	5.5%		5.5%	5.8%		5.8%
Other expense (income), net	$(849)	N/M	$415	$(653)	N/M	$330
Interest expense	56	(1.8% )	57	169	(7.1% )	182
Interest income	(4)	(63.6% )	(11)	(10)	(23.1% )	(13)
Effective income tax rate	34.4%		35.5%	34.8%		35.7%
Net earnings	$5,797	77.1%	$3,274	$12,066	28.5%	$9,390

"N/M" = not meaningful

Third Quarter of Fiscal 2014 Compared to Third Quarter of Fiscal 2013

Net Sales

Net sales for the third quarter of 2014 increased 16.8% to $113.2 million from $96.9 million in the same year-ago period. Shipments for the quarter increased 16.0% and average selling prices increased 0.7% from the prior year levels. The increase in shipments was primarily due to improved market conditions and increased demand for our products relative to the prior year period. Sales for both periods reflect depressed volumes on an absolute basis relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the third quarter of 2014 increased 30.7% to $14.3 million, or 12.6% of net sales, from $10.9 million, or 11.3% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher shipments ($1.8 million), higher spreads between average selling prices and raw material costs ($1.7 million) and lower unit conversion costs ($0.4 million). The increase in spreads was driven by lower raw material costs ($1.2 million) and higher average selling prices ($0.8 million) partially offset by higher freight expense ($0.3 million). Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2014 increased 15.7% to $6.2 million, or 5.5% of net sales, from $5.4 million, or 5.5% of net sales, in the same year-ago period primarily due to higher compensation expense ($0.8 million), partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($0.1 million). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year. The cash surrender value of life insurance policies increased $110,000 in the current year quarter compared with an increase of $1,000 in the prior year quarter due to the changes in the value of the underlying investments.

Other Expense (Income)

Other income for the third quarter of 2014 was $0.8 million compared to other expense of $0.4 million in the same year-ago period. The income for the current year period was primarily related to the net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand manufacturing facility. Other expense for the third quarter of 2013 was primarily due to a net loss on the disposal of equipment.

Interest Expense

Interest expense for the third quarter of 2014 was relatively flat year-over-year.

Income Taxes

Our effective income tax rate for the third quarter of 2014 decreased to 34.4% from 35.5% in the same year-ago period primarily due to changes in permanent tax differences.

Net Earnings

Net earnings for the third quarter of 2014 were $5.8 million ($0.31 per diluted share) compared to $3.3 million ($0.18 per share) in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

First Nine Months of Fiscal 2014 Compared to Nine Months of Fiscal 2013

Net Sales

Net sales for the first nine months of 2014 increased 9.9% to $291.9 million from $265.7 million in the same year-ago period. Shipments for the period increased 11.9% while average selling prices decreased 1.9% from the prior year levels. The increase in shipments was primarily due to improved market conditions and increased demand for our products during the period. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect depressed volumes on an absolute basis relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the first nine months of 2014 increased 14.3% to $34.9 million, or 12.0% of net sales, from $30.6 million, or 11.5% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher shipments ($3.9 million) and wider spreads between average selling prices and raw material costs ($2.1 million) partially offset by higher unit conversion costs ($0.5 million). The increase in spreads was driven by lower raw material costs ($7.7 million) partially offset by lower average selling prices ($5.5 million) and higher freight expense ($0.1 million). Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2014 increased 9.4% to $16.9 million, or 5.8% of net sales, from $15.5 million, or 5.8% of net sales, in the same year-ago period primarily due to increases in incentive compensation ($0.8 million), bad debt ($0.2 million), amortization ($0.1 million) and employee benefit expense ($0.1 million), partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($0.2 million). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year. The increase in bad debt expense resulted from an adjustment to the allowance for doubtful accounts that was driven by the increases in sales and accounts receivable. The cash surrender value of life insurance policies increased $468,000 in the current year period compared with an increase of $292,000 in the prior year period due to the changes in the value of the underlying investments.

Other Expense (Income)

Other income for the first nine months of 2014 was $0.7 million compared to other expense of $0.3 million in the same year-ago period. The income for the current year period was primarily related to the net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand manufacturing facility. Other expense for the same year-ago period was primarily due to a net loss on the disposal of equipment.

Interest Expense

Interest expense for the first nine months of 2014 was relatively flat year-over-year.

Income Taxes

Our effective income tax rate for the first nine months of 2014 decreased to 34.8% from 35.7% in the prior year period due to changes in permanent tax differences.

Net Earnings

Net earnings for the first nine months of 2014 were $12.1 million ($0.65 per diluted share) compared to $9.4 million ($0.51 per diluted share) in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

Operating Activities

	Nine Months Ended
	June 28,	June 29,
	2014	2013
Net cash provided by operating activities	$22,133	$32,063
Net cash used for investing activities	(4,564)	(5,639)
Net cash used for financing activities	(1,560)	(14,350)

Net working capital	98,621	78,096
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$173,339	$157,849
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$173,339	$157,849

Operating activities provided $22.1 million of cash during the first nine months of 2014 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $2.2 million of cash due to a $28.1 million increase in accounts payable and accrued expenses partially offset by a $20.4 million increase in inventories and a $5.5 million increase in accounts receivable. The increase in accounts payable and accrued expenses was largely due to higher raw material purchases and changes in the mix of vendor payments and terms. The increase in inventories was primarily driven by higher receipts of imported raw materials which are purchased in larger quantities. The increase in accounts receivable was principally due to the increase in sales.

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

We may elect to make adjustments in our operating activities as there are changes in the conditions in our construction end markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $4.6 million of cash during the first nine months of 2014 compared to $5.6 million during the same period last year. Capital expenditures for the first nine months of 2014 were $5.8 million, including $1.9 million of outlays related to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand manufacturing facility for which the Company expects to be reimbursed under its insurance coverage, compared with $4.4 million in the prior year period. Capital expenditures for fiscal 2014 are not expected to exceed $5.0 million, excluding the outlays related to the Gallatin fire. The current year uses of cash were offset by the receipt of $1.4 million of insurance proceeds related to the Gallatin fire. Prior year investing activities include the acquisition of an intangible asset for $1.9 million in connection with the April 2013 acquisition of certain assets from Tatano Wire and Steel, Inc. partially offset by $0.5 million of proceeds from life insurance claims. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $1.6 million of cash during the first nine months of 2014 compared to $14.4 million during the same period last year. Net repayments of borrowings on our revolving credit facility used $11.5 million of cash in the prior year period. Cash dividend payments were $1.6 million ($0.09 per share) in the current year and $6.1 million in the prior year period, including a special cash dividend of $4.5 million ($0.25 per share) and regular cash dividends totaling $1.6 million ($0.09 per share). The current year and prior year uses of cash were partially offset by $0.4 million and $3.4 million, respectively, of proceeds from the exercise of stock options. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures in June 2016. As of June 28, 2014, no borrowings were outstanding on the Credit Facility, $91.2 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the third fiscal quarter of 2014. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 28, 2013 for further information regarding our critical accounting policies and estimates. As of June 28, 2014, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 28, 2013.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended September 28, 2013, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2014, we expect continued improvement in the conditions in our construction end-markets following the steep decline in demand that we have experienced in recent years. There are growing indications the recovery in private nonresidential construction, our primary demand driver, is strengthening, which should favorably impact our financial results through higher shipment volumes and operating levels at our facilities. The outlook for infrastructure construction is less clear pending the enactment of a new federal transportation funding authorization.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2014, a 10% increase in the price of steel wire rod would have resulted in a $18.7 million decrease in our pre-tax earnings for the nine months ended June 28, 2014 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of June 28, 2014, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 28, 2014.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2014. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended June 28, 2014, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 28, 2013, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of June 28, 2014, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and nine-month periods ended June 28, 2014 and June 29, 2013.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended June 28, 2014 and June 29, 2013, (ii) the Consolidated Balance Sheets as of June 28, 2014 and September 28, 2013, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 28, 2014 and June 29, 2013, (iv) the Consolidated Statements of Shareholders’ Equity as of June 28, 2014 and September 28, 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: July 17, 2014	By:	/s/ Michael C. Gazmarian
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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended June 28, 2014 and June 29, 2013, (ii) the Consolidated Balance Sheets as of June 28, 2014 and September 28, 2013, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 28, 2014 and June 29, 2013, (iv) the Consolidated Statements of Shareholders’ Equity as of June 28, 2014 and September 28, 2013, and (v) the Notes to Consolidated Financial Statements.