Form 10-K
period 2014-09-27
INSTEEL INDUSTRIES INC
filed 2014-10-24
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2014

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

(Address of principal executive offices) (Zip Code)

 Registrant’s telephone number, including area code: (336) 786-2141

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock (No Par Value) (Preferred Share Purchase Rights are attached to and trade with the Common Stock)	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 29, 2014 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $325,108,357 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of October 23, 2014, there were 18,377,251 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be achieved. Many of these risks and uncertainties are discussed herein under the caption “Risk Factors” and are updated from time to time in our filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). You should carefully review these risk factors.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	the continuation of reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs;

●

the adverse impact of the fire at our Gallatin, Tennessee prestressed concrete strand (“PC strand”) manufacturing facility, including operational interruptions, higher than anticipated repair costs, reduced production levels and lower than anticipated insurance reimbursements;

●

potential difficulties that may be encountered in integrating the acquisition of American Spring Wire Corporation’s PC strand business into our existing business and realizing the associated synergies; and

●	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market PC strand and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2014, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities in our core businesses that further our penetration of the markets we currently serve or expand our geographic footprint. Headquartered in Mount Airy, North Carolina, we operate eleven manufacturing facilities that are located in the U.S. in close proximity to our customers. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.

On August 15, 2014, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW”) for an adjusted purchase price of $33.9 million, subject to certain additional post-closing adjustments (the “ASW Acquisition”). ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 4 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, production equipment at its facility in Houston, Texas and its production equipment and facility in Newnan, Georgia. We also entered into an agreement with ASW pursuant to which we lease the Houston facility with an option to purchase it in the future.

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

PC strand is a high strength seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For 2014, 2013 and 2012, PC strand sales represented 38%, 37% and 37%, respectively, of our net sales.

WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including ESM, CPR and SWWR. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a replacement for hot-rolled rebar due to the cost advantages that it offers. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For 2014, 2013 and 2012, WWR sales represented 62%, 63% and 63%, respectively, of our net sales.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2014, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in fiscal years 2014, 2013 and 2012.

Backlog

Backlog is minimal for our business because of the relatively short lead times that are required by our customers. We believe that the majority of our firm orders existing on September 27, 2014 will be shipped prior to the end of the first quarter of fiscal 2015.

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

Pricing for wire rod tends to fluctuate based on both domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2014 and 2013 represented approximately 30% and 25%, respectively, of our total wire rod purchases. We believe that the substantial volume of our wire rod requirements, our strong financial condition and our desirable mix of sizes and grades represents a competitive advantage by making us a more attractive customer to our suppliers relative to our competitors.

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

Selling prices for our products tend to be correlated with changes in wire rod prices. However, the timing and magnitude of the relative price changes varies depending upon market conditions and competitive factors. The relative supply and demand conditions in our markets determine whether our margins expand or contract during periods of rising or falling wire rod prices.

 Competition

We believe that we are the largest domestic producer of PC strand and WWR. The markets in which our business is conducted are highly competitive. Some of our competitors, such as Nucor Corporation, Keystone Steel & Wire Co., Oklahoma Steel and Wire, and Gerdau Long Products North America, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Market participants compete on the basis of price, quality and service. Our primary competitors for WWR products are Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc., Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc., Concrete Reinforcements Inc. and Wire Mesh Corporation. Our primary competitors for PC strand are Sumiden Wire Products Corporation, Strand-Tech Martin, Inc. and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand market.

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

Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical competitive factor from the standpoint of manufacturing costs, quality and customer service capabilities. In view of our strong market positions, broad product offering and geographic reach, technologically advanced manufacturing facilities, low cost production capabilities and sophisticated information systems, we believe that we are well-positioned to compete favorably with other producers of our concrete reinforcing products.

Employees

As of September 27, 2014, we employed 847 people. The Company has no contracts with labor unions and has not experienced any work stoppages. We believe that our relationship with our employees is good. Should we experience a disruption of production, we believe that the contingency plans we have in place would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and overall financial results.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business and geographic areas, see the items referenced in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 14 to the consolidated financial statements.

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe that these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal years 2015 and 2016.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	58	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	55	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	64	Vice President - Administration and Secretary
Richard T. Wagner	55	Vice President and General Manager of IWP

H. O. Woltz III, 58, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc. until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 55, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 64, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President - Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 55, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of the Company’s subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. Prior to 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, since 1977.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 12, 2014 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 17, 2015.

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

Our shipments are generally lower in the first and second quarters primarily due to the unfavorable impact of winter weather conditions on construction activity and customer plant shutdowns associated with holidays. As a result, our cash flow from operations may vary from quarter to quarter due to these seasonal factors.

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

Our customers may be adversely affected by negative macroeconomic conditions and tightening in the credit markets.

Negative macroeconomic conditions and tightening in the credit markets could limit the ability of our customers to fund their financing requirements, thereby reducing their purchasing volume with us. Furthermore, a reduction in the availability of credit may increase the risk of customers defaulting on their payment obligations to us. The occurrence of these events could materially and adversely impact our business, financial condition and results of operations.

Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through most of fiscal 2014. In response to the increased pricing volatility, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

Although changes in our wire rod costs and selling prices tend to be correlated, depending upon market conditions, there may be periods during which we are unable to fully recover increased rod costs through higher selling prices, which would reduce our earnings and cash flow from operations. Additionally, should raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory.

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

Our PC strand business is subject to offshore import competition on an ongoing basis in that domestic production capacity is insufficient to satisfy domestic demand in most market environments. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted. In response to irrationally-priced import competition from offshore PC strand suppliers, we have pursued trade cases when necessary as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. These trade cases have resulted in the imposition of duties which have had the effect of limiting the continued participation of certain countries in the domestic market. Trade law enforcement is critical to our ability to maintain our competitive position against foreign PC strand producers that engage in unlawful trade practices.

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

Our employee benefit costs, particularly our medical and workers’ compensation costs, have increased substantially in recent years and are expected to continue to rise. The Patient Protection and Affordable Care and Education Reconciliation Act of 2010 will have a significant impact on employers, health care providers, insurers and others associated with the health care industry and is expected to increase our employee health care costs. This legislation requires certain large employers to offer health care benefits to full-time employees or face potential annual penalties. To avoid these penalties, employers must offer health benefits providing a minimum level of coverage and must limit the amount that employees are charged for the coverage. Provisions of this law have become and will become effective at various dates over the next several years and many of the regulations and guidance for the law have not been implemented. Due to the breadth and complexity of this law, the lack of implementing regulations and interpretive guidance and the phased-in nature of the requirement, we cannot predict the future effect of this law on our results. Any significant increases in the costs attributable to our self-insured health plans could adversely impact our business, financial condition and results of operations.

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

We may experience difficulties in integrating the ASW Acquisition and realizing the anticipated synergies, which could have a negative impact on our financial results.

There could be delays, disruptions or other unexpected challenges that arise in connection with the integration of the ASW Acquisition and realization of the anticipated synergies. If we were unable to effectively resolve these delays, disruptions or other challenges, we could fail to effectively integrate the ASW Acquisition and realize the anticipated synergies, which may have a material adverse impact on our operating results and financial condition.

Our financial results could be adversely impacted by the impairment of goodwill.

Our balance sheet includes intangible assets, including goodwill and other separately identifiable assets primarily related to the ASW Acquisition. We may acquire additional intangible assets in connection with future acquisitions as part of our business strategy. We are required to review goodwill for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise such as, among other things, a decline in our stock price and market capitalization and lower than projected operating results and cash flows. If our review determined that goodwill is impaired, the impaired portion would have to be written-off during that period which could have an adverse effect on our business and financial results.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2014, our common stock traded as high as $24.26 and as low as $15.45. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our quarterly and annual operating results; changes in our business outlook; changes in market valuations of companies in our industry; changes in the expectations for nonresidential and residential construction; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Insteel’s corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At September 27, 2014, we operated eleven manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Newnan, Georgia; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate except for the facility located in Houston, Texas which we currently lease from ASW with an option to purchase in the future. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate to satisfy the current and projected needs for our existing products.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of October 20, 2014, there were 689 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividend per share declared in fiscal 2014 and 2013:

	Fiscal 2014			Fiscal 2013
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$23.18	$15.45	$0.03	$12.67	$10.53	$0.28
Second Quarter	23.04	17.91	0.03	17.22	11.79	0.03
Third Quarter	24.26	18.66	0.03	19.37	14.01	0.03
Fourth Quarter	24.25	18.17	0.03	18.21	15.18	0.03

We currently pay a quarterly cash dividend of $0.03 per share. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the Board of Directors each quarter after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans. See Note 8 of the consolidated financial statements for additional discussion with respect to restrictions on our ability to make dividend payments under the terms of our revolving credit facility.

Stock Performance Graph

The line graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended September 27, 2014. The graph and table assume that $100 was invested on October 3, 2009 in each of our common stock, the Russell 2000 Index and the S&P Building Products Index, and that all dividends were reinvested. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	10/3/09	10/2/10	10/1/11	9/29/12	9/28/13	9/27/14
Insteel Industries, Inc.	100.00	77.60	88.38	104.07	146.02	192.51
Russell 2000	100.00	113.35	109.35	144.24	187.59	194.96
S&P Building Products	100.00	87.15	57.70	125.38	180.37	207.24

Issuer Purchases of Equity Securities

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The share repurchase authorization continues in effect until terminated by the Board of Directors. As of September 27, 2014, there was $24.8 million remaining available for future share repurchases under this authorization. We did not repurchase any shares of our common stock during fiscal 2014 and 2013.

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

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	September 27,	September 28,	September 29,	October 1,	October 2,
	2014	2013	2012	2011	2010
Net sales	$408,978	$363,896	$363,303	$336,909	$211,586
Earnings (loss) from continuing operations	16,641	11,735	1,809	(387)	458
Net earnings (loss)	16,641	11,735	1,809	(387)	473
Earnings (loss) per share from continuing operations (basic)	0.91	0.65	0.10	(0.02)	0.03
Earnings (loss) per share from continuing operations (diluted)	0.89	0.64	0.10	(0.02)	0.03
Net earnings (loss) per share (basic)	0.91	0.65	0.10	(0.02)	0.03
Net earnings (loss) per share (diluted)	0.89	0.64	0.10	(0.02)	0.03
Cash dividends declared	0.12	0.37	0.12	0.12	0.12
Total assets	256,795	212,649	208,552	216,530	182,505
Total debt	-	-	11,475	14,156	-
Shareholders’ equity	178,883	161,056	149,500	148,474	147,876

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

On August 15, 2014, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets associated with the PC strand business of ASW for an adjusted purchase price of $33.9 million, subject to certain additional post-closing adjustments. ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 4 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facility in Houston, Texas and its production equipment and facility in Newnan, Georgia. We also entered into an agreement pursuant to which we lease the Houston facility from ASW with an option to purchase it in the future.

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

Long-lived assets. We review long-lived assets, which consist principally of property, plant and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured based on the future net undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has been incurred, the impairment loss is recognized in the period in which it is incurred and is calculated based on the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. Assets to be disposed of by sale are recorded at the lower of carrying value or fair value less selling cost when we have committed to a disposal plan, and are reported separately as assets held for sale on our balance sheet. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

Goodwill. Goodwill is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each fiscal year, which involves comparing the current estimated fair value of each reporting unit to its recorded value, including goodwill.

We will perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flow for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated.

We will monitor operating results within the reporting unit throughout the upcoming year to determine if events or changes in circumstances warrant any interim impairment testing. Otherwise, the reporting unit will be subject to the required annual impairment test during our fourth quarter of fiscal 2015. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including the expected future operating cash flows and discount rate, could reduce the estimated fair value of our reporting unit in the future and result in an impairment of goodwill.

Self-insurance. We are self-insured for certain losses relating to medical and workers’ compensation claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for uninsured claims incurred using actuarial assumptions followed by the insurance industry and historical experience. These estimates are subject to a high degree of variability based upon future inflation rates, litigation trends, changes in benefit levels and claim settlement patterns. Because of uncertainties related to these factors as well as the possibility of changes in the underlying facts and circumstances, future adjustments to these reserves may be required.

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

Stock-based compensation. We account for stock-based compensation arrangements, including stock option grants, restricted stock awards and restricted stock units, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. Under these provisions, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Monte Carlo valuation model to determine the fair value of stock options at the date of grant, which requires us to make assumptions such as expected term, volatility and forfeiture rates to determine the stock options’ fair value. These assumptions are based on historical information and judgment regarding market factors and trends. If actual results differ from our assumptions and judgments used in estimating these factors, future adjustments to these estimates may be required.

Assumptions for employee benefit plans. We account for our defined employee benefit plans, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”) and the supplemental employee retirement plans (each, a “SERP”) in accordance with FASB ASC Topic 715, Compensation - Retirement Benefits. Under the provisions of ASC Topic 715, we recognize net periodic pension costs and value pension assets or liabilities based on certain actuarial assumptions, principally the assumed discount rate and the assumed long-term rate of return on plan assets.

The discount rates we utilize for determining net periodic pension costs and the related benefit obligations for our plans are based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rates are used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the Delaware Plan and SERPs was 4.25%, 4.75% and 4.00% for 2014, 2013 and 2012, respectively.

The assumed long-term rate of return on plan assets for the Delaware Plan represents the estimated average rate of return expected to be earned on the funds invested or to be invested in the plan’s assets to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual short-term performance of the plan assets in any given year. The amount of net periodic pension cost or benefit that is recorded each year is based on the assumed long-term rate of return on plan assets for the plan and the actual fair value of the plan assets as of the beginning of the year. We regularly review our actual asset allocation and, when appropriate, rebalance the investments in the plan to more accurately reflect the targeted allocation.

For 2014, 2013 and 2012, the assumed long-term rate of return utilized for the Delaware Plan assets was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in 2015. In determining the appropriateness of this assumption, we considered the historical rate of return on the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.

The projected benefit obligations and net periodic pension cost for the SERPs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates.

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

The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized under ASC Topic 715 for financial reporting purposes. During 2014, 2013 and 2012, we made contributions totaling $240,000, $307,000 and $206,000, respectively, to the Delaware Plan.

We currently expect net periodic pension (benefit) cost for 2015 to be ($8,000) for the Delaware Plan and $644,000 for the SERPs. Cash contributions to the plans during 2015 are expected to be $261,000 for the Delaware Plan and $290,000 for the SERPs.

 A 0.25% decrease in the assumed discount rate for the Delaware Plan would have increased our projected and accumulated benefit obligations as of September 27, 2014 by approximately $85,000 and have no impact on our expected net periodic pension benefit for 2015. A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of September 27, 2014 by approximately $241,000 and $190,000, respectively, and our expected net periodic pension cost for 2015 by approximately $21,000.

A 0.25% decrease in the assumed long-term rate of return on plan assets for the Delaware Plan would have reduced our expected net periodic pension benefit for 2015 by approximately $6,000.

Recent Accounting Pronouncements.

Current Adoptions

In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. We adopted ASU No. 2013-02 in the first quarter of fiscal 2014. The adoption of this update did not have a material effect on our consolidated financial statements.

Future Adoptions

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of fiscal 2018. We are evaluating the alternative transition methods and the potential effects of the adoption of this update on our consolidated financial statements.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	September 27,		September 28,		September 29,
	2014	Change	2013	Change	2012
Net sales	$408,978	12.4%	$363,896	0.2%	$363,303
Gross profit	48,773	24.3%	39,233	74.7%	22,458
Percentage of net sales	11.9%		10.8%		6.2%
Selling, general and administrative expense	$23,371	13.0%	$20,682	9.4%	$18,911
Percentage of net sales	5.7%		5.7%		5.2%
Gain on early extinguishment of debt	$-	-	$-	(100.0%)	$(425)
Restructuring charges, net	1,247	N/M	-	(100.0%)	832
Acquisition costs	612	N/M	-	-	-
Other expense (income), net	(1,907)	N/M	333	N/M	(188)
Interest expense	252	7.2%	235	(62.3%)	623
Interest income	(10)	(28.6%)	(14)	(33.3%)	(21)
Effective income tax rate	34.0%		34.8%		33.6%
Net earnings	$16,641	41.8%	$11,735	N/M	$1,809

"N/M" = not meaningful

2014 Compared with 2013

Net Sales

Net sales increased 12.4% to $409.0 million in 2014 from $363.9 million in 2013. Shipments for the year increased 12.8% while average selling prices decreased 0.3% from the prior year levels. The increase in shipments was primarily due to improved market conditions and increased demand for our products relative to the prior year as well as the addition of the ASW facilities for a portion of our fourth quarter. Sales for both years reflect depressed volumes on an absolute basis relative to the prerecession levels in our construction end-markets.

Gross Profit

Gross profit increased 24.3% to $48.8 million, or 11.9% of net sales, in 2014 from $39.2 million, or 10.8% of net sales, in 2013. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs ($6.8 million) and higher shipments ($5.4 million), partially offset by higher unit conversion costs ($1.2 million). The increase in spreads was driven by lower raw material costs ($8.5 million) partially offset by lower average selling prices ($1.4 million) and higher freight expense ($0.3 million). Gross profit for both years was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs largely driven by reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 13.0% to $23.4 million, or 5.7% of net sales, in 2014 from $20.7 million, or 5.7% of net sales, in 2013 primarily due to increases in compensation ($1.7 million), employee benefits ($0.3 million), amortization of intangible assets ($0.3 million) and bad debt expense ($0.2 million). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year. The increase in employee benefits expense was primarily due to higher employee health insurance costs during 2014. The higher amortization expense is related to the additional intangible assets that were acquired in connection with the ASW Acquisition. The increase in bad debt expense was due to an adjustment to the allowance for doubtful accounts driven by the increase in sales and accounts receivable.

Restructuring Charges, Net

Net restructuring charges of $1.2 million were incurred in 2014 for employee separation costs associated with staffing reductions that were implemented in connection with the ASW Acquisition.

Acquisition Costs

Acquisition costs of $0.6 million were incurred in 2014 for legal, accounting and other professional fees related to the ASW Acquisition. The accounting requirements for business combinations require the expensing of acquisition costs in the period in which they are incurred.

Other Expense (Income)

Other income for 2014 was $1.9 million compared to $0.3 million of other expense in 2013. The other income for the current year was primarily due to the net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand manufacturing facility. Other expense for 2013 was primarily due to a net loss on the disposal of equipment.

Interest Expense

Interest expense increased 7.2% to $252,000 in 2014 from $235,000 in 2013 primarily due to higher average debt outstanding during 2014.

Income Taxes

Our effective income tax rate was 34.0% in 2014 compared with 34.8% in 2013 due to changes in permanent book versus tax differences.

Net Earnings

Net earnings increased to $16.6 million ($0.89 per diluted share) in 2014 from $11.7 million ($0.64 per diluted share) in 2013 primarily due to the increase in gross profit partially offset by higher SG&A expense together with the acquisition costs and restructuring charges associated with the ASW Acquisition.

2013 Compared with 2012

Net Sales

Net sales for 2013 were relatively flat at $363.9 million compared with $363.3 million in 2012. Shipments for 2013 increased 4.6% while average selling prices decreased 4.3% from the prior year levels. The increase in shipments was primarily due to modest improvement in market conditions and demand for our products relative to 2012. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both years reflect severely depressed volumes due to the continuation of recessionary conditions in our construction end-markets.

Gross Profit

Gross profit increased 74.7% to $39.2 million, or 10.8% of net sales, in 2013 from $22.5 million, or 6.2% of net sales, in 2012. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs ($15.0 million), higher shipments ($1.5 million) and lower unit conversion costs ($0.8 million). The increase in spreads was driven by lower raw material costs ($31.1 million) and freight expense ($0.2 million) partially offset by lower average selling prices ($16.3 million). Gross profit for both years was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs largely due to reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense increased 9.4% to $20.7 million, or 5.7% of net sales, in 2013 from $18.9 million, or 5.2% of net sales, in 2012 primarily due to higher compensation expense ($1.5 million), a reduction in the gain on the settlement of life insurance policies ($460,000) and the relative year-over-year change in the cash surrender value of life insurance policies ($155,000). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in 2013. The cash surrender value of life insurance policies increased $555,000 in 2013 compared with $710,000 in 2012 due to the related changes in the value of the underlying investments. These increases in SG&A expense were partially offset by lower bad debt expense ($551,000).

Gain on Early Extinguishment of Debt

A gain on the early extinguishment of debt of $425,000 was recorded in 2012 for the discount on our prepayment of the remaining balance outstanding on the subordinated note that was issued in connection with the acquisition of Ivy Steel and Wire, Inc. (“Ivy”) in 2011 (“Ivy Acquisition”).

Restructuring Charges, Net

Net restructuring charges of $832,000 were recorded in 2012, which included $744,000 for equipment relocation costs and $139,000 for facility closure costs less $11,000 of net proceeds from the sale of decommissioned equipment and a $40,000 adjustment related to the remaining employee separation costs associated with plant closures and other staffing reductions.

Other Expense (Income)

Other expense for 2013 was $333,000 compared to $188,000 of other income in 2012. The other expense for 2013 was primarily due to the net loss on the disposal of equipment.

Interest Expense

Interest expense decreased 62.3% to $235,000 in 2013 from $623,000 in 2012 primarily due to the reduction in average debt outstanding during 2013 and the lower interest rate on borrowings on the revolving credit facility relative to the secured subordinated promissory note associated with the Ivy Acquisition that was outstanding in 2012 prior to its prepayment in December 2011.

Income Taxes

Our effective income tax rate was 34.8% in 2013 compared with 33.6% in 2012 due to changes in permanent book versus tax differences.

Net Earnings

Net earnings increased to $11.7 million ($0.64 per diluted share) in 2013 from $1.8 million ($0.10 per share) in 2012 primarily due to the increase in gross profit partially offset by higher SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	September 27,	September 28,	September 29,
	2014	2013	2012
Net cash provided by operating activities	$29,232	$36,828	$13,144
Net cash used for investing activities	(40,375)	(6,294)	(8,191)
Net cash used for financing activities	(1,247)	(15,104)	(4,953)

Cash and cash equivalents	3,050	15,440	10
Working capital	79,407	83,791	79,065
Total debt	-	-	11,475
Percentage of total capital	-	-	7%
Shareholders' equity	$178,883	$161,056	$149,500
Percentage of total capital	100%	100%	93%
Total capital (total debt + shareholders' equity)	$178,883	$161,056	$160,975

Operating Activities

Operating activities provided $29.2 million of cash in 2014 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $2.4 million of cash due to a $21.3 million increase in accounts payable and accrued expenses partially offset by a $16.8 million increase in inventories and a $2.1 million increase in accounts receivable. The increases in accounts payable and accrued expenses and inventories were largely related to higher raw material purchases driven by the increase in sales. The increase in accounts receivable was primarily due to the increase in sales.

Operating activities provided $36.8 million of cash in 2013 primarily from net earnings adjusted for non-cash items and a reduction in net working capital. Net working capital provided $9.7 million of cash due to a $7.0 million decrease in inventories, a $1.7 million increase in accounts payable and accrued expenses, and a $1.0 million decrease in accounts receivable. The decrease in inventories was primarily due to lower raw material purchases and unit costs. The increase in accounts payable and accrued expenses was largely related to changes in the mix of vendor payments and terms. The decrease in accounts receivable was primarily driven by a reduction in days sales outstanding.

Operating activities provided $13.1 million of cash in 2012 primarily from net earnings adjusted for non-cash items and a reduction in net working capital. Net working capital provided $0.9 million of cash as a $10.6 million decrease in inventories was partially offset by a $9.6 million decrease in accounts payable and accrued expenses, and a $0.2 million increase in accounts receivable. The changes in inventories and accounts payable and accrued expenses were primarily due to lower raw material purchases and unit costs.

We may elect to adjust our operating activities depending upon the conditions in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $40.4 million of cash in 2014, $6.3 million in 2013 and $8.2 million in 2012. In 2014, $33.9 million of cash was used to fund the ASW Acquisition and $9.0 million for capital expenditures (including $4.5 million to replace property and equipment damaged in the fire at our Gallatin, Tennessee PC strand manufacturing facility), which was partially offset by $2.7 million of insurance proceeds related to the Gallatin fire. In 2013, $5.0 million of cash was used for capital expenditures and $1.9 million for an intangible asset in connection with the acquisition of certain assets from Tatano Wire and Steel, Inc., which was partially offset by $0.6 million of proceeds from life insurance claims. In 2012, $8.1 million of cash was used for capital expenditures. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $1.2 million of cash in 2014, $15.1 million in 2013 and $5.0 million in 2012. In 2014, $2.2 million of cash was used for dividend payments, which was partially offset by $1.1 million of proceeds from the exercise of stock options. In 2013, $11.5 million of cash was used to repay debt and $6.6 million for dividend payments (including a special cash dividend of $4.5 million and regular cash dividends totaling $2.1 million), which was partially offset by $3.4 million of proceeds from the exercise of stock options. In 2012, $2.3 million of cash was used to repay debt and $2.1 million for dividends.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, we entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. As of September 27, 2014, there were no borrowings outstanding on the Credit Facility, $89.7 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 8 to the consolidated financial statements). During 2014, ordinary course borrowings on the Credit Facility were as high as $13.6 million. As of September 28, 2013, there were no borrowings outstanding on the Credit Facility.

As part of the consideration for the Ivy Acquisition, we entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain from the early extinguishment of debt in the 2012 consolidated statement of operations.

We believe that, in the absence of significant unanticipated cash demands, cash generated by operating activities will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We also expect to have access to the amounts available under our Credit Facility. However, should we experience future reductions in our operating cash flows due to weakening conditions in our construction end-markets and reduced demand from our customers, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. After initially rising in the first half of 2012, wire rod prices declined during the latter part of the year due to reductions in the cost of scrap for wire rod producers and weakening demand. During 2014 and 2013, wire rod prices fluctuated within a narrower range and inflation did not have a material impact on our sales or earnings. Our ability to fully recover increases in wire rod prices over this period has been mitigated by competitive pricing pressures resulting from the reduced level of activity in our construction end-markets. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at September 27, 2014 are as follows:

Payments Due by Period

(In thousands)

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Contractual obligations:
Raw material purchase commitments(1)	$64,527	$64,527	$-	$-	$-
Supplemental employee retirement plan obligations	18,144	290	581	675	16,598
Pension benefit obligations	5,335	213	417	411	4,294
Operating leases	2,519	1,081	1,073	115	250
Trade letters of credit	1,467	1,467	-	-	-
Commitment fee on unused portion of credit facility	747	448	299	-	-
Other unconditional purchase obligations(2)	4,590	4,590	-	-	-
Total	$97,329	$72,616	$2,370	$1,201	$21,142

(1)Non-cancelable purchase commitments for raw materials.

(2)Contractual commitments for capital expenditures.

Outlook

As we look ahead to 2015, we expect continued improvement in the conditions in our construction end-markets following the steep decline in demand that we have experienced in recent years. There are growing indications the recovery in private nonresidential construction, our primary demand driver, is strengthening, which should favorably impact our financial results through higher shipment volumes and operating levels at our facilities. The outlook for infrastructure construction is less clear pending the enactment of a new multi-year federal transportation funding authorization.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the full-year contribution of the ASW Acquisition together with the realization of additional operating synergies and benefits from the reconfiguration of our welded wire reinforcement operations related to the Ivy Acquisition. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our 2014 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of steel wire rod would have resulted in a $26.2 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we were debt-free as of September 27, 2014, future borrowings under our revolving credit facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 27, 2014. During 2014, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(a)	Financial Statements

(b) Supplementary Data

Selected quarterly financial data for 2014 and 2013 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except for per share and price data)

	Quarter Ended
	December 28	March 29	June 28	September 27
2014
Operating results:
Net sales	$87,218	$91,436	$113,227	$117,097
Gross profit	9,055	11,606	14,263	13,849
Net earnings	2,747	3,522	5,797	4,575
Net earnings per share amounts:
Basic	0.15	0.19	0.32	0.25
Diluted	0.15	0.19	0.31	0.24

	Quarter Ended
	December 29	March 30	June 29	September 28
2013
Operating results:
Net sales	$85,887	$82,873	$96,946	$98,190
Gross profit	8,593	11,051	10,910	8,679
Net earnings	2,402	3,714	3,274	2,345
Net earnings per share amounts:
Basic	0.14	0.21	0.18	0.13
Diluted	0.13	0.20	0.18	0.13

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Year Ended
	September 27,	September 28,	September 29,
	2014	2013	2012
Net sales	$408,978	$363,896	$363,303
Cost of sales	360,205	324,663	340,845
Gross profit	48,773	39,233	22,458
Selling, general and administrative expense	23,371	20,682	18,911
Gain from early extinguishment of debt	-	-	(425)
Restructuring charges, net	1,247	-	832
Acquisition costs	612	-	-
Other expense (income), net	(1,907)	333	(188)
Interest expense	252	235	623
Interest income	(10)	(14)	(21)
Earnings before income taxes	25,208	17,997	2,726
Income taxes	8,567	6,262	917
Net earnings	$16,641	$11,735	$1,809

Net earnings per share:
Basic	$0.91	$0.65	$0.10
Diluted	0.89	0.64	0.10

Cash dividends declared	0.12	0.37	0.12

Weighted average shares outstanding:
Basic	18,257	17,948	17,664
Diluted	18,665	18,353	17,990

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	September 27,	September 28,	September 29,
	2014	2013	2012

Net earnings	$16,641	$11,735	$1,809
Other comprehensive income (loss):
Adjustment to defined benefit plan liability, net of income taxes of $140, ($539) and $261	(228)	879	(426)
Comprehensive income	$16,413	$12,614	$1,383

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 27,	September 28,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$3,050	$15,440
Accounts receivable, net	51,211	41,110
Inventories	81,899	58,793
Other current assets	6,433	5,863
Total current assets	142,593	121,206
Property, plant and equipment, net	90,386	83,053
Intangibles, net	9,816	1,724
Goodwill	6,965	-
Other assets	7,035	6,666
Total assets	$256,795	$212,649

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$52,811	$30,561
Accrued expenses	10,375	6,854
Total current liabilities	63,186	37,415
Other liabilities	14,726	14,178
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000; None issued	-	-
Common stock, $1 stated value Authorized shares: 50,000; Issued and outstanding shares: 2014, 18,377; 2013, 18,185	18,377	18,185
Additional paid-in capital	58,867	55,452
Retained earnings	103,429	88,981
Accumulated other comprehensive loss	(1,790)	(1,562)
Total shareholders’ equity	178,883	161,056
Total liabilities and shareholders’ equity	$256,795	$212,649

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at October 1, 2011	17,609	$17,609	$48,723	$84,157	$(2,015)	$148,474
Net earnings				1,809		1,809
Other comprehensive loss(1)					(426)	(426)
Stock options exercised	12	12	(10)			2
Vesting of restricted stock units	96	96	(96)			-
Compensation expense associated with stock-based plans			2,208			2,208
Restricted stock surrendered for withholding taxes payable			(446)			(446)
Cash dividends declared				(2,121)		(2,121)
Balance at September 29, 2012	17,717	17,717	50,379	83,845	(2,441)	149,500
Net earnings				11,735		11,735
Other comprehensive income(1)					879	879
Stock options exercised	371	371	3,054			3,425
Vesting of restricted stock units	97	97	(97)			-
Compensation expense associated with stock-based plans			2,161			2,161
Excess tax benefits from stock-based compensation			660			660
Restricted stock units and stock options surrendered for withholding taxes payable			(705)			(705)
Cash dividends declared				(6,599)		(6,599)
Balance at September 28, 2013	18,185	18,185	55,452	88,981	(1,562)	161,056
Net earnings				16,641		16,641
Other comprehensive loss(1)					(228)	(228)
Stock options exercised	129	129	1,000			1,129
Vesting of restricted stock units	63	63	(63)			-
Compensation expense associated with stock-based plans			2,661			2,661
Excess tax benefits from stock-based compensation			575			575
Restricted stock units and stock options surrendered for withholding taxes payable			(758)			(758)
Cash dividends declared				(2,193)		(2,193)
Balance at September 27, 2014	18,377	$18,377	$58,867	$103,429	$(1,790)	$178,883

(1)	Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2012 $261, 2013 ($539) and 2014 $140.

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 27,	September 28,	September 29,
	2014	2013	2012
Cash Flows From Operating Activities:
Net earnings	$16,641	$11,735	$1,809
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	10,274	9,833	9,762
Amortization of capitalized financing costs	102	102	97
Stock-based compensation expense	2,661	2,161	2,208
Deferred income taxes	41	3,881	835
Excess tax benefits from stock-based compensation	(575)	(660)	-
Loss (gain) on sale of property, plant and equipment	(1,629)	348	(46)
Increase in cash surrender value of life insurance policies over premiums paid	(512)	(555)	(750)
Gain from life insurance proceeds	-	(45)	(505)
Gain on early extinguishment of debt	-	-	(425)
Asset impairment charges	-	-	(11)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(2,084)	1,028	(167)
Inventories	(16,814)	6,981	10,600
Accounts payable and accrued expenses	21,333	1,645	(9,562)
Other changes	(206)	374	(701)
Total adjustments	12,591	25,093	11,335
Net cash provided by operating activities	29,232	36,828	13,144

Cash Flows From Investing Activities:
Acquisition of business	(33,943)	-	-
Capital expenditures	(8,955)	(5,030)	(8,066)
Proceeds from fire loss insurance	2,732	-	-
Increase in cash surrender value of life insurance policies	(415)	(64)	(467)
Proceeds from surrender of life insurance policies	205	3	37
Acquisition of intangible asset	-	(1,887)	-
Proceeds from life insurance claims	-	577	-
Proceeds from sale of property, plant and equipment	1	107	305
Net cash used for investing activities	(40,375)	(6,294)	(8,191)

Cash Flows From Financing Activities:
Proceeds from long-term debt	19,215	4,602	91,150
Principal payments on long-term debt	(19,215)	(16,077)	(93,406)
Cash dividends paid	(2,193)	(6,599)	(2,121)
Cash received from exercise of stock options	1,129	3,425	2
Excess tax benefits from stock-based compensation	575	660	-
Payment of employee tax withholdings related to net share transactions	(758)	(705)	(446)
Financing costs	-	-	(172)
Other	-	(410)	40
Net cash used for financing activities	(1,247)	(15,104)	(4,953)

Net increase (decrease) in cash and cash equivalents	(12,390)	15,430	-
Cash and cash equivalents at beginning of period	15,440	10	10
Cash and cash equivalents at end of period	$3,050	$15,440	$10

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30	$20	$753
Income taxes, net	7,889	2,667	176
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	680	432	176
Restricted stock units and stock options surrendered for withholding taxes payable	758	705	446
Post-closing purchase price adjustment for business acquired	45	-	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 27, 2014, SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(1) Description of Business

Insteel Industries, Inc. (“Insteel” or “the Company”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. The Company manufactures and markets prestressed concrete strand (“PC strand”) and welded wire reinforcement, including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. The Company’s products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors, rebar fabricators and contractors that are located nationwide as well as in Canada, Mexico, and Central and South America.

On August 15, 2014, the Company purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW”) (see Note 4 to the consolidated financial statements).

The Company has evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions occurring during this period that required additional recognition or disclosure in its financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2014, 2013 and 2012 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

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

Concentration of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company’s cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. The Company is exposed to credit risk in the event of default by institutions in which its cash and cash equivalents are held and by customers to the extent of the amounts recorded on the balance sheet. The Company invests excess cash primarily in money market funds, which are highly liquid securities.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; land improvements, 5 - 15 years. Depreciation expense was approximately $9.8 million in 2014, $9.7 million in 2013 and $9.8 million in 2012 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statements of operations. No interest costs were capitalized in 2014, 2013 and 2012.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. The Company performs its annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. The Company will perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of the Company’s annual testing (and any required interim testing) include: (a) expected cash flow for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on the Company’s estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, the Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. There was no impairment of goodwill in 2014.

Other assets. Other assets consist principally of capitalized financing costs and the cash surrender value of life insurance policies. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the term of the related credit agreement, and reflected in interest expense in the consolidated statements of operations.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. The Company’s intangible assets consist of customer relationships, developed technology and know-how and non-competition agreements that are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2014, 2013 and 2012.

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

(3) Recent Accounting Pronouncements

Current Adoptions

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The Company adopted ASU No. 2013-02 in the first quarter of fiscal 2014. The adoption of this update did not have a material effect on the Company's consolidated financial statements.

Future Adoptions

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under accounting principles generally accepted in the U.S. (“GAAP”). ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its consolidated financial statements.

(4) Business Combination

On August 15, 2014, the Company purchased substantially all of the assets associated with the PC strand business of ASW for an adjusted purchase price of $33.9 million, subject to certain additional post-closing adjustments (the “ASW Acquisition”).

ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia. The Company acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facility in Houston, Texas and its production equipment and facility in Newnan, Georgia. Pursuant to an agreement with ASW, the Company will lease the Houston facility from ASW with an option to purchase it in the future. In addition, the Company assumed certain of ASW’s accounts payable and accrued liabilities related to its PC strand business.

Following is a summary of the Company’s preliminary allocation of the adjusted purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the ASW Acquisition:

(In thousands)
Assets acquired:
Accounts receivable	$8,017
Inventories	6,292
Other current assets	786
Property, plant and equipment	8,638
Intangibles	8,530
Total assets acquired	$32,263

Liabilities assumed:
Accounts payable	$3,240
Accrued expenses	2,091
Total liabilities assumed	5,331
Net assets acquired	26,932
Purchase price	33,897
Goodwill	$6,965

In connection with the ASW Acquisition the Company acquired intangible assets consisting of customer relationships, developed technology and know-how and a non-competition agreement. The ASW Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expenses in the period in which such costs are incurred (See Note 5 to the consolidated financial statements).

Following the ASW Acquisition, net sales of the ASW facilities in 2014 were approximately $7.3 million. The actual amount of net sales specifically attributable to the ASW Acquisition, however, cannot be quantified due to the integration actions that were taken by the Company involving the transfer of business between the former ASW facilities and the Company’s existing facilities. The Company has determined that the presentation of ASW’s earnings for 2014 is impractical due to the integration of ASW’s operations into the Company following the ASW Acquisition.

The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the ASW Acquisition occurred at the beginning of 2013. The pro forma information reflects certain adjustments related to the ASW Acquisition, including adjusted amortization and depreciation expense based on the fair value of the assets acquired, interest expense related to the borrowings on the Company’s revolving credit facility and an appropriate adjustment for the acquisition-related costs in the current year. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the ASW Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the ASW Acquisition occurred at the beginning of 2013, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the current and comparative prior year periods are as follows:

	Years Ended
	September 27,	September 28,
(In thousands)	2014	2013
Net sales	$469,079	$431,553
Earnings before income taxes	27,225	20,447
Net earnings	18,928	12,406

(5) Restructuring Charges and Acquisition Costs

Restructuring charges. Subsequent to the ASW Acquisition, the Company incurred $1.2 million in employee separation costs for staffing reductions related to the acquisition. Current and long-term restructuring liabilities were $0.5 million and $0.7 million, respectively, as of September 27, 2014.

On November 19, 2010, the Company purchased certain assets and assumed certain liabilities of Ivy Steel and Wire, Inc. (“Ivy”). Subsequent to the acquisition of Ivy, the Company elected to consolidate certain of its welded wire reinforcement operations in order to reduce its operating costs, which involved the closure of facilities in Wilmington, Delaware and Houston, Texas. These actions were taken in response to the close proximity of Ivy’s facilities in Hazleton, Pennsylvania and Houston, Texas to the Company’s existing facilities in Wilmington, Delaware and Dayton, Texas. The Houston plant closure was completed in December 2010 and the Wilmington plant closure was completed in May 2011.

Following is a summary of the restructuring activities and associated costs that were incurred during 2012:

	Severance and	Asset
(In thousands)	other employee	impairment	Facility	Equipment
	separation costs	charges	closure costs	relocation costs	Total
2012
Liability as of October 1, 2011	$65	$-	$77	$112	$254
Restructuring charges, net	(40)	(11)	139	744	832
Cash payments	(25)	-	(216)	(856)	(1,097)
Non-cash charges	-	11	-	-	11
Liability as of September 29, 2012	$-	$-	$-	$-	$-

During 2012, all of the remaining restructuring liabilities were satisfied and the final proceeds were received from the sale of previously impaired machinery and equipment, which have been included in asset impairment charges.

Acquisition costs. During 2014, the Company recorded $0.6 million of acquisition-related costs associated with the ASW Acquisition for legal, accounting and other professional fees.

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

As of September 27, 2014 and September 28, 2013, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at September 27, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$3,320	$3,320	$-

Other assets:
Cash surrender value of life insurance policies	6,867	-	6,867
Total	$10,187	$3,320	$6,867

(In thousands)	Total at September 28, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$15,534	$15,534	$-

Other assets:
Cash surrender value of life insurance policies	6,145	-	6,145
Total	$21,679	$15,534	$6,145

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

As of September 27, 2014 and September 28, 2013, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from ASW at fair value (see Note 4 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Year ended September 27, 2014:
Customer relationships	20.0	$6,500	$(38)	$6,462
Developed technology and know-how	20.0	1,800	(11)	1,789
Non-competition agreements	4.8	2,117	(552)	1,565
		$10,417	$(601)	$9,816

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Year ended September 28, 2013:
Non-competition agreement	3.0	$1,887	$(163)	$1,724
		$1,887	$(163)	$1,724

Amortization expense for intangibles was $438,000 in 2014, $163,000 in 2013 and $0 in 2012. Amortization expense for the next five years, assuming no change in estimated useful lives of identified intangible assets, is $866,000 in 2015, $866,000 in 2016, $861,000 in 2017, $629,000 in 2018 and $414,000 in 2019.

(8) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. On February 6, 2012, the Company and each of its wholly-owned subsidiaries entered into an amendment agreement that, among other changes, increased the commitment amount of the Credit Facility from $75.0 million to $100.0 million and extended the maturity date from June 2, 2015 to June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 27, 2014, no borrowings were outstanding on the Credit Facility, $89.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million. As of September 28, 2013, no borrowings were outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of September 27, 2014, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of September 27, 2014, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the credit facility was $102,000 in 2014, $102,000 in 2013 and $97,000 in 2012. Accumulated amortization of capitalized financing costs was $4.4 million and $4.3 million as of September 27, 2014 and September 28, 2013, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year(s)	In thousands
2015	$102
2016	69
2017-2019	-

Subordinated Note. As part of the consideration for the acquisition of Ivy, on November 19, 2010 the Company entered into a $13.5 million secured subordinated promissory note (the “Note”) payable to Ivy over five years. The Note required semi-annual interest payments in arrears, and annual principal payments payable on November 19 of each year during the period 2011 - 2015. The Note yielded interest on the unpaid principal balance at a fixed rate of 6.0% per annum and was collateralized by certain of the real property and equipment acquired from Ivy. On December 12, 2011, the Company prepaid the remaining balance that was outstanding on the Note for $12.4 million, which represented a discount of $425,000 that was recorded as a gain from the early extinguishment of debt in the consolidated statements of operations in 2012.

(9) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of September 27, 2014, there were 387,000 shares available for future grants under the plans.

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

	Year Ended
	September 27,	September 28,	September 29,
(In thousands)	2014	2013	2012
Stock options:
Compensation expense	$1,139	$951	$909
Excess tax benefits	(575)	(660)	-

The remaining unrecognized compensation cost related to unvested options at September 27, 2014 was $454,000, which is expected to be recognized over a weighted average period of 1.40 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2014, 2013 and 2012 were $7.00, $7.06 and $5.20 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 27,	September 28,	September 29,
	2014	2013	2012
Expected term (in years)	5.08	6.00	6.00
Risk-free interest rate	0.38%	1.40%	1.17%
Expected volatility	39.57%	47.32%	52.97%
Expected dividend yield	0.60%	0.72%	1.06%

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

The following table summarizes stock option activity:

		Exercise Price				Contractual
		Per Share				Term -	Aggregate
						Weighted	Intrinsic
(Share amounts in thousands)	Options Outstanding	Range			Weighted Average	Average (years)	Value (in thousands)
Outstanding at October 1, 2011	994	$0.18	-	$20.27	$10.89
Granted	178	10.23	-	13.06	11.44
Exercised	(12)	0.18	-	0.18	0.18		$147
Outstanding at September 29, 2012	1,160	0.36	-	20.27	11.09
Granted	131	16.45	-	17.22	16.84
Exercised	(373)	0.36	-	12.43	9.27		2,744
Outstanding at September 28, 2013	918	5.43	-	20.27	12.65
Granted	136	19.08	-	20.50	19.80
Exercised	(183)	5.43	-	20.27	10.42		1,789
Outstanding at September 27, 2014	871	6.89	-	20.50	14.23	6.41	5,866

Vested and anticipated to vest in future at September 27, 2014	869				14.23	6.40	5,858

Exercisable at September 27, 2014	594				12.85	5.23	4,826

The 2014 and 2013 stock option exercises included “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. On January 21, 2009, the Executive Compensation Committee of the Board of Directors approved a change in the equity compensation program such that awards of restricted stock units (“RSUs”) to employees and directors would be made in lieu of awards of restricted stock. RSUs granted under these plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU grants and compensation expense are as follows:

	Year Ended
	September 27,	September 28,	September 29,
(In thousands)	2014	2013	2012
Restricted stock unit grants:
Units	64	73	99
Market value	$1,252	$1,225	$1,165
Compensation expense	1,522	1,210	1,299

The remaining unrecognized compensation cost related to unvested RSUs on September 27, 2014 was $753,000 which is expected to be recognized over a weighted average period of 1.56 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 1, 2011	328	$10.25
Granted	99	11.77
Released	(134)	10.30
Balance, September 29, 2012	293	10.74
Granted	73	16.77
Forfeited	(6)	10.72
Released	(139)	10.00
Balance, September 28, 2013	221	13.20
Granted	64	19.61
Released	(88)	12.33
Balance, September 27, 2014	197	15.68

 (10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	September 27,	September 28,	September 29,
(Dollars in thousands)	2014	2013	2012
Provision for income taxes:
Current:
Federal	$8,196	$2,124	$20
State	330	257	62
	8,526	2,381	82
Deferred:
Federal	(323)	3,571	781
State	364	310	54
	41	3,881	835

Income taxes	$8,567	$6,262	$917

Effective income tax rate	34.0%	34.8%	33.6%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	September 27, 2014		September 28, 2013		September 29, 2012
Provision for income taxes at federal statutory rate	$8,823	35.0%	$6,299	35.0%	$954	35.0%
Qualified production activities deduction	(755)	(3.0)	(165)	(0.9)	-	-
Valuation allowance	(183)	(0.7)	51	0.3	(48)	(1.8)
Net effect of life insurance policies	(150)	(0.6)	(191)	(1.1)	(400)	(14.7)
State income taxes, net of federal tax benefit	577	2.3	479	2.7	94	3.5
Nondeductible stock option expense	30	0.1	(51)	(0.3)	161	5.9
Other, net	225	0.9	(160)	(0.9)	156	5.7
Provision for income taxes	$8,567	34.0%	$6,262	34.8%	$917	33.6%

The components of deferred tax assets and liabilities are as follows:

	September 27,	September 28,
(In thousands)	2014	2013
Deferred tax assets:
Defined benefit plans	$3,419	$3,245
Accrued expenses and asset reserves	2,782	2,206
Stock-based compensation	1,804	1,560
State net operating loss carryforwards and tax credits	908	1,441
Goodwill, amortizable for tax purposes	870	986
Valuation allowance	(547)	(730)
Deferred tax assets	9,236	8,708

Deferred tax liabilities:
Plant and equipment	(12,654)	(12,607)
Prepaid insurance and other reserves	(1,032)	(650)
Deferred tax liabilities	(13,686)	(13,257)
Net deferred tax liability	$(4,450)	$(4,549)

As of September 27, 2014, the Company recorded a current deferred tax asset (net of valuation allowance) of $2.1 million on its consolidated balance sheet in other current assets and a non-current deferred tax liability (net of valuation allowance) of $6.6 million in other liabilities. As of September 28, 2013, the Company recorded a current deferred tax asset (net of valuation allowance) of $2.7 million in other current assets and a non-current deferred tax liability (net of valuation allowance) of $7.3 million in other liabilities. The Company has $13.5 million of state operating loss carryforwards that begin to expire in 2017, but principally expire between 2017 and 2032. The Company has also recorded deferred tax assets for various state tax credits of $220,000, which will begin to expire in 2015 and principally expire between 2015 and 2020.

The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of September 27, 2014, the Company had recorded a valuation allowance of $547,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had previously been provided or determine that such utilization is more likely than not. The $183,000 decrease in the valuation allowance during 2014 is primarily due to the expiration of the 2014 tax credits and reduced state income tax rates.

As of September 27, 2014, the Company has no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for 2013 is as follows:

(In thousands)	2013
Balance at beginning of year	$76
Increase in tax positions of prior years	-
Settlement of tax position in current year	(76)
Balance at end of year	$-

The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no accrued interest and penalties related to unrecognized tax benefits as of September 27, 2014 and September 28, 2013. There was $6,000 of expense incurred during 2012 related to interest and penalties and no expense recorded during 2014 and 2013.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2009 remain subject to examination together with certain state tax returns filed by the Company subsequent to 2003.

(11) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (“the Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits. The Company made contributions totaling $240,000, $307,000 and $206,000 to the Delaware Plan during 2014, 2013 and 2012, respectively, and expects to make contributions of $261,000 during 2015.

The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized in the Company’s consolidated balance sheets for the Delaware Plan is as follows:

	Year Ended
	September 27,	September 28,	September 29,
(In thousands)	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$2,973	$3,181	$3,231
Interest cost	137	128	146
Actuarial loss (gain)	174	(134)	218
Settlement	-	-	(218)
Distributions	(206)	(202)	(196)
Benefit obligation at end of year	$3,078	$2,973	$3,181

Change in plan assets:
Fair value of plan assets at beginning of year	$2,045	$1,739	$1,660
Actual return on plan assets	178	201	287
Employer contributions	240	307	206
Settlement	-	-	(218)
Distributions	(210)	(202)	(196)
Fair value of plan assets at end of year	$2,253	$2,045	$1,739

Reconciliation of funded status to net amount recognized:
Funded status	$(825)	$(928)	$(1,442)
Net amount recognized	$(825)	$(928)	$(1,442)

Amounts recognized on the consolidated balance sheet:
Accrued benefit liability	$(825)	$(928)	$(1,442)
Accumulated other comprehensive loss (net of tax)	782	706	859
Net amount recognized	$(43)	$(222)	$(583)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,261	$1,138	$1,386
Net amount recognized	$1,261	$1,138	$1,386

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$165	$(192)	$(31)
Amortization of net loss	(43)	(56)	(49)
Total recognized in other comprehensive income (loss)	$122	$(248)	$(80)

Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
	September 27,	September 28,	September 29,
(In thousands)	2014	2013	2012
Interest cost	$137	$128	$146
Expected return on plan assets	(165)	(142)	(134)
Recognized net actuarial loss	43	56	49
Net periodic pension cost	$15	$42	$61

The Company incurred a settlement loss of $95,000 during 2012 for lump-sum distributions to plan participants. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2015 is $47,000.

The projected benefit payments under the Delaware Plan are as follows:

Fiscal year(s)	In thousands
2015	$213
2016	212
2017	206
2018	207
2019	204
2020 - 2024	971

The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	September 27,	September 28,	September 29,
	2014	2013	2012
Assumptions at year-end:
Discount rate	4.25%	4.75%	4.00%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

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

The Delaware Plan has a long-term target asset mix of 60% equities and 40% fixed income. The asset allocation for the Delaware Plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	September 27,	September 27,	September 28,	September 29,
	2014	2014	2013	2012

Large-cap equities	35.0%	36.6%	37.7%	39.3%
Mid-cap equities	8.0%	7.4%	8.1%	8.9%
Small-cap equities	9.0%	8.3%	8.5%	5.6%
International equities	8.0%	8.8%	7.5%	5.9%
Fixed income securities	40.0%	38.0%	36.1%	37.2%
Cash and cash equivalents	0.0%	0.9%	2.1%	3.1%

As of September 27, 2014, the Delaware Plan’s assets include equity securities, fixed income securities and cash and cash equivalents, and were required to be measured at fair value. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value, defined as follows: Level 1 - observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market data exists, thereby requiring the development of valuation assumptions. The fair values of the Delaware Plan’s assets as of September 27, 2014 and September 28, 2013 are as follows:

(In thousands)	Total at September 27, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$825	$825	$-	$-
Mid-cap equities	166	166	-	-
Small-cap equities	187	187	-	-
International equities	199	199	-	-
Fixed income securities	855	855	-	-
Cash and cash equivalents	21	-	21	-
Total	$2,253	$2,232	$21	$-

(In thousands)	Total at September 28, 2013	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$771	$771	$-	$-
Mid-cap equities	165	165	-	-
Small-cap equities	174	174	-	-
International equities	153	153	-	-
Fixed income securities	739	739	-	-
Cash and cash equivalents	43	-	43	-
Total	$2,045	$2,002	$43	$-

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

The reconciliation of the projected benefit obligation, plan assets, funded status of the plan and amounts recognized for the SERPs in the Company’s consolidated balance sheets is as follows:

	Year Ended
	September 27,	September 28,	September 29,
(In thousands)	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$6,938	$7,461	$6,102
Service cost	219	242	217
Interest cost	315	287	301
Actuarial loss (gain)	298	(807)	1,085
Distributions	(290)	(245)	(244)
Benefit obligation at end of year	$7,480	$6,938	$7,461

Change in plan assets:
Actual employer contributions	$290	$245	$244
Actual distributions	(290)	(245)	(244)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(7,480)	$(6,938)	$(7,461)
Net amount recognized	$(7,480)	$(6,938)	$(7,461)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,627	$1,380	$2,324
Unrecognized prior service cost	-	-	227
Net amount recognized	$1,627	$1,380	$2,551

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$298	$(807)	$1,085
Prior service costs	-	(227)	(227)
Amortization of net loss	(52)	(136)	(91)
Total recognized in other comprehensive income (loss)	$246	$(1,170)	$767

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
	September 27,	September 28,	September 29,
(In thousands)	2014	2013	2012
Service cost	$219	$242	$217
Interest cost	315	287	301
Prior service cost	-	227	227
Amortization of net loss	52	136	91
Net periodic pension cost	$586	$892	$836

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2015 is $83,000.

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	September 27,	September 28,	September 29,
	2014	2013	2012
Assumptions at year-end:
Discount rate	4.25%	4.75%	4.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	In thousands
2015	$290
2016	290
2017	290
2018	356
2019	319
2020-2024	1,961

As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants the Company still maintains the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitles them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance policies on the Participants purchased and owned by the Company. The cash benefits paid under these SERPs were $25,000 in 2014, $28,000 in 2013 and $62,000 in 2012. The expense attributable to these SERPs was $16,000 in 2014, $15,000 in 2013 and $15,000 in 2012.

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

During 2012 to 2014, employees were permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. During 2012 - 2014, the Company matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. Company contributions to the Plan were $862,000 in 2014, $758,000 in 2013 and $734,000 in 2012.

Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA under which both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $4.6 million in 2014, $3.6 million in 2013 and $3.4 million in 2012. The Company is primarily self-insured for each employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.

(12) Commitments and Contingencies

Insurance recoveries. On January 21, 2014, a fire occurred at the Company’s Gallatin, Tennessee PC strand manufacturing facility. The fire damaged a portion of the facility, requiring the temporary curtailment of operations until the necessary repairs are completed. The Company has transferred a portion of its production requirements to its PC strand facility located in Sanderson, Florida, which was operating at a reduced utilization level.

The Company maintains general liability, business interruption and replacement cost property insurance coverage on its facilities that it believes is sufficient to cover the currently foreseeable losses arising from the fire. The Company received $6.7 million of insurance proceeds in 2014 that were used to cover costs incurred to date for additional plant expenses and the replacement of damaged property and equipment. The insurance proceeds attributable to the additional plant expenses were recorded in cost of sales ($3.9 million) and SG&A expense ($147,000) on the consolidated statement of operations. The insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities and all other insurance proceeds received are reported in cash flows from operating activities on the consolidated statement of cash flows. The Company expects the repairs to the damaged portion of the facility will be completed and the facility will be fully operational during the first quarter of 2015.

Leases and purchase commitments. The Company leases a portion of its equipment and its facility in Houston, Texas under operating leases that expire at various dates through 2019. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $1.2 million in 2014 and 2013 and $908,000 in 2012. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year as of September 27, 2014 are payable as follows: 2015, $1.1 million; 2016, $666,000; 2017, $407,000; 2018, $65,000; 2019 and beyond, $300,000.

As of September 27, 2014, the Company had $64.5 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $4.6 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in the consolidated financial statements.

Legal proceedings. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate cost to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

(13) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	September 27,	September 28,	September 29,
(In thousands, except per share amounts)	2014	2013	2012

Net earnings	$16,641	$11,735	$1,809

Basic weighted average shares outstanding	18,257	17,948	17,664
Dilutive effect of stock-based compensation	408	405	326
Diluted weighted average shares outstanding	18,665	18,353	17,990

Net earnings per share:
Basic	$0.91	$0.65	$0.10
Diluted	0.89	0.64	0.10

Options and RSUs representing 120,000 shares in 2014, 248,000 shares in 2013 and 600,000 shares in 2012 were antidilutive and were not included in the diluted EPS computation.

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

The Company’s net sales and long-lived assets (consisting of net property, plant and equipment, the cash surrender value of life insurance policies, goodwill and intangible assets) by geographic region are as follows:

	Year Ended
	September 27,	September 28,	September 29,
(In thousands)	2014	2013	2012
Net sales:
United States	$402,675	$357,890	$358,539
Foreign	6,303	6,006	4,764
Total	$408,978	$363,896	$363,303

Long-lived assets:
United States	$114,034	$90,922	$92,862
Foreign	-	-	-
Total	$114,034	$90,922	$92,862

The Company’s net sales by product line are as follows:

	Year Ended
	September 27,	September 28,	September 29,
(In thousands)	2014	2013	2012
Net sales:
Welded wire reinforcement	$255,294	$227,957	$230,049
Prestressed concrete strand	153,684	135,939	133,254
Total	$408,978	$363,896	$363,303

There were no customers that accounted for 10% or more of the Company’s net sales in 2014, 2013 and 2012.

(15) Related Party Transactions

Sales to a company affiliated with one of the Company’s directors amounted to $459,000 in 2014, $674,000 in 2013 and $280,000 in 2012.

(16) Comprehensive Loss

The accumulated other comprehensive loss was comprised of the adjustment to the defined benefit plan liability as follows:

	Year Ended
(In thousands)	September 27, 2014	September 28, 2013	September 29, 2012
Adjustment to defined benefit plan liability, net of taxes	$(1,790)	$(1,562)	$(2,441)
Total accumulated other comprehensive loss	$(1,790)	$(1,562)	$(2,441)

 (17) Other Financial Data

Balance sheet information:

	September 27,	September 28,
(In thousands)	2014	2013
Accounts receivable, net:
Accounts receivable	$52,099	$42,006
Less allowance for doubtful accounts	(888)	(896)
Total	$51,211	$41,110

Inventories:
Raw materials	$49,200	$33,842
Work in process	3,789	3,074
Finished goods	28,910	21,877
Total	$81,899	$58,793

Other current assets:
Current deferred tax asset	$2,122	$2,732
Prepaid insurance	1,890	1,332
Other	2,421	1,799
Total	$6,433	$5,863

Other assets:
Cash surrender value of life insurance policies, net of loans of $ - and $ -	$6,867	$6,145
Capitalized financing costs, net	69	171
Other	99	350
Total	$7,035	$6,666

Property, plant and equipment, net:
Land and land improvements	$9,704	$9,175
Buildings	42,047	42,258
Machinery and equipment	133,699	129,861
Construction in progress	7,648	210
	193,098	181,504
Less accumulated depreciation	(102,712)	(98,451)
Total	$90,386	$83,053

Accrued expenses:
Salaries, wages and related expenses	$4,659	$2,790
Customer rebates	1,530	813
Property taxes	1,242	1,155
Pension plan	825	928
Deferred revenues	525	79
Restructuring liabilities	481	-
Worker's compensation	290	307
Interest	28	31
Other	795	751
Total	$10,375	$6,854

Other liabilities:
Deferred compensation	$7,426	$6,897
Deferred income taxes	6,572	7,281
Other	728	-
Total	$14,726	$14,178

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

(20) Share Repurchases

On November 18, 2008, the Company’s Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “New Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at its discretion without prior notice. The New Authorization continues in effect until terminated by the Board of Directors. As of September 27, 2014, there was $24.8 million remaining available for future share repurchases under this authorization. There were no share repurchases during 2014, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 27, 2014 and September 28, 2013, and the related consolidated statements of operations, consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II, as listed in the index at Item 8(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 24, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 24, 2014

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 27, 2014, SEPTEMBER 28, 2013 and SEPTEMBER 29, 2012

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	September 27,	September 28,	September 29,
	2014	2013	2012
Balance, beginning of year	$896	$1,123	$761
Amounts charged to earnings	79	(100)	449
Write-offs, net of recoveries	(87)	(127)	(87)
Balance, end of year	$888	$896	$1,123

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2014. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 27, 2014. During the quarter ended September 27, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 27, 2014. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 27, 2014, and our report dated October 24, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 24, 2014

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership – Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Voting Securities” and “Security Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

See Exhibit Index on pages 55 and 56.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: October 24, 2014	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 24, 2014 below by the following persons on behalf of the registrant and in the capacities indicated:

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

EXHIBIT INDEX

to

Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended September 27, 2014

Exhibit Number	Description

2.1

Asset Purchase Agreement between Insteel Wire Products Company and Ivy Steel & Wire, Inc. dated as of November 19, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 22, 2010).

2.2

Asset Purchase Agreement between Insteel Wire Products Company and ASW dated as of August 9, 2014 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on August 11, 2014).

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

10.4*

Form of Amended and Restated Severance Agreements with H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006 (each agreement is substantially identical to the form in all material respects) (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.5*

Change in Control Severance Agreement between the Company and James F. Petelle dated November 14, 2006 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on November 16, 2006).

10.6*

Amended and Restated Retirement Security Agreement by and between the Company and H.O. Woltz III dated September 19, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.7*

Form of Retirement Security Agreement between the Company and each of Michael C. Gazmarian, James F. Petelle and Richard T. Wagner, respectively, dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2007).

10.8*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).
10.9*

Relocation Proposal between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 10.20.1 of the Company's Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.10*

Addendum to Relocation Proposal between the Company and James F. Petelle, dated September 18, 2009 (incorporated by reference to Exhibit 10.20.2 of the Company's Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.11*

Amended and Restated Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

Exhibit Number	Description

10.12*

2005 Equity Incentive Plan of Insteel Industries, Inc., as amended on November 8, 2011 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 10, 2011).

10.13*

Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.14*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).
10.15*

Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.16*

Form of Amendment to 2005 Equity Incentive Plan of Insteel Industries, Inc. dated August 20, 2013 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed on October 29, 2013)

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 27, 2014.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 27, 2014, filed on October 29, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 27, 2014, September 28, 2013 and September 29, 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 27, 2014, September 28, 2013 and September 29, 2012, (iii) the Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended September 27, 2014, September 28, 2013 and September 29, 2012, (v) the Consolidated Statements of Shareholders’ Equity as of September 27, 2014, September 28, 2013 and September 29, 2012 and (vi) the Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.