Form 10-Q
period 2014-12-27
INSTEEL INDUSTRIES INC
filed 2015-01-15
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2014

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

The number of shares outstanding of the registrant’s common stock as of January 14, 2015 was 18,377,251.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three Months Ended
	December 27,	December 28,
	2014	2013

Net sales	$110,628	$87,218
Cost of sales	98,585	78,163
Gross profit	12,043	9,055
Selling, general and administrative expense	5,652	4,705
Other income, net	(40)	(32)
Interest expense	94	56
Interest income	-	(5)
Earnings before income taxes	6,337	4,331
Income taxes	2,187	1,584
Net earnings	$4,150	$2,747

Net earnings per share:
Basic	$0.23	$0.15
Diluted	0.22	0.15

Weighted average shares outstanding:
Basic	18,377	18,189
Diluted	18,820	18,587

Cash dividends declared per share	$0.03	$0.03

Comprehensive income	$4,150	$2,747

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	December 27,	September 27,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$11	$3,050
Accounts receivable, net	40,688	51,211
Inventories	87,464	81,899
Other current assets	4,784	6,433
Total current assets	132,947	142,593
Property, plant and equipment, net	91,443	90,386
Intangibles, net	9,600	9,816
Goodwill	6,965	6,965
Other assets	7,102	7,035
Total assets	$248,057	$256,795

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,874	$52,811
Accrued expenses	9,096	10,375
Total current liabilities	39,970	63,186
Long-term debt	10,000	-
Other liabilities	15,163	14,726
Commitments and contingencies
Shareholders' equity:
Common stock	18,377	18,377
Additional paid-in capital	59,309	58,867
Retained earnings	107,028	103,429
Accumulated other comprehensive loss	(1,790)	(1,790)
Total shareholders' equity	182,924	178,883
Total liabilities and shareholders' equity	$248,057	$256,795

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 27,	December 28,
	2014	2013
Cash Flows From Operating Activities:
Net earnings	$4,150	$2,747
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	2,869	2,424
Amortization of capitalized financing costs	26	26
Stock-based compensation expense	442	408
Deferred income taxes	935	319
Excess tax benefits from stock-based compensation	-	(86)
Gain on sale of property, plant and equipment	(77)	-
Increase in cash surrender value of life insurance policies over premiums paid	(136)	(289)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	10,360	7,356
Inventories	(5,565)	(11,233)
Accounts payable and accrued expenses	(22,716)	4,387
Other changes	199	263
Total adjustments	(13,663)	3,575
Net cash provided by (used for) operating activities	(9,513)	6,322

Cash Flows From Investing Activities:
Capital expenditures	(3,515)	(1,984)
Acquisition of business	411	-
Proceeds from sale of property, plant and equipment	89	-
Proceeds from surrender of life insurance policies	40	28
Increase in cash surrender value of life insurance policies	-	(99)
Net cash used for investing activities	(2,975)	(2,055)

Cash Flows From Financing Activities:
Proceeds from long-term debt	47,757	118
Principal payments on long-term debt	(37,757)	(118)
Cash dividends paid	(551)	(546)
Cash received from exercise of stock options	-	12
Excess tax benefits from stock-based compensation	-	86
Payment of employee tax withholdings related to net share transactions	-	(274)
Net cash provided by (used for) financing activities	9,449	(722)

Net increase (decrease) in cash and cash equivalents	(3,039)	3,545
Cash and cash equivalents at beginning of period	3,050	15,440
Cash and cash equivalents at end of period	$11	$18,985

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16	$2
Income taxes, net	45	33
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	206	740
Restricted stock units and stock options surrendered for withholding taxes payable	-	274
Post-closing purchase price adjustment for business acquired	65	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 27, 2014	18,377	$18,377	$58,867	$103,429	$(1,790)	$178,883

Net earnings				4,150		4,150
Compensation expense associated with stock-based plans			442			442
Cash dividends declared				(551)		(551)
Balance at December 27, 2014	18,377	$18,377	$59,309	$107,028	$(1,790)	$182,924

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The September 27, 2014 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 27, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending October 3, 2015 or future periods.

On August 15, 2014, the Company through its wholly-owned subsidiary, Insteel Wire Products (“IWP”), purchased substantially all of the assets associated with the prestressed concrete strand (“PC strand”) business of American Spring Wire Corporation (“ASW”) (see Note 3 to the consolidated financial statements).

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

(3) Business Combination

On August 15, 2014, the Company purchased substantially all of the assets associated with the PC strand business of ASW for an adjusted purchase price of $33.5 million, subject to certain additional post-closing adjustments (the “ASW Acquisition”).

ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia. The Company acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facility in Houston, Texas and its production equipment and facility in Newnan, Georgia. Pursuant to an agreement with ASW, the Company is leasing the Houston facility from ASW with an option to purchase it in the future. In addition, the Company assumed certain of ASW’s accounts payable and accrued liabilities related to its PC strand business.

Following is a summary of the Company’s preliminary allocation of the adjusted purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the ASW Acquisition:

(In thousands)
Assets acquired:
Accounts receivable	$7,854
Inventories	6,292
Other current assets	786
Property, plant and equipment	8,638
Intangibles	8,530
Total assets acquired	$32,100

Liabilities assumed:
Accounts payable	$3,240
Accrued expenses	2,358
Total liabilities assumed	5,598
Net assets acquired	26,502
Purchase price	33,467
Goodwill	$6,965

In connection with the ASW Acquisition, the Company acquired intangible assets consisting of customer relationships, developed technology and know-how, and a non-competition agreement. The ASW Acquisition was accounted for as a business purchase pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Acquisition and integration costs are not included as components of consideration transferred, but are recorded as expenses in the period in which such costs are incurred.

The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the ASW Acquisition occurred at the beginning of fiscal 2013. The pro forma information reflects certain adjustments related to the ASW Acquisition, including adjusted amortization and depreciation expense based on the fair value of the assets acquired and interest expense related to the borrowings on the Company’s revolving credit facility. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the ASW Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the ASW Acquisition occurred at the beginning of fiscal 2013, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the prior year quarter are as follows:

December 28,
(In thousands)	2013
Net sales	$102,747
Earnings before income taxes	5,201
Net earnings	3,464

Restructuring charges. Subsequent to the ASW Acquisition, in fiscal 2014 the Company incurred employee separation costs for staffing reductions related to the acquisition. Following is a summary of the restructuring activity during the three-month period ended December 27, 2014:

(In thousands)	Employee Separation Costs
Liability as of September 27, 2014	$1,208
Cash payments	(53)
Liability as of December 27, 2014	$1,155

As of December 27, 2014 and September 27, 2014, the Company recorded a liability of $1.2 million on its consolidated balance sheet for restructuring liabilities, including $0.5 million in accrued expenses and $0.7 million in other liabilities.

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

As of December 27, 2014 and September 27, 2014, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at December 27, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$1,490	$1,490	$-

Other assets:
Cash surrender value of life insurance policies	6,963	-	6,963
Total	$8,453	$1,490	$6,963

(In thousands)	Total at September 27, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$3,320	$3,320	$-

Other assets:
Cash surrender value of life insurance policies	6,867	-	6,867
Total	$10,187	$3,320	$6,867

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

As of December 27, 2014 and September 27, 2014, the Company did not have any nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from ASW at fair value (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. As of December 27, 2014, the carrying amount of long-term debt outstanding under the Company’s revolving credit facility approximates its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

(5) Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross	Accumulated Amortization	Net Book Value
As of December 27, 2014:
Customer relationships	$6,500	$(119)	$6,381
Developed technology and know-how	1,800	(33)	1,767
Non-competition agreements	2,117	(665)	1,452
	$10,417	$(817)	$9,600

(In thousands)	Gross	Accumulated Amortization	Net Book Value
As of September 27, 2014:
Customer relationships	$6,500	$(38)	$6,462
Developed technology and know-how	1,800	(11)	1,789
Non-competition agreements	2,117	(552)	1,565
	$10,417	$(601)	$9,816

Amortization expense for intangibles was $216,000 and $94,000 for the three-month periods ended December 27, 2014 and December 28, 2013, respectively.

(6) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. As of December 27, 2014, there were 387,000 shares available for future grants under the plans.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three-month periods ended December 27, 2014 and December 28, 2013 are as follows:

	Three Months Ended
	December 27,	December 28,
(In thousands)	2014	2013
Stock options:
Compensation expense	$173	$165
Excess tax benefits	-	(86)

As of December 27, 2014, the remaining unamortized compensation cost related to unvested stock option awards was $279,000, which is expected to be recognized over a weighted average period of 1.53 years.

The following table summarizes stock option activity for the three-month period ended December 27, 2014:

						Contractual
						Term -	Aggregate
	Options	Exercise Price Per Share				Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(years)	(in thousands)
Outstanding at September 27, 2014	871	$ 6.89	-	$ 20.50	$14.23
Exercised	-	-	-	-	-
Outstanding at December 27, 2014	871	6.89	-	20.50	14.23	6.16	$7,947

Vested and anticipated to vest in the future at December 27, 2014	869				14.23	6.15	7,935

Exercisable at December 27, 2014	594				12.85	4.98	6,246

Stock option exercises include “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU compensation expense for the three-month periods ended December 27, 2014 and December 28, 2013 is as follows:

	Three Months Ended
	December 27,	December 28,
(In thousands)	2014	2013
Compensation expense	$269	$243

As of December 27, 2014, the remaining unrecognized compensation cost related to unvested RSUs was $477,000, which is expected to be recognized over a weighted average vesting period of 1.74 years.

The following table summarizes RSU activity during the three-month period ended December 27, 2014:

Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2014	197	$15.68
Granted	-	-
Released	-	-
Balance, December 27, 2014	197	$15.68

(7) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 34.5% for the three-month period ended December 27, 2014 compared with 36.6% for the three-month period ended December 28, 2013. The year-over-year reduction in the effective rate was primarily due to changes in permanent book versus tax differences. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of December 27, 2014, the Company has recorded a current deferred tax asset (net of valuation allowance) of $1.5 million in other current assets and a non-current deferred tax liability of $6.9 million in other liabilities on its consolidated balance sheet. The Company has $13.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2032. The Company has also recorded $220,000 of gross deferred tax assets for various state tax credits that begin to expire in 2015, but principally expire between 2015 and 2020.

In accordance with ASC Topic 740 Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. The Company recorded a valuation allowance of $547,000 as of December 27, 2014 and September 27, 2014 pertaining to various state NOLs and tax credits that were not expected to be utilized.

The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. Based on management’s judgment, as of December 27, 2014, the Company has no material, known tax exposures that require the establishment of a liability for uncertain tax positions.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2009 remain subject to examination together with certain state tax returns filed by the Company subsequent to 2003.

(8) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $52,000 to the Delaware Plan during the three-month period ended December 27, 2014 and expects to contribute an additional $182,000 during the remainder of the current fiscal year.

Net periodic pension costs and related components for the Delaware Plan for the three-month periods ended December 27, 2014 and December 28, 2013 are as follows:

	Three Months Ended
	December 27,	December 28,
(In thousands)	2014	2013
Interest cost	$33	$34
Expected return on plan assets	(45)	(41)
Recognized net actuarial loss	13	11
Net periodic pension cost	$1	$4

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

Net periodic benefit costs and related components for the SERPs for the three-month periods ended December 27, 2014 and December 28, 2013 are as follows:

	Three Months Ended
	December 27,	December 28,
(In thousands)	2014	2013
Service cost	$72	$55
Interest cost	81	79
Recognized net actuarial loss	29	13
Net periodic benefit cost	$182	$147

(9) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures on June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 27, 2014, $10.0 million was outstanding on the Credit Facility, $81.4 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of December 27, 2014, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of December 27, 2014, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $26,000 for each of the three-month periods ended December 27, 2014 and December 28, 2013. Accumulated amortization of capitalized financing costs was $4.4 million as of December 27, 2014 and September 27, 2014.

(10) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three-month periods ended December 27, 2014 and December 28, 2013 are as follows:

	Three Months Ended
	December 27,	December 28,
(In thousands except per share amounts)	2014	2013

Net earnings available to common shareholders	$4,150	$2,747

Basic weighted average shares outstanding	18,377	18,189
Dilutive effect of stock-based compensation	443	398
Diluted weighted average shares outstanding	$18,820	$18,587

Net earnings per share:
Basic	$0.23	$0.15
Diluted	$0.22	$0.15

Options representing 25,000 and 123,000 shares for the three-month periods ended December 27, 2014 and December 28, 2013, respectively, were antidilutive and not included in the diluted earnings per share calculation.

(11) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of December 27, 2014, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month periods ended December 27, 2014 and December 28, 2013.

(12) Other Financial Data

Balance sheet information:

	December 27,	September 27,
(In thousands)	2014	2014
Accounts receivable, net:
Accounts receivable	$41,487	$52,099
Less allowance for doubtful accounts	(799)	(888)
Total	$40,688	$51,211

Inventories:
Raw materials	$50,871	$49,200
Work in process	3,147	3,789
Finished goods	33,446	28,910
Total	$87,464	$81,899

Other current assets:
Prepaid insurance	$1,715	$1,890
Current deferred tax asset	1,538	2,122
Other	1,531	2,421
Total	$4,784	$6,433

Other assets:
Cash surrender value of life insurance policies	$6,963	$6,867
Capitalized financing costs, net	43	69
Other	96	99
Total	$7,102	$7,035

Property, plant and equipment, net:
Land and land improvements	$9,704	$9,704
Buildings	44,555	42,047
Machinery and equipment	136,294	133,699
Construction in progress	5,905	7,648
	196,458	193,098
Less accumulated depreciation	(105,015)	(102,712)
Total	$91,443	$90,386

Accrued expenses:
Salaries, wages and related expenses	$2,619	$4,659
Customer rebates	1,879	1,530
Property taxes	1,342	1,242
Pension plan	774	825
Restructuring liabilities	501	481
Accrued income taxes	447	-
Deferred revenues	419	525
Workers' compensation	288	290
Interest	45	28
Other	782	795
Total	$9,096	$10,375

Other liabilities:
Deferred compensation	$7,541	$7,426
Deferred income taxes	6,923	6,572
Other	699	728
Total	$15,163	$14,726

(13) Business Segment Information

The Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and PC strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment.

(14) Contingencies

Insurance recoveries. On January 21, 2014, a fire occurred at the Company’s Gallatin, Tennessee PC strand manufacturing facility. The fire damaged a portion of the facility, requiring the temporary curtailment of operations until the necessary repairs were completed. The Company shifted a portion of its production requirements to its PC strand facility located in Sanderson, Florida, which was operating at a reduced utilization level. During the first quarter of fiscal 2015, the Company completed the remainder of the repairs and the Gallatin facility was fully operational as of December 27, 2014.

The Company maintains general liability, business interruption and replacement cost property insurance coverage on its facilities that it believes is sufficient to cover the losses incurred from the fire. During the three months ended December 27, 2014, the Company recorded a $257,000 receivable for the anticipated insurance proceeds related to the costs that were incurred during the period related to the fire. The insurance proceeds attributable to these additional expenses were recorded in cost of sales ($244,000) and selling, general and administrative expense ($13,000) on the consolidated statement of operations and comprehensive income. The Company is currently pursuing a final settlement of this claim with its insurance carrier.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. All forward-looking statements are based on information that is current as of the date of this report. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 27, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	the continuation of reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in United States or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs; and

●	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 27, 2014 and in other filings that we make with the SEC.

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

On August 15, 2014, we, through our wholly-owned subsidiary, Insteel Wire Products (“IWP”), purchased substantially all of the assets associated with the prestressed concrete strand (“PC strand”) business of American Spring Wire Corporation (“ASW”) for an adjusted purchase price of $33.5 million, subject to certain additional post-closing adjustments (the “ASW Acquisition”). ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 3 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facility in Houston, Texas and its production equipment and facility in Newnan, Georgia. We also entered into an agreement to lease the Houston facility from ASW with an option to purchase it in the future.

Results of Operations

Statements of Operations – Selected Data
(Dollars in thousands)

	Three Months Ended
	December 27,		December 28,
	2014	Change	2013

Net sales	$110,628	26.8%	$87,218
Gross profit	12,043	33.0%	9,055
Percentage of net sales	10.9%		10.4%
Selling, general and administrative expense	$5,652	20.1%	$4,705
Percentage of net sales	5.1%		5.4%
Other income, net	$(40)	N/M	$(32)
Interest expense	94	67.9%	56
Effective income tax rate	34.5%		36.6%
Net earnings	$4,150	51.1%	$2,747

"N/M" = not meaningful

First Quarter of Fiscal 2015 Compared to First Quarter of Fiscal 2014

Net Sales

Net sales for the first quarter of 2015 increased 26.8% to $110.6 million from $87.2 million in the same year-ago period. Shipments for the quarter increased 20.9% and average selling prices increased 4.9% from the prior year levels. The increase in shipments was primarily due to the ASW Acquisition together with improved market conditions and increased demand for our products relative to the prior year period. Sales for both periods reflect depressed volumes on an absolute basis relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the first quarter of 2015 increased 33.0% to $12.0 million, or 10.9% of net sales, from $9.1 million, or 10.4% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($3.4 million) and higher shipments ($2.1 million), partially offset by higher unit conversion costs ($2.2 million). The increase in spreads was driven by higher average selling prices ($5.2 million) partially offset by higher raw material costs ($1.5 million) and freight expense ($0.3 million). Gross profit for both periods was unfavorably impacted by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2015 increased 20.1% to $5.7 million, or 5.1% of net sales, from $4.7 million, or 5.4% of net sales, in the same year-ago period primarily due to increases in compensation ($0.4 million) and employee benefit expense ($0.2 million) together with the relative year-over-year change in the cash surrender value of life insurance policies ($0.2 million). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year quarter. The cash surrender value of life insurance policies increased $135,000 in the current year quarter compared to $289,000 in the prior year quarter due to the changes in the value of the underlying investments.

Interest Expense

Interest expense for the first quarter of 2015 increased 67.9% to $94,000 from $56,000 in the same year-ago period primarily due to the higher average debt outstanding during the current year quarter.

Income Taxes

Our effective income tax rate for the first quarter of 2015 decreased to 34.5% from 36.6% in the same year-ago period primarily due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first quarter of 2015 increased to $4.2 million ($0.22 per diluted share) from $2.7 million ($0.15 per share) in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 27,	December 28,
	2014	2013
Net cash provided by (used for) operating activities	$(9,513)	$6,322
Net cash used for investing activities	(2,975)	(2,055)
Net cash provided by (used for) financing activities	9,449	(722)

Net working capital	92,977	86,012
Total debt	10,000	-
Percentage of total capital	5.2%	-
Shareholders' equity	$182,924	$163,489
Percentage of total capital	94.8%	100.0%
Total capital (total debt + shareholders' equity)	$192,924	$163,489

Operating Activities

Operating activities used $9.5 million of cash during the first quarter of 2015 primarily due to an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses partially offset by net earnings adjusted for non-cash items. Net working capital used $17.9 million of cash due to a $22.7 million decrease in accounts payable and accrued expenses and a $5.6 million increase in inventories partially offset by a $10.4 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases during the latter portion of the quarter and changes in the mix of vendors and payment terms. The increase in inventories was primarily driven by higher raw material purchases. The decrease in accounts receivable was principally due to the usual seasonal downturn in sales.

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

Investing Activities

Investing activities used $3.0 million of cash during the first quarter of 2015 compared to $2.1 million during the same period last year. Capital expenditures for the first quarter of 2015 were $3.5 million compared with $2.0 million in the prior year period. The current period use of cash was offset by $0.4 million of post-closing adjustments related to the ASW acquisition. Capital expenditures for fiscal 2015 are expected to range from $11.0 to $13.0 million. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities provided $9.4 million of cash during the first quarter of 2015 while using $0.7 million during the same period last year. Net borrowings on our revolving credit facility provided $10.0 million of cash in the current year quarter. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures on June 2, 2016. As of December 27, 2014, $10.0 million was outstanding on the Credit Facility, $81.4 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the first fiscal quarter of 2015. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Except with respect to the increase in borrowings on the revolving credit facility (See Note 9 to the consolidated financial statements), there have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of September 27, 2014 other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 27, 2014 for further information regarding our critical accounting policies and estimates. As of December 27, 2014, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 27, 2014.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended September 27, 2014, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2015, we expect continued improvement in the conditions in our construction end-markets following the steep decline in demand that we have experienced in recent years. There are growing indications the recovery in private nonresidential construction, our primary demand driver, is strengthening, which should favorably impact our financial results through higher shipment volumes and operating levels at our facilities. The outlook for infrastructure construction is less clear pending the enactment of a new multi-year federal transportation funding authorization.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the full-year contribution of the ASW Acquisition together with the realization of additional operating synergies and benefits from the reconfiguration of our welded wire reinforcement operations related to our 2010 acquisition of Ivy Steel and Wire, Inc. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2015, a 10% increase in the price of steel wire rod would have resulted in a $7.0 million decrease in our pre-tax earnings for the three months ended December 27, 2014 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Borrowings under our Credit Facility are subject to a variable rate of interest and are sensitive to changes in interest rates. Based on our interest rate exposure and the outstanding borrowings on our Credit Facility as of December 27, 2014, a 25 basis point change in interest rates would have an estimated $25,000 impact on our pre-tax earnings over a one-year period.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 27, 2014.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 27, 2014. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 27, 2014, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 27, 2014, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of December 27, 2014, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month periods ended December 27, 2014 and December 28, 2013.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 27, 2014 and December 28, 2013, (ii) the Consolidated Balance Sheets as of December 27, 2014 and September 27, 2014, (iii) the Consolidated Statements of Cash Flows for the three months ended December 27, 2014 and December 28, 2013, (iv) the Consolidated Statements of Shareholders’ Equity as of December 27, 2014 and September 27, 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.
Registrant

Date: January 15, 2015	By:	/s/	Michael C. Gazmarian
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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 27, 2014 and December 28, 2013, (ii) the Consolidated Balance Sheets as of December 27, 2014 and September 27, 2014, (iii) the Consolidated Statements of Cash Flows for the three months ended December 27, 2014 and December 28, 2013, (iv) the Consolidated Statements of Shareholders’ Equity as of December 27, 2014 and September 27, 2014, and (v) the Notes to Consolidated Financial Statements.