Form 10-Q
period 2015-03-28
INSTEEL INDUSTRIES INC
filed 2015-04-16
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2015

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

The number of shares outstanding of the registrant’s common stock as of April 15, 2015 was 18,436,343.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014

Net sales	$101,767	$91,436	$212,395	$178,654
Cost of sales	93,065	79,830	191,650	157,993
Gross profit	8,702	11,606	20,745	20,661
Selling, general and administrative expense	5,975	5,984	11,627	10,689
Restructuring charges, net	333	-	333	-
Other expense (income), net	(1,599)	228	(1,639)	196
Interest expense	114	57	208	113
Interest income	(4)	(1)	(4)	(6)
Earnings before income taxes	3,883	5,338	10,220	9,669
Income taxes	1,339	1,816	3,526	3,400
Net earnings	$2,544	$3,522	$6,694	$6,269

Net earnings per share:
Basic	$0.14	$0.19	$0.36	$0.34
Diluted	0.14	0.19	0.36	0.34

Weighted average shares outstanding:
Basic	18,404	18,234	18,391	18,212
Diluted	18,822	18,637	18,821	18,612

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

Comprehensive income	$2,544	$3,522	$6,694	$6,269

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 28,	September 27,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,172	$3,050
Accounts receivable, net	44,025	51,211
Inventories	83,439	81,899
Other current assets	4,887	6,433
Total current assets	138,523	142,593
Property, plant and equipment, net	87,164	90,386
Intangibles, net	10,821	9,816
Goodwill	6,965	6,965
Other assets	10,076	7,035
Total assets	$253,549	$256,795

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$36,076	$52,811
Accrued expenses	6,727	10,375
Total current liabilities	42,803	63,186
Long-term debt	10,000	-
Other liabilities	14,925	14,726
Commitments and contingencies
Shareholders' equity:
Common stock	18,436	18,377
Additional paid-in capital	60,156	58,867
Retained earnings	109,019	103,429
Accumulated other comprehensive loss	(1,790)	(1,790)
Total shareholders' equity	185,821	178,883
Total liabilities and shareholders' equity	$253,549	$256,795

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 28,	March 29,
	2015	2014
Cash Flows From Operating Activities:
Net earnings	$6,694	$6,269
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	5,797	4,902
Amortization of capitalized financing costs	51	51
Stock-based compensation expense	1,273	1,228
Deferred income taxes	828	217
Asset impairment charges	237	-
Excess tax benefits from stock-based compensation	(147)	(191)
Loss (gain) on sale of property, plant and equipment	(1,679)	510
Increase in cash surrender value of life insurance policies over premiums paid	(283)	(358)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	7,023	(65)
Inventories	(1,540)	(12,606)
Accounts payable and accrued expenses	(20,733)	7,872
Other changes	651	130
Total adjustments	(8,522)	1,690
Net cash provided by (used for) operating activities	(1,828)	7,959

Cash Flows From Investing Activities:
Capital expenditures	(4,587)	(2,964)
Acquisition of intangible asset	(1,460)	-
Acquisition of business	480	-
Proceeds from fire loss insurance	1,613	135
Proceeds from sale of property, plant and equipment	89	-
Proceeds from surrender of life insurance policies	40	113
Increase in cash surrender value of life insurance policies	(196)	(269)
Net cash used for investing activities	(4,021)	(2,985)

Cash Flows From Financing Activities:
Proceeds from long-term debt	60,474	217
Principal payments on long-term debt	(50,474)	(217)
Cash dividends paid	(1,104)	(1,094)
Cash received from exercise of stock options	176	175
Excess tax benefits from stock-based compensation	147	191
Payment of employee tax withholdings related to net share transactions	(248)	(505)
Net cash provided by (used for) financing activities	8,971	(1,233)

Net increase in cash and cash equivalents	3,122	3,741
Cash and cash equivalents at beginning of period	3,050	15,440
Cash and cash equivalents at end of period	$6,172	$19,181

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$93	$2
Income taxes, net	3,403	2,502
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	227	375
Restricted stock units and stock options surrendered for withholding taxes payable	248	505

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 27, 2014	18,377	$18,377	$58,867	$103,429	$(1,790)	$178,883

Net earnings				6,694		6,694
Stock options exercised, net	21	21	155			176
Vesting of restricted stock units	38	38	(38)			-
Compensation expense associated with stock-based plans			1,273			1,273
Excess tax benefits from stock-based compensation			147			147
Restricted stock units and stock options surrendered for withholding taxes payable			(248)			(248)
Cash dividends declared				(1,104)		(1,104)
Balance at March 28, 2015	18,436	$18,436	$60,156	$109,019	$(1,790)	$185,821

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended March 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending October 3, 2015 or future periods.

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

(3) Business Combination

On August 15, 2014, the Company purchased substantially all of the assets associated with the PC strand business of ASW for a final adjusted purchase price of $33.5 million (the “ASW Acquisition”), net of post-closing adjustments of $480,000.

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

Following is a summary of the Company’s final allocation of the adjusted purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the ASW Acquisition:

(In thousands)
Assets acquired:
Accounts receivable	$7,854
Inventories	6,292
Other current assets	786
Property, plant and equipment	8,638
Intangibles	8,530
Total assets acquired	$32,100

Liabilities assumed:
Accounts payable	$3,240
Accrued expenses	2,362
Total liabilities assumed	5,602
Net assets acquired	26,498
Purchase price	33,463
Goodwill	$6,965

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

The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the ASW Acquisition occurred at the beginning of fiscal 2013. The pro forma information reflects certain adjustments related to the ASW Acquisition, including adjusted amortization and depreciation expense based on the fair value of the assets acquired and interest expense related to the borrowings on the Company’s revolving credit facility. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the ASW Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the ASW Acquisition occurred at the beginning of fiscal 2013, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the prior year three- and six-month periods are as follows:

	March 29, 2014
	Three Months	Six Months
(In thousands)	Ended	Ended
Net sales	$108,518	$211,265
Earnings before income taxes	6,175	11,376
Net earnings	4,037	7,501

Restructuring charges. Subsequent to the ASW Acquisition, in fiscal 2014, the Company incurred employee separation costs for staffing reductions associated with the acquisition. In February 2015, the Company elected to consolidate its PC strand operations with the closure of the Newnan, Georgia facility that had been acquired through the ASW Acquisition. The Newnan plant closure was completed in March 2015.

Following is a summary of the restructuring activity and associated costs that were incurred during the three- and six-month periods ended March 28, 2015:

(In thousands)	Asset Impairment	Employee Separation Costs	Facility Closure Costs	Total
Liability as of September 27, 2014	$-	$1,208	$-	$1,208
Cash payments	-	(53)	-	(53)
Liability as of December 27, 2014	-	1,155	-	1,155
Restructuring charges	237	75	21	333
Cash payments	-	(58)	(4)	(62)
Non-cash charges	(237)	-	-	(237)
Liability as of March 28, 2015	$-	$1,172	$17	$1,189

The Company recorded a liability of $1.2 million on its consolidated balance sheet for restructuring liabilities as of March 28, 2015 and September 27, 2014. As of March 28, 2015, $0.6 million of the restructuring liabilities were recorded in accrued expenses and $0.6 million in other liabilities. As of September 27, 2014, $0.5 million of the restructuring liabilities were recorded in accrued expenses and $0.7 million in other liabilities.

The Company currently expects to incur approximately $0.5 million of additional restructuring charges for equipment relocation and facility closure costs through fiscal 2016.

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

As of March 28, 2015 and September 27, 2014, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at March 28, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$6,535	$6,535	$-

Other assets:
Cash surrender value of life insurance policies	7,306	-	7,306
Total	$13,841	$6,535	$7,306

(In thousands)	Total at September 27, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$3,320	$3,320	$-

Other assets:
Cash surrender value of life insurance policies	6,867	-	6,867
Total	$10,187	$3,320	$6,867

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

As of March 28, 2015 and September 27, 2014, the Company did not have any nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from ASW at fair value (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. As of March 28, 2015, the carrying amount of long-term debt outstanding under the Company’s revolving credit facility approximates its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

(5) Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross	Accumulated Amortization	Net Book Value
As of March 28, 2015:
Customer relationships	$6,500	$(200)	$6,300
Developed technology and know-how	1,800	(56)	1,744
Non-competition agreements	3,577	(800)	2,777
	$11,877	$(1,056)	$10,821

(In thousands)	Gross	Accumulated Amortization	Net Book Value
As of September 27, 2014:
Customer relationships	$6,500	$(38)	$6,462
Developed technology and know-how	1,800	(11)	1,789
Non-competition agreements	2,117	(552)	1,565
	$10,417	$(601)	$9,816

Amortization expense for intangibles was $239,000 and $94,000 for the three-month periods ended March 28, 2015 and March 29, 2014, respectively, and $455,000 and $189,000 for the six-month periods ended March 28, 2015 and March 29, 2014, respectively.

(6) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, the shareholders of the Company approved the 2015 Equity Incentive Plan of the Company (the “2015 Plan”), which authorizes up to 900,000 shares of Company common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan, which expired on February 15, 2015. As of March 28, 2015, there were 801,000 shares of Company common stock available for future grants under the 2015 Plan, which is the Company’s only active equity incentive plan.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense and excess tax benefits associated with stock options for the three- and six-month periods ended March 28, 2015 and March 29, 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2015	2014	2015	2014
Stock options:
Compensation expense	$382	$358	$555	$523
Excess tax benefits	(147)	(105)	(147)	(191)

As of March 28, 2015, the remaining unamortized compensation cost related to unvested stock option awards was $364,000, which is expected to be recognized over a weighted average period of 1.60 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the three- and six-month periods ended March 28, 2015 and March 29, 2014 was $7.75 and $6.93 per share, respectively, based on the following assumptions:

	Six Months Ended
	March 28,	March 29,
	2015	2014
Risk-free interest rate	1.77%	1.56%
Dividend yield	0.55%	0.62%
Expected volatility	37.39%	41.46%
Expected term (in years)	5.67	4.94

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

The following table summarizes stock option activity for the six-month period ended March 28, 2015:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at September 27, 2014	871	$6.89	-	$20.50	$14.23
Granted	63	21.96	-	21.96	21.96
Exercised	(23)	6.89	-	11.15	8.99		$284
Outstanding at March 28, 2015	911	7.55	-	21.96	14.90	6.27	5,325

Vested and anticipated to vest in the future at March 28, 2015	907				14.89	6.26	5,316

Exercisable at March 28, 2015	637				13.33	5.14	4,674

Stock option exercises include “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU compensation expense for the three- and six-month periods ended March 28, 2015 and March 29, 2014 is as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2015	2014	2015	2014
Restricted stock unit grants:
Units	36	40	36	40
Market value	$790	$763	$790	$763
Compensation expense	449	462	718	705

As of March 28, 2015, the remaining unrecognized compensation cost related to unvested RSUs was $772,000, which is expected to be recognized over a weighted average vesting period of 1.61 years.

The following table summarizes RSU activity during the six-month period ended March 28, 2015:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2014	197	$15.68
Granted	36	21.96
Released	(50)	14.99
Balance, March 28, 2015	183	17.09

(7) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 34.5% for the six-month period ended March 28, 2015 compared with 35.2% for the six-month period ended March 29, 2014. The year-over-year reduction in the effective rate was primarily due to changes in permanent book versus tax differences. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of March 28, 2015, the Company has recorded a current deferred tax asset (net of valuation allowance) of $1.3 million in other current assets and a non-current deferred tax liability of $6.6 million in other liabilities on its consolidated balance sheet. The Company has $13.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2032. The Company has also recorded $220,000 of gross deferred tax assets for various state tax credits that begin to expire in 2015, but principally expire between 2015 and 2020.

In accordance with ASC Topic 740 Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. Since the Company operates in multiple jurisdictions, it assesses the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, considering the applicable tax laws. The Company recorded a valuation allowance of $547,000 as of March 28, 2015 and September 27, 2014 pertaining to various state NOLs and tax credits that were not expected to be utilized.

The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. Based on management’s judgment, as of March 28, 2015, the Company has no material, known tax exposures that require the establishment of a liability for uncertain tax positions.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2009 remain subject to examination together with certain state tax returns filed by the Company subsequent to 2003.

(8) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earn additional service benefits. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Company made contributions totaling $49,000 and $101,000 to the Delaware Plan during the three- and six-month periods ended March 28, 2015, respectively, and expects to contribute an additional $133,000 during the remainder of the current fiscal year.

Net periodic pension costs and related components for the Delaware Plan for the three- and six-month periods ended March 28, 2015 and March 29, 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2015	2014	2015	2014
Interest cost	$33	$34	$66	$68
Expected return on plan assets	(45)	(41)	(90)	(82)
Recognized net actuarial loss	13	11	26	22
Net periodic pension cost	$1	$4	$2	$8

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

Net periodic benefit costs and related components for the SERPs for the three- and six-month periods ended March 28, 2015 and March 29, 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2015	2014	2015	2014
Service cost	$72	$55	$144	$110
Interest cost	81	79	162	158
Recognized net actuarial loss	29	13	58	26
Net periodic benefit cost	$182	$147	$364	$294

(9) Long-Term Debt

Revolving Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures on June 2, 2016. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 28, 2015, $10.0 million was outstanding on the Credit Facility, $82.6 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.50% - 1.25% for index rate loans and 1.50% - 2.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of March 28, 2015, the applicable interest rate margins on the Credit Facility were 0.50% for index rate loans and 1.50% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $13.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of March 28, 2015, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $25,000 for each of the three-month periods ended March 28, 2015 and March 29, 2014 and $51,000 for each of the six-month periods ended March 28, 2015 and March 29, 2014. Accumulated amortization of capitalized financing costs was $4.5 million and $4.4 million as of March 28, 2015 and September 27, 2014, respectively.

(10) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three- and six-month periods ended March 28, 2015 and March 29, 2014 are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands except per share amounts)	2015	2014	2015	2014

Net earnings available to common shareholders	$2,544	$3,522	$6,694	$6,269

Basic weighted average shares outstanding	18,404	18,234	18,391	18,212
Dilutive effect of stock-based compensation	418	403	430	400
Diluted weighted average shares outstanding	18,822	18,637	18,821	18,612

Net earnings per share:
Basic	$0.14	$0.19	$0.36	$0.34
Diluted	$0.14	$0.19	$0.36	$0.34

Options representing 88,000 and 146,000 shares for the three-month periods ended March 28, 2015 and March 29, 2014, respectively, were antidilutive and not included in the diluted earnings per share calculation. Options representing 56,000 and 135,000 shares for the six-month periods ended March 28, 2015 and March 29, 2014, respectively, were antidilutive and were not included in the diluted earnings per share calculation.

(11) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of March 28, 2015, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended March 28, 2015 and March 29, 2014.

(12) Other Financial Data

Balance sheet information:

	March 28,	September 27,
(In thousands)	2015	2014
Accounts receivable, net:
Accounts receivable	$44,643	$52,099
Less allowance for doubtful accounts	(618)	(888)
Total	$44,025	$51,211

Inventories:
Raw materials	$42,471	$49,200
Work in process	3,324	3,789
Finished goods	37,644	28,910
Total	$83,439	$81,899

Other current assets:
Income tax receivable	$1,612	$760
Current deferred tax asset	1,342	2,122
Prepaid insurance	1,141	1,890
Other	792	1,661
Total	$4,887	$6,433

Other assets:
Cash surrender value of life insurance policies	$7,306	$6,867
Assets held for sale	2,655	-
Capitalized financing costs, net	18	69
Other	97	99
Total	$10,076	$7,035

Property, plant and equipment, net:
Land and land improvements	$9,214	$9,704
Buildings	42,608	42,047
Machinery and equipment	136,430	133,699
Construction in progress	6,331	7,648
	194,583	193,098
Less accumulated depreciation	(107,419)	(102,712)
Total	$87,164	$90,386

Accrued expenses:
Salaries, wages and related expenses	$2,661	$4,659
Customer rebates	862	1,530
Pension plan	725	825
Restructuring liabilities	564	481
Property taxes	509	1,242
Deferred revenues	287	525
Workers' compensation	284	290
Interest	37	28
Other	798	795
Total	$6,727	$10,375

Other liabilities:
Deferred compensation	$7,644	$7,426
Deferred income taxes	6,620	6,572
Other	661	728
Total	$14,925	$14,726

(13) Business Segment Information

The Company’s operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. The Company’s concrete reinforcing products consist of welded wire reinforcement and PC strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment.

(14) Contingencies

Insurance recoveries. On January 21, 2014, a fire occurred at the Company’s Gallatin, Tennessee PC strand manufacturing facility. The fire damaged a portion of the facility, requiring the temporary curtailment of operations until the necessary repairs were completed. The Company reassigned a portion of its production requirements to its PC strand facility located in Sanderson, Florida, which was operating at a reduced utilization level. During the first quarter of fiscal 2015, the Company completed the remainder of the repairs and the Gallatin facility was fully operational as of December 27, 2014.

The Company maintains general liability, business interruption and replacement cost property insurance coverage on its facilities that it believes is sufficient to cover the losses incurred from the fire. During the three- and six-month periods ended March 28, 2015, the Company received $1.9 million of insurance proceeds related to the expenses that were incurred and capital outlays that were required to replace property and equipment damaged in the fire. During the three-month period ended March 28, 2015, the insurance proceeds attributable to the additional expenses were recorded in selling, general and administrative expense (“SG&A expense”) ($56,000) on the consolidated statement of operations and comprehensive income. During the six-month period ended March 28, 2015, the insurance proceeds attributable to the additional expenses were recorded in cost of sales ($244,000) and SG&A expense ($69,000) on the consolidated statement of operations and comprehensive income. During the three- and six-month periods ended March 29, 2014, the Company received $1.3 million of insurance proceeds of which $1.1 million were recorded in cost of sales and $25,000 in SG&A expense. The insurance proceeds attributable to the property and equipment damaged in the fire are reported in cash flows from investing activities and all other insurance proceeds received are reported in cash flows from operating activities on the consolidated statement of cash flows. The Company expects to reach a final settlement on this claim with its insurance carrier during the third quarter of fiscal 2015.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	the continuation of reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in United States or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs;

●	potential difficulties in realizing reduced operating costs associated with the closure of the Newnan, Georgia facility; and

●	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 27, 2014 and in other filings that we make with the SEC.

Overview

Insteel Industries, Inc. is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement, including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives who are our employees. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our geographic footprint.

On August 15, 2014, we, through our wholly-owned subsidiary, Insteel Wire Products (“IWP”), purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW”) for a final adjusted purchase price of $33.5 million (the “ASW Acquisition”). ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 3 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facility in Houston, Texas and its production equipment and facility in Newnan, Georgia. We also entered into an agreement to lease the Houston facility from ASW with an option to purchase it in the future.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended				Six Months Ended
	March 28,			March 29,	March 28,		March 29,
	2015	Change		2014	2015	Change	2014

Net sales	$101,767	11.3%		$91,436	$212,395	18.9%	$178,654
Gross profit	8,702	(25.0%	)	11,606	20,745	0.4%	20,661
Percentage of net sales	8.6%			12.7%	9.8%		11.6%
Selling, general and administrative expense	$5,975	(0.2%	)	$5,984	$11,627	8.8%	$10,689
Percentage of net sales	5.9%			6.5%	5.5%		6.0%
Restructuring charges, net	$333	N/M		-	$333	N/M	$-
Other expense (income), net	(1,599)	N/M		$228	(1,639)	N/M	196
Interest expense	114	100.0%		57	208	84.1%	113
Interest income	(4)	300.0%		(1)	(4)	(33.3% )	(6)
Effective income tax rate	34.5%			34.0%	34.5%		35.2%
Net earnings	$2,544	(27.8%	)	$3,522	$6,694	6.8%	$6,269

"N/M" = not meaningful

Second Quarter of Fiscal 2015 Compared to Second Quarter of Fiscal 2014

Net Sales

Net sales for the second quarter of 2015 increased 11.3% to $101.8 million from $91.4 million in the same year-ago period. Shipments for the quarter increased 10.6% and average selling prices increased 0.7% from the prior year levels. The increase in shipments was primarily driven by the ASW Acquisition, which offset the unfavorable impact of the unusually severe winter weather in many regions of the country during the current year quarter. Sales for both periods reflect depressed volumes on an absolute basis relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the second quarter of 2015 decreased 25.0% to $8.7 million, or 8.6% of net sales, from $11.6 million, or 12.7% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to higher unit conversion costs ($3.3 million) and lower spreads between average selling prices and raw material costs ($1.0 million) partially offset by higher shipments ($1.3 million). Unit conversion costs in the current year quarter were unfavorably impacted by the unusually severe winter weather at most of our facilities, which depressed operating volumes, and higher health and workers’ compensation insurance expense. The decrease in spreads was driven by higher raw material costs ($1.8 million) partially offset by higher average selling prices ($0.6 million) and lower freight expense ($0.2 million). Gross profit for both periods was adversely affected by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2015 remained flat at $6.0 million, or 5.9% of net sales compared with 6.5% of net sales in the same year-ago period as lower compensation expense ($355,000) was offset by increases in employee benefit costs ($173,000) and amortization expense associated with intangible assets ($145,000). The decrease in compensation expense was primarily driven by lower incentive plan expense due to the weaker financial results in the current year quarter. The increase in employee benefit costs was primarily related to higher employee health insurance expense during the current year quarter. The increase in amortization expense was primarily associated with the additional intangible assets that were acquired in connection with the ASW Acquisition.

Restructuring Expense, Net

Net restructuring charges of $333,000 were incurred in the second quarter of 2015 related to the closure of the Newnan, Georgia PC strand facility, which had been acquired through the ASW Acquisition. Restructuring charges included $237,000 for impairment charges related to the decommissioning of equipment, $75,000 for employee separation costs associated with the plant closure and $21,000 for facility closure costs.

Other Expense (Income)

Other income for the second quarter of 2015 was $1.6 million compared to $228,000 of other expense in the same year-ago period. The income for the current year quarter was primarily related to a net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand facility in 2014. The other expense for the prior year period was primarily due to the net loss on the disposal of equipment that was damaged in the Gallatin fire.

Interest Expense

Interest expense for the second quarter of 2015 increased 100.0% to $114,000 from $57,000 in the same year-ago period primarily due to the higher average borrowings on our revolving credit facility during the current year quarter.

Income Taxes

Our effective income tax rate for the second quarter of 2015 increased to 34.5% from 34.0% in the same year-ago period primarily due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2015 were $2.5 million ($0.14 per share) compared to $3.5 million ($0.19 per share) in the same year-ago period primarily due to the decrease in gross profit partially offset by the increase in other income.

First Half of Fiscal 2015 Compared to First Half of Fiscal 2014

Net Sales

Net sales for the first half of 2015 increased 18.9% to $212.4 million from $178.7 million in the same year-ago period. Shipments for the period increased 15.7% while average selling prices increased 2.8% from the prior year levels. The increase in shipments was primarily due to the ASW Acquisition, which offset the unfavorable impact of the unusually severe winter weather in many regions of the country during the current year period. Sales for both periods reflect depressed volumes on an absolute basis relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the first half of 2015 remained flat at $20.7 million, or 9.8% of net sales in 2015 compared with 11.6% of net sales in the same year-ago period. Higher shipments ($3.5 million) and wider spreads between average selling prices and raw material costs ($2.2 million) in the current year period were offset by higher unit conversion costs ($5.5 million). The increase in spreads was driven by higher average selling prices ($5.6 million) partially offset by higher raw material costs ($3.3 million) and freight expense ($0.1 million). Unit conversion costs in the current year period were unfavorably impacted by the unusually severe winter weather at most of our facilities, which depressed operating volumes, and higher health and workers’ compensation insurance expense. Gross profit for both periods was adversely affected by depressed shipment volumes and elevated unit conversion costs resulting from reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense for the first half of 2015 increased 8.8% to $11.6 million, or 5.5% of net sales, from $10.7 million, or 6.0% of net sales, in the same year-ago period primarily due to increases in employee benefit costs ($325,000), amortization expense associated with intangible assets ($267,000) and travel expense ($114,000). The increase in employee benefit costs was primarily related to higher employee health insurance expense during the current year period. The increase in amortization expense was primarily associated with the additional intangible assets that were acquired in connection with the ASW Acquisition.

Restructuring Expense, Net

Net restructuring charges of $333,000 were incurred in the first half of 2015 related to the closure of the Newnan, Georgia PC strand facility, which had been acquired through the ASW Acquisition. Restructuring charges include $237,000 for impairment charges related to the decommissioning of equipment, $75,000 for employee separation costs associated with the plant closure and $21,000 for facility closure costs.

Other Expense (Income)

Other income for the first half of 2015 was $1.6 million compared to $196,000 of other expense in the same year-ago period. The income for the current year period was primarily related to a net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand facility in 2014. The other expense for the prior year period was primarily due to the net loss on the disposal of equipment that was damaged in the Gallatin fire.

Interest Expense

Interest expense for the first half of 2015 increased 84.1% to $208,000 from $113,000 in the same year-ago period primarily due to higher average borrowings on our revolving credit facility during the current year period.

Income Taxes

Our effective income tax rate for the first half of 2015 decreased to 34.5% from 35.2% in the prior year period due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first half of 2015 increased to $6.7 million ($0.36 per share) from $6.3 million ($0.34 per share) in the same year-ago period primarily due to the increase in other income partially offset by the increase in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	March 28,	March 29,
	2015	2014
Net cash provided by (used for) operating activities	$(1,828)	$7,959
Net cash used for investing activities	(4,021)	(2,985)
Net cash provided by (used for) financing activities	8,971	(1,233)

Net working capital	95,720	92,224
Total debt	10,000	-
Percentage of total capital	5.1%	-
Shareholders' equity	$185,821	$167,320
Percentage of total capital	94.9%	100.0%
Total capital (total debt + shareholders' equity)	$195,821	$167,320

Operating Activities

Operating activities used $1.8 million of cash during the first half of 2015 primarily due to an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses partially offset by net earnings adjusted for non-cash items. Net working capital used $15.3 million of cash due to a $20.7 million decrease in accounts payable and accrued expenses and a $1.5 million increase in inventories partially offset by a $7.0 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases near the end of the period. The increase in inventories and decrease in accounts receivable were primarily related to the usual seasonal downturn in sales.

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

Investing Activities

Investing activities used $4.0 million of cash during the first half of 2015 compared to $3.0 million during the same period last year. Capital expenditures increased to $4.6 million for the first half of 2015 from $3.0 million in the prior year period. Current year outlays include $1.5 million for the acquisition of an intangible asset from a competitor, which was offset by the receipt of $1.6 million of insurance proceeds related to the Gallatin fire and $0.5 million of post-closing adjustments associated with the ASW Acquisition. Capital expenditures for fiscal 2015 are expected to range from $11.0 to $13.0 million. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities provided $9.0 million of cash during the first half of 2015 while using $1.2 million during the same period last year. Net borrowings on our revolving credit facility provided $10.0 million of cash in the current year period. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by the board of directors each quarter after taking into account various factors.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. The Credit Facility provides for up to $100.0 million of financing and matures on June 2, 2016. As of March 28, 2015, $10.0 million was outstanding on the Credit Facility, $82.6 million of additional borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the second fiscal quarter of 2015. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 27, 2014 for further information regarding our critical accounting policies and estimates. As of March 28, 2015, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 27, 2014.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended September 27, 2014, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2015, we expect significant improvement in our financial results driven by the usual seasonal factors, continued improvement in the conditions in our construction end-markets and the consumption of lower cost inventory reflecting the recent decline in raw material costs. There are growing indications the recovery in private nonresidential construction, our primary demand driver, is strengthening, which should favorably impact shipment volumes and operating levels at our facilities. The outlook for infrastructure construction is less clear pending the enactment of a new multi-year federal transportation funding authorization.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the full-year contribution of the ASW Acquisition together with the realization of additional operating synergies and benefits from the related reconfiguration of our PC strand operations. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2015, a 10% increase in the price of steel wire rod would have resulted in a $13.5 million decrease in our pre-tax earnings for the six months ended March 28, 2015 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Borrowings under our Credit Facility are subject to a variable rate of interest and are sensitive to changes in interest rates. Based on our interest rate exposure and the outstanding borrowings on our Credit Facility as of March 28, 2015, a 25 basis point change in interest rates would have an estimated $25,000 impact on our pre-tax earnings over a one-year period.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 28, 2015.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 28, 2015. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, during the quarter ended March 28, 2015, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 27, 2014, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

We may be unable to realize the anticipated cost reductions from the closure of our Newnan, Georgia facility.

In March 2015, we completed the closure of our PC strand facility in Newnan, Georgia and moved the manufacturing to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. As a result of the closure of the Newnan facility, we have incurred equipment relocation costs, asset impairment charges and employee separation costs. We also expect to incur additional future costs associated with the closure of the Newnan facility. Although we expect to realize cost savings from the closure of the Newnan facility and the consolidation of our PC strand facilities, there is no assurance that these cost savings will be realized. If we do not achieve the cost reductions expected from this consolidation, our total operating costs may be greater than anticipated and our profitability may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of March 28, 2015, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended March 28, 2015 and March 29, 2014.

Item 6. Exhibits

10.1

2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99 filed with the Company’s Registration Statement on Form S-8, filed with the SEC on February 17, 2015 (File No. 333-202128).

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 28, 2015 and March 29, 2014, (ii) the Consolidated Balance Sheets as of March 28, 2015 and September 27, 2014, (iii) the Consolidated Statements of Cash Flows for the six months ended March 28, 2015 and March 29, 2014, (iv) the Consolidated Statements of Shareholders’ Equity as of March 28, 2015 and September 27, 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: April 16, 2015	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99 filed with the Company’s Registration Statement on Form S-8, filed with the SEC on February 17, 2015 (File No. 333-202128).

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 28, 2015 and March 29, 2014, (ii) the Consolidated Balance Sheets as of March 28, 2015 and September 27, 2014, (iii) the Consolidated Statements of Cash Flows for the six months ended March 28, 2015 and March 29, 2014, (iv) the Consolidated Statements of Shareholders’ Equity as of March 28, 2015 and September 27, 2014, and (v) the Notes to Consolidated Financial Statements.