Form 10-K
period 2015-10-03
INSTEEL INDUSTRIES INC
filed 2015-10-30
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

As of March 28, 2015 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $351,359,207 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of October 29, 2015, there were 18,466,585 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2016 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs; and

●	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2015, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities in our core businesses that further our penetration of the markets we currently serve or expand our geographic footprint. Headquartered in Mount Airy, North Carolina, we operate ten manufacturing facilities that are located in the U.S. in close proximity to our customers. Our growth initiatives are focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.

On August 15, 2014, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW”) for a final adjusted purchase price of $33.5 million (the “ASW Acquisition”). ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 4 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, production equipment at its facility in Houston, Texas and its production equipment and facility in Newnan, Georgia. We also entered into an agreement with ASW pursuant to which we lease the Houston facility with an option to purchase it in the future. Subsequent to the acquisition, we elected to consolidate our PC strand operations with the closure of the Newnan facility, which was completed in March 2015.

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

Products

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. The Company’s concrete reinforcing products are comprised of two product lines: PC strand and WWR. Based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, the Company has one reportable segment.

PC strand is a high strength, seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For fiscal years 2015, 2014 and 2013, PC strand sales represented 43%, 38% and 37%, respectively, of our net sales.

WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including ESM, CPR and SWWR. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a replacement for hot-rolled rebar due to the cost advantages that it offers. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For fiscal years 2015, 2014 and 2013, WWR sales represented 57%, 62% and 63%, respectively, of our net sales.

Marketing and Distribution

We market our products through sales representatives who are our employees. Our outside sales representatives are trained in the technical applications of our products and sell multiple product lines in their respective territories. We sell our products nationwide as well as into Canada, Mexico, and Central and South America, delivering our products primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and customer service requirements.

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2015, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as a high percentage of our customers sell into both the nonresidential and residential construction sectors. There were no customers that represented 10% or more of our net sales in fiscal years 2015, 2014 and 2013, and the Company is not dependent on a single customer, or a few customers, the loss of which would be expected to have a material adverse effect.

Backlog

Backlog is minimal for our business because of the relatively short lead times that are required by our customers. We believe that the majority of our firm orders existing on October 3, 2015 will be shipped prior to the end of the first quarter of fiscal 2016.

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

Pricing for wire rod tends to fluctuate based on both domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2015 and 2014 represented approximately 29% and 30%, respectively, of our total wire rod purchases. We believe that the substantial volume of our wire rod requirements, our desirable mix of sizes and grades, and our strong financial condition represents a competitive advantage by making us a more attractive customer to our suppliers relative to our competitors.

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

Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical competitive factor from the standpoint of manufacturing costs, quality and customer service capabilities. In view of our strong market positions, broad product offering and geographic footprint, technologically advanced manufacturing facilities, low cost production capabilities and sophisticated information systems, we believe that we are well-positioned to compete favorably with other producers of our concrete reinforcing products.

Employees

As of October 3, 2015, we employed 790 people. The Company has no contracts with labor unions and has not experienced any work stoppages. We believe that our relationship with our employees is good. Should we experience a disruption of production, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and overall financial results.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business and geographic areas, see the items referenced in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 14 to the consolidated financial statements.

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe that these expenditures would ultimately have a material adverse effect on our financial position or results of operations. Although we expect to incur some environmental control facility costs during fiscal years 2016 and 2017 in connection with our expansion of the Houston facility, we do not expect these capital expenditures to have a material effect on our financial position or results of operations.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	59	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	56	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	65	Vice President - Administration and Secretary
Richard T. Wagner	56	Vice President and General Manager of IWP

H. O. Woltz III, 59, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 56, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 65, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President - Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 56, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of the Company’s subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products that was later acquired by the Company in 2000.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 17, 2015 for a term that will expire at the next annual meeting of the Board of Directors or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 11, 2016.

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

Our shipments are generally lower in the first and second fiscal quarters primarily due to the unfavorable impact of winter weather conditions on construction activity and customer plant shutdowns associated with holidays. As a result, our cash flow from operations may vary from quarter to quarter due to these seasonal factors.

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

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2015. In response to the increased pricing volatility, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

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

Our manufacturing facilities are subject to risks that may limit our ability to manufacture products, including unexpected equipment failures and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, adverse weather conditions and transportation interruptions. For example, on January 21, 2014, a fire occurred at the Company’s Gallatin, Tennessee PC strand manufacturing facility, damaging a portion of the facility and requiring the temporary curtailment of operations until the necessary repairs were completed. Any such equipment failures or events can subject us to material plant shutdowns, periods of reduced production or unexpected downtime. Furthermore, the resolution of certain operational interruptions may require significant capital expenditures. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows could be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.

Our financial results could be adversely impacted by the escalation of our operating costs.

Our employee benefit costs, particularly our medical and workers’ compensation costs, have increased substantially in recent years and are expected to continue to rise. The Patient Protection and Affordable Care and Education Reconciliation Act of 2010 will have a significant impact on employers, health care providers, insurers and others associated with the health care industry and is expected to increase our employee health care costs. This legislation requires certain large employers like the Company to offer health care benefits to full-time employees or face potential annual penalties. To avoid these penalties, employers must offer health benefits providing a minimum level of coverage and limit the amount that employees are charged for the coverage. Provisions of this law have become and will become effective at various dates over the next several years and many of the regulations and guidance for the law have not been implemented. Due to the breadth and complexity of this law, the lack of implementing regulations and interpretive guidance and the phased-in nature of the requirement, we cannot predict the future effect of this law on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, financial condition and results of operations.

In addition, higher prices for natural gas, electricity, fuel and consumables increase our manufacturing and distribution costs. Most of our sales are made under terms whereby we incur the fuel costs and surcharges associated with the delivery of products to our customers. Although we have previously implemented numerous measures to offset the impact of increases in these costs, there can be no assurance that such actions will be effective. If we are unable to pass these additional costs through by raising selling prices, our financial results could be adversely impacted.

Our financial results could be adversely impacted by the impairment of goodwill.

Our balance sheet includes intangible assets, including goodwill and other separately identifiable assets primarily related to the ASW Acquisition. We may acquire additional intangible assets in connection with future acquisitions as part of our growth strategy. We are required to review goodwill for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise such as, among other things, a decline in our stock price and market capitalization and lower than projected operating results and cash flows. If our review determined that goodwill had been impaired, the impaired portion would have to be written-off during that period which could have an adverse effect on our business and financial results.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2015, our common stock traded as high as $24.85 and as low as $14.61. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our quarterly and annual financial results; changes in our business outlook and the expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Insteel’s corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At October 3, 2015, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate except for the facility located in Houston, Texas, which we currently lease from ASW with an option to purchase in the future. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate to satisfy the current and projected needs for our existing products.

Item 3. Legal Proceedings.

We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate cost to resolve these other matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of October 26, 2015, there were 716 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividends per share declared in fiscal 2015 and 2014:

	Fiscal 2015			Fiscal 2014
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$24.85	$19.05	$0.03	$23.18	$15.45	$0.03
Second Quarter	24.44	18.60	0.03	23.04	17.91	0.03
Third Quarter	22.85	18.15	0.03	24.26	18.66	0.03
Fourth Quarter	19.79	14.61	0.03	24.25	18.17	0.03

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

Stock Performance Graph

The line graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended October 3, 2015. The graph and table assume that $100 was invested on October 2, 2010 in each of our common stock, the Russell 2000 Index and the S&P Building Products Index, and that all dividends were reinvested. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	10/2/10	10/1/11	9/29/12	9/28/13	9/27/14	10/3/15
Insteel Industries, Inc.	100.00	113.90	134.11	188.18	248.09	191.62
Russell 2000	100.00	96.47	127.25	165.50	172.01	174.15
S&P Building Products	100.00	66.21	143.86	206.96	237.79	287.95

Issuer Purchases of Equity Securities

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The share repurchase authorization continues in effect until terminated by the Board of Directors. As of October 3, 2015, there was $24.8 million remaining available for future share repurchases under this authorization. We did not repurchase any shares of our common stock during fiscal 2015 and 2014.

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

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	October 3,	September 27,	September 28,	September 29,	October 1,
	2015	2014	2013	2012	2011
Net sales	$447,504	$408,978	$363,896	$363,303	$336,909
Net earnings (loss)	21,710	16,641	11,735	1,809	(387)
Net earnings (loss) per share (basic)	1.18	0.91	0.65	0.10	(0.02)
Net earnings (loss) per share (diluted)	1.15	0.89	0.64	0.10	(0.02)
Cash dividends declared	0.12	0.12	0.37	0.12	0.12
Total assets	260,239	256,795	212,649	208,552	216,530
Total debt	-	-	-	11,475	14,156
Shareholders’ equity	200,215	178,883	161,056	149,500	148,474

As summarized more fully in Item 7 below, on August 15, 2014, we, through our wholly-owned subsidiary, IWP, purchased substantially all the assets associated with the PC strand business of ASW. This transaction may materially affect the comparability of the information reflected in the selected financial data presented in this Item 6.

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

On August 15, 2014, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets associated with the PC strand business of ASW for a final adjusted purchase price of $33.5 million. ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 4 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facility in Houston, Texas and its production equipment and facility in Newnan, Georgia. We also entered into an agreement pursuant to which we lease the Houston facility from ASW with an option to purchase it in the future. Subsequent to the acquisition, we elected to consolidate our PC strand operations with the closure of the Newnan facility, which was completed in March 2015.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our discussion and analysis of our financial condition and results of operations are based on these financial statements. The preparation of our consolidated financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.

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

Goodwill. Goodwill is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each fiscal year, which involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill.

We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flow for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated.

We monitor our operating results throughout the year to determine if events or changes in circumstances warrant any interim impairment testing. Otherwise, goodwill will be subject to the required annual impairment test during our fourth quarter. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including the expected future operating cash flows and discount rate, could reduce our estimated fair value in the future and result in an impairment of goodwill. There was no goodwill impairment loss recognized in 2015.

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

Litigation. We are involved in claims, lawsuits and other proceedings, which arise in the ordinary course of business. The eventual outcome of such matters and the potential losses that we may ultimately incur are subject to a high degree of uncertainty. We record expenses for litigation when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We estimate the probability of such losses based on the advice of legal counsel, the outcome of similar litigation, the status of the lawsuits and other factors. Due to the numerous factors that enter into these judgments and assumptions, it is reasonably likely that actual outcomes will differ from our estimates. We monitor our potential exposure to these contingencies on a regular basis and may adjust our estimates as additional information becomes available or as there are significant developments.

Stock-based compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock units, in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation. Under these provisions, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Monte Carlo valuation model to determine the fair value of stock options at the date of grant, which requires us to make assumptions such as expected term, volatility and forfeiture rates to determine the stock options’ fair value. These assumptions are based on historical information and judgment regarding market factors and trends. If actual results differ from our assumptions and judgments used in estimating these factors, future adjustments to these estimates may be required.

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

The discount rates we utilize for determining net periodic pension costs and the related benefit obligations for our plans are based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rates are used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the Delaware Plan and SERPs was 4.25% for 2015 and 2014, and 4.75% for 2013.

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

For fiscal years 2015, 2014 and 2013, the assumed long-term rate of return utilized for the Delaware Plan assets was 8%. We currently expect to use the same assumed rate for the long-term return on plan assets in fiscal 2016. In determining the appropriateness of this assumption, we considered the historical rate of return on the plan assets, the current and projected asset mix, our investment objectives and information provided by our third-party investment advisors.

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

The amounts recognized as net periodic pension cost and as pension assets or liabilities are based upon the actuarial assumptions discussed above. We believe that all of the actuarial assumptions used for determining the net periodic pension costs and pension assets or liabilities related to the Delaware Plan are reasonable and appropriate. The funding requirements for the Delaware Plan are based upon applicable regulations, and will generally differ from the amount of pension cost recognized under ASC Topic 715 for financial reporting purposes. During fiscal years 2015, 2014 and 2013, we made contributions totaling $234,000, $240,000 and $307,000, respectively, to the Delaware Plan.

We currently expect net periodic pension cost for fiscal 2016 to be $32,000 for the Delaware Plan and $676,000 for the SERPs. Cash contributions to the plans during fiscal 2016 are expected to be $246,000 for the Delaware Plan and $290,000 for the SERPs.

 A 0.25% decrease in the assumed discount rate for the Delaware Plan would have increased our projected and accumulated benefit obligations as of October 3, 2015 by approximately $106,000 and have no impact on our expected net periodic pension cost for 2016. A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of October 3, 2015 by approximately $245,000 and $199,000, respectively, and our expected net periodic pension cost for fiscal 2016 by approximately $25,000.

A 0.25% decrease in the assumed long-term rate of return on plan assets for the Delaware Plan would have increased our expected net periodic pension cost for fiscal 2016 by approximately $6,000.

Recent Accounting Pronouncements.

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements and incorporated herein by reference.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	October 3,		September 27,		September 28,
	2015	Change	2014	Change	2013
Net sales	$447,504	9.4%	$408,978	12.4%	$363,896
Gross profit	58,333	19.6%	48,773	24.3%	39,233
Percentage of net sales	13.0%		11.9%		10.8%
Selling, general and administrative expense	$25,824	10.5%	$23,371	13.0%	$20,682
Percentage of net sales	5.8%		5.7%		5.7%
Restructuring charges, net	$349	(72.0% )	$1,247	100.0%	$-
Acquisition costs	-	(100.0% )	612	100.0%	-
Other expense (income), net	(1,113)	(41.6% )	(1,907)	N/M	333
Interest expense	320	27.0%	252	7.2%	235
Interest income	(11)	10.0%	(10)	(28.6% )	(14)
Effective income tax rate	34.1%		34.0%		34.8%
Net earnings	$21,710	30.5%	$16,641	41.8%	$11,735

“N/M” = not meaningful

2015 Compared with 2014

Net Sales

Net sales increased 9.4% to $447.5 million in 2015 from $409.0 million in 2014. Shipments for the year increased 10.0% while average selling prices decreased 0.5% from the prior year levels. The increase in shipments was primarily driven by the additional business provided by the ASW Acquisition. Sales for both years reflect reduced volumes relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit increased 19.6% to $58.3 million, or 13.0% of net sales, in 2015 from $48.8 million, or 11.9% of net sales, in 2014. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs ($11.4 million) and higher shipments ($5.3 million) partially offset by higher unit conversion costs ($7.0 million). The increase in spreads was driven by lower raw material costs ($13.2 million) and freight expense ($0.9 million) partially offset by lower average selling prices ($2.7 million). Gross profit for both years was unfavorably impacted by reduced shipment volumes and elevated unit conversion costs relative to prerecession levels largely driven by reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 10.5% to $25.8 million, or 5.8% of net sales, in 2015 from $23.4 million, or 5.7% of net sales, in 2014 primarily due to increases in compensation expense ($650,000), amortization expense associated with intangible assets ($619,000) and employee benefit costs ($435,000) together with the relative year-over-year change in the cash surrender value of life insurance policies ($474,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year. The increase in amortization expense was primarily associated with the intangible assets that were acquired in connection with the ASW Acquisition. The increase in employee benefit costs was primarily due to higher employee health insurance and supplemental retirement plan expense. The cash surrender value of life insurance policies increased $39,000 in the current year period compared with $513,000 in the prior year period due to the changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $0.3 million were incurred in 2015 compared with $1.2 million in 2014. The net restructuring charges for 2015 were related to the closure of the Newnan, Georgia PC strand facility that was acquired through the ASW Acquisition, including $0.6 million for facility closure costs, $0.5 million for impairment charges related to the decommissioning of equipment, $0.1 million for employee separation costs and $0.1 million for equipment relocation costs. These charges were partially offset by a $0.9 million gain on the sale of the real estate and certain of the equipment associated with the Newnan facility. The net restructuring charges for 2014 were for employee separation costs associated with staffing reductions that were implemented in connection with the ASW Acquisition.

Acquisition Costs

Acquisition costs of $0.6 million were incurred in 2014 for legal, accounting and other professional fees related to the ASW Acquisition. The accounting requirements for business combinations require the expensing of acquisition costs in the period in which they are incurred.

Other Expense (Income)

Other income for 2015 was $1.1 million compared to $1.9 million in 2014. The other income for 2015 was primarily related to a $1.7 million net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand facility in 2014, partially offset by a $0.7 million charge related to the settlement of a customer dispute. The other income for 2014 was largely related to a net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the Gallatin fire.

Interest Expense

Interest expense increased 27.0% to $320,000 in 2015 from $252,000 in 2014 primarily due to higher average debt outstanding during 2015.

Income Taxes

Our effective income tax rate for 2015 was essentially unchanged at 34.1% compared with 34.0% in 2014.

Net Earnings

Net earnings increased to $21.7 million ($1.15 per diluted share) in 2015 from $16.6 million ($0.89 per diluted share) in 2014 primarily due to the increase in gross profit partially offset by higher SG&A expense.

2014 Compared with 2013

Net Sales

Net sales increased 12.4% to $409.0 million in 2014 from $363.9 million in 2013. Shipments for the year increased 12.8% while average selling prices decreased 0.3% from the prior year levels. The increase in shipments was primarily due to improved market conditions and increased demand for our products relative to the prior year as well as the additional business provided by the ASW Acquisition for a portion of our fourth quarter. Sales for both years reflect reduced volumes relative to the prerecession levels in our construction end-markets.

Gross Profit

Gross profit increased 24.3% to $48.8 million, or 11.9% of net sales, in 2014 from $39.2 million, or 10.8% of net sales, in 2013. The year-over-year increase was primarily due to wider spreads between average selling prices and raw material costs ($6.8 million) and higher shipments ($5.4 million), partially offset by higher unit conversion costs ($1.2 million). The increase in spreads was driven by lower raw material costs ($8.5 million) partially offset by lower average selling prices ($1.4 million) and higher freight expense ($0.3 million). Gross profit for both years was unfavorably impacted by reduced shipment volumes and elevated unit conversion costs relative to prerecession levels largely driven by reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense increased 13.0% to $23.4 million, or 5.7% of net sales, in 2014 from $20.7 million, or 5.7% of net sales, in 2013 primarily due to increases in compensation expense ($1.7 million), employee benefit costs ($0.3 million), amortization expense associated with intangible assets ($0.3 million) and bad debt expense ($0.2 million). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in 2014. The increase in employee benefit costs was primarily due to higher employee health insurance costs during 2014. The increase in amortization expense was related to the intangible assets that were acquired in connection with the ASW Acquisition. The increase in bad debt expense was due to an adjustment to the allowance for doubtful accounts driven by the increase in sales and accounts receivable.

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

Other Expense (Income)

Other income for 2014 was $1.9 million compared to $0.3 million of other expense in 2013. The other income for 2014 was primarily due to the net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the Gallatin fire. Other expense for 2013 was primarily due to a net loss on the disposal of equipment.

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

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	October 3,	September 27,	September 28,
	2015	2014	2013
Net cash provided by operating activities	$35,774	$29,232	$36,828
Net cash used for investing activities	(3,039)	(40,375)	(6,294)
Net cash used for financing activities	(2,527)	(1,247)	(15,104)

Cash and cash equivalents	33,258	3,050	15,440
Net working capital	105,532	79,407	83,791
Total debt	-	-	-
Percentage of total capital	-	-	-
Shareholders' equity	$200,215	$178,883	$161,056
Percentage of total capital	100%	100%	100%
Total capital (total debt + shareholders' equity)	$200,215	$178,883	$161,056

Operating Activities

Operating activities provided $35.8 million of cash in 2015 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $2.3 million of cash due to a $15.9 million decrease in inventories and a $4.3 million decrease in accounts receivable partially offset by a $17.9 million decrease in accounts payable and accrued expenses. The decrease in inventories and accounts payable and accrued expenses was primarily due to lower raw material purchases and unit costs. The decrease in accounts receivable was related to lower selling prices.

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

We may elect to adjust our operating activities as there are changes in the conditions in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $3.0 million of cash in 2015, $40.4 million in 2014 and $6.3 million in 2013. In 2015, $7.2 million of cash was used for capital expenditures and $1.5 million for the acquisition of an intangible asset from a competitor, which was partially offset by $3.5 million of proceeds from the sale of the real estate and certain of the equipment associated with the Newnan facility, $1.7 million of insurance proceeds related to the Gallatin fire and $0.5 million of post-closing adjustments associated with the ASW Acquisition. In 2014, $33.9 million of cash was used to fund the ASW Acquisition and $9.0 million for capital expenditures (including $4.5 million to replace property and equipment damaged in the fire at the Gallatin facility), which was partially offset by $2.7 million of insurance proceeds related to the Gallatin fire. In 2013, $5.0 million of cash was used for capital expenditures and $1.9 million for an intangible asset in connection with the acquisition of certain assets from Tatano Wire and Steel, Inc., which was partially offset by $0.6 million of proceeds from life insurance claims. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $2.5 million of cash in 2015, $1.2 million in 2014 and $15.1 million in 2013. In 2015, $2.2 million of cash was used for dividend payments and $0.2 million for financing costs that were incurred in connection with the amendment of our revolving credit facility. In 2014, $2.2 million of cash was used for dividend payments, which was partially offset by $1.1 million of proceeds from the exercise of stock options. In 2013, $11.5 million of cash was used to repay debt and $6.6 million for dividend payments (including a special cash dividend of $4.5 million and regular cash dividends totaling $2.1 million), which was partially offset by $3.4 million of proceeds from the exercise of stock options.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend the maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 3, 2015, no borrowings were outstanding on the Credit Facility, $80.3 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million (see Note 8 to the consolidated financial statements). During 2015, ordinary course borrowings on the Credit Facility were as high as $16.2 million. As of September 27, 2014, there were no borrowings outstanding on the Credit Facility.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During 2015, wire rod prices declined throughout most of the year due to reductions in the cost of scrap for wire rod producers which favorably impacted our margins after the higher cost inventory had been consumed. During 2014 and 2013, wire rod prices fluctuated within a narrower range, and inflation did not have a material impact on our sales or earnings. Our ability to fully recover increases in wire rod prices over this period was mitigated by competitive pricing pressures resulting from the reduced level of activity in our construction end-markets. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at October 3, 2015 are as follows:

Payments Due by Period

(In thousands)

		Less Than			More Than
Contractual obligations:	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Raw material purchase commitments(1)	$39,437	$39,437	$-	$-	$-
Supplemental employee retirement plan obligations	18,223	290	648	560	16,725
Pension benefit obligations	6,463	217	428	428	5,390
Operating leases	2,701	1,285	1,292	124	-
Trade letters of credit	1,629	1,629	-	-	-
Commitment fee on unused portion of credit facility	1,406	301	602	503	-
Other unconditional purchase obligations(2)	1,182	1,182	-	-	-
Total	$71,041	$44,341	$2,970	$1,615	$22,115

(1)Non-cancelable purchase commitments for raw materials.

(2)Contractual commitments for capital expenditures.

Outlook

As we look ahead to 2016, we expect further improvement in our financial results driven by the favorable conditions in our construction end-markets and reduced unit conversion costs at our facilities. The outlook for private nonresidential construction, our primary demand driver, remains positive and we expect the ongoing recovery will result in higher shipment volumes and operating levels. The prospects for infrastructure construction are less clear pending the enactment of a new multi-year federal transportation funding authorization, although increased spending at the state and local level should serve to mitigate the impact of continued delays in arriving at a longer-term funding solution.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the realization of additional operating synergies associated with the ASW Acquisition and related reconfiguration of our PC strand operations. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our geographic footprint.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash flows and earnings are subject to fluctuations resulting from changes in commodity prices, interest rates and foreign exchange rates. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as necessary.

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost material from inventory. Based on our 2015 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of steel wire rod would have resulted in a $27.3 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we were debt-free as of October 3, 2015, future borrowings under our revolving credit facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 3, 2015. During 2015, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(b) Supplementary Data

Selected quarterly financial data for 2015 and 2014 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except for per share and price data)

	Quarter Ended
	December 27	March 28	June 27	October 3
2015
Operating results:
Net sales	$110,628	$101,767	$117,016	$118,093
Gross profit	12,043	8,702	15,694	21,894
Net earnings	4,150	2,544	5,392	9,624
Net earnings per share amounts:
Basic	0.23	0.14	0.29	0.52
Diluted	0.22	0.14	0.29	0.51

	Quarter Ended
	December 28	March 29	June 28	September 27
2014
Operating results:
Net sales	$87,218	$91,436	$113,227	$117,097
Gross profit	9,055	11,606	14,263	13,849
Net earnings	2,747	3,522	5,797	4,575
Net earnings per share amounts:
Basic	0.15	0.19	0.32	0.25
Diluted	0.15	0.19	0.31	0.24

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts)

	Year Ended
	October 3,	September 27,	September 28,
	2015	2014	2013
Net sales	$447,504	$408,978	$363,896
Cost of sales	389,171	360,205	324,663
Gross profit	58,333	48,773	39,233
Selling, general and administrative expense	25,824	23,371	20,682
Restructuring charges, net	349	1,247	-
Acquisition costs	-	612	-
Other expense (income), net	(1,113)	(1,907)	333
Interest expense	320	252	235
Interest income	(11)	(10)	(14)
Earnings before income taxes	32,964	25,208	17,997
Income taxes	11,254	8,567	6,262
Net earnings	$21,710	$16,641	$11,735

Net earnings per share:
Basic	$1.18	$0.91	$0.65
Diluted	1.15	0.89	0.64

Cash dividends declared	0.12	0.12	0.37

Weighted average shares outstanding:
Basic	18,418	18,257	17,948
Diluted	18,803	18,665	18,353

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	October 3,	September 27,	September 28,
	2015	2014	2013

Net earnings	$21,710	$16,641	$11,735
Other comprehensive income (loss):
Adjustment to defined benefit plan liability, net of income taxes of $218, $140 and ($539)	(356)	(228)	879
Comprehensive income	$21,354	$16,413	$12,614

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	October 3,	September 27,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$33,258	$3,050
Accounts receivable, net	46,782	51,211
Inventories	66,009	81,899
Other current assets	5,309	6,433
Total current assets	151,358	142,593
Property, plant and equipment, net	84,178	90,386
Intangibles, net	10,220	9,816
Goodwill	6,965	6,965
Other assets	7,518	7,035
Total assets	$260,239	$256,795

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$32,182	$52,811
Accrued expenses	13,644	10,375
Total current liabilities	45,826	63,186
Other liabilities	14,198	14,726
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	-	-
Common stock, $1 stated value
Authorized shares: 50,000
Issued and outstanding shares: 2015, 18,466; 2014, 18,377	18,466	18,377
Additional paid-in capital	60,967	58,867
Retained earnings	122,928	103,429
Accumulated other comprehensive loss	(2,146)	(1,790)
Total shareholders’ equity	200,215	178,883
Total liabilities and shareholders’ equity	$260,239	$256,795

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at September 29, 2012	17,717	$17,717	$50,379	$83,845	$(2,441)	$149,500
Net earnings				11,735		11,735
Other comprehensive income(1)					879	879
Stock options exercised	371	371	3,054			3,425
Vesting of restricted stock units	97	97	(97)			-
Compensation expense associated with stock-based plans			2,161			2,161
Excess tax benefits from stock-based compensation			660			660
Restricted stock units and stock options surrendered for withholding taxes payable			(705)			(705)
Cash dividends declared				(6,599)		(6,599)
Balance at September 28, 2013	18,185	18,185	55,452	88,981	(1,562)	161,056
Net earnings				16,641		16,641
Other comprehensive loss(1)					(228)	(228)
Stock options exercised	129	129	1,000			1,129
Vesting of restricted stock units	63	63	(63)			-
Compensation expense associated with stock-based plans			2,661			2,661
Excess tax benefits from stock-based compensation			575			575
Restricted stock units and stock options surrendered for withholding taxes payable			(758)			(758)
Cash dividends declared				(2,193)		(2,193)
Balance at September 27, 2014	18,377	18,377	58,867	103,429	(1,790)	178,883
Net earnings				21,710		21,710
Other comprehensive loss(1)					(356)	(356)
Stock options exercised	24	24	176			200
Vesting of restricted stock units	65	65	(65)			-
Compensation expense associated with stock-based plans			2,298			2,298
Excess tax benefits from stock-based compensation			169			169
Restricted stock units and stock options surrendered for withholding taxes payable			(478)			(478)
Cash dividends declared				(2,211)		(2,211)
Balance at October 3, 2015	18,466	$18,466	$60,967	$122,928	$(2,146)	$200,215

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2013 ($539), 2014 $140 and 2015 $218.

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 3,	September 27,	September 28,
	2015	2014	2013
Cash Flows From Operating Activities:
Net earnings	$21,710	$16,641	$11,735
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	11,934	10,274	9,833
Amortization of capitalized financing costs	89	102	102
Stock-based compensation expense	2,298	2,661	2,161
Deferred income taxes	333	41	3,881
Asset impairment charges	543	-	-
Excess tax benefits from stock-based compensation	(169)	(575)	(660)
Loss (gain) on sale and disposition of property, plant and equipment	(2,652)	(1,629)	348
Increase in cash surrender value of life insurance policies over premiums paid	(39)	(512)	(555)
Gain from life insurance proceeds	-	-	(45)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	4,266	(2,084)	1,028
Inventories	15,890	(16,814)	6,981
Accounts payable and accrued expenses	(17,861)	21,333	1,645
Other changes	(568)	(206)	374
Total adjustments	14,064	12,591	25,093
Net cash provided by operating activities	35,774	29,232	36,828

Cash Flows From Investing Activities:
Capital expenditures	(7,153)	(8,955)	(5,030)
Acquisition of intangible asset	(1,460)	-	(1,887)
Acquisition of business	480	(33,943)	-
Proceeds from sale of assets held for sale	3,537	-	-
Proceeds from fire loss insurance	1,713	2,732	-
Proceeds from sale of property, plant and equipment	132	1	107
Proceeds from surrender of life insurance policies	40	205	3
Increase in cash surrender value of life insurance policies	(328)	(415)	(64)
Proceeds from life insurance claims	-	-	577
Net cash used for investing activities	(3,039)	(40,375)	(6,294)

Cash Flows From Financing Activities:
Proceeds from long-term debt	60,978	19,215	4,602
Principal payments on long-term debt	(60,978)	(19,215)	(16,077)
Cash dividends paid	(2,211)	(2,193)	(6,599)
Cash received from exercise of stock options	200	1,129	3,425
Excess tax benefits from stock-based compensation	169	575	660
Payment of employee tax withholdings related to net share transactions	(478)	(758)	(705)
Financing costs	(207)	-	-
Other	-	-	(410)
Net cash used for financing activities	(2,527)	(1,247)	(15,104)

Net increase (decrease) in cash and cash equivalents	30,208	(12,390)	15,430
Cash and cash equivalents at beginning of period	3,050	15,440	10
Cash and cash equivalents at end of period	$33,258	$3,050	$15,440

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$143	$30	$20
Income taxes, net	7,805	7,889	2,667
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	570	680	432
Restricted stock units and stock options surrendered for withholding taxes payable	478	758	705
Post-closing purchase price adjustment for business acquired	-	45	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 3, 2015, SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(1) Description of Business

Insteel Industries, Inc. (“Insteel” or “the Company”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. The Company manufactures and markets prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. The Company’s products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors, rebar fabricators and contractors that are located nationwide as well as in Canada, Mexico, and Central and South America.

On August 15, 2014, the Company, through its wholly-owned subsidiary, IWP, purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW”) (see Note 4 to the consolidated financial statements).

The Company has evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions occurring during this period that required additional recognition or disclosure in its financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. The Company’s fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal year 2015 was a 53-week fiscal year, and fiscal years 2014 and 2013 were 52-week fiscal years. All references to years relate to fiscal years rather than calendar years.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.” and such accounting principles, “GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There is no assurance that actual results will not differ from these estimates.

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

The majority of the Company’s accounts receivable are due from customers that are located in the U.S., and the Company generally requires no collateral depending upon the creditworthiness of the account. The Company provides an allowance for doubtful accounts based upon its assessment of the credit risk of specific customers, historical trends and other information. The Company writes off accounts receivable when they become uncollectible. There is no disproportionate concentration of credit risk.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 5 - 15 years. Depreciation expense was approximately $10.9 million in 2015, $9.8 million in 2014 and $9.7 million in 2013 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statements of operations. No interest costs were capitalized in 2015, 2014 and 2013.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. The Company performs its annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of the Company’s annual testing (and any required interim testing) include: (a) expected cash flow for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on the Company’s estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, the Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of the Company’s impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2015. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

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

During 2015, the Company recorded $0.3 million of impairment charges related to long-lived assets resulting from the consolidation of its PC strand operations with the closure of its Newnan, Georgia facility (see Note 5 to the consolidated financial statements). There were no impairment losses in 2014 and 2013.

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

(3) Recent Accounting Pronouncements

Future Adoptions

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under GAAP. Accounting Standards Update (“ASU”) No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory,” which requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 will become effective for the Company in the first quarter of fiscal 2018. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

(4) Business Combination

On August 15, 2014, the Company purchased substantially all of the assets associated with the PC strand business of ASW for a final adjusted purchase price of $33.5 million, net of post-closing adjustments of $480,000 (the “ASW Acquisition”).

ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia. The Company acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facility in Houston and its production equipment and facility in Newnan. Pursuant to an agreement with ASW, the Company is leasing the Houston facility from ASW with an option to purchase it in the future. In addition, the Company assumed certain of ASW’s accounts payable and accrued liabilities related to its PC strand business.

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

Following the ASW Acquisition, net sales of the ASW facilities in 2014 were approximately $7.3 million. The actual amount of net sales specifically attributable to the ASW Acquisition, however, cannot be quantified due to the actions that were taken by the Company to integrate ASW’s facilities with its existing operations, which involved the reassignment of business across locations. The Company has determined that the presentation of ASW’s earnings for 2014 is impractical due to the integration of ASW’s facilities into the Company following the ASW Acquisition.

The following unaudited supplemental pro forma financial information reflects the combined results of operations of the Company had the ASW Acquisition occurred at the beginning of 2013. The pro forma information reflects certain adjustments related to the ASW Acquisition, including adjusted amortization and depreciation expense based on the fair value of the assets acquired, interest expense related to the borrowings on the Company’s revolving credit facility and an appropriate adjustment for the acquisition-related costs in the current year. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the ASW Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the ASW Acquisition occurred at the beginning of 2013, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the comparative prior year periods are as follows:

	Years Ended
	September 27,	September 28,
(In thousands)	2014	2013
Net sales	$469,079	$431,553
Earnings before income taxes	27,225	20,447
Net earnings	18,928	12,406

(5) Restructuring Charges and Acquisition Costs

Restructuring charges. Subsequent to the ASW Acquisition, in 2014, the Company incurred employee separation costs for staffing reductions associated with the acquisition. In February 2015, the Company elected to consolidate its PC strand operations with the closure of the Newnan, Georgia facility that had been acquired through the ASW Acquisition, which was completed in March 2015.

Following is a summary of the restructuring activities and associated costs that were incurred during 2015 and 2014:

	Asset		Severance and		Gain on Sale
(In thousands)	Impairment	Equipment	Other Employee	Facility	of Property
	Charges	Relocation Costs	Separation Costs	Closure Costs	and Equipment	Total
2015
Liability as of September 27, 2014	$-	$-	$1,208	$-	$-	$1,208
Restructuring charges (recoveries)	543	79	75	547	(895)	349
Cash payments	-	(79)	(548)	(547)	-	(1,174)
Non-cash charges	(543)	-	-	-	895	352
Liability as of October 3, 2015	$-	$-	$735	$-	$-	$735

2014
Restructuring charges	$-	$-	$1,247	$-	$-	$1,247
Cash payments	-	-	(39)	-	-	(39)
Liability as of September 27, 2014	$-	$-	$1,208	$-	$-	$1,208

As of October 3, 2015, the Company recorded restructuring liabilities amounting to $0.7 million on its consolidated balance sheet, including $0.5 million in accrued expenses and $0.2 million in other liabilities. As of September 27, 2014 the Company recorded restructuring liabilities amounting to $1.2 million on its consolidated balance sheet, including $0.5 million in accrued expenses and $0.7 million in other liabilities. The Company does not currently expect to incur any significant restructuring charges during 2016.

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

As of October 3, 2015 and September 27, 2014, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at October 3, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$32,843	$32,843	$-

Other assets:
Cash surrender value of life insurance policies	7,194	-	7,194
Total	$40,037	$32,843	$7,194

(In thousands)	Total at September 27, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$3,320	$3,320	$-

Other assets:
Cash surrender value of life insurance policies	6,867	-	6,867
Total	$10,187	$3,320	$6,867

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

As of October 3, 2015 and September 27, 2014, the Company had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from ASW at fair value (see Note 4 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted-Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Year ended October 3, 2015:
Customer relationships	20.0	$6,500	$(369)	$6,131
Developed technology and know-how	20.0	1,800	(102)	1,698
Non-competition agreements	4.8	3,577	(1,186)	2,391
		$11,877	$(1,657)	$10,220

(In thousands)	Weighted-Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Year ended September 27, 2014:
Customer relationships	20.0	$6,500	$(38)	$6,462
Developed technology and know-how	20.0	1,800	(11)	1,789
Non-competition agreements	4.8	2,117	(552)	1,565
		$10,417	$(601)	$9,816

Amortization expense for intangibles was $1,056,000 in 2015, $438,000 in 2014 and $163,000 in 2013. Amortization expense for the next five years, assuming no change in estimated useful lives of identified intangible assets, is $1.2 million in 2016, $1.1 million in 2017, $918,000 in 2018, $705,000 in 2019 and $537,000 in 2020.

(8) Long-Term Debt

Revolving Credit Facility. The Company has a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. In May 2015, the Company amended the Credit Facility to, among other changes, extend the maturity date of the Credit Facility from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 3, 2015, no borrowings were outstanding on the Credit Facility, $80.3 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million. As of September 27, 2014, no borrowings were outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of October 3, 2015, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of October 3, 2015, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the credit facility was $89,000 in 2015, $102,000 in 2014 and $102,000 in 2013. Accumulated amortization of capitalized financing costs was $4.5 million and $4.4 million as of October 3, 2015 and September 27, 2014, respectively. The Company expects the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2016	$63
2017	63
2018	63
2019	63
2020	39

(9) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, the shareholders of the Company approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of Company common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of October 3, 2015, there were 711,000 shares of Company common stock available for future grants under the 2015 Plan, which is the Company’s only active equity incentive plan.

Stock option awards. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options is as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2015	2014	2013
Stock options:
Compensation expense	$1,007	$1,139	$951

The remaining unrecognized compensation cost related to unvested options at October 3, 2015 was $363,000, which is expected to be recognized over a weighted average period of 1.49 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2015, 2014 and 2013 were $7.10, $7.00 and $7.06 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 3,	September 27,	September 28,
	2015	2014	2013
Expected term (in years)	5.72	5.08	6.00
Risk-free interest rate	2.18%	0.38%	1.40%
Expected volatility	37.99%	39.57%	47.32%
Expected dividend yield	0.61%	0.60%	0.72%

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

The following table summarizes stock option activity:

		Exercise Price				Contractual	Aggregate
		Per Share				Term -	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average (years)	(in thousands)
Outstanding at September 29, 2012	1,160	$0.36	-	$20.27	$11.09
Granted	131	16.45	-	17.22	16.84
Exercised	(373)	0.36	-	12.43	9.27		$2,744
Outstanding at September 28, 2013	918	5.43	-	20.27	12.65
Granted	136	19.08	-	20.50	19.80
Exercised	(183)	5.43	-	20.27	10.42		1,789
Outstanding at September 27, 2014	871	6.89	-	20.50	14.23
Granted	134	18.05	-	21.96	19.89
Exercised	(27)	6.89	-	11.15	9.17		328
Forfeited	(55)	9.16	-	21.96	15.37
Outstanding at October 3, 2015	923	7.55	-	21.96	15.14	6.06	2,188

Vested and anticipated to vest in future at October 3, 2015	918				15.11	6.04	2,188

Exercisable at October 3, 2015	667				13.52	4.94	2,188

The 2015, 2014 and 2013 stock option exercises included “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

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

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2015	2014	2013
Restricted stock unit grants:
Units	62	64	73
Market value	$1,253	$1,252	$1,225
Compensation expense	1,291	1,522	1,210

The remaining unrecognized compensation cost related to unvested RSUs on October 3, 2015 was $590,000 which is expected to be recognized over a weighted average period of 1.62 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2012	293	$10.74
Granted	73	16.77
Forfeited	(6)	10.72
Released	(139)	10.00
Balance, September 28, 2013	221	13.20
Granted	64	19.61
Released	(88)	12.33
Balance, September 27, 2014	197	15.68
Granted	62	20.33
Forfeited	(13)	17.52
Released	(89)	12.86
Balance, October 3, 2015	157	18.96

 (10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	October 3,	September 27,	September 28,
(Dollars in thousands)	2015	2014	2013
Provision for income taxes:
Current:
Federal	$10,149	$8,196	$2,124
State	772	330	257
	10,921	8,526	2,381
Deferred:
Federal	222	(323)	3,571
State	111	364	310
	333	41	3,881

Income taxes	$11,254	$8,567	$6,262

Effective income tax rate	34.1%	34.0%	34.8%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	October 3, 2015		September 27, 2014		September 28, 2013
Provision for income taxes at federal statutory rate	$11,537	35.0%	$8,823	35.0%	$6,299	35.0%
Qualified production activities deduction	(1,005)	(3.0)	(755)	(3.0)	(165)	(0.9)
Valuation allowance	(55)	(0.2)	(183)	(0.7)	51	0.3
State income taxes, net of federal tax benefit	612	1.9	577	2.3	479	2.7
Nondeductible stock option expense	28	0.0	30	0.1	(51)	(0.3)
Other, net	137	0.4	75	0.3	(351)	(2.0)
Provision for income taxes	$11,254	34.1%	$8,567	34.0%	$6,262	34.8%

The components of deferred tax assets and liabilities are as follows:

	October 3,	September 27,
(In thousands)	2015	2014
Deferred tax assets:
Defined benefit plans	$3,755	$3,419
Accrued expenses and asset reserves	2,596	2,782
Stock-based compensation	2,054	1,804
State net operating loss carryforwards and tax credits	658	908
Goodwill, amortizable for tax purposes	559	870
Valuation allowance	(492)	(547)
Deferred tax assets	9,130	9,236

Deferred tax liabilities:
Plant and equipment	(12,285)	(12,654)
Prepaid insurance and other reserves	(1,410)	(1,032)
Deferred tax liabilities	(13,695)	(13,686)
Net deferred tax liability	$(4,565)	$(4,450)

As of October 3, 2015, the Company recorded a current deferred tax asset (net of valuation allowance) of $1.5 million on its consolidated balance sheet in other current assets and a non-current deferred tax liability (net of valuation allowance) of $6.1 million in other liabilities. As of September 27, 2014, the Company recorded a current deferred tax asset (net of valuation allowance) of $2.1 million in other current assets and a non-current deferred tax liability (net of valuation allowance) of $6.6 million in other liabilities. The Company has $9.3 million of state operating loss carryforwards that begin to expire in 2017, but principally expire between 2017 and 2031. The Company has also recorded deferred tax assets for various state tax credits of $178,000, which will begin to expire in 2016 and principally expire between 2016 and 2020.

The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a valuation allowance against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully utilized. As of October 3, 2015, the Company had recorded a valuation allowance of $492,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state net operating loss carryforwards against which an allowance had previously been provided or determine that such utilization is more likely than not. The $55,000 decrease in the valuation allowance during 2015 is primarily due to reduced state income tax rates.

As of October 3, 2015, the Company has no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

The Company classifies interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2015, 2014 and 2013.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2010 remain subject to examination together with certain state tax returns filed by the Company subsequent to 2003.

(11) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Delaware Plan was frozen effective September 30, 2008 whereby participants will no longer earn additional benefits. The Company made contributions totaling $234,000, $240,000 and $307,000 to the Delaware Plan during 2015, 2014 and 2013, respectively, and expects to make contributions of $246,000 during 2016.

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized in the Company’s consolidated balance sheets for the Delaware Plan is as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$3,078	$2,973	$3,181
Interest cost	130	137	128
Actuarial loss (gain)	514	174	(134)
Distributions	(259)	(206)	(202)
Benefit obligation at end of year	$3,463	$3,078	$2,973

Change in plan assets:
Fair value of plan assets at beginning of year	$2,253	$2,045	$1,739
Actual return on plan assets	(27)	178	201
Employer contributions	234	240	307
Distributions	(259)	(210)	(202)
Fair value of plan assets at end of year	$2,201	$2,253	$2,045

Reconciliation of funded status to net amount recognized:
Funded status	$(1,263)	$(825)	$(928)
Net amount recognized	$(1,263)	$(825)	$(928)

Amounts recognized on the consolidated balance sheet:
Accrued benefit liability	$(1,263)	$(825)	$(928)
Accumulated other comprehensive loss (net of tax)	1,197	782	706
Net amount recognized	$(66)	$(43)	$(222)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,930	$1,261	$1,138
Net amount recognized	$1,930	$1,261	$1,138

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$723	$165	$(192)
Amortization of net loss	(53)	(43)	(56)
Total recognized in other comprehensive income (loss)	$670	$122	$(248)

Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2015	2014	2013
Interest cost	$130	$137	$128
Expected return on plan assets	(181)	(165)	(142)
Amortization of net loss	53	43	56
Net periodic pension cost	$2	$15	$42

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2016 is $69,000.

The projected benefit payments under the Delaware Plan are as follows:

Fiscal year(s)			In thousands
	2016		$217
	2017		212
	2018		216
	2019		215
	2020		213
2021	-	2025	1,055

The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	October 3,	September 27,	September 28,
	2015	2014	2013
Assumptions at year-end:
Discount rate	4.25%	4.25%	4.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The assumed discount rate is established as of the Company’s fiscal year-end measurement date. In establishing the discount rate, the Company reviews published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the plan. To develop the expected long-term rate of return on assets assumption, the Company considers the historical returns and the future expectations of returns for each asset class, as well as the target asset allocation of the Delaware Plan portfolio.

The fundamental goal underlying the investment policy for the Delaware Plan is to ensure that its assets are invested in a prudent manner to meet the obligations of the plan as such obligations become due. The primary investment objectives include providing a total return that will promote the goal of benefit security by attaining an appropriate ratio of plan assets to plan obligations, diversifying investments across and within asset classes, minimizing the impact of losses in single investments and adhering to investment practices that comply with applicable laws and regulations. The investment strategy for equities emphasizes U.S. large cap equities with the portfolio’s performance measured against the S&P 500 index or other applicable indices. The investment strategy for fixed income investments is focused on maintaining an overall portfolio with a minimum credit rating of A-1 as well as a minimum rating of any security at the time of purchase of Baa/BBB by Moody’s or Standard & Poor’s, if rated.

The Delaware Plan has a long-term target asset mix of 60% equities and 40% fixed income. The asset allocation for the Delaware Plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	October 3,	October 3,	September 27,	September 28,
	2015	2015	2014	2013
Large-cap equities	35.0%	37.6%	36.6%	37.7%
Mid-cap equities	8.0%	7.7%	7.4%	8.1%
Small-cap equities	9.0%	8.2%	8.3%	8.5%
International equities	8.0%	8.8%	8.8%	7.5%
Fixed income securities	40.0%	37.3%	38.0%	36.1%
Cash and cash equivalents	0.0%	0.4%	0.9%	2.1%

As of October 3, 2015, the Delaware Plan’s assets include equity securities, fixed income securities and cash and cash equivalents, and were required to be measured at fair value. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value, defined as follows: Level 1 - observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market data exists, thereby requiring the development of valuation assumptions. The fair values of the Delaware Plan’s assets as of October 3, 2015 and September 27, 2014 are as follows:

(In thousands)	Total at October 3, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$828	$828	$-	$-
Mid-cap equities	169	169	-	-
Small-cap equities	181	181	-	-
International equities	195	195	-	-
Fixed income securities	820	820	-	-
Cash and cash equivalents	8	-	8	-
Total	$2,201	$2,193	$8	$-

(In thousands)	Total at September 27, 2014	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Large-cap equities	$825	$825	$-	$-
Mid-cap equities	166	166	-	-
Small-cap equities	187	187	-	-
International equities	199	199	-	-
Fixed income securities	855	855	-	-
Cash and cash equivalents	21	-	21	-
Total	$2,253	$2,232	$21	$-

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

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SERPs in the Company’s consolidated balance sheets is as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$7,480	$6,938	$7,461
Service cost	287	219	242
Interest cost	323	315	287
Actuarial loss (gain)	21	298	(807)
Distributions	(290)	(290)	(245)
Benefit obligation at end of year	$7,821	$7,480	$6,938

Change in plan assets:
Actual employer contributions	$290	$290	$245
Actual distributions	(290)	(290)	(245)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(7,821)	$(7,480)	$(6,938)
Net amount recognized	$(7,821)	$(7,480)	$(6,938)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,531	$1,627	$1,380
Net amount recognized	$1,531	$1,627	$1,380

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$21	$298	$(807)
Prior service costs	-	-	(227)
Amortization of net loss	(117)	(52)	(136)
Total recognized in other comprehensive income (loss)	$(96)	$246	$(1,170)

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2015	2014	2013
Service cost	$287	$219	$242
Interest cost	323	315	287
Prior service cost	-	-	227
Amortization of net loss	117	52	136
Net periodic pension cost	$727	$586	$892

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2016 is $85,000.

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	October 3,	September 27,	September 28,
	2015	2014	2013
Assumptions at year-end:
Discount rate	4.25%	4.25%	4.75%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)			In thousands
	2016		$290
	2017		290
	2018		358
	2019		320
	2020		240
2021	-	2025	2,645

As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants the Company still maintains the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitles them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance policies on the Participants purchased and owned by the Company. The cash benefits paid under these SERPs were $25,000 in 2015 and in 2014, and $28,000 in 2013. The expense attributable to these SERPs was $23,000 in 2015, $16,000 in 2014 and $15,000 in 2013.

Retirement savings plan. In 1996, the Company adopted the Retirement Savings Plan of Insteel Industries, Inc. (the “Plan”) to provide retirement benefits and stock ownership for its employees. The Plan is an amendment and restatement of the Company’s Employee Stock Ownership Plan. As allowed under Sections 401(a) and 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary deductions for eligible employees.

During 2013 to 2015, employees were permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Plan allows for discretionary contributions to be made by the Company as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants based on their compensation relative to the total compensation of all participants. During 2013 - 2015, the Company matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. Company contributions to the Plan were $967,000 in 2015, $862,000 in 2014 and $758,000 in 2013.

Voluntary Employee Beneficiary Associations (“VEBA”). The Company has a VEBA under which both employees and the Company may make contributions to pay for medical costs. Company contributions to the VEBA were $6.3 million in 2015, $4.6 million in 2014 and $3.6 million in 2013. The Company is primarily self-insured for each employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. Management reviews current and historical claims data in developing its estimates.

(12) Commitments and Contingencies

Insurance recoveries. On January 21, 2014, a fire occurred at the Company’s Gallatin, Tennessee PC strand manufacturing facility, damaging a portion of the facility and requiring the temporary curtailment of operations until the necessary repairs were completed. The Company reassigned a portion of its production requirements to its PC strand facility located in Sanderson, Florida, which was operating at a reduced utilization level. During the first quarter of 2015, the Company completed the remainder of the repairs and the Gallatin facility was fully operational.

The Company maintained general liability, business interruption and replacement cost property insurance coverage on its facilities that was sufficient to cover the losses incurred from the fire. The Company received $2.0 million and $6.7 million of insurance proceeds in 2015 and 2014, respectively, related to the expenses that were incurred and capital outlays that were required to replace property and equipment damaged in the fire. During 2015, the insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($244,000) and SG&A expense ($69,000) on the consolidated statement of operations and comprehensive income. During 2014, the insurance proceeds attributable to the additional expenses were recorded in cost of sales ($3.9 million) and SG&A expense ($147,000) on the consolidated statement of operations. The insurance proceeds attributable to the property and equipment damaged in the fire were reported in cash flows from investing activities and all other insurance proceeds received were reported in cash flows from operating activities on the consolidated statement of cash flows. The Company reached a final settlement with its insurance carrier on this claim during the third quarter of 2015.

Leases and purchase commitments. The Company leases a portion of its equipment and its facility in Houston, Texas under operating leases that expire at various dates through 2020. Under most lease agreements, the Company pays insurance, taxes and maintenance. Rental expense for operating leases was $1.8 million in 2015 and $1.2 million in 2014 and 2013. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year as of October 3, 2015 are payable as follows: 2016, $1.3 million; 2017, $941,000; 2018, $351,000; 2019, $74,000; 2020 and beyond, $50,000.

As of October 3, 2015, the Company had $39.4 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $1.2 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in the consolidated financial statements.

Customer dispute. During 2015, the Company settled a dispute with a customer resulting in a $0.7 million charge that was recorded in other expense on the consolidated statement of operations and comprehensive income.

Legal proceedings. The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate cost to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

Severance and change of control agreements. The Company has entered into severance agreements with its Chief Executive Officer and Chief Financial Officer that provide certain termination benefits to these executives in the event that an executive’s employment with the Company is terminated without cause. The initial term of each agreement is two years, and the agreements automatically renew for successive one year terms unless the Company or the executive provides notice of termination as specified in the agreement. Under the terms of these agreements, in the event of termination of the executive’s employment without cause, the executives would receive termination benefits equal to one and one-half times the executive’s annual base salary in effect on the termination date and the continuation of health and welfare benefits for eighteen months. In addition, all of the executive’s stock options and restricted stock would vest immediately, and outplacement services would be provided.

The Company has also entered into change in control agreements with key members of management, including its executive officers, which specify the terms of separation in the event that termination of a covered executive’s employment followed a change in control of the Company. The initial term of each agreement is two years, and the agreements automatically renew for successive one year terms unless the Company or the executive provides notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment, nor do they specify the terms of an executive’s termination should the termination occur in the absence of a change in control. The compensation payable under the terms of these agreements differs as between the Chief Executive Officer and Chief Financial Officer, on the one hand, and the other covered executives on the other hand. In the event of termination of the Chief Executive Officer or the Chief Financial Officer within two years of a change of control, the Chief Executive Officer and Chief Financial Officer (as applicable) would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. In the event of such a termination within two years of a change of control respecting the other key members of management, including the Company’s other two executive officers, such terminated executives would receive severance benefits equal to one times base compensation, one times the average bonus for the prior three years and the continuation of health and welfare benefits for one year. In addition, with respect to any covered executive that is terminated within two years of a change of control, all of the executive’s stock options and restricted stock would vest immediately, and outplacement services would be provided.

(13) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands, except per share amounts)	2015	2014	2013
Net earnings	$21,710	$16,641	$11,735

Basic weighted average shares outstanding	18,418	18,257	17,948
Dilutive effect of stock-based compensation	385	408	405
Diluted weighted average shares outstanding	18,803	18,665	18,353

Net earnings per share:
Basic	$1.18	$0.91	$0.65
Diluted	1.15	0.89	0.64

Options and RSUs representing 144,000 shares in 2015, 120,000 shares in 2014 and 248,000 shares in 2013 were antidilutive and were not included in the diluted EPS computation.

(14) Business Segment Information

The Company’s operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. The Company’s concrete reinforcing products are comprised of two product lines: WWR and PC strand. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment.

The Company’s net sales and long-lived assets (consisting of net property, plant and equipment, the cash surrender value of life insurance policies, goodwill and intangible assets) by geographic region are as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2015	2014	2013
Net sales:
United States	$444,475	$402,675	$357,890
Foreign	3,029	6,303	6,006
Total	$447,504	$408,978	$363,896

Long-lived assets:
United States	$108,557	$114,034	$90,922
Foreign	-	-	-
Total	$108,557	$114,034	$90,922

The Company’s net sales by product line are as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2015	2014	2013
Net sales:
Welded wire reinforcement	$255,219	$255,294	$227,957
Prestressed concrete strand	192,285	153,684	135,939
Total	$447,504	$408,978	$363,896

There were no customers that accounted for 10% or more of the Company’s net sales in 2015, 2014 and 2013.

(15) Related Party Transactions

Sales to a company affiliated with one of the Company’s directors amounted to $361,000 in 2015, $459,000 in 2014 and $674,000 in 2013.

(16) Comprehensive Loss

The accumulated other comprehensive loss was comprised of the adjustment to the defined benefit plan liability as follows:

	Year Ended
(In thousands)	October 3, 2015	September 27, 2014	September 28, 2013
Adjustment to defined benefit plan liability, net of taxes	$(2,146)	$(1,790)	$(1,562)
Total accumulated other comprehensive loss	$(2,146)	$(1,790)	$(1,562)

 (17) Other Financial Data

Balance sheet information:

	October 3,	September 27,
(In thousands)	2015	2014
Accounts receivable, net:
Accounts receivable	$47,420	$52,099
Less allowance for doubtful accounts	(638)	(888)
Total	$46,782	$51,211

Inventories:
Raw materials	$38,457	$49,200
Work in process	2,968	3,789
Finished goods	24,584	28,910
Total	$66,009	$81,899

Other current assets:
Prepaid insurance	$2,519	$1,890
Current deferred tax asset	1,492	2,122
Other	1,298	2,421
Total	$5,309	$6,433

Other assets:
Cash surrender value of life insurance policies	$7,194	$6,867
Capitalized financing costs, net	227	69
Other	97	99
Total	$7,518	$7,035

Property, plant and equipment, net:
Land and land improvements	$9,279	$9,704
Buildings	43,016	42,047
Machinery and equipment	142,662	133,699
Construction in progress	1,715	7,648
	196,672	193,098
Less accumulated depreciation	(112,494)	(102,712)
Total	$84,178	$90,386

Accrued expenses:
Salaries, wages and related expenses	$5,455	$4,659
Income taxes	2,187	-
Customer rebates	1,760	1,530
Property taxes	1,507	1,242
Pension plan	1,263	825
Restructuring liabilities	505	481
Workers' compensation	294	290
Deferred revenues	105	525
Interest	-	28
Other	568	795
Total	$13,644	$10,375

Other liabilities:
Deferred compensation	$7,765	$7,426
Deferred income taxes	6,057	6,572
Other	376	728
Total	$14,198	$14,726

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

(19) Product Warranties

The Company's products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications, and actual or claimed deficiencies from these specifications may give rise to claims. The Company does not maintain a reserve for warranties as the historical claims have been immaterial. The Company maintains product liability insurance coverage to minimize its exposure to such risks.

(20) Share Repurchases

On November 18, 2008, the Company’s Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at its discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of October 3, 2015, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during 2015, 2014 and 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 3, 2015 and September 27, 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II, as listed in the index at Item 8(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of October 3, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 30, 2015 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 30, 2015

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED OCTOBER 3, 2015, SEPTEMBER 27, 2014 and SEPTEMBER 28, 2013

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	October 3,	September 27,	September 28,
	2015	2014	2013
Balance, beginning of year	$888	$896	$1,123
Amounts charged to earnings	5	79	(100)
Write-offs, net of recoveries	(255)	(87)	(127)
Balance, end of year	$638	$888	$896

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 3, 2015. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of October 3, 2015. During the quarter ended October 3, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 3, 2015, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 3, 2015, and our report dated October 30, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 30, 2015

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership – Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Item 1 of this report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Voting Securities” and “Security Ownership” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

INSTEEL INDUSTRIES, INC.

Registrant

Date: October 30, 2015	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 30, 2015 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ LOUIS E. HANNEN LOUIS E. HANNEN	Director

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ GARY L. PECHOTA GARY L. PECHOTA	Director

/s/ JOSEPH A. RUTKOWSKI JOSEPH A. RUTKOWSKI	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ C. RICHARD VAUGHN C. RICHARD VAUGHN	Director

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 3, 2015

Exhibit Number	Description

2.1

Asset Purchase Agreement between Insteel Wire Products Company and American Spring Wire Corporation dated as of August 9, 2014 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on August 11, 2014).

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

10.3

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

10.4*

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

10.9*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).
10.10*

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

EXHIBIT INDEX
to
Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 3, 2015

Exhibit Number	Description

10.12*

Amended and Restated Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.13*

2005 Equity Incentive Plan of Insteel Industries, Inc., as amended on November 8, 2011 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011 filed on November 10, 2011).

10.14*

Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.15*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).
10.16*

Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.17*

Form of Amendment to 2005 Equity Incentive Plan of Insteel Industries, Inc. dated August 20, 2013 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed on October 29, 2013).

10.18*

2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99 filed with the Company’s Registration Statement on Form S-8, filed with the SEC on February 17, 2015 (File No. 333-202128)).

21.1	List of Subsidiaries of Insteel Industries, Inc. at October 3, 2015.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed on October 29, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended October 3, 2015, September 27, 2014 and September 28, 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 3, 2015, September 27, 2014 and September 28, 2013, (iii) the Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended October 3, 2015, September 27, 2014 and September 28, 2013, (v) the Consolidated Statements of Shareholders’ Equity as of October 3, 2015, September 27, 2014 and September 28, 2013 and (vi) the Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.