Form 10-Q
period 2016-01-02
INSTEEL INDUSTRIES INC
filed 2016-01-21
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2016

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

The number of shares outstanding of the registrant’s common stock as of January 20, 2016 was 18,600,328.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three Months Ended
	January 2,	December 27,
	2016	2014

Net sales	$92,391	$110,628
Cost of sales	75,968	98,585
Gross profit	16,423	12,043
Selling, general and administrative expense	6,335	5,652
Restructuring recoveries, net	(75)	-
Other income, net	(114)	(40)
Interest expense	41	94
Interest income	(18)	-
Earnings before income taxes	10,254	6,337
Income taxes	3,546	2,187
Net earnings	$6,708	$4,150

Net earnings per share:
Basic	$0.36	$0.23
Diluted	0.36	0.22

Weighted average shares outstanding:
Basic	18,525	18,377
Diluted	18,883	18,820

Cash dividends declared per share	$1.03	$0.03

Comprehensive income	$6,708	$4,150

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	January 2,	October 3,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$45,619	$33,258
Accounts receivable, net	40,368	46,782
Inventories	69,065	66,009
Other current assets	2,547	5,309
Total current assets	157,599	151,358
Property, plant and equipment, net	83,144	84,178
Intangibles, net	9,931	10,220
Goodwill	6,965	6,965
Other assets	7,681	7,518
Total assets	$265,320	$260,239

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,467	$32,182
Accrued expenses	12,033	13,644
Dividends payable	18,600	-
Total current liabilities	62,100	45,826
Other liabilities	13,814	14,198
Commitments and contingencies
Shareholders' equity:
Common stock	18,600	18,466
Additional paid-in capital	62,475	60,967
Retained earnings	110,477	122,928
Accumulated other comprehensive loss	(2,146)	(2,146)
Total shareholders' equity	189,406	200,215
Total liabilities and shareholders' equity	$265,320	$260,239

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	January 2,	December 27,
	2016	2014
Cash Flows From Operating Activities:
Net earnings	$6,708	$4,150
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	2,742	2,869
Amortization of capitalized financing costs	16	26
Stock-based compensation expense	229	442
Deferred income taxes	1,215	935
Excess tax benefits from stock-based compensation	(253)	-
Gain on sale and disposition of property, plant and equipment	(239)	(77)
Increase in cash surrender value of life insurance policies over premiums paid	-	(136)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	6,414	10,360
Inventories	(3,056)	(5,565)
Accounts payable and accrued expenses	(2,659)	(22,716)
Other changes	1,274	199
Total adjustments	5,683	(13,663)
Net cash provided by (used for) operating activities	12,391	(9,513)

Cash Flows From Investing Activities:
Capital expenditures	(941)	(3,515)
Acquisition of business	-	411
Proceeds from sale of assets held for sale	180	-
Proceeds from sale of property, plant and equipment	60	89
Proceeds from surrender of life insurance policies	40	40
Increase in cash surrender value of life insurance policies	(212)	-
Net cash used for investing activities	(873)	(2,975)

Cash Flows From Financing Activities:
Proceeds from long-term debt	65	47,757
Principal payments on long-term debt	(65)	(37,757)
Cash dividends paid	(559)	(551)
Cash received from exercise of stock options	1,492	-
Excess tax benefits from stock-based compensation	253	-
Financing costs	(11)	-
Payment of employee tax withholdings related to net share transactions	(332)	-
Net cash provided by financing activities	843	9,449

Net increase (decrease) in cash and cash equivalents	12,361	(3,039)
Cash and cash equivalents at beginning of period	33,258	3,050
Cash and cash equivalents at end of period	$45,619	$11

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$16
Income taxes, net	2,194	45
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	479	206
Declaration of cash dividends to be paid	18,600	-
Restricted stock units and stock options surrendered for withholding taxes payable	332	-
Post-closing purchase price adjustment for business acquired	-	65

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 3, 2015	18,466	$18,466	$60,967	$122,928	$(2,146)	$200,215

Net earnings				6,708		6,708
Stock options exercised, net	134	134	1,358			1,492
Compensation expense associated with stock-based plans			229			229
Excess tax benefits from stock-based compensation			253			253
Restricted stock units and stock options surrendered for withholding taxes payable			(332)			(332)
Cash dividends declared				(19,159)		(19,159)
Balance at January 2, 2016	18,600	$18,600	$62,475	$110,477	$(2,146)	$189,406

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The October 3, 2015 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended October 3, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended January 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2016 or future periods.

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

(2) Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” to simplify the presentation of deferred income taxes. Under this update, all deferred tax assets and liabilities, along with any related valuation allowance, are required to be classified as noncurrent on the balance sheet. Effective January 2, 2016, the Company early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of the Company’s current deferred tax asset as a non-current deferred tax liability on its consolidated balance sheet. No prior periods were retrospectively adjusted.

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

Following is a summary of the restructuring activities and associated costs that were incurred during the three-month periods ended January 2, 2016 and December 27, 2014:

(In thousands)	Equipment Relocation Costs	Severance and Other Employee Separation Costs	Facility Closure Costs	Gain on Sale of Equipment	Total
2016
Liability as of October 3, 2015	$-	$735	$-	$-	$735
Restructuring charges (recoveries)	75	-	30	(180)	(75)
Cash payments/receipts	(75)	(72)	(30)	180	3
Liability as of January 2, 2016	$-	$663	$-	$-	$663

2015
Liability as of September 27, 2014	$-	$1,208	$-	$-	$1,208
Cash payments	-	(53)	-	-	(53)
Liability as of December 27, 2014	$-	$1,155	$-	$-	$1,155

The Company recorded restructuring liabilities of $0.7 million on its consolidated balance sheet as of January 2, 2016 and October 3, 2015, including $0.5 million in accrued expenses and $0.2 million in other liabilities. The Company does not currently expect to incur any significant restructuring charges during the remainder of fiscal 2016.

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

As of January 2, 2016 and October 3, 2015, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total at January 2, 2016	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$45,566	$45,566	$-

Other assets:
Cash surrender value of life insurance policies	7,366	-	7,366
Total	$52,932	$45,566	$7,366

(In thousands)	Total at October 3, 2015	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Current assets:
Cash equivalents	$32,843	$32,843	$-

Other assets:
Cash surrender value of life insurance policies	7,194	-	7,194
Total	$40,037	$32,843	$7,194

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

As of January 2, 2016 and October 3, 2015, the Company did not have any nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from ASW at fair value (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of January 2, 2016:
Customer relationships	$6,500	$(450)	$6,050
Developed technology and know-how	1,800	(125)	1,675
Non-competition agreements	3,577	(1,371)	2,206
	$11,877	$(1,946)	$9,931

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of October 3, 2015:
Customer relationships	$6,500	$(369)	$6,131
Developed technology and know-how	1,800	(102)	1,698
Non-competition agreements	3,577	(1,186)	2,391
	$11,877	$(1,657)	$10,220

Amortization expense for intangibles was $289,000 and $216,000 for the three-month periods ended January 2, 2016 and December 27, 2014, respectively.

(6) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, the shareholders of the Company approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of Company common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of January 2, 2016, there were 711,000 shares of Company common stock available for future grants under the 2015 Plan, which is the Company’s only active equity incentive plan.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options for the three-month periods ended January 2, 2016 and December 27, 2014 is as follows:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2016	2014
Stock options:
Compensation expense	$83	$173

As of January 2, 2016, the remaining unamortized compensation cost related to unvested stock option awards was $280,000, which is expected to be recognized over a weighted average period of 1.36 years.

The following table summarizes stock option activity for the three-month period ended January 2, 2016:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term -	Intrinsic
	Outstanding				Weighted	Weighted	Value
	(in thousands)	Range			Average	Average (years)	(in thousands)
Outstanding at October 3, 2015	923	$ 7.55	-	$ 21.96	$15.14
Exercised	(176)	7.55	-	20.50	12.32		$2,016
Outstanding at January 2, 2016	747	7.55	-	21.96	15.80	6.31	3,882

Vested and anticipated to vest in the future at January 2, 2016	741				15.78	6.30	3,872

Exercisable at January 2, 2016	491				13.95	5.05	3,421

Stock option exercises include “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU compensation expense for the three-month periods ended January 2, 2016 and December 27, 2014 is as follows:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2016	2014
Compensation expense	$146	$269

As of January 2, 2016, the remaining unrecognized compensation cost related to unvested RSUs was $444,000, which is expected to be recognized over a weighted average vesting period of 1.58 years.

The following table summarizes RSU activity during the three-month period ended January 2, 2016:

Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2015	157	$18.96
Granted	-	-
Released	-	-
Balance, January 2, 2016	157	18.96

(7) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 34.6% for the three-month period ended January 2, 2016 compared with 34.5% for the three-month period ended December 27, 2014. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” to simplify the presentation of deferred income taxes. Under this update, all deferred tax assets and liabilities, along with any related valuation allowance, are required to be classified as noncurrent on the balance sheet. Effective January 2, 2016, the Company early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of the Company’s current deferred tax asset as a non-current deferred tax liability on its consolidated balance sheet. No prior periods were retrospectively adjusted.

As of January 2, 2016, the Company recorded a non-current deferred tax liability (net of valuation allowance) of $5.8 million in other liabilities on its consolidated balance sheet. The Company has $9.3 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2031. The Company has also recorded $178,000 of gross deferred tax assets for various state tax credits that begin to expire in 2016, but principally expire between 2016 and 2020.

The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a reserve against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully realized. As of January 2, 2016 and October 3, 2015, the Company recorded a valuation allowance of $492,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. As of January 2, 2016, the Company has no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2010 remain subject to examination.

(8) Employee Benefit Plans

Retirement plans. The Company has one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provides benefits for eligible employees based primarily upon years of service and compensation levels. The Company’s funding policy is to contribute amounts at least equal to those required by law. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earn additional service benefits. The Company made contributions totaling $49,000 to the Delaware Plan during the three-month period ended January 2, 2016 and expects to contribute an additional $143,000 during the remainder of the current fiscal year.

Net periodic pension costs for the Delaware Plan for the three-month periods ended January 2, 2016 and December 27, 2014 include the following components:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2016	2014
Interest cost	$37	$33
Expected return on plan assets	(44)	(45)
Recognized net actuarial loss	19	13
Net periodic pension cost	$12	$1

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

Net periodic pension costs for the SERPs for the three-month periods ended January 2, 2016 and December 27, 2014 include the following components:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2016	2014
Service cost	$66	$72
Interest cost	81	81
Recognized net actuarial loss	21	29
Net periodic pension cost	$168	$182

(9) Long-Term Debt

Revolving Credit Facility. The Company has a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. In May 2015, the Company amended the Credit Facility to, among other changes, extend the maturity date of the Credit Facility from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of January 2, 2016, no borrowings were outstanding on the Credit Facility, $75.2 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of January 2, 2016, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of January 2, 2016, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 and $26,000 for the three-month periods ended January 2, 2016 and December 27, 2014, respectively. Accumulated amortization of capitalized financing costs was $4.5 million as of January 2, 2016 and October 3, 2015.

(10) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three-month periods ended January 2, 2016 and December 27, 2014 are as follows:

	Three Months Ended
	January 2,	December 27,
(In thousands except per share amounts)	2016	2014
Net earnings available to common shareholders	$6,708	$4,150

Basic weighted average shares outstanding	18,525	18,377
Dilutive effect of stock-based compensation	358	443
Diluted weighted average shares outstanding	18,883	18,820

Net earnings per share:
Basic	$0.36	$0.23
Diluted	$0.36	$0.22

Options representing 86,000 and 25,000 shares for the three-month periods ended January 2, 2016 and December 27, 2014, respectively, were antidilutive and not included in the diluted earnings per share calculation.

(11) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of January 2, 2016, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month periods ended January 2, 2016 and December 27, 2014.

(12) Other Financial Data

Balance sheet information:

	January 2,	October 3,
(In thousands)	2016	2015
Accounts receivable, net:
Accounts receivable	$40,945	$47,420
Less allowance for doubtful accounts	(577)	(638)
Total	$40,368	$46,782

Inventories:
Raw materials	$38,344	$38,457
Work in process	2,636	2,968
Finished goods	28,085	24,584
Total	$69,065	$66,009

Other current assets:
Prepaid insurance	$1,186	$2,519
Current deferred tax asset	-	1,492
Other	1,361	1,298
Total	$2,547	$5,309

Other assets:
Cash surrender value of life insurance policies	$7,366	$7,194
Capitalized financing costs, net	219	227
Other	96	97
Total	$7,681	$7,518

Property, plant and equipment, net:
Land and land improvements	$9,424	$9,279
Buildings	43,032	43,016
Machinery and equipment	142,900	142,662
Construction in progress	2,454	1,715
	197,810	196,672
Less accumulated depreciation	(114,666)	(112,494)
Total	$83,144	$84,178

Accrued expenses:
Salaries, wages and related expenses	$3,122	$5,455
Income taxes	2,072	2,187
Customer rebates	1,973	1,760
Property taxes	1,460	1,507
Pension plan	1,222	1,263
Customer advances	665	71
Restructuring liabilities	505	505
Workers' compensation	293	294
Other	721	602
Total	$12,033	$13,644

Other liabilities:
Deferred compensation	$7,853	$7,765
Deferred income taxes	5,780	6,057
Other	181	376
Total	$13,814	$14,198

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

The Company maintained general liability, business interruption and replacement cost property insurance coverage on its facilities that was sufficient to cover the losses incurred from the fire. During the three months ended December 27, 2014, the Company recorded a $257,000 receivable for the anticipated insurance proceeds related to the costs that were incurred during the period related to the fire which were recorded in cost of sales ($244,000) and selling, general and administrative expense (“SG&A expense”) ($13,000) on the consolidated statement of operations and comprehensive income. The insurance proceeds attributable to the property and equipment damaged in the fire were reported in cash flows from investing activities and all other insurance proceeds received were reported in cash flows from operating activities on the consolidated statement of cash flows. The Company reached a final settlement with its insurance carrier on this claim during the third quarter of fiscal 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears, “plans,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements, in particular under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended October 3, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in United States or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs; and

●	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 3, 2015 and in other filings that we make with the SEC.

Overview

Insteel Industries, Inc. (“we”, “us”, “our”, “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement, including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives who are our employees. Our products are sold nationwide as well as into Canada, Mexico, and Central and South America, and delivered primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our geographic footprint.

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

Results of Operations

Statements of Operations – Selected Data

 (Dollars in thousands)

	Three Months Ended
	January 2, 2016	Change	December 27, 2014

Net sales	$92,391	(16.5%)	$110,628
Gross profit	16,423	36.4%	12,043
Percentage of net sales	17.8%		10.9%
Selling, general and administrative expense	$6,335	12.1%	$5,652
Percentage of net sales	6.9%		5.1%
Restructuring recoveries, net	$(75)	100.0%	$-
Other income, net	(114)	N/M	(40)
Interest expense	41	(56.4%)	94
Interest income	(18)	100.0%	-
Effective income tax rate	34.6%		34.5%
Net earnings	$6,708	61.6%	$4,150

"N/M" = not meaningful

First Quarter of Fiscal 2016 Compared to First Quarter of Fiscal 2015

Net Sales

Net sales for the first quarter of 2016 decreased 16.5% to $92.4 million from $110.6 million in the prior year quarter on a 9.0% decrease in shipments and an 8.3% decrease in average selling prices. The reduction in shipments was primarily due to a more pronounced seasonal downturn in the current year quarter partially related to the Company’s fiscal calendar. Sales for both periods reflect reduced volumes relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the first quarter of 2016 increased 36.4% to $16.4 million, or 17.8% of net sales, from $12.0 million, or 10.9% of net sales, in the prior year quarter. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($5.1 million) and, to a much lesser extent, lower unit conversion costs ($0.1 million) partially offset by the decrease in shipments ($1.2 million). The increase in spreads was driven by lower raw material ($13.1 million) and freight costs ($0.4 million) partially offset by lower average selling prices ($8.4 million). Gross profit for both periods was unfavorably impacted by reduced shipment volumes and elevated unit conversion costs relative to prerecession levels largely due to reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2016 increased 12.1% to $6.3 million, or 6.9% of net sales, from $5.7 million, or 5.1% of net sales, in the same year-ago period as higher compensation expense ($0.7 million) was partially offset by lower employee benefit costs ($0.2 million). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year quarter. The decrease in employee benefit costs was primarily related to lower employee health insurance expense.

Restructuring Recoveries, Net

Net restructuring recoveries of $75,000 were realized in the first quarter of 2016 related to the consolidation of our PC strand facilities, reflecting a gain on the sale of equipment previously associated with the Newnan, Georgia PC strand facility ($180,000) partially offset by equipment relocation ($75,000) and facility closure costs ($30,000).

Interest Expense

Interest expense for the first quarter of 2016 decreased 56.4% to $41,000 from $94,000 in the prior year quarter primarily due to the borrowings on our revolving credit facility during the year-ago period.

Income Taxes

Our effective income tax rate for the first quarter of 2016 was essentially unchanged at 34.6% compared with 34.5% for the prior year quarter.

Net Earnings

Net earnings for the first quarter of 2016 increased to $6.7 million ($0.36 per share) from $4.2 million ($0.22 per diluted share) in the prior year quarter primarily due to an increase in gross profit partially offset by an increase in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	January 2, 2016	December 27, 2014
Net cash provided by (used for) operating activities	$12,391	$(9,513)
Net cash used for investing activities	(873)	(2,975)
Net cash provided by financing activities	843	9,449

Net working capital	95,499	92,977
Total debt	-	10,000
Percentage of total capital	-	5.2%
Shareholders' equity	$189,406	$182,924
Percentage of total capital	100.0%	94.8%
Total capital (total debt + shareholders' equity)	$189,406	$192,924

Operating Activities

Operating activities provided $12.4 million of cash during the first quarter of 2016 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $0.7 million of cash due to a $6.4 million decrease in accounts receivable partially offset by a $3.0 million increase in inventories and a $2.7 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable was primarily related to the seasonal downturn in sales and lower selling prices. The increase in inventory was largely due to the seasonal downturn in sales and a higher proportion of import purchases during the quarter. The decrease in accounts payable and accrued expenses was principally due to lower accrued salaries and wages.

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

Investing Activities

Investing activities used $0.9 million of cash during the first quarter of 2016 compared to $3.0 million during the prior year quarter. Capital expenditures for the first quarter of 2016 were $0.9 million compared with $3.5 million in the prior year period and are expected to total approximately $20.0 million for fiscal 2016, including $9.0 million of outlays related to expansion of our Houston PC strand facility. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities provided $0.8 million of cash during the first quarter of 2016 compared to $9.4 million during the prior year quarter. Stock option exercises provided $1.5 million of cash during the current quarter, which was partially offset by the payment of $0.6 million of cash dividends. Additionally, in December 2015 we declared a special cash dividend totaling $18.6 million, or $1.00 per share, that was paid in the second quarter of fiscal 2016. In the prior year quarter, net borrowings on our revolving credit facility provided $10.0 million of cash, which was partially offset by the payment of $0.6 million of cash dividends.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend the maturity date from June 2, 2016 to May 13, 2020. As of January 2, 2016, no borrowings were outstanding on the Credit Facility, $75.2 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the first fiscal quarter of 2016. The timing and magnitude of any future increases or decreases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of October 3, 2015 other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended October 3, 2015 for further information regarding our critical accounting policies and estimates. As of January 2, 2016, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended October 3, 2015.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended October 3, 2015, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2016, we expect further improvement in our financial results driven by the favorable conditions in our construction end-markets, the consumption of lower cost inventory reflecting the recent decline in raw material costs and reduced unit conversion costs at our facilities. The outlook for private nonresidential construction, our primary demand driver, remains positive and we expect the ongoing recovery will result in higher shipment volumes and operating levels. The recent passage of a new five-year federal transportation funding authorization provides greater funding certainty for states and municipalities that should spur increased infrastructure construction in the coming years.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2016, a 10% increase in the price of steel wire rod would have resulted in a $5.0 million decrease in our pre-tax earnings for the three months ended January 2, 2016 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of January 2, 2016, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of January 2, 2016.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 2, 2016. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended January 2, 2016, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 3, 2015, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of January 2, 2016, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month periods ended January 2, 2016 and December 27, 2014.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended January 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended January 2, 2016 and December 27, 2014, (ii) the Consolidated Balance Sheets as of January 2, 2016 and October 3, 2015, (iii) the Consolidated Statements of Cash Flows for the three months ended January 2, 2016 and December 27, 2014, (iv) the Consolidated Statements of Shareholders’ Equity as of January 2, 2016 and October 3, 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: January 21, 2016	By:	/s/ Michael C. Gazmarian
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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended January 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended January 2, 2016 and December 27, 2014, (ii) the Consolidated Balance Sheets as of January 2, 2016 and October 3, 2015, (iii) the Consolidated Statements of Cash Flows for the three months ended January 2, 2016 and December 27, 2014, (iv) the Consolidated Statements of Shareholders’ Equity as of January 2, 2016 and October 3, 2015, and (v) the Notes to Consolidated Financial Statements.