Form 10-Q
period 2016-04-02
INSTEEL INDUSTRIES INC
filed 2016-04-21
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares outstanding of the registrant’s common stock as of April 20, 2016 was 18,786,486.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015

Net sales	$107,414	$101,767	$199,805	$212,395
Cost of sales	88,799	93,065	164,767	191,650
Gross profit	18,615	8,702	35,038	20,745
Selling, general and administrative expense	7,636	5,975	13,971	11,627
Restructuring charges, net	100	333	25	333
Other expense (income), net	29	(1,599)	(85)	(1,639)
Interest expense	40	114	81	208
Interest income	(32)	(4)	(50)	(4)
Earnings before income taxes	10,842	3,883	21,096	10,220
Income taxes	3,690	1,339	7,236	3,526
Net earnings	$7,152	$2,544	$13,860	$6,694

Net earnings per share:
Basic	$0.38	$0.14	$0.75	$0.36
Diluted	0.38	0.14	0.73	0.36

Weighted average shares outstanding:
Basic	18,678	18,404	18,601	18,391
Diluted	19,015	18,822	18,949	18,821

Cash dividends declared per share	$0.03	$0.03	$1.06	$0.06

Comprehensive income	$7,152	$2,544	$13,860	$6,694

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) April 2, 2016	October 3, 2015
Assets
Current assets:
Cash and cash equivalents	$36,402	$33,258
Accounts receivable, net	48,578	46,782
Inventories	56,574	66,009
Other current assets	2,563	5,309
Total current assets	144,117	151,358
Property, plant and equipment, net	83,788	84,178
Intangibles, net	9,641	10,220
Goodwill	6,965	6,965
Other assets	7,813	7,518
Total assets	$252,324	$260,239

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,654	$32,182
Accrued expenses	9,096	13,644
Total current liabilities	39,750	45,826
Other liabilities	13,498	14,198
Commitments and contingencies
Shareholders' equity:
Common stock	18,786	18,466
Additional paid-in capital	65,370	60,967
Retained earnings	117,066	122,928
Accumulated other comprehensive loss	(2,146)	(2,146)
Total shareholders' equity	199,076	200,215
Total liabilities and shareholders' equity	$252,324	$260,239

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 2, 2016	March 28, 2015
Cash Flows From Operating Activities:
Net earnings	$13,860	$6,694
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	5,620	5,797
Amortization of capitalized financing costs	32	51
Stock-based compensation expense	1,276	1,273
Deferred income taxes	871	828
Asset impairment charges	20	237
Excess tax benefits from stock-based compensation	(824)	(147)
Gain on sale and disposition of property, plant and equipment	(208)	(1,679)
Increase in cash surrender value of life insurance policies over premiums paid	(96)	(283)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(1,796)	7,023
Inventories	9,435	(1,540)
Accounts payable and accrued expenses	(6,503)	(20,733)
Other changes	2,061	651
Total adjustments	9,888	(8,522)
Net cash provided by (used for) operating activities	23,748	(1,828)

Cash Flows From Investing Activities:
Capital expenditures	(4,334)	(4,587)
Acquisition of intangible asset	-	(1,460)
Proceeds from fire loss insurance	-	1,613
Acquisition of business	-	480
Proceeds from sale of assets held for sale	180	-
Proceeds from sale of property, plant and equipment	60	89
Proceeds from surrender of life insurance policies	40	40
Increase in cash surrender value of life insurance policies	(264)	(196)
Net cash used for investing activities	(4,318)	(4,021)

Cash Flows From Financing Activities:
Proceeds from long-term debt	172	60,474
Principal payments on long-term debt	(172)	(50,474)
Cash dividends paid	(19,722)	(1,104)
Cash received from exercise of stock options	3,252	176
Excess tax benefits from stock-based compensation	824	147
Payment of employee tax withholdings related to net share transactions	(629)	(248)
Financing costs	(11)	-
Net cash (used for) provided by financing activities	(16,286)	8,971

Net increase in cash and cash equivalents	3,144	3,122
Cash and cash equivalents at beginning of period	33,258	3,050
Cash and cash equivalents at end of period	$36,402	$6,172

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$93
Income taxes, net	8,533	3,403
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	369	227
Restricted stock units and stock options surrendered for withholding taxes payable	629	248

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 3, 2015	18,466	$18,466	$60,967	$122,928	$(2,146)	$200,215
Net earnings				13,860		13,860
Stock options exercised, net	290	290	2,962			3,252
Vesting of restricted stock units	30	30	(30)			-
Compensation expense associated with stock-based plans			1,276			1,276
Excess tax benefits from stock-based compensation			824			824
Restricted stock units and stock options surrendered for withholding taxes payable			(629)			(629)
Cash dividends declared				(19,722)		(19,722)
Balance at April 2, 2016	18,786	$18,786	$65,370	$117,066	$(2,146)	$199,076

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended April 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2016 or future periods.

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

(2) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 “Compensation – Stock Compensation Topic 718: Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 will become effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the future effects of the adoption of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which will replace the guidance in Accounting Standards Codification (“ASC”) Topic 840. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. ASU No. 2016-02 will become effective for the Company in the first quarter of fiscal 2020. The Company is evaluating the potential effects of the adoption of this update on its consolidated financial statements.

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

Restructuring charges. Subsequent to the ASW Acquisition, in fiscal 2014, the Company incurred employee separation costs for staffing reductions associated with the acquisition. In February 2015, the Company elected to consolidate its PC strand operations with the March 2015 closure of the Newnan, Georgia facility that had been acquired through the ASW Acquisition.

Following is a summary of the restructuring activities and associated costs that were incurred during the three- and six-month periods ended April 2, 2016 and March 28, 2015:

(In thousands)	Equipment Relocation Costs	Severance and Other Employee Separation Costs	Facility Closure Costs	Gain on Sale of Equipment	Asset Impairment Charges	Total
2016
Liability as of October 3, 2015	$-	$735	$-	$-	$-	$735
Restructuring charges (recoveries)	75	-	30	(180)	-	(75)
Cash receipts (payments)	(75)	(72)	(30)	180	-	3
Liability as of January 2, 2016	-	663	-	-	-	663
Restructuring charges	21	-	59	-	20	100
Cash payments	(21)	(59)	(39)	-	-	(119)
Non-cash charges	-	-	-	-	(20)	(20)
Liability as of April 2, 2016	$-	$604	$20	$-	$-	$624

2015
Liability as of September 27, 2014	$-	$1,208	$-	$-	$-	$1,208
Cash payments	-	(53)	-	-	-	(53)
Liability as of December 27, 2014	-	1,155	-	-	-	1,155
Restructuring charges	-	75	21	-	237	333
Cash payments	-	(58)	(4)	-	-	(62)
Non-cash charges	-	-	-	-	(237)	(237)
Liability as of March 28, 2015	$-	$1,172	$17	$-	$-	$1,189

The Company recorded restructuring liabilities of $0.6 million on its consolidated balance sheet as of April 2, 2016, including $0.5 million in accrued expenses and $0.1 million in other liabilities. As of October 3, 2015 the Company recorded restructuring liabilities of $0.7 million on its consolidated balance sheet, including $0.5 million in accrued expenses and $0.2 million in other liabilities.

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

As of April 2, 2016 and October 3, 2015, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of April 2, 2016:
Current assets:
Cash equivalents	$36,588	$36,588	$-
Other assets:
Cash surrender value of life insurance policies	7,514	-	7,514
Total	$44,102	$36,588	$7,514

As of October 3, 2015:
Current assets:
Cash equivalents	$32,843	$32,843	$-
Other assets:
Cash surrender value of life insurance policies	7,194	-	7,194
Total	$40,037	$32,843	$7,194

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

As of April 2, 2016 and October 3, 2015, the Company did not have any nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from ASW at fair value (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of April 2, 2016:
Customer relationships	$6,500	$(532)	$5,968
Developed technology and know-how	1,800	(147)	1,653
Non-competition agreements	3,577	(1,557)	2,020
	$11,877	$(2,236)	$9,641

As of October 3, 2015:
Customer relationships	$6,500	$(369)	$6,131
Developed technology and know-how	1,800	(102)	1,698
Non-competition agreements	3,577	(1,186)	2,391
	$11,877	$(1,657)	$10,220

Amortization expense for intangibles was $290,000 and $239,000 for the three-month periods ended April 2, 2016 and March 28, 2015, respectively, and $579,000 and $455,000 for the six-month periods ended April 2, 2016 and March 28, 2015, respectively.

(6) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, the shareholders of the Company approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of Company common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of April 2, 2016, there were 612,000 shares of Company common stock available for future grants under the 2015 Plan, which is the Company’s only active equity incentive plan.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options for the three- and six-month periods ended April 2, 2016 and March 28, 2015 is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Stock options:
Compensation expense	$383	$382	$466	$555

As of April 2, 2016, the remaining unamortized compensation cost related to unvested stock option awards was $374,000, which is expected to be recognized over a weighted average period of 1.44 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the three- and six-month periods ended April 2, 2016 and March 28, 2015 was $8.69 and $7.75 per share, respectively, based on the following assumptions:

	Six Months Ended
	April 2, 2016	March 28, 2015
Risk-free interest rate	1.39%	1.77%
Dividend yield	0.53%	0.55%
Expected volatility	39.23%	37.39%
Expected term (in years)	5.75	5.67

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

The following table summarizes stock option activity for the six-month period ended April 2, 2016:

	Options	Exercise Price Per Share				Contractual Term -	Aggregate Intrinsic
	Outstanding (in thousands)	Range			Weighted Average	Weighted Average (in years)	Value (in thousands)
Outstanding at October 3, 2015	923	$7.55	-	$21.96	$15.14
Granted	56	23.95	-	23.95	23.95
Exercised	(343)	7.55	-	20.50	11.96		$4,404
Outstanding at April 2, 2016	636	7.55	-	23.95	17.63	6.89	7,230

Vested and anticipated to vest in the future at April 2, 2016	630				17.60	6.87	7,173

Exercisable at April 2, 2016	384				15.79	5.55	5,068

Stock option exercises include “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU grants and compensation expense for the three- and six-month periods ended April 2, 2016 and March 28, 2015 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Restricted stock unit grants:
Units	43	36	43	36
Market value	$1,027	$790	$1,027	$790
Compensation expense	664	449	810	718

As of April 2, 2016, the remaining unrecognized compensation cost related to unvested RSUs was $773,000, which is expected to be recognized over a weighted average vesting period of 1.65 years.

The following table summarizes RSU activity during the six-month period ended April 2, 2016:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, October 3, 2015	157	$18.96
Granted	43	23.95
Released	(38)	18.50
Balance, April 2, 2016	162	20.39

(7) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 34.3% for the six-month period ended April 2, 2016 compared with 34.5% for the six-month period ended March 28, 2015. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

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

As of April 2, 2016, the Company recorded a non-current deferred tax liability (net of valuation allowance) of $5.4 million in other liabilities on its consolidated balance sheet. The Company has $7.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2031. The Company has also recorded $178,000 of gross deferred tax assets for various state tax credits that begin to expire in 2016, but principally expire between 2016 and 2020.

The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a reserve against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully realized. As of April 2, 2016 and October 3, 2015, the Company recorded a valuation allowance of $334,000 and $492,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. As of April 2, 2016, the Company has no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

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

During the second quarter of fiscal 2016, the Company notified plan participants of its intent to terminate the Delaware Plan effective May 1, 2016 and settle plan liabilities through either lump sum distributions to plan participants or annuity contracts that cover vested benefits. The Company currently expects to complete the settlement of plan liabilities by September 30, 2016.

The Company made contributions totaling $37,000 and $86,000 to the Delaware Plan during the three- and six-month periods ended April 2, 2016, respectively, and expects to contribute an additional $106,000 during the remainder of the current fiscal year.

Net periodic pension costs for the Delaware Plan for the three- and six-month periods ended April 2, 2016 and March 28, 2015 include the following components:

	Three Months Ended		Six Months Ended
(In thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Interest cost	$37	$33	$74	$66
Expected return on plan assets	(44)	(45)	(88)	(90)
Recognized net actuarial loss	19	13	38	26
Net periodic pension cost	$12	$1	$24	$2

Supplemental employee retirement plan. The Company maintains supplemental employee retirement plans (each, a “SERP”) with certain of its employees (each, a “Participant”). Under the SERPs, if the Participant remains in continuous service with the Company for a period of at least 30 years, the Company will pay to the Participant, for the 15-year period following the later of the Participant’s retirement date or the Participant’s attainment of age 65, a supplemental retirement benefit equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the completion of 30 years of continuous service with the Company, but has completed at least 10 years of continuous service with the Company and is at least 55 years of age, the amount of the supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by the Company.

Net periodic pension costs for the SERPs for the three- and six-month periods ended April 2, 2016 and March 28, 2015 include the following components:

	Three Months Ended		Six Months Ended
(In thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Service cost	$66	$72	$132	$144
Interest cost	81	81	162	162
Recognized net actuarial loss	21	29	42	58
Net periodic pension cost	$168	$182	$336	$364

(9) Long-Term Debt

Revolving Credit Facility. The Company has a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. In May 2015, the Company amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 2, 2016, no borrowings were outstanding on the Credit Facility, $77.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of April 2, 2016, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of April 2, 2016, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 and $26,000 for the three-month periods ended April 2, 2016 and March 28, 2015, respectively, and $32,000 and $51,000 for the six-month periods ended April 2, 2016 and March 28, 2015, respectively. Accumulated amortization of capitalized financing costs was $4.5 million as of April 2, 2016 and October 3, 2015.

(10) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three- and six-month periods ended April 2, 2016 and March 28, 2015 are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net earnings available to common shareholders	$7,152	$2,544	$13,860	$6,694

Basic weighted average shares outstanding	18,678	18,404	18,601	18,391
Dilutive effect of stock-based compensation	337	418	348	430
Diluted weighted average shares outstanding	19,015	18,822	18,949	18,821

Net earnings per share:
Basic	$0.38	$0.14	$0.75	$0.36
Diluted	$0.38	$0.14	$0.73	$0.36

Options representing 56,000 and 88,000 shares for the three-month periods ended April 2, 2016 and March 28, 2015, respectively, were antidilutive and not included in the diluted earnings per share calculation. Options representing 71,000 and 56,000 shares for the six-month periods ended April 2, 2016 and March 28, 2015, respectively, were antidilutive and not included in the diluted earnings per share calculation.

(11) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of April 2, 2016, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended April 2, 2016 and March 28, 2015.

(12) Other Financial Data

Balance sheet information:

(In thousands)	April 2, 2016	October 3, 2015
Accounts receivable, net:
Accounts receivable	$49,212	$47,420
Less allowance for doubtful accounts	(634)	(638)
Total	$48,578	$46,782

Inventories:
Raw materials	$28,700	$38,457
Work in process	2,357	2,968
Finished goods	25,517	24,584
Total	$56,574	$66,009

Other current assets:
Income tax receivable	$803	$-
Prepaid insurance	738	2,519
Current deferred tax asset	-	1,492
Other	1,022	1,298
Total	$2,563	$5,309

Other assets:
Cash surrender value of life insurance policies	$7,514	$7,194
Capitalized financing costs, net	203	227
Other	96	97
Total	$7,813	$7,518

Property, plant and equipment, net:
Land and land improvements	$9,434	$9,279
Buildings	43,069	43,016
Machinery and equipment	143,994	142,662
Construction in progress	4,159	1,715
	200,656	196,672
Less accumulated depreciation	(116,868)	(112,494)
Total	$83,788	$84,178

Accrued expenses:
Salaries, wages and related expenses	$5,093	$5,455
Pension plan	1,201	1,263
Customer rebates	811	1,760
Restructuring liabilities	525	505
Property taxes	465	1,507
Workers' compensation	287	294
Income taxes	-	2,187
Other	714	673
Total	$9,096	$13,644

Other liabilities:
Deferred compensation	$7,950	$7,765
Deferred income taxes	5,436	6,057
Other	112	376
Total	$13,498	$14,198

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

On August 15, 2014, we, through our wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW”) for a final adjusted purchase price of $33.5 million (the “ASW Acquisition”). ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 3 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facility in Houston and its production equipment and facility in Newnan. We also entered into an agreement to lease the Houston facility from ASW with an option to purchase it in the future. Subsequent to the acquisition, we elected to consolidate our PC strand operations with the March 2015 closure of the Newnan facility.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	April 2, 2016	Change	March 28, 2015	April 2, 2016	Change	March 28, 2015

Net sales	$107,414	5.5%	$101,767	$199,805	(5.9%)	$212,395
Gross profit	18,615	113.9%	8,702	35,038	68.9%	20,745
Percentage of net sales	17.3%		8.6%	17.5%		9.8%
Selling, general and administrative expense	$7,636	27.8%	$5,975	$13,971	20.2%	$11,627
Percentage of net sales	7.1%		5.9%	7.0%		5.5%
Restructuring charges, net	$100	(70.0%)	$333	$25	(92.5%)	$333
Other expense (income), net	29	N/M	(1,599)	(85)	(94.8%)	(1,639)
Interest expense	40	(64.9%)	114	81	(61.1%)	208
Interest income	(32)	N/M	(4)	(50)	N/M	(4)
Effective income tax rate	34.0%		34.5%	34.3%		34.5%
Net earnings	$7,152	181.1%	$2,544	$13,860	107.1%	$6,694

"N/M" = not meaningful

Second Quarter of Fiscal 2016 Compared to Second Quarter of Fiscal 2015

Net Sales

Net sales for the second quarter of 2016 increased 5.5% to $107.4 million from $101.8 million in the prior year quarter as a 20.1% increase in shipments was partially offset by a 12.1% decrease in average selling prices. The increase in shipments was primarily due to improved market conditions and milder winter weather relative to the prior year period, and, to a lesser extent, the year-over-year differences in the Company’s fiscal calendar. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect reduced volumes relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the second quarter of 2016 more than doubled to $18.6 million, or 17.3% of net sales, from $8.7 million, or 8.6% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($4.3 million), lower unit conversion costs ($3.6 million) and the increase in shipments ($1.9 million). The increase in spreads was driven by lower raw material ($18.8 million) and freight costs ($0.4 million) partially offset by lower average selling prices ($14.9 million). Gross profit for both periods was unfavorably impacted by reduced shipment volumes and elevated unit conversion costs relative to prerecession levels largely due to reduced operating schedules.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2016 increased 27.8% to $7.6 million, or 7.1% of net sales, from $6.0 million, or 5.9% of net sales, in the same year-ago period as higher compensation expense ($1.7 million) was partially offset by lower employee benefit costs ($0.3 million). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year quarter. The decrease in employee benefit costs was primarily related to lower employee health insurance expense.

Restructuring Charges, Net

Net restructuring charges of $100,000 were incurred in the second quarter of 2016 related to the consolidation of our PC strand facilities, which included facility closure ($59,000), equipment relocation costs ($21,000) and impairment charges associated with the decommissioning of equipment ($20,000). Net restructuring charges of $333,000 were incurred in the second quarter of 2015 related to the closure of the Newnan, Georgia PC strand facility, which included impairment charges associated with the decommissioning of equipment ($237,000) and employee separation ($75,000) and facility closure costs ($21,000).

Other Expense (Income)

Other expense for the second quarter of 2016 was $29,000 compared to $1.6 million of other income in the same year-ago period. The other income for the second quarter of 2015 was primarily related to a net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand facility in 2014.

Interest Expense

Interest expense for the second quarter of 2016 decreased 64.9% to $40,000 from $114,000 in the same year-ago period primarily due to the borrowings on our revolving credit facility during the year-ago period.

Income Taxes

Our effective income tax rate for the second quarter of 2016 decreased slightly to 34.0% from 34.5% for the same year-ago period due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2016 increased to $7.2 million ($0.38 per share) from $2.5 million ($0.14 per share) in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

First Half of Fiscal 2016 Compared to First Half of Fiscal 2015

Net Sales

Net sales for the first half of 2016 decreased 5.9% to $199.8 million from $212.4 million in the same year-ago period as a 5.1% increase in shipments was offset by a 10.5% decrease in average selling prices. The increase in shipments was primarily due to improved market conditions and milder winter weather relative to the prior year period. The decrease in average selling prices was driven by competitive pricing pressures. Sales for both periods reflect reduced volumes relative to prerecession levels in our construction end-markets.

Gross Profit

Gross profit for the first half of 2016 increased 68.9% to $35.0 million, or 17.5% of net sales, from $20.7 million, or 9.8% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($9.2 million), lower unit conversion costs ($3.4 million) and the increase in shipments ($1.1 million). The increase in spreads was driven by lower raw material ($31.9 million) and freight costs ($0.8 million) partially offset by lower average selling prices ($23.5 million). Gross profit for both periods was unfavorably impacted by reduced shipment volumes and elevated unit conversion costs relative to prerecession levels largely due to reduced operating schedules.

Selling, General and Administrative Expense

SG&A expense for the first half of 2016 increased 20.2% to $14.0 million, or 7.0% of net sales, from $11.6 million, or 5.5% of net sales, in the same year-ago period as higher compensation expense ($2.4 million) and the relative year-over-year change in the cash surrender value of life insurance policies ($0.2 million) were partially offset by lower employee benefit costs ($0.4 million). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year period. The cash surrender value of life insurance policies increased $0.1 million in the current year period compared with $0.3 million in the prior year period due to the changes in the value of the underlying investments. The decrease in employee benefit costs was primarily related to lower employee health insurance expense.

Restructuring Charges, Net

Net restructuring charges of $25,000 were incurred in the first half of 2016 related to the consolidation of our PC strand facilities, which included equipment relocation costs ($96,000), facility closure costs ($89,000) and impairment charges related to the decommissioning of equipment ($20,000) partially offset by a gain on the sale of equipment previously associated with the Newnan, Georgia PC strand facility ($180,000). Net restructuring charges of $333,000 were incurred in the prior year period related to the closure of the Newnan, Georgia facility, which included ($237,000) for impairment charges related to the decommissioning of equipment and employee separation ($75,000) and facility closure costs ($21,000).

Other Income

Other income for the first half of 2016 was $85,000 compared with $1.6 million in the same year-ago period. The income for the prior year period was primarily related to a net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand facility in 2014.

Interest Expense

Interest expense for the first half of 2016 decreased 61.1% to $81,000 from $208,000 in the same year-ago period primarily due to the borrowings on our revolving credit facility during the prior year period.

Income Taxes

Our effective income tax rate for the first half of 2016 was essentially unchanged at 34.3% compared with 34.5% in the prior year.

Net Earnings

Net earnings for the first half of 2016 increased to $13.9 million ($0.73 per diluted share) from $6.7 million ($0.36 per share) in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	April 2, 2016	March 28, 2015

Net cash provided by (used for) operating activities	$23,748	$(1,828)
Net cash used for investing activities	(4,318)	(4,021)
Net cash (used for) provided by financing activities	(16,286)	8,971

Net working capital	104,367	95,720
Total debt	-	10,000
Percentage of total capital	-	5.1%
Shareholders' equity	$199,076	$185,821
Percentage of total capital	100.0%	94.9%
Total capital (total debt + shareholders' equity)	$199,076	$195,821

Operating Activities

Operating activities provided $23.7 million of cash during the first half of 2016 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $1.1 million of cash due to a $9.4 million decrease in inventories partially offset by a $6.5 million decrease in accounts payable and accrued expenses and a $1.8 million increase in accounts receivable. The decrease in inventories was largely due to lower average raw material costs together with higher than forecasted shipments. The decrease in accounts payable and accrued expenses was principally due to lower accrued income taxes, property taxes and customer rebates. The increase in accounts receivable was primarily related to the increase in sales.

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

We may elect to make adjustments in our operating activities as changes occur in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity would adversely affect sales to our customers, it would generally reduce our working capital requirements.

Investing Activities

Investing activities used $4.3 million of cash during the first half of 2016 compared to $4.0 million during the same period last year. Capital expenditures increased to $4.3 million for the first half of 2016 from $4.6 million in the prior year period and are expected to total approximately $20.0 million for fiscal 2016, including $9.0 million of outlays related to expansion of our Houston PC strand facility. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $16.3 million of cash during the first half of 2016 while providing $9.0 million during the same period last year. Cash dividends used $19.7 million of cash during the first half of 2016, including a special cash dividend totaling $18.6 million, or $1.00 per share, which was partially offset by $3.3 million of cash provided by stock option exercises. In the prior year period, net borrowings on our revolving credit facility provided $10.0 million of cash, which was partially offset by the payment of $1.1 million of cash dividends.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 2, 2016, no borrowings were outstanding on the Credit Facility, $77.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million.

We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, net cash generated by operating activities, and the borrowing availability provided under the Credit Facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We expect to have access to the amounts available under the Credit Facility as required. However, a deterioration in our construction end-markets could result in reduced demand from our customers, which would likely reduce our operating cash flows. Under such circumstances, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the second fiscal quarter of 2016. The timing and magnitude of any future changes in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended October 3, 2015 for further information regarding our critical accounting policies and estimates. As of April 2, 2016, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended October 3, 2015.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended October 3, 2015, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2016, we expect further improvement in our financial results driven by the favorable conditions in our construction end-markets, the usual seasonal upturn in demand and reduced unit conversion costs at our facilities. The outlook for private nonresidential construction, our primary demand driver, remains positive and we expect the ongoing recovery will result in higher shipment volumes and operating levels. The recent passage of a new five-year federal transportation funding authorization provides greater funding certainty for states and municipalities that should spur increased infrastructure construction in the coming years.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2016, a 10% increase in the price of wire rod would have resulted in a $10.9 million decrease in our pre-tax earnings for the six months ended April 2, 2016 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of April 2, 2016, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of April 2, 2016.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 2, 2016. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended April 2, 2016, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 3, 2015, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of April 2, 2016, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended April 2, 2016 and March 28, 2015.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended April 2, 2016 and March 28, 2015, (ii) the Consolidated Balance Sheets as of April 2, 2016 and October 3, 2015, (iii) the Consolidated Statements of Cash Flows for the six months ended April 2, 2016 and March 28, 2015, (iv) the Consolidated Statements of Shareholders’ Equity as of April 2, 2016 and October 3, 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: April 21, 2016	By:	/s/ Michael C. Gazmarian
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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended April 2, 2016 and March 28, 2015, (ii) the Consolidated Balance Sheets as of April 2, 2016 and October 3, 2015, (iii) the Consolidated Statements of Cash Flows for the six months ended April 2, 2016 and March 28, 2015, (iv) the Consolidated Statements of Shareholders’ Equity as of April 2, 2016 and October 3, 2015, and (v) the Notes to Consolidated Financial Statements.