Form 10-Q
period 2016-07-02
INSTEEL INDUSTRIES INC
filed 2016-07-21
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2016

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

The number of shares outstanding of the registrant’s common stock as of July 20, 2016 was 18,903,899.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net sales	$115,629	$117,016	$315,434	$329,411
Cost of sales	88,082	101,322	252,849	292,972
Gross profit	27,547	15,694	62,585	36,439
Selling, general and administrative expense	6,849	6,427	20,820	18,054
Restructuring charges, net	58	345	83	678
Other expense (income), net	223	601	138	(1,038)
Interest expense	40	65	121	273
Interest income	(53)	(1)	(103)	(5)
Earnings before income taxes	20,430	8,257	41,526	18,477
Income taxes	6,899	2,865	14,135	6,391
Net earnings	$13,531	$5,392	$27,391	$12,086

Net earnings per share:
Basic	$0.72	$0.29	$1.47	$0.66
Diluted	0.71	0.29	1.44	0.64

Weighted average shares outstanding:
Basic	18,867	18,438	18,690	18,407
Diluted	19,135	18,828	19,011	18,823

Cash dividends declared per share	$0.03	$0.03	$1.09	$0.09

Comprehensive income	$13,531	$5,392	$27,391	$12,086

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	July 2, 2016	October 3, 2015
Assets
Current assets:
Cash and cash equivalents	$53,838	$33,258
Accounts receivable, net	49,426	46,782
Inventories	63,914	66,009
Other current assets	2,208	5,309
Total current assets	169,386	151,358
Property, plant and equipment, net	85,779	84,178
Intangibles, net	9,352	10,220
Goodwill	6,965	6,965
Other assets	7,935	7,518
Total assets	$279,417	$260,239

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$39,738	$32,182
Accrued expenses	13,376	13,644
Total current liabilities	53,114	45,826
Other liabilities	13,212	14,198
Commitments and contingencies
Shareholders' equity:
Common stock	18,904	18,466
Additional paid-in capital	66,303	60,967
Retained earnings	130,030	122,928
Accumulated other comprehensive loss	(2,146)	(2,146)
Total shareholders' equity	213,091	200,215
Total liabilities and shareholders' equity	$279,417	$260,239

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	July 2, 2016	June 27, 2015
Cash Flows From Operating Activities:
Net earnings	$27,391	$12,086
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,529	8,704
Amortization of capitalized financing costs	48	72
Stock-based compensation expense	1,521	1,502
Deferred income taxes	597	546
Asset impairment charges	20	237
Excess tax benefits from stock-based compensation	(1,244)	(150)
Loss (gain) on sale and disposition of property, plant and equipment	15	(1,755)
Increase in cash surrender value of life insurance policies over premiums paid	(268)	(233)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(2,644)	2,833
Inventories	2,095	11,106
Accounts payable and accrued expenses	7,981	(19,409)
Other changes	1,613	786
Total adjustments	18,263	4,239
Net cash provided by operating activities	45,654	16,325

Cash Flows From Investing Activities:
Capital expenditures	(9,077)	(6,767)
Acquisition of intangible asset	-	(1,460)
Proceeds from fire loss insurance	-	1,713
Acquisition of business	-	480
Proceeds from sale of assets held for sale	180	-
Proceeds from sale of property, plant and equipment	60	104
Proceeds from surrender of life insurance policies	134	40
Increase in cash surrender value of life insurance policies	(324)	(284)
Net cash used for investing activities	(9,027)	(6,174)

Cash Flows From Financing Activities:
Proceeds from long-term debt	273	60,872
Principal payments on long-term debt	(273)	(60,872)
Cash dividends paid	(20,289)	(1,657)
Cash received from exercise of stock options	4,312	200
Excess tax benefits from stock-based compensation	1,244	150
Payment of employee tax withholdings related to net share transactions	(1,303)	(254)
Financing costs	(11)	(207)
Net cash used for financing activities	(16,047)	(1,768)

Net increase in cash and cash equivalents	20,580	8,383
Cash and cash equivalents at beginning of period	33,258	3,050
Cash and cash equivalents at end of period	$53,838	$11,433

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$119
Income taxes, net	12,166	4,198
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	460	182
Restricted stock units and stock options surrendered for withholding taxes payable	1,303	254

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 3, 2015	18,466	$18,466	$60,967	$122,928	$(2,146)	$200,215
Net earnings				27,391		27,391
Stock options exercised, net	408	408	3,904			4,312
Vesting of restricted stock units	30	30	(30)			-
Compensation expense associated with stock-based plans			1,521			1,521
Excess tax benefits from stock-based compensation			1,244			1,244
Restricted stock units and stock options surrendered for withholding taxes payable			(1,303)			(1,303)
Cash dividends declared				(20,289)		(20,289)
Balance at July 2, 2016	18,904	$18,904	$66,303	$130,030	$(2,146)	$213,091

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of results for these interim periods. The results of operations for the nine-month period ended July 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2016 or future periods.

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

In connection with the ASW Acquisition, the Company acquired intangible assets consisting of customer relationships, developed technology and know-how, and a non-competition agreement. The ASW Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Under the provisions of ASC Topic 805, acquisition and integration costs are not included as components of consideration transferred, but are recorded as expenses in the period in which such costs are incurred.

Restructuring charges. Subsequent to the ASW Acquisition, in fiscal 2014, the Company incurred employee separation costs for staffing reductions associated with the acquisition. In February 2015, the Company elected to consolidate its PC strand operations with the March 2015 closure of the Newnan, Georgia facility that had been acquired through the ASW Acquisition.

Following is a summary of the restructuring activities and associated costs that were incurred during the three- and nine-month periods ended July 2, 2016 and June 27, 2015:

		Severance and			Asset
(In thousands)	Equipment	Other Employee	Facility	Gain on Sale	Impairment
	Relocation Costs	Separation Costs	Closure Costs	of Equipment	Charges	Total
2016
Liability as of October 3, 2015	$-	$735	$-	$-	$-	$735
Restructuring charges (recoveries)	75	-	30	(180)	-	(75)
Cash receipts (payments)	(75)	(72)	(30)	180	-	3
Liability as of January 2, 2016	-	663	-	-	-	663
Restructuring charges	21	-	59	-	20	100
Cash payments	(21)	(59)	(39)	-	-	(119)
Non-cash charges	-	-	-	-	(20)	(20)
Liability as of April 2, 2016	-	604	20	-	-	624
Restructuring charges	58	-	-	-	-	58
Cash payments	-	(51)	(20)	-	-	(71)
Liability as of July 2, 2016	$58	$553	$-	$-	$-	$611

2015
Liability as of September 27, 2014	$-	$1,208	$-	$-	$-	$1,208
Cash payments	-	(53)	-	-	-	(53)
Liability as of December 27, 2014	-	1,155	-	-	-	1,155
Restructuring charges	-	75	21	-	237	333
Cash payments	-	(58)	(4)	-	-	(62)
Non-cash charges	-	-	-	-	(237)	(237)
Liability as of March 28, 2015	-	1,172	17	-	-	1,189
Restructuring charges	18	-	327	-	-	345
Cash payments	-	(101)	(312)	-	-	(413)
Liability as of June 27, 2015	$18	$1,071	$32	$-	$-	$1,121

As of July 2, 2016, the Company recorded restructuring liabilities of $0.6 million in accounts payable and accrued expenses on its consolidated balance sheet. As of October 3, 2015, the Company recorded restructuring liabilities of $0.7 million on its consolidated balance sheet, including $0.5 million in accrued expenses and $0.2 million in other liabilities.

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

As of July 2, 2016 and October 3, 2015, the Company held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of July 2, 2016:
Current assets:
Cash equivalents	$52,050	$52,050	$-
Other assets:
Cash surrender value of life insurance policies	7,652	-	7,652
Total	$59,702	$52,050	$7,652

As of October 3, 2015:
Current assets:
Cash equivalents	$32,843	$32,843	$-
Other assets:
Cash surrender value of life insurance policies	7,194	-	7,194
Total	$40,037	$32,843	$7,194

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

As of July 2, 2016 and October 3, 2015, the Company did not have any nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from ASW at fair value (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of the Company’s intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of July 2, 2016:
Customer relationships	$6,500	$(613)	$5,887
Developed technology and know-how	1,800	(169)	1,631
Non-competition agreements	3,577	(1,743)	1,834
	$11,877	$(2,525)	$9,352

As of October 3, 2015:
Customer relationships	$6,500	$(369)	$6,131
Developed technology and know-how	1,800	(102)	1,698
Non-competition agreements	3,577	(1,186)	2,391
	$11,877	$(1,657)	$10,220

Amortization expense for intangibles was $289,000 for the three-month periods ended July 2, 2016 and June 27, 2015, and $868,000 and $745,000 for the nine-month periods ended July 2, 2016 and June 27, 2015, respectively.

(6) Stock-Based Compensation

Under the Company’s equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, the shareholders of the Company approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of Company common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of July 2, 2016, there were 614,000 shares of Company common stock available for future grants under the 2015 Plan, which is the Company’s only active equity incentive plan.

Stock options. Under the Company’s equity incentive plans, employees and directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options for the three- and nine-month periods ended July 2, 2016 and June 27, 2015 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Stock options:
Compensation expense	$97	$78	$563	$633

As of July 2, 2016, the remaining unamortized compensation cost related to unvested stock option awards was $278,000, which is expected to be recognized over a weighted average period of 1.35 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the nine-month periods ended July 2, 2016 and June 27, 2015 was $8.69 and $7.75 per share, respectively, based on the following assumptions:

	Nine Months Ended
	July 2, 2016	June 27, 2015
Risk-free interest rate	1.39%	1.77%
Dividend yield	0.53%	0.55%
Expected volatility	39.23%	37.39%
Expected term (in years)	5.75	5.67

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

The following table summarizes stock option activity for the nine-month period ended July 2, 2016:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at October 3, 2015	923	$7.55	-	$21.96	$15.14
Granted	56	23.95	-	23.95	23.95
Exercised	(580)	7.55	-	21.96	13.68		$7,429
Outstanding at July 2, 2016	399	9.16	-	23.95	18.50	7.68	4,082

Vested and anticipated to vest in the future at July 2, 2016	392				18.47	7.67	4,027

Exercisable at July 2, 2016	146				15.19	5.94	1,983

Stock option exercises include “net exercises,” pursuant to which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the Company’s equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU grants and compensation expense for the three- and nine-month periods ended July 2, 2016 and June 27, 2015 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Restricted stock unit grants:
Units	-	-	43	36
Market value	$-	$-	$1,027	$790
Compensation expense	148	151	958	869

As of July 2, 2016, the remaining unrecognized compensation cost related to unvested RSUs was $576,000, which is expected to be recognized over a weighted average vesting period of 1.59 years.

The following table summarizes RSU activity during the nine-month period ended July 2, 2016:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, October 3, 2015	157	$18.96
Granted	43	23.95
Released	(38)	18.50
Forfeited	(2)	23.95
Balance, July 2, 2016	160	20.34

(7) Income Taxes

Effective income tax rate. The Company’s effective income tax rate was 34.0% for the nine-month period ended July 2, 2016 compared with 34.6% for the nine-month period ended June 27, 2015. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

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

As of July 2, 2016, the Company recorded a non-current deferred tax liability (net of valuation allowance) of $5.2 million in other liabilities on its consolidated balance sheet. The Company has $7.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2031. The Company has also recorded $178,000 of gross deferred tax assets for various state tax credits that begin to expire in 2016, but principally expire between 2016 and 2020.

The realization of the Company’s deferred tax assets is entirely dependent upon the Company’s ability to generate future taxable income in applicable jurisdictions. GAAP requires that the Company periodically assess the need to establish a reserve against its deferred tax assets to the extent the Company no longer believes it is more likely than not that they will be fully realized. As of July 2, 2016 and October 3, 2015, the Company recorded a valuation allowance of $334,000 and $492,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance established by the Company is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should the Company utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. As of July 2, 2016, the Company has no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

The Company files U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed by the Company subsequent to 2011 remain subject to examination.

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

During the second quarter of fiscal 2016, the Company notified plan participants of its intent to terminate the Delaware Plan effective May 1, 2016 and settle plan liabilities through either lump sum distributions to plan participants or annuity contracts that cover vested benefits. The Company expects to contribute such additional amounts as may be necessary to fully fund the Delaware Plan (currently estimated to be approximately $1.9 million) concurrent with the settlement of the liabilities, which is expected to be completed by September 30, 2016.

The Company made contributions totaling $70,000 and $155,000 to the Delaware Plan during the three- and nine-month periods ended July 2, 2016, respectively.

Net periodic pension costs for the Delaware Plan for the three- and nine-month periods ended July 2, 2016 and June 27, 2015 include the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Interest cost	$37	$32	$111	$98
Expected return on plan assets	(44)	(46)	(132)	(136)
Recognized net actuarial loss	19	14	57	40
Net periodic pension cost	$12	$-	$36	$2

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

Net periodic pension costs for the SERPs for the three- and nine-month periods ended July 2, 2016 and June 27, 2015 include the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Service cost	$66	$72	$198	$216
Interest cost	81	81	243	243
Recognized net actuarial loss	21	29	63	87
Net periodic pension cost	$168	$182	$504	$546

(9) Long-Term Debt

Revolving Credit Facility. The Company has a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement its operating cash flow and fund its working capital, capital expenditure, general corporate and growth requirements. In May 2015, the Company amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of July 2, 2016, no borrowings were outstanding on the Credit Facility, $81.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at the election of the Company, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on the Company’s excess availability as of July 2, 2016, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

The Company’s ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if the Company is unable to make certain representations and warranties provided for under the terms of the Credit Facility. The Company is required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict the Company’s ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of the Company’s stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with affiliates of the Company; or permit liens to encumber the Company’s property and assets. The terms of the Credit Facility also provide that an event of default will occur with respect to the Company upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by the Company or any of its subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency with respect to the Company; certain entries of judgment against the Company or any of its subsidiaries, which are not covered by insurance; or a change of control of the Company. As of July 2, 2016, the Company was in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 and $21,000 for the three-month periods ended July 2, 2016 and June 27, 2015, respectively, and $48,000 and $72,000 for the nine-month periods ended July 2, 2016 and June 27, 2015, respectively. Accumulated amortization of capitalized financing costs was $4.5 million as of July 2, 2016 and October 3, 2015.

(10) Earnings Per Share

The computations of basic and diluted earnings per share attributable to common shareholders for the three- and nine-month periods ended July 2, 2016 and June 27, 2015 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net earnings available to common shareholders	$13,531	$5,392	$27,391	$12,086

Basic weighted average shares outstanding	18,867	18,438	18,690	18,407
Dilutive effect of stock-based compensation	268	390	321	416
Diluted weighted average shares outstanding	19,135	18,828	19,011	18,823

Net earnings per share:
Basic	$0.72	$0.29	$1.47	$0.66
Diluted	$0.71	$0.29	$1.44	$0.64

Options representing 19,000 and 88,000 shares for the three-month periods ended July 2, 2016 and June 27, 2015, respectively, were antidilutive and not included in the diluted earnings per share calculation. Options representing 54,000 and 67,000 shares for the nine-month periods ended July 2, 2016 and June 27, 2015, respectively, were antidilutive and not included in the diluted earnings per share calculation.

(11) Share Repurchases

On November 18, 2008, the Company’s board of directors approved a share repurchase authorization to buy back up to $25.0 million of the Company’s outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at the Company’s discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of July 2, 2016, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and nine-month periods ended July 2, 2016 and June 27, 2015.

(12) Other Financial Data

Balance sheet information:

(In thousands)	July 2, 2016	October 3, 2015
Accounts receivable, net:
Accounts receivable	$50,061	$47,420
Less allowance for doubtful accounts	(635)	(638)
Total	$49,426	$46,782

Inventories:
Raw materials	$39,470	$38,457
Work in process	2,875	2,968
Finished goods	21,569	24,584
Total	$63,914	$66,009

Other current assets:
Prepaid insurance	$1,108	$2,519
Deferred tax asset	-	1,492
Other	1,100	1,298
Total	$2,208	$5,309

Other assets:
Cash surrender value of life insurance policies	$7,652	$7,194
Capitalized financing costs, net	187	227
Other	96	97
Total	$7,935	$7,518

Property, plant and equipment, net:
Land and land improvements	$9,619	$9,279
Buildings	43,435	43,016
Machinery and equipment	143,628	142,662
Construction in progress	7,418	1,715
	204,100	196,672
Less accumulated depreciation	(118,321)	(112,494)
Total	$85,779	$84,178

Accrued expenses:
Salaries, wages and related expenses	$6,300	$5,455
Income taxes	2,316	2,187
Customer rebates	1,178	1,760
Pension plan	1,143	1,263
Property taxes	902	1,507
Restructuring liabilities	532	505
Workers' compensation	287	294
Other	718	673
Total	$13,376	$13,644

Other liabilities:
Deferred compensation	$8,027	$7,765
Deferred income taxes	5,162	6,057
Other	23	376
Total	$13,212	$14,198

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

The Company maintained general liability, business interruption and replacement cost property insurance coverage on its facilities that was sufficient to cover the losses incurred from the fire. During the three- and nine-month periods ended June 27, 2015, the Company received $0.1 million and $2.0 million of insurance proceeds, respectively, related to the expenses that were incurred and capital outlays that were required to replace property and equipment damaged in the fire. During the nine-month period ended June 27, 2015, the insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($244,000) and selling, general and administrative expense ($69,000) on the consolidated statement of operations and comprehensive income. The insurance proceeds attributable to the property and equipment damaged in the fire were reported in cash flows from investing activities and all other insurance proceeds received were reported in cash flows from operating activities on the consolidated statement of cash flows. The Company reached a final settlement with its insurance carrier on this claim during the third quarter of fiscal 2015.

Customer dispute. During the three- and nine-month periods ended June 27, 2015, the Company settled a dispute with a customer resulting in a $0.7 million charge that was recorded in other expense (income) on the consolidated statement of operations and comprehensive income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears, “plans,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our periodic and other reports and statements filed with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the year ended October 3, 2015. You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	reduced spending for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in wire rod costs;

●	changes in United States or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of weak demand and reduced capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	continued escalation in certain of our operating costs; and

●	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 3, 2015 and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended				Nine Months Ended
	July 2, 2016	Change		June 27, 2015	July 2, 2016	Change		June 27, 2015

Net sales	$115,629	(1.2%	)	$117,016	$315,434	(4.2%	)	$329,411
Gross profit	27,547	75.5%		15,694	62,585	71.8%		36,439
Percentage of net sales	23.8%			13.4%	19.8%			11.1%
Selling, general and administrative expense	$6,849	6.6%		$6,427	$20,820	15.3%		$18,054
Percentage of net sales	5.9%			5.5%	6.6%			5.5%
Restructuring charges, net	$58	(83.2%	)	$345	$83	(87.8%	)	$678
Other expense (income), net	223	(62.9%	)	601	138	N/M		(1,038)
Interest expense	40	(38.5%	)	65	121	(55.7%	)	273
Interest income	(53)	N/M		(1)	(103)	N/M		(5)
Effective income tax rate	33.8%			34.7%	34.0%			34.6%
Net earnings	$13,531	150.9%		$5,392	$27,391	126.6%		$12,086

"N/M" = not meaningful

Third Quarter of Fiscal 2016 Compared to Third Quarter of Fiscal 2015

Net Sales

Net sales for the third quarter of 2016 decreased 1.2% to $115.6 million from $117.0 million in the prior year quarter as a 9.8% increase in shipments was offset by a 10.0% decrease in average selling prices. The increase in shipments was primarily due to improved market conditions and increased demand for products relative to the prior year. Shipments for both periods were unfavorably impacted by the excessive rainfall and flooding in the south central region of the country, particularly during April and May. The decrease in average selling prices was driven by competitive pricing pressures.

Gross Profit

Gross profit for the third quarter of 2016 increased 75.5% to $27.5 million, or 23.8% of net sales, from $15.7 million, or 13.4% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($9.7 million), lower unit conversion costs ($0.4 million) and the increase in shipments ($1.6 million). The increase in spreads was driven by lower raw material costs ($22.6 million) partially offset by lower average selling prices ($12.9 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2016 increased 6.6% to $6.8 million, or 5.9% of net sales, from $6.4 million, or 5.5% of net sales, in the same year-ago period as higher compensation expense ($0.9 million) was partially offset by lower employee benefit costs ($0.2 million) and the relative year-over-year change in the cash surrender value of life insurance policies ($0.2 million). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year quarter. The decrease in employee benefit costs was primarily related to lower employee health insurance expense. The cash surrender value of life insurance policies increased $173,000 in the current year quarter compared with a decrease of $50,000 in the prior year quarter due to changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $58,000 were incurred in the third quarter of 2016 for equipment relocation costs related to the consolidation of our PC strand facilities. Net restructuring charges of $345,000 were incurred in the third quarter of 2015 related to the closure of the Newnan, Georgia PC strand facility, which included facility closure ($327,000) and equipment relocation costs ($18,000).

Other Expense

Other expense for the third quarter of 2016 was $0.2 million compared to $0.6 million in the same year-ago period. Other expense for the current year quarter was largely related to losses on the disposal of equipment. Other expense for the third quarter of 2015 was primarily due to a $0.7 million charge related to the settlement of a customer dispute.

Interest Expense

Interest expense for the third quarter of 2016 decreased 38.5% to $40,000 from $65,000 in the same year-ago period primarily due to the borrowings on our revolving credit facility during the prior year period.

Income Taxes

Our effective income tax rate for the third quarter of 2016 decreased to 33.8% from 34.7% for the same year-ago period due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the third quarter of 2016 increased to $13.5 million ($0.71 per diluted share) from $5.4 million ($0.29 per share) in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

First Nine Months of Fiscal 2016 Compared to First Nine Months of Fiscal 2015

Net Sales

Net sales for the first nine months of 2016 decreased 4.2% to $315.4 million from $329.4 million in the same year-ago period as a 6.8% increase in shipments was offset by a 10.3% decrease in average selling prices. The increase in shipments was primarily due to improved market conditions relative to the prior year. The decrease in average selling prices was driven by competitive pricing pressures.

Gross Profit

Gross profit for the first nine months of 2016 increased 71.8% to $62.6 million, or 19.8% of net sales, from $36.4 million, or 11.1% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($18.9 million), lower unit conversion costs ($3.9 million) and the increase in shipments ($2.7 million). The increase in spreads was driven by lower raw material costs ($54.7 million) and freight costs ($0.8 million) partially offset by lower average selling prices ($36.6 million).

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2016 increased 15.3% to $ 20.8 million, or 6.6% of net sales, from $18.1 million, or 5.5% of net sales, in the same year-ago period as higher compensation expense ($3.2 million) was partially offset by lower employee benefit costs ($0.6 million). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year period. The decrease in employee benefit costs was primarily related to lower employee health insurance expense.

Restructuring Charges, Net

Net restructuring charges of $83,000 were incurred in the first nine months of 2016 related to the consolidation of our PC strand facilities, which included equipment relocation costs ($154,000), facility closure costs ($89,000) and impairment charges related to the decommissioning of equipment ($20,000) partially offset by a gain on the sale of equipment previously associated with the Newnan, Georgia PC strand facility ($180,000). Net restructuring charges of $678,000 were incurred in the prior year period related to the closure of the Newnan, Georgia facility, which included facility closure costs ($348,000), impairment charges related to the decommissioning of equipment ($237,000), employee separation costs ($75,000) and equipment relocation costs ($18,000).

Other Expense (Income)

Other expense for the first nine months of 2016 was $138,000 compared with other income of $1.0 million in the same year-ago period. Other income for the prior year period was primarily related to a $1.7 million net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand facility in 2014 partially offset by a $0.7 million charge related to the settlement of a customer dispute.

Interest Expense

Interest expense for the first nine months of 2016 decreased 55.7% to $121,000 from $273,000 in the same year-ago period primarily due to the borrowings on our revolving credit facility during the prior year period.

Income Taxes

Our effective income tax rate for the first nine months of 2016 decreased slightly to 34.0% from 34.6% for the same year-ago period due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first nine months of 2016 increased to $27.4 million ($1.44 per diluted share) from $12.1 million ($0.64 per diluted share) in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Nine Months Ended
	July 2, 2016	June 27, 2015
Net cash provided by operating activities	$45,654	$16,325
Net cash used for investing activities	(9,027)	(6,174)
Net cash used for financing activities	(16,047)	(1,768)

Net working capital	116,272	91,277
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$213,091	$190,910
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$213,091	$190,910

Operating Activities

Operating activities provided $45.7 million of cash during the first nine months of 2016 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $7.4 million of cash due to an $8.0 million increase in accounts payable and accrued expenses and a $2.1 million decrease in inventories partially offset by a $2.6 million increase in accounts receivable. The increase in accounts payable and accrued expenses was principally related to higher raw material purchases near the end of the period. The decrease in inventories was largely due to lower average raw material costs partially offset by higher raw material levels. The increase in accounts receivable was primarily related to higher sales near the end of the period.

Operating activities provided $16.3 million of cash during the first nine months of 2015 primarily from net earnings adjusted for non-cash items partially offset by an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital used $5.5 million of cash due to a $19.4 million decrease in accounts payable and accrued expenses partially offset by an $11.1 million decrease in inventories and a $2.8 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases near the end of the period and lower unit costs. The decrease in inventory was primarily driven by lower raw material purchases and unit costs. The decrease in accounts receivable was primarily related to lower selling prices.

We may elect to make adjustments in our operating activities as changes occur in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity would adversely affect sales to our customers, it would generally reduce our working capital requirements.

Investing Activities

Investing activities used $9.0 million of cash during the first nine months of 2016 compared to $6.2 million during the same period last year. Capital expenditures increased to $9.1 million for the first nine months of 2016 from $6.8 million in the prior year period and are expected not to exceed $18.0 million for fiscal 2016, including outlays related to expansion of our Houston PC strand facility. Investing activities for the prior year included the $1.5 million acquisition of an intangible asset from a competitor, which was offset by the receipt of $1.7 million of insurance proceeds related to the Gallatin fire and $0.5 million of post-closing adjustments associated with the ASW Acquisition. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $16.0 million of cash during the first nine months of 2016 compared to $1.8 million during the same period last year. Cash dividends used $20.3 million of cash during the first nine months of 2016, including a special cash dividend totaling $18.6 million, or $1.00 per share, which was partially offset by $4.3 million of cash provided by stock option exercises and $1.2 million of related excess tax benefits. Financing activities for the prior year included the payment of $1.7 million of cash dividends and $0.2 million of financing costs incurred in connection with the amendment of our credit facility partially offset by $0.2 million of cash provided by stock option exercises.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of July 2, 2016, no borrowings were outstanding on the Credit Facility, $81.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the third fiscal quarter of 2016. The timing and magnitude of any future changes in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of accounting policies in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended October 3, 2015 for further information regarding our critical accounting policies and estimates. As of July 2, 2016, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended October 3, 2015.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended October 3, 2015, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2016, we expect our financial results will continue to be favorably impacted by the ongoing improvement in our construction end-markets, which should support higher shipment volumes and operating levels, and reduced unit conversion costs at our facilities. Spreads between average selling prices and raw material costs are likely to narrow from the third quarter as we consume higher cost inventory, but should remain at improved levels. The recent passage of a new five-year federal transportation funding authorization provides greater funding certainty for states and municipalities that should spur increased infrastructure construction in the coming years.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices may be correlated over extended periods of time, depending upon market conditions and competitive dynamics, there may be periods during which we are unable to fully recover increased wire rod costs through higher selling prices, which would reduce our gross profit and cash flow from operations. Additionally, should wire rod costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater degree and to the extent that we are consuming higher cost inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2016, a 10% increase in the price of wire rod would have resulted in a $16.6 million decrease in our pre-tax earnings for the nine months ended July 2, 2016 (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our revolving credit facility as of July 2, 2016, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of July 2, 2016.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 2, 2016. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended July 2, 2016, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 3, 2015, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of July 2, 2016, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and nine-month periods ended July 2, 2016 and June 27, 2015.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended July 2, 2016 and June 27, 2015, (ii) the Consolidated Balance Sheets as of July 2, 2016 and October 3, 2015, (iii) the Consolidated Statements of Cash Flows for the nine months ended July 2, 2016 and June 27, 2015, (iv) the Consolidated Statements of Shareholders’ Equity as of July 2, 2016 and October 3, 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: July 21, 2016	By:	/s/ Michael C. Gazmarian
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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended July 2, 2016 and June 27, 2015, (ii) the Consolidated Balance Sheets as of July 2, 2016 and October 3, 2015, (iii) the Consolidated Statements of Cash Flows for the nine months ended July 2, 2016 and June 27, 2015, (iv) the Consolidated Statements of Shareholders’ Equity as of July 2, 2016 and October 3, 2015, and (v) the Notes to Consolidated Financial Statements.