Form 10-K
period 2016-10-01
INSTEEL INDUSTRIES INC
filed 2016-10-28
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of April 2, 2016 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $507,817,830 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of October 27, 2016, there were 18,975,641 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2017 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in the “Risk Factors” section of this report and are updated from time to time in our filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2016, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities in our core businesses that further our penetration of the markets we currently serve or expand our footprint. Headquartered in Mount Airy, North Carolina, we operate ten manufacturing facilities that are all located in the U.S. in close proximity to our customers and raw material suppliers. Our growth strategy is focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.

On August 15, 2014, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW”) for a final adjusted purchase price of $33.5 million (the “ASW Acquisition”). ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 4 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, production equipment at its facilities in Houston, Texas and Newnan, Georgia, and the Newnan facility. We also entered into an agreement with ASW to lease the Houston facility with an option to purchase it in the future. Subsequent to the acquisition, we elected to consolidate our PC strand operations with the closure of the Newnan facility, which was completed in March 2015.

Products

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, we have one reportable segment.

PC strand is a high strength, seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Its high tensile strength allows for the casting of longer spans and thinner sections. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For fiscal years 2016, 2015 and 2014, PC strand sales represented 39%, 43% and 38%, respectively, of our net sales.

WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including ESM, CPR and SWWR. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a lower cost reinforcing solution than hot-rolled rebar. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For fiscal years 2016, 2015 and 2014, WWR sales represented 61%, 57% and 62%, respectively, of our net sales.

Marketing and Distribution

We market our products through sales representatives who are our employees. Our outside sales representatives are trained on the technical applications for our products and sell multiple product lines in their respective territories. We sell our products nationwide across the U.S. and, to a much lesser extent, into Canada, Mexico, and Central and South America, delivering them primarily by truck, using common or contract carriers. The delivery method selected is dependent upon backhaul opportunities, comparative costs and customer service requirements.

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2016, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any customers that represented 10% or more of our net sales in fiscal years 2016, 2015 and 2014, and are not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2016 will be shipped during the first quarter of fiscal 2017.

Seasonality and Cyclicality

Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. From a seasonal standpoint, shipments typically reach their highest level of the year when weather conditions are the most conducive to construction activity. As a result, shipments and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. From a cyclical standpoint, construction activity and demand for our products is generally correlated with general economic conditions, although there can be significant differences between the relative strength of nonresidential and residential construction for extended periods.

Raw Materials

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. Wire rod can generally be characterized as a commodity product. We purchase several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties and metallurgical characteristics that are required for our products. High carbon grades of wire rod are required for the production of PC strand while low carbon grades are used to manufacture WWR.

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2016 and 2015 represented approximately 30% and 29%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades, and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

Our ability to source wire rod from overseas suppliers is limited by domestic content requirements generally referred to as “Buy America” or “Buy American” laws that exist at both the federal and state levels. These laws generally prescribe a domestic “melt and cast” standard for purposes of compliance. Certain segments of the PC strand market and the majority of our CPR and ESM products are certified to customers to be in compliance with the domestic content regulations.

Selling prices for our products tend to be correlated with changes in wire rod prices. However, the timing and magnitude of the relative price changes varies depending upon market conditions and competitive factors. Ultimately the relative supply - demand balance in our markets and competitive dynamics determine whether our margins expand or contract during periods of rising or falling wire rod prices.

Competition

We are the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Our markets are highly competitive based on price, quality and service. Some of our competitors, such as Nucor Corporation, Keystone Consolidated Industries, Inc. (“Keystone”), Oklahoma Steel and Wire, and Gerdau Long Products North America, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Our primary competitors for WWR products are Nucor Corporation, Gerdau Ameristeel Corporation, Engineered Wire Products, Inc. (a subsidiary of Keystone), Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc., Concrete Reinforcements Inc. and Wire Mesh Corporation. Our primary competitors for PC strand are Sumiden Wire Products Corporation, Keystone and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand market that are not subject to “Buy America” requirements.

In response to irrationally-priced import competition from offshore PC strand suppliers, we have pursued trade cases when necessary as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. In 2003, we joined together with a coalition of domestic PC strand producers and filed petitions with the U.S. Department of Commerce (the “DOC”) alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than fair value and had injured the domestic PC strand industry. The DOC ruled in our favor and imposed anti-dumping duties ranging from 12% up to 119%, which had the effect of limiting the participation of these countries in the domestic market. In 2010, we joined together with a coalition of domestic PC strand producers and filed petitions with the DOC alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had injured the domestic PC strand industry. The DOC ruled in our favor and imposed final countervailing duty margins ranging from 9% to 46% and anti-dumping margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market.

Quality and service expectations of customers have risen substantially over the years and are key factors that impact their selection of suppliers. Technology has become a critical competitive factor from the standpoint of manufacturing costs, quality and customer service capabilities. In view of our strong market positions, broad product offering and national footprint, technologically advanced manufacturing facilities, low-cost production capabilities, sophisticated information systems and financial strength and flexibility, we believe that we are well-positioned to compete favorably with other producers of our concrete reinforcing products.

Employees

As of October 1, 2016, we had 848 employees, none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

Product Warranties

Our products are used in applications that are subject to inherent risks, including performance deficiencies, personal injury, property damage, environmental contamination or loss of production. We warrant our products to meet certain specifications. Although actual or claimed deficiencies from these specifications may give rise to claims, we do not maintain a reserve for warranties as the historical claims have been immaterial. We maintain product liability insurance coverage to minimize our exposure to such risks.

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We expect to make capital outlays for environmental control processes associated with our expansion of the Houston facility during fiscal 2017, but do not expect these expenditures will have a material effect on our financial position or results of operations.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available at no cost on our web site at http://investor.insteel.com/sec.cfm and the SEC’s web site at www.sec.gov as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the SEC. The information available on our web site and the SEC’s web site is not incorporated into this report or any of our filings with the SEC.

Item 1A. Risk Factors

An investment in our common stock involves risks and uncertainties. You should carefully consider the following risk factors, in addition to the other information contained in this annual report on Form 10-K, before deciding whether an investment in our common stock is suitable for you. The risk factors described below are not the only ones we face. There may be other risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial that could adversely affect our business, results of operations, financial condition and cash flows.

Our business is cyclical and can be negatively impacted by prolonged economic downturns or tightening in the financial markets that reduce the level of construction activity and demand for our products.

Demand for our products is cyclical in nature and sensitive to changes in the economy and in the financial markets. Our products are sold primarily to manufacturers of concrete products that are used for a broad range of nonresidential and residential construction applications. Demand for our products is driven by the level of construction activity, which tends to be correlated with conditions in the general economy as well as other factors beyond our control. Tightening in the financial markets could adversely impact demand for our products by reducing the availability of financing to our customers and the construction industry as a whole and increasing the risk of payment defaults on our outstanding customer balances. Future prolonged periods of economic weakness or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Our operations are subject to seasonal fluctuations that may impact our cash flows.

Our shipments are typically lower in the first and second fiscal quarters due to the unfavorable impact of winter weather on construction activity during these periods and customer plant shutdowns associated with holidays. As a result, our cash flows may fluctuate from quarter to quarter due to these seasonal factors.

Demand for our products is highly variable and difficult to forecast due to our minimal backlog and unanticipated changes that can occur in customer order patterns or inventory levels.

Demand for our products is highly variable. The short lead times for customer orders and minimal backlog that characterize our business make it difficult to forecast the future level of demand for our products. In some cases, unanticipated softening in demand can be exacerbated by inventory reduction measures pursued by our customers, which may cause significant fluctuations in our sales, profitability and cash flows.

Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2016. In response to the increased pricing volatility, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

Although changes in our wire rod costs and selling prices tend to be correlated, we may be unable to fully recover increased rod costs through higher selling prices during weaker market environments, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory.

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. In addition, trade actions by domestic wire rod producers against offshore suppliers can have a considerable impact on the availability and cost of imported wire rod. The imposition of anti-dumping or countervailing duty margins by the DOC against exporting countries can have the effect of reducing or eliminating their activity in the domestic market, which is of increasing significance in view of the reductions in domestic wire rod production capacity that have occurred in recent years. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs.

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

Our manufacturing facilities are subject to risks that may limit our ability to manufacture and sell our products, including unexpected equipment failures and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, adverse weather conditions and transportation interruptions. For example, during fiscal 2014, a fire at our Gallatin, Tennessee PC strand manufacturing facility damaged a portion of the plant and required the temporary curtailment of operations until the necessary repairs were completed. Any such equipment failures or events can subject us to material plant shutdowns, periods of reduced production or unexpected downtime. Furthermore, the resolution of certain operational interruptions may require significant capital expenditures. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows could be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.

We are increasingly dependent on information technology systems that are susceptible to certain risks, including cybersecurity breaches and data leaks, which could adversely impact our business.

Our increasing reliance on technology systems and infrastructure heightens our potential vulnerability to system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, not limited to cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of the theft of confidential information, intentional vandalism, industrial espionage, and a variety of cyber-attacks that could compromise our internal technology system and infrastructure, or result in data leaks in-house or at our third-party providers and business partners. Failures of technology or related systems, or an improper release of confidential information, could adversely impact our business or subject us to unexpected liabilities.

Our financial results could be adversely impacted by the escalation of our operating costs.

Consistent with the experience of other employers, our medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. The Patient Protection and Affordable Care and Education Reconciliation Act of 2010 will have a significant impact on employers, health care providers, insurers and others associated with the health care industry and increase our employee health care costs. This legislation requires certain large employers like us to offer health care benefits to full-time employees or face potential annual penalties. To avoid these penalties, employers must offer health benefits providing a minimum level of coverage and limit the amount that employees are charged for the coverage. Provisions of this law have become and will become effective at various dates over the next several years and many of the regulations and guidance for the law have not been implemented. Due to the breadth and complexity of this law, the lack of implementing regulations and interpretive guidance and the phased-in nature of the requirement, we cannot predict the future effect of this law on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

In addition, increasing prices for natural gas, electricity, fuel and consumables would adversely affect our manufacturing and distribution costs. For most of our business, we incur the fuel costs and surcharges associated with the delivery of products to our customers. Although we have previously implemented numerous measures to offset the impact of increases in these costs, there can be no assurance that such actions will be effective. If we are unable to pass these additional costs through by raising our selling prices, our financial results could be adversely impacted.

Our financial results could be adversely impacted by the impairment of goodwill.

Our balance sheet includes intangible assets, including goodwill and other separately identifiable assets primarily related to the ASW Acquisition, and we may acquire additional intangible assets in connection with future acquisitions. We are required to review goodwill for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise such as, among other things, a decline in our stock price and market capitalization and lower than projected operating results and cash flows. If our review determines that goodwill has been impaired, the impaired portion would have to be written-off during that period which could have an adverse effect on our business and financial results.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2016, our common stock traded as high as $37.22 and as low as $16.19. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact us or our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At October 1, 2016, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate except for the facility located in Houston, which we currently lease from ASW with an option to purchase in the future. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate to satisfy the current and projected demand for our products.

Item 3. Legal Proceedings.

We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate cost to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	60	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	57	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	66	Vice President - Administration and Secretary
Richard T. Wagner	57	Vice President and General Manager of IWP

H. O. Woltz III, 60, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 57, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 66, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President - Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 57, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products that was later acquired by us in 2000.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 11, 2016 for a term that will expire at the next annual meeting or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 7, 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of October 25, 2016, there were 675 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividends per share declared in fiscal 2016 and 2015:

	Fiscal 2016			Fiscal 2015
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$25.78	$16.19	$1.03	$24.85	$19.05	$0.03
Second Quarter	32.05	18.72	0.03	24.44	18.60	0.03
Third Quarter	32.11	25.40	0.03	22.85	18.15	0.03
Fourth Quarter	37.22	28.33	0.03	19.79	14.61	0.03

We currently pay a quarterly cash dividend of $0.03 per share. In addition to the regular quarterly cash dividend, we paid a special cash dividend of $1.00 per share in the first quarter of fiscal 2016. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by our Board of Directors each quarter after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans. See Note 8 of the consolidated financial statements for additional discussion with respect to restrictions on our ability to make dividend payments under the terms of our revolving credit facility.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended October 1, 2016. The graph and table assume that $100 was invested on October 1, 2011 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

Comparison of Five-Year Cumulative Return for Insteel Industries, Inc.,

the Russell 2000 Index and the S&P Building Products Index

$600
$500
$400
$300
$200
$100
$0
10/1/11
9/29/12
9/28/13
9/27/14
10/3/15
10/1/16
Insteel Industries, Inc.
Russell 2000
S&P Building Products

	Fiscal Year Ended
	10/1/11	9/29/12	9/28/13	9/27/14	10/3/15	10/1/16
Insteel Industries, Inc.	$100.00	$117.74	$165.21	$217.81	$168.23	$398.19
Russell 2000	100.00	131.91	171.55	178.30	180.52	208.44
S&P Building Products	100.00	217.28	312.58	359.14	434.90	564.12

Issuer Purchases of Equity Securities

Information regarding our share repurchase authorization is discussed in Note 19 to our consolidated financial statements and incorporated herein by reference.

Rights Agreement

Information regarding our Rights Agreement is discussed in Note 17 to our consolidated financial statements and incorporated herein by reference.

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	October 1,	October 3,	September 27,	September 28,	September 29,
	2016	2015	2014	2013	2012
Net sales	$418,547	$447,504	$408,978	$363,896	$363,303
Net earnings	37,245	21,710	16,641	11,735	1,809
Net earnings per share (basic)	1.99	1.18	0.91	0.65	0.10
Net earnings per share (diluted)	1.95	1.15	0.89	0.64	0.10
Cash dividends declared	1.12	0.12	0.12	0.37	0.12
Total assets	292,892	260,239	256,795	212,649	208,552
Total debt	-	-	-	-	11,475
Shareholders’ equity	224,566	200,215	178,883	161,056	149,500

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

Overview

Our operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our footprint.

On August 15, 2014, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets associated with the PC strand business of ASW for a final adjusted purchase price of $33.5 million. ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia (see Note 4 to the consolidated financial statements). We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, production equipment at its facilities in Houston, Texas and Newnan, Georgia, and the Newnan facility. We also entered into an agreement to lease the Houston facility from ASW with an option to purchase it in the future. Subsequent to the acquisition, we elected to consolidate our PC strand operations with the closure of the Newnan facility, which was completed in March 2015.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our discussion and analysis of our financial condition and results of operations are based on these consolidated financial statements. The preparation of our consolidated financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates.

The following critical accounting policies are both important to the depiction of our financial condition and results of operations and require judgments, assumptions and estimates.

Revenue recognition. We recognize revenue from product sales when products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are excluded from revenues and recorded on a net basis.

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

Most of our accounts receivable are due from customers that are located in the U.S. and are generally not secured by collateral depending upon the creditworthiness of the account. We provide an allowance for doubtful accounts based upon our assessment of the credit risk of specific customers, historical trends and other information. There is no disproportionate concentration of credit risk.

Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments on outstanding balances owed to us. Significant management judgments and estimates are used in establishing the allowances. These judgments and estimates consider such factors as the financial position, cash flows and payment history of our customers as well as current and expected business conditions. It is reasonably likely that actual collections will differ from our estimates, which may result in increases or decreases in the allowances. Adjustments to the allowances may also be required if there are significant changes in the financial condition of our customers.

Inventory valuation. We periodically evaluate the carrying value of our inventory. This evaluation includes assessing the adequacy of allowances for losses in the normal course of operations, providing for excess and obsolete inventory, and ensuring that inventory is valued at the lower of cost or estimated net realizable value. Our evaluation considers such factors as the cost of inventory, future demand, our historical experience and market conditions. In assessing the realization of inventory values, we are required to make judgments and estimates regarding future market conditions. Because of the subjective nature of these judgments and estimates, it is reasonably likely that actual outcomes will differ from our estimates. Adjustments to these reserves may be required if actual market conditions are substantially different than the assumptions underlying our estimates.

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

We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated.

We monitor our operating results throughout the year to determine if events or changes in circumstances warrant any interim impairment testing. Otherwise, goodwill will be subject to the required annual impairment test during our fourth quarter. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including the expected future operating cash flows and discount rate, could reduce our estimated fair value in the future and result in an impairment of goodwill. There was no goodwill impairment loss recognized in fiscal 2016.

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

Stock-based compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock units, in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation. Under these provisions, compensation cost is recognized based on the fair value of equity awards on the date of grant and amortized on a straight-line basis over the vesting period. We use the Monte Carlo valuation model to determine the fair value of stock options at the date of grant, which requires us to make assumptions for the expected term, volatility, dividend yield, risk-free interest rate and forfeiture rates. These assumptions are based on historical information and judgment regarding market factors and trends. If actual results differ from our assumptions and judgments used in estimating these factors, future adjustments to these estimates may be required.

Assumptions for employee benefit plan. We account for our supplemental employee retirement plans (each, a “SERP”) in accordance with ASC Topic 715, Compensation - Retirement Benefits. Under the provisions of ASC Topic 715, we recognize net periodic pension cost and value liabilities based on certain actuarial assumptions, principally the assumed discount rate.

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SERPs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the SERPs was 3.75% for fiscal 2016 and 4.25% for fiscal years 2015 and 2014.

The assumed discount rate is reevaluated annually. Changes in this assumption can result in the recognition of a materially different pension cost over different periods and a materially different liability amount in our consolidated financial statements. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain.  However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative unamortized actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative unamortized actuarial gains.

The projected benefit obligations and net periodic pension cost for the SERPs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates.

We currently expect net periodic pension cost for fiscal 2017 to be $856,000 for the SERPs. Cash contributions to the SERPs during fiscal 2017 are expected to be $290,000.

 A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of October 1, 2016 by approximately $290,000 and $224,000, respectively, and our expected net periodic pension cost for fiscal 2017 by approximately $30,000.

See Note 11 to our consolidated financial statements for the related accounting and disclosures surrounding our terminated pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”).

Recent Accounting Pronouncements.

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements and incorporated herein by reference.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	October 1,			October 3,		September 27,
	2016	Change		2015	Change	2014
Net sales	$418,547	(6.5%	)	$447,504	9.4%	$408,978
Gross profit	85,188	46.0%		58,333	19.6%	48,773
Percentage of net sales	20.4%			13.0%		11.9%
Selling, general and administrative expense	$26,069	0.9%		$25,824	10.5%	$23,371
Percentage of net sales	6.2%			5.8%		5.7%
Pension plan settlement loss	$2,539	N/M		$-	-	$-
Restructuring charges, net	115	(67.0%	)	349	(72.0%)	1,247
Acquisition costs	-	-		-	(100.0%)	612
Other expense (income), net	183	N/M		(1,113)	N/M	(1,907)
Interest expense	158	(50.6%	)	320	27.0%	252
Interest income	(166)	N/M		(11)	10.0%	(10)
Effective income tax rate	33.8%			34.1%		34.0%
Net earnings	$37,245	71.6%		$21,710	30.5%	$16,641

"N/M" = not meaningful

2016 Compared with 2015

Net Sales

Net sales decreased 6.5% to $418.5 million in 2016 from $447.5 million in 2015 as a 2.6% increase in shipments was offset by an 8.8% reduction in average selling prices. Shipments for the prior year benefited from an extra week based on our fiscal calendar. On a pro forma basis adjusting both years to reflect the same 52-week period as 2016, the year-over-year shipment increase was 4.8%. The increase in shipments was primarily due to improved market conditions and increased demand for our products relative to the prior year. The decrease in average selling prices was driven by competitive pricing pressures.

Gross Profit

Gross profit increased 46.0% to $85.2 million, or 20.4% of net sales, in 2016 from $58.3 million, or 13.0% of net sales, in 2015. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($22.3 million), lower unit conversion costs ($2.3 million) and the increase in shipments ($1.6 million). The increase in spreads was driven by lower raw material costs ($62.4 million) and freight expense ($0.5 million) partially offset by lower average selling prices ($40.6 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 0.9% to $26.1 million, or 6.2% of net sales, in 2016 from $25.8 million, or 5.8% of net sales, in 2015 primarily due to higher compensation expense ($1.8 million) which was partially offset by lower employee benefit ($657,000), bad debt ($250,000) and legal expense ($114,000), together with the relative year-over-year change in the cash surrender value of life insurance policies ($441,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year. The decrease in employee benefit costs was primarily related to a reduction in high-dollar health insurance claims. The decrease in bad debt expense was due to favorable collections experience. The cash surrender value of life insurance policies increased $480,000 in the current year period compared with $39,000 in the prior year period due to the changes in the value of the underlying investments.

Pension Plan Settlement Loss

A pension plan settlement loss of $2.5 million was incurred in 2016 related to the termination of the Delaware Plan.

Restructuring Charges, Net

Net restructuring charges of $115,000 were incurred in 2016 related to the consolidation of our PC strand facilities, including equipment relocation costs ($186,000), facility closure costs ($89,000) and impairment charges related to the decommissioning of equipment ($20,000) partially offset by a gain on the sale of equipment previously associated with the Newnan, Georgia PC strand facility ($180,000). Net restructuring charges of $349,000 were incurred in 2015 related to the closure of the Newnan facility, which included facility closure costs ($547,000), impairment charges related to the decommissioning of equipment ($543,000), equipment relocation costs ($79,000) and employee separation costs ($75,000). These charges were partially offset by an $895,000 gain on the sale of the real estate and certain of the equipment associated with the Newnan facility.

Other Expense (Income)

Other expense for 2016 was $0.2 million compared with other income of $1.1 million in 2015. The other income for 2015 was primarily related to a $1.7 million net gain from insurance proceeds attributable to the replacement of property and equipment damaged in the fire at our Gallatin, Tennessee PC strand facility in 2014, partially offset by a $0.7 million charge related to the settlement of a customer dispute.

Interest Expense

Interest expense decreased 50.6% to $158,000 in 2016 from $320,000 in 2015 primarily due to borrowings on our revolving credit facility during the prior year.

Income Taxes

Our effective income tax rate for 2016 decreased slightly to 33.8% from 34.1% in 2015 due to changes in permanent book versus tax differences.

Net Earnings

Net earnings increased to $37.2 million ($1.95 per diluted share) in 2016 from $21.7 million ($1.15 per diluted share) in 2015 primarily due to the increase in gross profit partially offset by higher SG&A expense and the pension settlement loss.

2015 Compared with 2014

Net Sales

Net sales increased 9.4% to $447.5 million in 2015 from $409.0 million in 2014 as a 10.0% increase in shipments was partially offset by a 0.5% reduction in average selling prices from the prior year levels. The increase in shipments was primarily driven by the additional business provided by the ASW Acquisition and the extra week in 2015 based on our fiscal calendar. On a pro forma basis adjusting both years to reflect the same 52-week period as 2014, the year-over-year shipment increase was 7.7%.

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

Selling, General and Administrative Expense

SG&A expense increased 10.5% to $25.8 million, or 5.8% of net sales, in 2015 from $23.4 million, or 5.7% of net sales, in 2014 primarily due to higher compensation expense ($650,000), amortization expense associated with intangible assets ($619,000) and employee benefit costs ($435,000) together with the relative year-over-year change in the cash surrender value of life insurance policies ($474,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in 2015. The increase in amortization expense was primarily associated with the intangible assets that were acquired in connection with the ASW Acquisition. The increase in employee benefit costs was primarily due to higher employee health insurance and supplemental retirement plan expense. The cash surrender value of life insurance policies increased $39,000 in the current year period compared with $513,000 in the prior year period due to the changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $349,000 were incurred in 2015 compared with $1.2 million in 2014. The net restructuring charges for 2015 were related to the closure of the Newnan, Georgia PC strand facility that was acquired through the ASW Acquisition, including $547,000 for facility closure costs, $543,000 for impairment charges related to the decommissioning of equipment, $79,000 for equipment relocation costs and $75,000 for employee separation costs. These charges were partially offset by an $895,000 gain on the sale of the real estate and certain of the equipment associated with the Newnan facility. The net restructuring charges for 2014 were for employee separation costs associated with staffing reductions that were implemented in connection with the ASW Acquisition.

Acquisition Costs

Acquisition costs of $0.6 million were incurred in 2014 for legal, accounting and other professional fees related to the ASW Acquisition, which were expensed as required under the provisions of ASC Topic 805, Business Combinations.

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

Interest Expense

Interest expense increased 27.0% to $320,000 in 2015 from $252,000 in 2014 primarily due to higher average borrowings on our revolving credit facility during 2015.

Income Taxes

Our effective income tax rate for 2015 was essentially unchanged at 34.1% compared with 34.0% in 2014.

Net Earnings

Net earnings increased to $21.7 million ($1.15 per diluted share) in 2015 from $16.6 million ($0.89 per diluted share) in 2014 primarily due to the increase in gross profit partially offset by higher SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	October 1,	October 3,	September 27,
	2016	2015	2014
Net cash provided by operating activities	$54,536	$35,774	$29,232
Net cash used for investing activities	(12,972)	(3,039)	(40,375)
Net cash used for financing activities	(15,949)	(2,527)	(1,247)

Cash and cash equivalents	58,873	33,258	3,050
Net working capital	126,704	105,532	79,407
Total debt	-	-	-
Percentage of total capital	-	-	-
Shareholders' equity	$224,566	$200,215	$178,883
Percentage of total capital	100%	100%	100%
Total capital (total debt + shareholders' equity)	$224,566	$200,215	$178,883

Operating Activities

Operating activities provided $54.5 million of cash in 2016 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $3.2 million of cash due to a $9.0 million increase in accounts payable and accrued expenses partially offset by a $5.2 million increase in inventories and a $0.6 million increase in accounts receivable. The increases in accounts payable and accrued expenses and inventories were largely related to higher raw material purchases near the end of the period. The increase in accounts receivable was primarily due to an increase in days sales outstanding partially offset by lower selling prices.

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

Investing Activities

Investing activities used $13.0 million of cash in 2016, $3.0 million in 2015 and $40.4 million in 2014. In 2016, $13.0 million of cash was used for capital expenditures. In 2015, $7.2 million of cash was used for capital expenditures and $1.5 million for the acquisition of an intangible asset from a competitor, which was partially offset by $3.5 million of proceeds from the sale of the real estate and certain of the equipment associated with the Newnan facility, $1.7 million of insurance proceeds related to the Gallatin fire and $0.5 million of post-closing adjustments associated with the ASW Acquisition. In 2014, $33.9 million of cash was used to fund the ASW Acquisition and $9.0 million for capital expenditures (including $4.5 million to replace property and equipment damaged in the fire at the Gallatin facility), which was partially offset by $2.7 million of insurance proceeds related to the Gallatin fire. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $15.9 million of cash in 2016, $2.5 million in 2015 and $1.2 million in 2014. In 2016, $20.9 million of cash was used for dividend payments (including a special cash dividend of $18.6 million, or $1.00 per share, and regular cash dividends totaling $2.3 million), which was partially offset by $5.1 million of proceeds from the exercise of stock options. In 2015, $2.2 million of cash was used for dividend payments and $0.2 million for financing costs that were incurred in connection with the amendment of our revolving credit facility. In 2014, $2.2 million of cash was used for dividend payments, which was partially offset by $1.1 million of proceeds from the exercise of stock options.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 1, 2016, no borrowings were outstanding on the Credit Facility, $83.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million (see Note 8 to the consolidated financial statements). As of October 3, 2015, there were no borrowings outstanding on the Credit Facility.

We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, cash generated by operating activities and the borrowing availability provided under the Credit Facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We also expect to have access to the amounts available under our Credit Facility as required. However, should we experience future reductions in our operating cash flows due to weakening conditions in our construction end-markets and reduced demand from our customers, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs.

During the second half of 2016, wire rod prices escalated over most of the period due to increasing scrap costs for wire rod producers which we were generally able to recover through price increases for our products. During 2015 and through the first half of 2016, wire rod prices declined through most of the period due to reductions in scrap costs for wire rod producers which favorably impacted our margins after the higher cost inventory we had purchased in earlier periods was consumed. During 2014, wire rod prices fluctuated within a narrower range, and inflation did not have a material impact on our sales or earnings. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at October 1, 2016 are as follows:

Payments Due by Period

(In thousands)

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Contractual obligations:
Raw material purchase commitments(1)	$26,805	$26,805	$-	$-	$-
Supplemental employee retirement plan obligations	20,938	290	680	482	19,486
Operating leases	2,416	1,364	1,002	50	-
Trade letters of credit	1,766	1,766	-	-	-
Commitment fee on unused portion of credit facility	1,149	313	626	210	-
Other unconditional purchase obligations(2)	11,638	11,638	-	-	-
Total	$64,712	$42,176	$2,308	$742	$19,486

(1)Non-cancelable purchase commitments for raw materials.

(2)Contractual commitments for capital expenditures.

Outlook

As we look ahead to 2017, the recent macro indicators for our construction end-markets have been mixed and it is unclear whether the softening in shipments we experienced during the latter part of the year will persist. Customer sentiment for the coming year remains positive and we expect to benefit from the higher degree of funding certainty provided by the FAST Act together with increased infrastructure spending at the state and local level.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the realization of additional operating synergies associated with the ASW Acquisition and the related reconfiguration of our PC strand operations following the anticipated completion of the expansion of our Houston plant by the end of the first quarter of fiscal 2017. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash flows and earnings are subject to fluctuations resulting from changes in commodity prices, interest rates and foreign exchange rates. We manage our exposure to these market risks through internally established policies and procedures and, when appropriate, through the use of derivative financial instruments. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe we can modify or adapt our hedging strategies as necessary.

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2016 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $21.7 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of October 1, 2016, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 1, 2016. During 2016, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(b) Supplementary Data

Selected quarterly financial data for 2016 and 2015 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except per share and price data)

	Quarter Ended
	January 2	April 2	July 2	October 1
2016
Operating results:
Net sales	$92,391	$107,414	$115,629	$103,113
Gross profit	16,423	18,615	27,547	22,603
Net earnings	6,708	7,152	13,531	9,854
Net earnings per share:
Basic	0.36	0.38	0.72	0.52
Diluted	0.36	0.38	0.71	0.51

	Quarter Ended
	December 27	March 28	June 27	October 3
2015
Operating results:
Net sales	$110,628	$101,767	$117,016	$118,093
Gross profit	12,043	8,702	15,694	21,894
Net earnings	4,150	2,544	5,392	9,624
Net earnings per share:
Basic	0.23	0.14	0.29	0.52
Diluted	0.22	0.14	0.29	0.51

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	October 1,	October 3,	September 27,
	2016	2015	2014
Net sales	$418,547	$447,504	$408,978
Cost of sales	333,359	389,171	360,205
Gross profit	85,188	58,333	48,773
Selling, general and administrative expense	26,069	25,824	23,371
Pension plan settlement loss	2,539	-	-
Restructuring charges, net	115	349	1,247
Acquisition costs	-	-	612
Other expense (income), net	183	(1,113)	(1,907)
Interest expense	158	320	252
Interest income	(166)	(11)	(10)
Earnings before income taxes	56,290	32,964	25,208
Income taxes	19,045	11,254	8,567
Net earnings	$37,245	$21,710	$16,641

Net earnings per share:
Basic	$1.99	$1.18	$0.91
Diluted	1.95	1.15	0.89

Cash dividends declared	1.12	0.12	0.12

Weighted average shares outstanding:
Basic	18,754	18,418	18,257
Diluted	19,055	18,803	18,665

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	October 1,	October 3,	September 27,
	2016	2015	2014

Net earnings	$37,245	$21,710	$16,641

Pension plan settlement, net of income taxes of ($733)	1,197	-	-
Adjustment to defined benefit plan liability, net of income taxes of $363, $218 and $140	(592)	(356)	(228)
Other comprehensive income (loss)	605	(356)	(228)

Comprehensive income	$37,850	$21,354	$16,413

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 1,	October 3,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$58,873	$33,258
Accounts receivable, net	47,389	46,782
Inventories	71,186	66,009
Other current assets	3,039	5,309
Total current assets	180,487	151,358
Property, plant and equipment, net	88,193	84,178
Intangibles, net	9,063	10,220
Goodwill	6,965	6,965
Other assets	8,184	7,518
Total assets	$292,892	$260,239

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$42,759	$32,182
Accrued expenses	11,024	13,644
Total current liabilities	53,783	45,826
Other liabilities	14,543	14,198
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	-	-
Common stock, $1 stated value
Authorized shares: 50,000
Issued and outstanding shares: 2016, 18,976; 2015, 18,466	18,976	18,466
Additional paid-in capital	67,817	60,967
Retained earnings	139,314	122,928
Accumulated other comprehensive loss	(1,541)	(2,146)
Total shareholders’ equity	224,566	200,215
Total liabilities and shareholders’ equity	$292,892	$260,239

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at September 28, 2013	18,185	$18,185	$55,452	$88,981	$(1,562)	$161,056
Net earnings				16,641		16,641
Other comprehensive loss(1)					(228)	(228)
Stock options exercised	129	129	1,000			1,129
Vesting of restricted stock units	63	63	(63)			-
Compensation expense associated with stock-based plans			2,661			2,661
Excess tax benefits from stock-based compensation			575			575
Restricted stock units and stock options surrendered for withholding taxes payable			(758)			(758)
Cash dividends declared				(2,193)		(2,193)
Balance at September 27, 2014	18,377	18,377	58,867	103,429	(1,790)	178,883
Net earnings				21,710		21,710
Other comprehensive loss(1)					(356)	(356)
Stock options exercised	24	24	176			200
Vesting of restricted stock units	65	65	(65)			-
Compensation expense associated with stock-based plans			2,298			2,298
Excess tax benefits from stock-based compensation			169			169
Restricted stock units and stock options surrendered for withholding taxes payable			(478)			(478)
Cash dividends declared				(2,211)		(2,211)
Balance at October 3, 2015	18,466	18,466	60,967	122,928	(2,146)	200,215
Net earnings				37,245		37,245
Other comprehensive income(1)					605	605
Stock options exercised	463	463	4,602			5,065
Vesting of restricted stock units	47	47	(47)			-
Compensation expense associated with stock-based plans			2,439			2,439
Excess tax benefits from stock-based compensation			1,717			1,717
Restricted stock units and stock options surrendered for withholding taxes payable			(1,861)			(1,861)
Cash dividends declared				(20,859)		(20,859)
Balance at October 1, 2016	18,976	$18,976	$67,817	$139,314	$(1,541)	$224,566

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2014 $140, 2015 $218 and 2016 ($370).

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 1,	October 3,	September 27,
	2016	2015	2014
Cash Flows From Operating Activities:
Net earnings	$37,245	$21,710	$16,641
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	11,544	11,934	10,274
Amortization of capitalized financing costs	65	89	102
Stock-based compensation expense	2,439	2,298	2,661
Deferred income taxes	536	333	41
Pension plan settlement loss, net of cash contributed	620	-	-
Asset impairment charges	20	543	-
Excess tax benefits from stock-based compensation	(1,717)	(169)	(575)
Loss (gain) on sale and disposition of property, plant and equipment	61	(2,652)	(1,629)
Increase in cash surrender value of life insurance policies over premiums paid	(480)	(39)	(512)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(607)	4,266	(2,084)
Inventories	(5,177)	15,890	(16,814)
Accounts payable and accrued expenses	9,009	(17,861)	21,333
Other changes	978	(568)	(206)
Total adjustments	17,291	14,064	12,591
Net cash provided by operating activities	54,536	35,774	29,232

Cash Flows From Investing Activities:
Capital expenditures	(12,977)	(7,153)	(8,955)
Acquisition of intangible asset	-	(1,460)	-
Acquisition of business	-	480	(33,943)
Proceeds from sale of assets held for sale	180	3,537	-
Proceeds from fire loss insurance	-	1,713	2,732
Proceeds from sale of property, plant and equipment	60	132	1
Proceeds from surrender of life insurance policies	140	40	205
Increase in cash surrender value of life insurance policies	(375)	(328)	(415)
Net cash used for investing activities	(12,972)	(3,039)	(40,375)

Cash Flows From Financing Activities:
Proceeds from long-term debt	328	60,978	19,215
Principal payments on long-term debt	(328)	(60,978)	(19,215)
Cash dividends paid	(20,859)	(2,211)	(2,193)
Cash received from exercise of stock options	5,065	200	1,129
Excess tax benefits from stock-based compensation	1,717	169	575
Payment of employee tax withholdings related to net share transactions	(1,861)	(478)	(758)
Financing costs	(11)	(207)	-
Net cash used for financing activities	(15,949)	(2,527)	(1,247)

Net increase (decrease) in cash and cash equivalents	25,615	30,208	(12,390)
Cash and cash equivalents at beginning of period	33,258	3,050	15,440
Cash and cash equivalents at end of period	$58,873	$33,258	$3,050

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$143	$30
Income taxes, net	19,184	7,805	7,889
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,746	570	680
Restricted stock units and stock options surrendered for withholding taxes payable	1,861	478	758
Post-closing purchase price adjustment for business acquired	-	-	45

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 1, 2016, OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

(1) Description of Business

Insteel Industries, Inc. (“we,” “us,” “our,” “Insteel” or “the Company”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. Our products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors, rebar fabricators and contractors. We sell our products nationwide across the U.S. and, to a much lesser extent, into Canada, Mexico, and Central and South America.

On August 15, 2014, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW”) (see Note 4 to the consolidated financial statements).

We have evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions during this period that required additional recognition or disclosure in our financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2016 and 2014 were 52-week periods and fiscal year 2015 was a 53-week period. All references to years relate to fiscal years rather than calendar years.

Principles of consolidation. The consolidated financial statements include the accounts of Insteel and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.” and such accounting principles, “GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There is no assurance that actual results will not differ from these estimates.

Cash equivalents. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of credit risk. Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We are exposed to credit risk in the event of default by institutions in which our cash and cash equivalents are held and by customers to the extent of the amounts recorded on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities.

The majority of our accounts receivable are due from customers that are located in the U.S., and are generally not secured by collateral depending upon the creditworthiness of the account. We provide an allowance for doubtful accounts based upon our assessment of the credit risk of specific customers, historical trends and other information. We write off accounts receivable when they become uncollectible. There is no disproportionate concentration of credit risk.

Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. We determine the fair value of stock options issued by using a Monte Carlo valuation model at the grant date, which considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

Revenue recognition. We recognize revenue from product sales when products are shipped and risk of loss and title has passed to the customer. Sales taxes collected from customers are excluded from revenues and recorded on a net basis.

Shipping and handling costs. We include all of the outbound freight, shipping and handling costs associated with the shipment of products to customers in cost of sales. Any amounts paid by customers to us for shipping and handling are recorded in net sales on the consolidated statements of operations.

Inventories. Inventories are valued at the lower of weighted average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost). The valuation of inventory includes the costs for material, labor and manufacturing overhead.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 5 - 15 years. Depreciation expense was approximately $10.4 million in 2016, $10.9 million in 2015 and $9.8 million in 2014 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statements of operations. No interest costs were capitalized in 2016, 2015 and 2014.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2016. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Other assets. Other assets consist principally of capitalized financing costs and the cash surrender value of life insurance policies. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the term of the related credit agreement, and reflected in interest expense in the consolidated statements of operations.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how and non-competition agreements that are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values.

During 2016 and 2015, we recorded $20,000 and $0.3 million, respectively, of impairment charges related to long-lived assets resulting from the consolidation of our PC strand operations with the closure of the Newnan, Georgia facility (see Note 5 to the consolidated financial statements). There were no impairment losses in 2014

Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.

Income taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. We assess the need to establish a valuation allowance against deferred tax assets to the extent we no longer believe it is more likely than not that the tax assets will be fully realized.

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

(3) Recent Accounting Pronouncements

Future Adoptions

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15 “Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing differences in the presentation of these items. The amendments in ASU No. 2016-15 are to be adopted retrospectively and will become effective for us in the first quarter of fiscal 2019. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation – Stock Compensation Topic 718: Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 will become effective for us in the first quarter of fiscal 2018. We are evaluating the future effects of the adoption of this update on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which will replace the guidance in ASC Topic 840. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. ASU No. 2016-02 will become effective for us in the first quarter of fiscal 2020. We are evaluating the potential effects of the adoption of this update on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory,” which requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 will become effective for us in the first quarter of fiscal 2018. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which will replace nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of fiscal 2019. We are continuing to evaluate the potential effects of the adoption of this update on our consolidated financial statements and have not yet selected a transition method.

(4) Business Combination

On August 15, 2014, we purchased substantially all of the assets associated with the PC strand business of ASW for a final adjusted purchase price of $33.5 million, net of post-closing adjustments of $480,000 (the “ASW Acquisition”).

ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia. We acquired, among other assets, the accounts receivable and inventories related to ASW’s PC strand business, the production equipment at its facilities in Houston and Newnan, and its facility in Newnan. We also entered into an agreement with ASW to lease the Houston facility with an option to purchase it in the future. In addition, we assumed certain of ASW’s accounts payable and accrued liabilities related to its PC strand business.

Following is a summary of our final allocation of the adjusted purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the ASW Acquisition:

(In thousands)
Assets acquired:
Accounts receivable	$7,854
Inventories	6,292
Other current assets	786
Property, plant and equipment	8,638
Intangibles	8,530
Total assets acquired	$32,100

Liabilities assumed:
Accounts payable	$3,240
Accrued expenses	2,362
Total liabilities assumed	5,602
Net assets acquired	26,498
Purchase price	33,463
Goodwill	$6,965

In connection with the ASW Acquisition, we acquired intangible assets consisting of customer relationships, developed technology and know-how, and a non-competition agreement. The ASW Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Under the provisions of ASC Topic 805, acquisition and integration costs are not included as components of consideration transferred, but are recorded as expenses in the period in which such costs are incurred (See Note 5 to the consolidated financial statements).

Following the ASW Acquisition, net sales of the ASW facilities in 2014 were approximately $7.3 million. The actual amount of net sales specifically attributable to the ASW Acquisition, however, cannot be quantified due to the actions that we took to integrate ASW’s facilities with our existing operations, which involved the reassignment of business across locations. We have determined that the presentation of ASW’s earnings for 2014 is impractical due to the integration of ASW’s facilities with our existing operations following the ASW Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the ASW Acquisition occurred at the beginning of 2013. The pro forma information reflects certain adjustments related to the ASW Acquisition, including adjusted amortization and depreciation expense based on the fair value of the assets acquired, interest expense related to the borrowings on our revolving credit facility and an appropriate adjustment for the acquisition-related costs. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the ASW Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent or be indicative of the actual results of operations of the combined company that may have been achieved had the ASW Acquisition occurred at the beginning of 2013, nor is it intended to represent or be indicative of future results of operations. The pro forma combined results of operations for the comparative prior year period are as follows:

(In thousands)	Year Ended September 27, 2014
Net sales	$469,079
Earnings before income taxes	27,225
Net earnings	18,928

(5) Restructuring Charges and Acquisition Costs

Restructuring charges. Subsequent to the ASW Acquisition, in 2014, we incurred employee separation costs for staffing reductions associated with the acquisition. In February 2015, we elected to consolidate our PC strand operations with the closure of the Newnan, Georgia facility that had been acquired through the ASW Acquisition, which was completed in March 2015.

Following is a summary of the restructuring activities and associated costs that were incurred during 2016, 2015 and 2014:

(In thousands)	Asset Impairment Charges	Equipment Relocation Costs	Severance and Other Employee Separation Costs	Facility Closure Costs	Gain on Sale of Property and Equipment	Total
2016
Liability as of October 3, 2015	$-	$-	$735	$-	$-	$735
Restructuring charges (recoveries)	20	186	-	89	(180)	115
Cash payments	-	(155)	(496)	(89)	-	(740)
Non-cash charges	(20)	-	-	-	180	160
Liability as of October 1, 2016	$-	$31	$239	$-	$-	$270

2015
Liability as of September 27, 2014	$-	$-	$1,208	$-	$-	$1,208
Restructuring charges (recoveries)	543	79	75	547	(895)	349
Cash payments	-	(79)	(548)	(547)	-	(1,174)
Non-cash charges	(543)	-	-	-	895	352
Liability as of October 3, 2015	$-	$-	$735	$-	$-	$735

2014
Restructuring charges	$-	$-	$1,247	$-	$-	$1,247
Cash payments	-	-	(39)	-	-	(39)
Liability as of September 27, 2014	$-	$-	$1,208	$-	$-	$1,208

As of October 1, 2016, we recorded restructuring liabilities amounting to $0.3 million on our consolidated balance sheet, including $0.1 million in accounts payable and $0.2 million in accrued expenses. As of October 3, 2015, we recorded restructuring liabilities amounting to $0.7 million on our consolidated balance sheet, including $0.5 million in accrued expenses and $0.2 million in other liabilities. We do not currently expect to incur any significant restructuring charges during 2017.

Acquisition costs. During 2014, we recorded $0.6 million of acquisition-related costs associated with the ASW Acquisition for legal, accounting and other professional fees.

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

As of October 1, 2016 and October 3, 2015, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Year ended October 1, 2016:
Current assets:
Cash equivalents	$58,846	$58,846	$-
Other assets:
Cash surrender value of life insurance policies	7,909	-	7,909
Total	$66,755	$58,846	$7,909

Year ended October 3, 2015:
Current assets:
Cash equivalents	$32,843	$32,843	$-
Other assets:
Cash surrender value of life insurance policies	7,194	-	7,194
Total	$40,037	$32,843	$7,194

Cash equivalents, which include all highly liquid investments with original maturities of three months or less, are classified as Level 1 of the fair value hierarchy. The carrying amount of our cash equivalents, which consist of investments in money market funds, approximates fair value due to their short maturities. Cash surrender value of life insurance policies are classified as Level 2. The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value we would receive upon surrender of these policies as of the reporting date.

As of October 1, 2016 and October 3, 2015, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from ASW at fair value (see Note 4 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted-Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Year ended October 1, 2016:
Customer relationships	20.0	$6,500	$(693)	$5,807
Developed technology and know-how	20.0	1,800	(192)	1,608
Non-competition agreements	4.8	3,577	(1,929)	1,648
		$11,877	$(2,814)	$9,063

Year ended October 3, 2015:
Customer relationships	20.0	$6,500	$(369)	$6,131
Developed technology and know-how	20.0	1,800	(102)	1,698
Non-competition agreements	4.8	3,577	(1,186)	2,391
		$11,877	$(1,657)	$10,220

Amortization expense for intangibles was $1.2 million in 2016, $1.1 million in 2015 and $438,000 in 2014. Amortization expense for the next five years, assuming no change in the estimated useful lives of identified intangible assets, is $1.1 million in 2017, $918,000 in 2018, $705,000 in 2019, $537,000 in 2020 and $414,000 in 2021.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 1, 2016, no borrowings were outstanding on the Credit Facility, $83.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million. As of October 3, 2015, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of October 1, 2016, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of October 1, 2016, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $65,000 in 2016, $89,000 in 2015 and $102,000 in 2014. Accumulated amortization of capitalized financing costs was $4.5 million as of October 1, 2016 and October 3, 2015. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2017	$65
2018	65
2019	65
2020	41
2021	-

(9) Stock-Based Compensation

Under the our equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of October 1, 2016, there were 558,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options is as follows:

	Year Ended
(In thousands)	October 1, 2016	October 3, 2015	September 27, 2014
Stock options:
Compensation expense	$988	$1,007	$1,139

The remaining unrecognized compensation cost related to unvested options at October 1, 2016 was $344,000, which is expected to be recognized over a weighted average period of 1.51 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2016, 2015 and 2014 were $9.92, $7.10 and $7.00 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Expected term (in years)	5.45	5.72	5.08
Risk-free interest rate	1.30%	2.18%	0.38%
Expected volatility	39.00%	37.99%	39.57%
Expected dividend yield	0.48%	0.61%	0.60%

The assumptions utilized in the Monte Carlo valuation model are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The expected term for options was based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on our stock. The dividend yield was calculated based on our annual dividend as of the option grant date.

The following table summarizes stock option activity:

		Exercise Price				Contractual Term -	Aggregate
		Per Share				Weighted	Intrinsic
(Share amounts in thousands)	Options Outstanding	Range			Weighted Average	Average (in years)	Value (in thousands)
Outstanding at September 28, 2013	918	$5.43	-	$20.27	$12.65
Granted	136	19.08	-	20.50	19.80
Exercised	(183)	5.43	-	20.27	10.42		$1,789
Outstanding at September 27, 2014	871	6.89	-	20.50	14.23
Granted	134	18.05	-	21.96	19.89
Exercised	(27)	6.89	-	11.15	9.17		328
Forfeited	(55)	9.16	-	21.96	15.37
Outstanding at October 3, 2015	923	7.55	-	21.96	15.14
Granted	99	23.95	-	34.49	28.47
Exercised	(651)	7.55	-	21.96	13.93		8,718
Outstanding at October 1, 2016	371	9.16	-	34.49	20.81	7.98	5,722

Vested and anticipated to vest in future at October 1, 2016	365				20.78	7.96	5,647

Exercisable at October 1, 2016	142				16.41	6.56	2,826

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU grants and compensation expense are as follows:

	Year Ended
(In thousands)	October 1, 2016	October 3, 2015	September 27, 2014
Restricted stock unit grants:
Units	57	62	64
Market value	$1,516	$1,253	$1,252
Compensation expense	1,451	1,291	1,522

The remaining unrecognized compensation cost related to unvested RSUs on October 1, 2016 was $584,000 which is expected to be recognized over a weighted average period of 1.79 years.

The following table summarizes RSU activity:

(Unit amounts in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, September 28, 2013	221	$13.20
Granted	64	19.61
Released	(88)	12.33
Balance, September 27, 2014	197	15.68
Granted	62	20.33
Forfeited	(13)	17.52
Released	(89)	12.86
Balance, October 3, 2015	157	18.96
Granted	57	26.57
Forfeited	(2)	23.95
Released	(67)	17.95
Balance, October 1, 2016	145	22.35

 (10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
(Dollars in thousands)	October 1, 2016	October 3, 2015	September 27, 2014
Provision for income taxes:
Current:
Federal	$17,075	$10,149	$8,196
State	1,434	772	330
	18,509	10,921	8,526
Deferred:
Federal	396	222	(323)
State	140	111	364
	536	333	41

Income taxes	$19,045	$11,254	$8,567

Effective income tax rate	33.8%	34.1%	34.0%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	October 1, 2016		October 3, 2015		September 27, 2014
Provision for income taxes at federal statutory rate	$19,701	35.0%	$11,537	35.0%	$8,823	35.0%
Qualified production activities deduction	(1,596)	(2.8)	(1,005)	(3.0)	(755)	(3.0)
Valuation allowance	(213)	(0.4)	(55)	(0.2)	(183)	(0.7)
State income taxes, net of federal tax benefit	1,093	1.9	612	1.9	577	2.3
Other, net	60	0.1	165	0.4	105	0.4
Provision for income taxes	$19,045	33.8%	$11,254	34.1%	$8,567	34.0%

The components of deferred tax assets and liabilities are as follows:

	October 1,	October 3,
(In thousands)	2016	2015
Deferred tax assets:
Defined benefit plans	$3,497	$3,755
Accrued expenses and asset reserves	2,942	2,596
Stock-based compensation	1,652	2,054
State net operating loss carryforwards and tax credits	354	658
Goodwill, amortizable for tax purposes	277	559
Valuation allowance	(280)	(492)
Deferred tax assets	8,442	9,130

Deferred tax liabilities:
Plant and equipment	(12,915)	(12,285)
Prepaid insurance and other reserves	(999)	(1,410)
Deferred tax liabilities	(13,914)	(13,695)
Net deferred tax liability	$(5,472)	$(4,565)

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” to simplify the presentation of deferred income taxes. Under this update, all deferred tax assets and liabilities, along with any related valuation allowance, are required to be classified as noncurrent on the balance sheet. Effective January 2, 2016, we early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of our current deferred tax asset as a non-current deferred tax liability on our consolidated balance sheet. No prior periods were retrospectively adjusted.

As of October 1, 2016, we recorded a non-current deferred tax liability (net of valuation allowance) of $5.5 million in other liabilities on our consolidated balance sheet. As of October 3, 2015, we recorded a current deferred tax asset (net of valuation allowance) of $1.5 million on our consolidated balance sheet in other current assets and a non-current deferred tax liability (net of valuation allowance) of $6.1 million in other liabilities. We have $7.5 million of state operating loss carryforwards that begin to expire in 2017, but principally expire between 2017 and 2031. We have also recorded deferred tax assets for various state tax credits of $87,000, which will begin to expire in 2018 and principally expire between 2018 and 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a valuation allowance against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully utilized. As of October 1, 2016, we had recorded a valuation allowance of $280,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state net operating loss carryforwards against which an allowance had previously been provided or determine that such utilization is more likely than not. The $212,000 decrease in the valuation allowance during 2016 is primarily due to the utilization of state tax credits for which an allowance had been previously recorded.

As of October 1, 2016, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2016, 2015 and 2014.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2011 remain subject to examination.

(11) Employee Benefit Plans

Retirement plans. We had one defined benefit pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”). The Delaware Plan provided benefits for eligible employees based primarily upon years of service and compensation levels. The Delaware Plan was frozen effective September 30, 2008 whereby participants no longer earned additional benefits.

During the second quarter of 2016, we notified plan participants of our intent to terminate the Delaware Plan effective May 1, 2016. During September 2016, the Delaware Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. As of October 1, 2016, there were no remaining plan assets. We made contributions totaling $1.9 million, $234,000 and $240,000 to the Delaware Plan during 2016, 2015 and 2014, respectively.

As a result of the pension termination, unrecognized losses, which previously were recorded in accumulated other comprehensive loss on our consolidated balance sheets, were recognized as expense and the pension plan settlement loss of $2.5 million was recorded on our consolidated statements of operations for the year ended October 1, 2016.

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized in our consolidated balance sheets for the Delaware Plan is as follows:

	Year Ended
	October 1,	October 3,	September 27,
(In thousands)	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$3,463	$3,078	$2,973
Interest cost	147	130	137
Actuarial loss	324	514	174
Plan settlement	290	-	-
Distributions	(4,224)	(259)	(206)
Benefit obligation at end of year	$-	$3,463	$3,078

Change in plan assets:
Fair value of plan assets at beginning of year	$2,201	$2,253	$2,045
Actual return on plan assets	104	(27)	178
Employer contributions	1,919	234	240
Plan settlement	(4,003)	-	-
Distributions	(221)	(259)	(210)
Fair value of plan assets at end of year	$-	$2,201	$2,253

Reconciliation of funded status to net amount recognized:
Funded status	$-	$(1,263)	$(825)
Net amount recognized	$-	$(1,263)	$(825)

Amounts recognized on the consolidated balance sheet:
Accrued benefit liability	$-	$(1,263)	$(825)
Accumulated other comprehensive loss (net of tax)	-	1,197	782
Net amount recognized	$-	$(66)	$(43)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$-	$1,930	$1,261
Net amount recognized	$-	$1,930	$1,261

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	$685	$723	$165
Amortization of net loss	(76)	(53)	(43)
Settlement loss	(2,539)	-	-
Total recognized in other comprehensive income (loss)	$(1,930)	$670	$122

Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
	October 1,	October 3,	September 27,
(In thousands)	2016	2015	2014
Interest cost	$147	$130	$137
Expected return on plan assets	(175)	(181)	(165)
Settlement loss recognized	2,539	-	-
Amortization of net loss	76	53	43
Net periodic pension cost	$2,587	$2	$15

The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	October 1, 2016	October 3, 2015	September 27, 2014
Assumptions at year-end:
Discount rate	3.75%	4.25%	4.25%
Expected long-term rate of return on assets	N/A	8.00%	8.00%

The assumed discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we reviewed published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the Delaware Plan. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and future expectations of returns for each asset class, as well as the target asset allocation of the Delaware Plan portfolio.

Prior to the termination and settlement of the Delaware Plan the fundamental goal underlying the investment policy was to ensure that its assets were invested in a prudent manner to meet its obligations as such obligations became due. The primary investment objectives included providing a total return that would promote the goal of benefit security by attaining an appropriate ratio of plan assets to plan obligations, diversifying investments across and within asset classes, minimizing the impact of losses in single investments and adhering to investment practices that complied with applicable laws and regulations. The investment strategy for equities emphasized U.S. large cap equities with the portfolio’s performance measured against the S&P 500 index or other applicable indices. The investment strategy for fixed income investments was focused on maintaining an overall portfolio with a minimum credit rating of A-1 as well as a minimum rating of any security at the time of purchase of Baa/BBB by Moody’s or Standard & Poor’s, if rated.

The Delaware Plan had a long-term target asset mix of 60% equities and 40% fixed income. The asset allocations for the Delaware Plan in 2015 and 2014 were as follows:

	Percentage of Plan Assets at Measurement Date
	October 3,	September 27,
	2015	2014
Large-cap equities	37.6%	36.6%
Mid-cap equities	7.7%	7.4%
Small-cap equities	8.2%	8.3%
International equities	8.8%	8.8%
Fixed income securities	37.3%	38.0%
Cash and cash equivalents	0.4%	0.9%

As of October 3, 2015, the Delaware Plan’s assets included equity securities, fixed income securities and cash and cash equivalents, and were required to be measured at fair value. We used a three-tier hierarchy, which prioritizes the inputs used in measuring fair value, defined as follows: Level 1 - observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market data exists, thereby requiring the development of valuation assumptions. The fair values of the Delaware Plan’s assets as of October 3, 2015 were as follows:

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

Supplemental employee retirement plan. We have Retirement Security Agreements (each, a “SERP”) with certain of our employees (each, a “Participant”). Under the SERPs, if the Participant remains in continuous service with us for a period of at least 30 years, we will pay them a supplemental retirement benefit for the 15-year period following their retirement equal to 50% of their highest average annual base salary for five consecutive years in the 10-year period preceding their retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with us, but has completed at least 10 years of continuous service, the amount of their supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that they were employed by us. In 2005, we revised the SERPs to add Participants and increase benefits to existing Participants.

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SERPs in our consolidated balance sheets is as follows:

	Year Ended
(In thousands)	October 1, 2016	October 3, 2015	September 27, 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$7,821	$7,480	$6,938
Service cost	263	287	219
Interest cost	326	323	315
Actuarial loss	1,039	21	298
Distributions	(290)	(290)	(290)
Benefit obligation at end of year	$9,159	$7,821	$7,480

Change in plan assets:
Actual employer contributions	$290	$290	$290
Actual distributions	(290)	(290)	(290)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(9,159)	$(7,821)	$(7,480)
Net amount recognized	$(9,159)	$(7,821)	$(7,480)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$2,485	$1,531	$1,627
Net amount recognized	$2,485	$1,531	$1,627

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	$1,039	$21	$298
Amortization of net loss	(85)	(117)	(52)
Total recognized in other comprehensive income (loss)	$954	$(96)	$246

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
(In thousands)	October 1, 2016	October 3, 2015	September 27, 2014
Service cost	$263	$287	$219
Interest cost	326	323	315
Amortization of net loss	85	117	52
Net periodic pension cost	$674	$727	$586

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2017 is $174,000.

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	October 1, 2016	October 3, 2015	September 27, 2014
Assumptions at year-end:
Discount rate	3.75%	4.25%	4.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The assumed discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the plan. The SERPs expected rate of increase in compensation levels is based on the anticipated increases in annual compensation.

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	In thousands
2017	$290
2018	359
2019	321
2020	241
2021	241
2022- 2026	3,403

As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants we still maintain the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitle them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance policies on the Participants that are purchased and owned by us. The cash benefits paid under these SERPs were $25,000 in 2016, 2015 and 2014. The expense attributable to these SERPs was $26,000 in 2016, $23,000 in 2015 and $16,000 in 2014.

Retirement savings plan. In 1996, we adopted the Retirement Savings Plan of Insteel Industries, Inc. (the “Plan”) to provide retirement benefits and stock ownership for our employees. The Plan is an amendment and restatement of our Employee Stock Ownership Plan. As allowed under Sections 401(a) and 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary deductions for eligible employees.

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. During 2014 to 2016, we matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. Our contributions to the Plan were $1.0 million in 2016 and 2015 and $0.9 million in 2014.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $5.4 million in 2016, $6.3 million in 2015 and $4.6 million in 2014. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(12) Commitments and Contingencies

Insurance recoveries. On January 21, 2014, a fire occurred at our Gallatin, Tennessee PC strand manufacturing facility, damaging a portion of the facility and requiring the temporary curtailment of operations until the necessary repairs were completed. In response, we reassigned a portion of our strand production requirements to our facility located in Sanderson, Florida, which was operating at a reduced utilization level. During the first quarter of 2015, we completed the remainder of the repairs and the Gallatin facility was fully operational.

We maintained general liability, business interruption and replacement cost property insurance coverage on our facilities that was sufficient to cover the losses incurred from the fire. We received $2.0 million and $6.7 million of insurance proceeds in 2015 and 2014, respectively, related to the expenses that were incurred and capital outlays that were required to replace property and equipment damaged in the fire. During 2015, the insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($244,000) and SG&A expense ($69,000) on our consolidated statement of operations. During 2014, the insurance proceeds attributable to the additional expenses were recorded in cost of sales ($3.9 million) and SG&A expense ($147,000) on our consolidated statement of operations. The insurance proceeds attributable to the property and equipment damaged in the fire were reported in cash flows from investing activities and all other insurance proceeds received were reported in cash flows from operating activities on our consolidated statement of cash flows. We reached a final settlement on this claim with our insurance carrier during the third quarter of 2015.

Leases and purchase commitments. We lease a portion of our equipment and our facility in Houston, Texas under operating leases that expire at various dates through 2020. Under most lease agreements, we pay insurance, taxes and maintenance. Rental expense for operating leases was $1.8 million in 2016 and in 2015 and $1.2 million in 2014. As of October 1, 2016, minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2017, $1.4 million; 2018, $742,000; 2019, $260,000; 2020 $50,000 and 2021 and beyond, $0.

As of October 1, 2016, we had $26.8 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $11.6 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in the consolidated financial statements.

Customer dispute. During 2015, we settled a dispute with a customer resulting in a $0.7 million charge that was recorded in other expense on our consolidated statement of operations.

Legal proceedings. We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect the ultimate cost to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Severance and change of control agreements. We have entered into severance agreements with our Chief Executive Officer and Chief Financial Officer that provide them with certain termination benefits in the event their employment with us is terminated without cause. The initial term of each agreement is two years and they automatically renew for successive one year terms unless we or the executive provide notice of termination as specified in the agreement. In the event of termination of the executive’s employment without cause, these agreements provide that they would receive termination benefits equal to one and one-half times their annual base salary in effect on the termination date and the continuation of health and welfare benefits for eighteen months. In addition, all of the executive’s stock options and restricted stock would vest immediately, and outplacement services would be provided.

We have also entered into change in control agreements with key members of management, including our executive officers, which specify the terms of separation in the event that termination of their employment followed a change in control. The initial term of each agreement is two years and they automatically renew for successive one year terms unless we or the executive provide notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment or specify the terms of an executive’s termination should one occur in the absence of a change in control. The compensation payable under the terms of these agreements differs between the Chief Executive Officer and Chief Financial Officer, and the other covered executives. In the event of termination of the Chief Executive Officer or the Chief Financial Officer within two years of a change of control, they would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. In the event of such a termination of the other key members of management, including our other two executive officers, within two years of a change of control, they would receive severance benefits equal to one times base compensation, one times the average bonus for the prior three years and the continuation of health and welfare benefits for one year. In addition, for any covered executive that is terminated within two years of a change of control, all of their stock options and restricted stock would vest immediately, and outplacement services would be provided.

(13) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
(In thousands, except per share amounts)	October 1, 2016	October 3, 2015	September 27, 2014
Net earnings	$37,245	$21,710	$16,641

Basic weighted average shares outstanding	18,754	18,418	18,257
Dilutive effect of stock-based compensation	301	385	408
Diluted weighted average shares outstanding	19,055	18,803	18,665

Net earnings per share:
Basic	$1.99	$1.18	$0.91
Diluted	1.95	1.15	0.89

Options representing 51,000 shares in 2016, 144,000 shares in 2015 and 120,000 shares in 2014 were antidilutive and were not included in the diluted EPS computation.

(14) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

Our net sales and long-lived assets (consisting of net property, plant and equipment, the cash surrender value of life insurance policies, goodwill and intangible assets) by geographic region are as follows:

	Year Ended
	October 1,	October 3,	September 27,
(In thousands)	2016	2015	2014
Net sales:
United States	$416,391	$444,475	$402,675
Foreign	2,156	3,029	6,303
Total	$418,547	$447,504	$408,978

Long-lived assets:
United States	$112,130	$108,557	$114,034
Foreign	-	-	-
Total	$112,130	$108,557	$114,034

Our net sales by product line are as follows:

	Year Ended
	October 1,	October 3,	September 27,
(In thousands)	2016	2015	2014
Net sales:
Welded wire reinforcement	$256,801	$255,219	$255,294
Prestressed concrete strand	161,746	192,285	153,684
Total	$418,547	$447,504	$408,978

There were no customers that accounted for 10% or more of our net sales in 2016, 2015 and 2014.

(15) Related Party Transactions

Sales to a company affiliated with one of our directors amounted to $420,000 in 2016, $361,000 in 2015 and $459,000 in 2014.

 (16) Other Financial Data

Balance sheet information:

(In thousands)	October 1, 2016	October 3, 2015
Accounts receivable, net:
Accounts receivable	$47,680	$47,420
Less allowance for doubtful accounts	(291)	(638)
Total	$47,389	$46,782

Inventories:
Raw materials	$45,032	$38,457
Work in process	2,788	2,968
Finished goods	23,366	24,584
Total	$71,186	$66,009

Other current assets:
Prepaid insurance	$1,805	$2,519
Current deferred tax asset	-	1,492
Other	1,234	1,298
Total	$3,039	$5,309

Other assets:
Cash surrender value of life insurance policies	$7,909	$7,194
Capitalized financing costs, net	170	227
Other	105	97
Total	$8,184	$7,518

Property, plant and equipment, net:
Land and land improvements	$9,619	$9,279
Buildings	43,739	43,016
Machinery and equipment	143,789	142,662
Construction in progress	11,318	1,715
	208,465	196,672
Less accumulated depreciation	(120,272)	(112,494)
Total	$88,193	$84,178

Accrued expenses:
Salaries, wages and related expenses	$6,619	$5,455
Property taxes	1,328	1,507
Customer rebates	1,296	1,760
Sales allowance reserves	577	-
Restructuring liabilities	239	505
Workers' compensation	127	294
Pension plan	-	1,263
Income taxes	-	2,187
Deferred revenues	-	105
Other	838	568
Total	$11,024	$13,644

Other liabilities:
Deferred compensation	$9,071	$7,765
Deferred income taxes	5,472	6,057
Other	-	376
Total	$14,543	$14,198

(17) Rights Agreement

On April 26, 1999, our Board of Directors declared a dividend distribution of one right per share of our outstanding common stock as of May 17, 1999 pursuant to a Rights Agreement, dated as of April 27, 1999. The Rights Agreement also provides that one right will attach to each share of our common stock issued after May 17, 1999. On April 21, 2009, effective April 25, 2009, our Board of Directors amended the Rights Agreement to, among other changes, extend the final expiration date and adjust the purchase price payable upon exercise of a right.

The rights are not currently exercisable but trade with our common stock shares and become exercisable on the distribution date. The distribution date will occur upon the earliest of 10 business days following a public announcement that either a person or group of affiliated or associated persons (an “acquiring person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more (after adjustment for certain derivative transactions) of the outstanding shares of common stock (the “stock acquisition date”), or of a tender offer or exchange offer that would, if consummated, result in an acquiring person beneficially owning 20% or more of such outstanding shares of common stock, subject to certain limitations.

Each right will entitle the holder, other than the acquiring person or group, to purchase one two-hundredths of a share (a “Unit”) of our Series A Junior Participating Preferred Stock (“Preferred Stock”) at a purchase price of $46 per Unit, subject to adjustment as described in the Rights Agreement (the “purchase price”). At the time specified, each holder of a right will have the right to receive in lieu of Preferred Stock, upon exercise and payment of the purchase price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the purchase price or, at the discretion of the Board, upon exercise and without payment of the purchase price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to the difference between the purchase price and the value of the consideration which a person exercising the right and paying the purchase price would receive. Rights that are or (under specified circumstances) were, beneficially owned by any acquiring person will be null and void. The purchase price payable and the number of Units of Preferred Stock or other securities or property issuable upon exercise of the rights are subject to adjustment from time to time. At any time after any person becomes an acquiring person, we may exchange all or part of the rights for shares of common stock at an exchange ratio of one share per right, as appropriately adjusted to reflect any stock dividend, stock split or similar transaction.

In addition, each rights holder, other than an acquiring person, upon exercise of rights will have the right to receive shares of the common stock of the acquiring corporation having a value equal to two times the purchase price for such holder’s rights if we engage in a merger or other business combination where we are not the surviving entity or where we are the surviving entity and all or part of our common stock is exchanged for the stock or other securities of the other company, or if 50% or more of our assets or earning power is sold or transferred.

The rights will expire on April 24, 2019, and may be redeemed by us at any time prior to the distribution date at a price of $0.005 per right.

(18) Product Warranties

Our products are used in applications which are subject to inherent risks including performance deficiencies, personal injury, property damage, environmental contamination or loss of production. We warrant our products to meet certain specifications, and actual or claimed deficiencies from these specifications may give rise to claims. We do not maintain a reserve for warranties as the historical claims have been immaterial. We maintain product liability insurance coverage to minimize our exposure to such risks.

(19) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of October 1, 2016, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during 2016, 2015 and 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 1, 2016 and October 3, 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II, as listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of October 1, 2016 and October 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 1, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 28, 2016 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 28, 2016

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED OCTOBER 1, 2016, OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Balance, beginning of year	$638	$888	$896
Amounts charged to earnings	(244)	5	79
Write-offs, net of recoveries	(103)	(255)	(87)
Balance, end of year	$291	$638	$888

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 1, 2016. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes: (1) maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets; (2) providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) providing reasonable assurance that unauthorized acquisition, use or disposition of assets that could have a material effect on financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance that a misstatement of financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 1, 2016. During the quarter ended October 1, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 1, 2016, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 1, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 1, 2016, and our report dated October 28, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 28, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership – Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on our web site at http://investor.insteel.com/documents.com. To the extent permissible under applicable law (the rules of the SEC or NASDAQ listing standards), we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on our web site any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law (the rules of the SEC or NASDAQ listing standards). Our web site does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Voting Securities” and “Security Ownership” in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 47 of this report.

All other schedules have been omitted because they are either not required or not applicable.

(a)(3) Exhibits

The list of exhibits filed as part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Exhibits

See Exhibit Index on pages 53 and 54.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: October 28, 2016	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 28, 2016 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ GARY L. PECHOTA GARY L. PECHOTA	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ JON M. RUTH JON M. RUTH	Director

/s/ JOSEPH A. RUTKOWSKI JOSEPH A. RUTKOWSKI	Director

EXHIBIT INDEX

to

Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 1, 2016

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

EXHIBIT INDEX

to

Annual Report on Form 10-K of Insteel Industries, Inc. for Year Ended October 1, 2016

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

21.1	List of Subsidiaries of Insteel Industries, Inc. at October 1, 2016.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, filed on October 28, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended October 1, 2016, October 3, 2015 and September 27, 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 1, 2016, October 3, 2015 and September 27, 2014, (iii) the Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended October 1, 2016, October 3, 2015 and September 27, 2014, (v) the Consolidated Statements of Shareholders’ Equity as of October 1, 2016, October 3, 2015 and September 27, 2014 and (vi) the Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.