Form 10-Q
period 2016-12-31
INSTEEL INDUSTRIES INC
filed 2017-01-19
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of January 18, 2017 was 18,985,236.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,	January 2,
	2016	2016

Net sales	$93,888	$92,391
Cost of sales	80,878	75,968
Gross profit	13,010	16,423
Selling, general and administrative expense	6,264	6,335
Restructuring charges (recoveries), net	48	(75)
Other income, net	(10)	(114)
Interest expense	34	41
Interest income	(52)	(18)
Earnings before income taxes	6,726	10,254
Income taxes	2,266	3,546
Net earnings	$4,460	$6,708

Net earnings per share:
Basic	$0.23	$0.36
Diluted	0.23	0.36

Weighted average shares outstanding:
Basic	18,980	18,525
Diluted	19,209	18,883

Cash dividends declared per share	$1.28	$1.03

Comprehensive income	$4,460	$6,708

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 31,	October 1,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$57,020	$58,873
Accounts receivable, net	44,155	47,389
Inventories	61,590	71,186
Other current assets	3,258	3,039
Total current assets	166,023	180,487
Property, plant and equipment, net	92,332	88,193
Intangibles, net	8,774	9,063
Goodwill	6,965	6,965
Other assets	8,463	8,184
Total assets	$282,557	$292,892

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$29,001	$42,759
Accrued expenses	8,394	11,024
Dividends payable	24,298	-
Total current liabilities	61,693	53,783
Other liabilities	15,888	14,543
Commitments and contingencies
Shareholders' equity:
Common stock	18,985	18,976
Additional paid-in capital	68,056	67,817
Retained earnings	119,476	139,314
Accumulated other comprehensive loss	(1,541)	(1,541)
Total shareholders' equity	204,976	224,566
Total liabilities and shareholders' equity	$282,557	$292,892

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,	January 2,
	2016	2016
Cash Flows From Operating Activities:
Net earnings	$4,460	$6,708
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,018	2,742
Amortization of capitalized financing costs	16	16
Stock-based compensation expense	257	229
Deferred income taxes	1,187	1,215
Excess tax benefits from stock-based compensation	(100)	(253)
Loss (gain) on sale and disposition of property, plant and equipment	36	(239)
Increase in cash surrender value of life insurance policies over premiums paid	(73)	-
Net changes in assets and liabilities:
Accounts receivable, net	3,234	6,414
Inventories	9,596	(3,056)
Accounts payable and accrued expenses	(17,412)	(2,659)
Other changes	(425)	1,274
Total adjustments	(666)	5,683
Net cash provided by operating activities	3,794	12,391

Cash Flows From Investing Activities:
Capital expenditures	(5,417)	(941)
Proceeds from sale of assets held for sale	-	180
Proceeds from sale of property, plant and equipment	-	60
Proceeds from surrender of life insurance policies	-	40
Increase in cash surrender value of life insurance policies	(221)	(212)
Net cash used for investing activities	(5,638)	(873)

Cash Flows From Financing Activities:
Proceeds from long-term debt	97	65
Principal payments on long-term debt	(97)	(65)
Cash dividends paid	-	(559)
Cash received from exercise of stock options	35	1,492
Excess tax benefits from stock-based compensation	100	253
Payment of employee tax withholdings related to net share transactions	(144)	(332)
Financing costs	-	(11)
Net cash provided by (used for) financing activities	(9)	843

Net increase (decrease) in cash and cash equivalents	(1,853)	12,361
Cash and cash equivalents at beginning of period	58,873	33,258
Cash and cash equivalents at end of period	$57,020	$45,619

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$44	$2,194
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,487	479
Declaration of cash dividends to be paid	24,298	18,600
Restricted stock units and stock options surrendered for withholding taxes payable	144	332

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 1, 2016	18,976	$18,976	$67,817	$139,314	$(1,541)	$224,566
Net earnings				4,460		4,460
Stock options exercised, net	7	7	28			35
Vesting of restricted stock units	2	2	(2)			-
Compensation expense associated with stock-based plans			257			257
Excess tax benefits from stock-based compensation			100			100
Restricted stock units and stock options surrendered for withholding taxes payable			(144)			(144)
Cash dividends declared				(24,298)		(24,298)
Balance at December 31, 2016	18,985	$18,985	$68,056	$119,476	$(1,541)	$204,976

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The October 1, 2016 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended October 1, 2016 included in our Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that we consider necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or future periods.

We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 “Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing differences in the presentation of these items. The amendments in ASU No. 2016-15 are to be adopted retrospectively and will become effective for us in the first quarter of fiscal 2019. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

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

(3) Restructuring Charges

On August 15, 2014, we purchased substantially all of the assets associated with the prestressed concrete strand (“PC strand”) business of American Spring Wire Corporation (“ASW”) for a final adjusted purchase price of $33.5 million, net of post-closing adjustments of $480,000 (the “ASW Acquisition”). ASW manufactured PC strand at facilities located in Houston, Texas and Newnan, Georgia.

Subsequent to the ASW Acquisition, in fiscal 2014, we incurred employee separation costs for staffing reductions associated with the acquisition. In February 2015, we elected to consolidate our PC strand operations with the closure of the Newnan facility, which was completed in March 2015.

Following is a summary of the restructuring activities and associated costs that were incurred during the three-month periods ended December 31, 2016 and January 2, 2016:

		Severance and
	Equipment	Other Employee	Facility	Gain on Sale
(In thousands)	Relocation Costs	Separation Costs	Closure Costs	of Equipment	Total
2017
Liability as of October 1, 2016	$31	$239	$-	$-	$270
Restructuring charges	48	-	-	-	48
Cash payments	(79)	(74)	-	-	(153)
Liability as of December 31, 2016	$-	$165	$-	$-	$165

2016
Liability as of October 3, 2015	$-	$735	$-	$-	$735
Restructuring charges (recoveries)	75	-	30	(180)	(75)
Cash receipts (payments)	(75)	(72)	(30)	180	3
Liability as of January 2, 2016	$-	$663	$-	$-	$663

As of December 31, 2016, we recorded restructuring liabilities amounting to $0.2 million in accrued expenses on our consolidated balance sheet. As of October 1, 2016, we recorded restructuring liabilities amounting to $0.3 million on our consolidated balance sheet, including $0.1 million in accounts payable and $0.2 million in accrued expenses. We do not currently expect to incur any significant restructuring charges during the remainder of fiscal 2017.

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

As of December 31, 2016 and October 1, 2016, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of December 31, 2016:
Current assets:
Cash equivalents	$58,643	$58,643	$-
Other assets:
Cash surrender value of life insurance policies	8,203	-	8,203
Total	$66,846	$58,643	$8,203

As of October 1, 2016:
Current assets:
Cash equivalents	$58,846	$58,846	$-
Other assets:
Cash surrender value of life insurance policies	7,909	-	7,909
Total	$66,755	$58,846	$7,909

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

As of December 31, 2016 and October 1, 2016, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of December 31, 2016:
Customer relationships	$6,500	$(775)	$5,725
Developed technology and know-how	1,800	(214)	1,586
Non-competition agreements	3,577	(2,114)	1,463
	$11,877	$(3,103)	$8,774

As of October 1, 2016:
Customer relationships	$6,500	$(693)	$5,807
Developed technology and know-how	1,800	(192)	1,608
Non-competition agreements	3,577	(1,929)	1,648
	$11,877	$(2,814)	$9,063

Amortization expense for intangibles was $289,000 for the three-month periods ended December 31, 2016 and January 2, 2016.

(6) Stock-Based Compensation

Under our equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of December 31, 2016, there were 558,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options is as follows:

	Three Months Ended
	December 31,	January 2,
(In thousands)	2016	2016
Compensation expense	$96	$83

As of December 31, 2016, there was $259,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.44 years.

The following table summarizes stock option activity:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at October 1, 2016	371	$9.16	-	$34.49	$20.81
Exercised	(22)	13.06	-	20.50	18.74		$368
Outstanding at December 31, 2016	349	9.16	-	34.49	20.94	7.78	5,128

Vested and anticipated to vest in the future at December 31, 2016	343				20.91	7.76	5,057

Exercisable at December 31, 2016	120				15.98	6.19	2,369

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU compensation expense is as follows:

	Three Months Ended
	December 31,	January 2,
(In thousands)	2016	2016
Compensation expense	$161	$146

As of December 31, 2016, there was $442,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.79 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 1, 2016	145	$22.35
Released	(2)	23.95
Balance, December 31, 2016	143	22.32

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 33.7% for the three-month period ended December 31, 2016 compared with 34.6% for the three-month period ended January 2, 2016. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

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

As of December 31, 2016, we recorded a deferred tax liability (net of valuation allowance) of $6.7 million in other liabilities on our consolidated balance sheet. We have $7.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2031. We have also recorded $87,000 of gross deferred tax assets for various state tax credits that begin to expire in 2018, but principally expire between 2018 and 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of December 31, 2016 and October 1, 2016, we recorded a valuation allowance of $280,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. As of December 31, 2016, we had no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

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

During the second quarter of fiscal 2016, we notified plan participants of our intent to terminate the Delaware Plan effective May 1, 2016. During September 2016, the Delaware Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. As of October 1, 2016, there were no remaining plan assets.

Net periodic pension cost for the Delaware Plan in the prior year included the following components:

Three Months Ended
January 2,
2016
Interest cost	$37
Expected return on plan assets	(44)
Recognized net actuarial loss	19
Net periodic pension cost	$12

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

Net periodic pension cost for the SERPs includes the following components:

	Three Months Ended
	December 31,	January 2,
(In thousands)	2016	2016
Service cost	$86	$66
Interest cost	85	81
Recognized net actuarial loss	43	21
Net periodic pension cost	$214	$168

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 31, 2016, no borrowings were outstanding on the Credit Facility, $73.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of December 31, 2016, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of December 31, 2016, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for the three-month periods ended December 31, 2016 and January 2, 2016. Accumulated amortization of capitalized financing costs was $4.5 million as of December 31, 2016 and October 1, 2016.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	December 31,	January 2,
(In thousands, except per share amounts)	2016	2016
Net earnings available to common shareholders	$4,460	$6,708

Basic weighted average shares outstanding	18,980	18,525
Dilutive effect of stock-based compensation	229	358
Diluted weighted average shares outstanding	19,209	18,883

Net earnings per share:
Basic	$0.23	$0.36
Diluted	$0.23	$0.36

Options representing 42,000 and 86,000 shares for the three-month periods ended December 31, 2016 and January 2, 2016, respectively, were antidilutive and not included in the diluted earnings per share calculation.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of December 31, 2016, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month periods ended December 31, 2016 and January 2, 2016.

(12) Other Financial Data

Balance sheet information:

	December 31,	October 1,
(In thousands)	2016	2016
Accounts receivable, net:
Accounts receivable	$44,445	$47,680
Less allowance for doubtful accounts	(290)	(291)
Total	$44,155	$47,389

Inventories:
Raw materials	$37,021	$45,032
Work in process	2,828	2,788
Finished goods	21,741	23,366
Total	$61,590	$71,186

Other current assets:
Prepaid insurance	$2,260	$1,805
Other	998	1,234
Total	$3,258	$3,039

Other assets:
Cash surrender value of life insurance policies	$8,203	$7,909
Capitalized financing costs, net	154	170
Other	106	105
Total	$8,463	$8,184

Property, plant and equipment, net:
Land and land improvements	$9,715	$9,619
Buildings	43,739	43,739
Machinery and equipment	143,947	143,789
Construction in progress	16,272	11,318
	213,673	208,465
Less accumulated depreciation	(121,341)	(120,272)
Total	$92,332	$88,193

Accrued expenses:
Salaries, wages and related expenses	$2,583	$6,619
Customer rebates	1,804	1,296
Property taxes	1,266	1,328
Sales allowance reserves	1,104	577
Income taxes	731	-
Restructuring liabilities	165	239
Workers' compensation	124	127
Other	617	838
Total	$8,394	$11,024

Other liabilities:
Deferred compensation	$9,223	$9,071
Deferred income taxes	6,659	5,472
Other	6	-
Total	$15,888	$14,543

(13) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(14) Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the year ended October 1, 2016. You should carefully review these risks and uncertainties.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements speak only to the respective dates on which such statements are made and we do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by law.

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended October 1, 2016 and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 31,			January 2,
	2016	Change		2016

Net sales	$93,888	1.6%		$92,391
Gross profit	13,010	(20.8%	)	16,423
Percentage of net sales	13.9%			17.8%
Selling, general and administrative expense	$6,264	(1.1%	)	$6,335
Percentage of net sales	6.7%			6.9%
Restructuring charges (recoveries), net	$48	N/M		$(75)
Other income, net	(10)	(91.2%	)	(114)
Interest expense	34	(17.1%	)	41
Interest income	(52)	N/M		(18)
Effective income tax rate	33.7%			34.6%
Net earnings	$4,460	(33.5%	)	$6,708

"N/M" = not meaningful

First Quarter of Fiscal 2017 Compared to First Quarter of Fiscal 2016

Net Sales

Net sales for the first quarter of 2017 increased 1.6% to $93.9 million from $92.4 million in the prior year quarter as an 8.5% increase in shipments was partially offset by a 6.4% decrease in average selling prices. The increase in shipments was primarily due to improved market conditions and increased demand for our products relative to the prior year quarter. The decrease in average selling prices was driven by competitive pricing pressures.

Gross Profit

Gross profit for the first quarter of 2017 decreased 20.8% to $13.0 million, or 13.9% of net sales, from $16.4 million, or 17.8% of net sales, in the prior year quarter. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($4.5 million), which were partially offset by the increase in shipments ($1.5 million). The decrease in spreads was driven by lower average selling prices ($6.4 million) and higher freight expense ($0.3 million) partially offset by lower raw material costs ($2.2 million).

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of 2017 remained relatively flat at $6.3 million, or 6.7% of net sales, compared to 6.9% of net sales in the prior year quarter as higher employee benefit costs ($0.4 million) were offset by lower compensation expense ($0.4 million). The increase in employee benefit costs was primarily related to higher employee health insurance expense in the current year quarter. The decrease in compensation expense was largely driven by lower incentive plan expense.

Restructuring Charges, Net

Net restructuring charges of $48,000 were incurred in the first quarter of 2017 for equipment relocation costs related to the consolidation of our PC strand facilities. Net restructuring recoveries of $75,000 were incurred in the first quarter of 2016 reflecting a gain on the sale of equipment previously associated with the Newnan, Georgia PC strand facility ($180,000) partially offset by equipment relocation ($75,000) and facility closure costs ($30,000).

Income Taxes

Our effective income tax rate for the first quarter of 2017 decreased to 33.7% from 34.6% for the prior year quarter due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first quarter of 2017 decreased to $4.5 million ($0.23 per share) from $6.7 million ($0.36 per share) in the prior year quarter primarily due to the decrease in gross profit.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 31,	January 2,
	2016	2016
Net cash provided by operating activities	$3,794	$12,391
Net cash used for investing activities	(5,638)	(873)
Net cash (used for) provided by financing activities	(9)	843

Net working capital	104,330	95,499
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$204,976	$189,406
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$204,976	$189,406

Operating Activities

Operating activities provided $3.8 million of cash during the first quarter of 2017 primarily from net earnings adjusted for non-cash items partially offset by an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital used $4.6 million of cash due to a $17.4 million decrease in accounts payable and accrued expenses partially offset by a $9.6 million decrease in inventories and a $3.2 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was principally due to lower raw material purchases during the quarter together with the payment of accrued incentive compensation for the prior year. The decrease in inventories was largely due to lower raw material purchases during the quarter. The decrease in accounts receivable was primarily related to the seasonal downturn in sales and lower selling prices.

Operating activities provided $12.4 million of cash during the first quarter of 2016 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $0.7 million of cash due to a $6.4 million decrease in accounts receivable partially offset by a $3.0 million increase in inventories and a $2.7 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable was primarily related to the seasonal downturn in sales and lower selling prices. The increase in inventory was largely due to the seasonal downturn in sales and a higher proportion of import purchases during the quarter. The decrease in accounts payable and accrued expenses was principally due to the payment of accrued incentive compensation for the prior year.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $5.6 million of cash during the first quarter of 2017 compared to $0.9 million in the prior year quarter. Capital expenditures increased to $5.4 million from $0.9 million in the prior year quarter and are expected to increase to up to $25.0 million for fiscal 2017 largely related to the expansion of the Houston, Texas PC strand facility, additional investments in ESM manufacturing capabilities and further upgrades of production technology and information systems. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities used a nominal amount of cash during the first quarter of 2017 while providing $0.8 million of cash during the prior year quarter. Stock option exercises provided $1.5 million of cash during the prior year quarter, which were partially offset by the payment of $0.6 million of cash dividends. In November 2016, we declared a special cash dividend totaling $23.7 million, or $1.25 per share, in addition to our regular quarterly cash dividend of $0.6 million, or $0.03 per share, which were paid in the second quarter of fiscal 2017.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 31, 2016, no borrowings were outstanding on the Credit Facility, $73.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

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

Should we determine, at any time, that we required additional short-term liquidity, we would evaluate the alternative sources of financing that were potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet, flexible capital structure and borrowing capacity available to us under our Credit Facility position us to meet our anticipated liquidity requirements for the foreseeable future, including the next 12 months.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the first fiscal quarter of 2017. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of October 1, 2016 other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended October 1, 2016 for further information regarding our critical accounting policies and estimates. As of December 31, 2016, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended October 1, 2016.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended October 1, 2016, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of 2017, we expect favorable conditions in our construction end-markets which should support higher shipment volumes and operating levels, and reduced unit conversion costs at our facilities. Customer sentiment remains positive and the most recent macro indicators reflect continued growth in nonresidential construction. We also expect the infrastructure-related portion of our business will benefit to a great extent from the federal funding provided for under the FAST Act.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the realization of additional operating synergies associated with the ASW Acquisition and the related reconfiguration of our PC strand operations following the anticipated completion of the expansion of our Houston plant during the second quarter of fiscal 2017. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2017, a 10% increase in the price of wire rod would have resulted in a $5.2 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of December 31, 2016, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 31, 2016.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, we concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

During the quarter ended December 31, 2016, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 1, 2016, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of December 31, 2016, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three-month periods ended December 31, 2016 and January 2, 2016.

Item 6. Exhibits

3.1	Bylaws of the Company (as last amended December 19, 2016)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 31, 2016 and January 2, 2016, (ii) the Consolidated Balance Sheets as of December 31, 2016 and October 1, 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and January 2, 2016, (iv) the Consolidated Statements of Shareholders’ Equity as of December 31, 2016 and October 1, 2016, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: January 19, 2017	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Bylaws of the Company (as last amended December 19, 2016)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 31, 2016 and January 2, 2016, (ii) the Consolidated Balance Sheets as of December 31, 2016 and October 1, 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and January 2, 2016, (iv) the Consolidated Statements of Shareholders’ Equity as of December 31, 2016 and October 1, 2016, and (v) the Notes to Consolidated Financial Statements.