Form 10-Q
period 2017-04-01
INSTEEL INDUSTRIES INC
filed 2017-04-20
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock as of April 19, 2017 was 19,025,262.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016

Net sales	$101,159	$107,414	$195,047	$199,805
Cost of sales	82,865	88,799	163,743	164,767
Gross profit	18,294	18,615	31,304	35,038
Selling, general and administrative expense	7,055	7,636	13,319	13,971
Restructuring charges, net	25	100	73	25
Other expense (income), net	10	29	-	(85)
Interest expense	35	40	69	81
Interest income	(48)	(32)	(100)	(50)
Earnings before income taxes	11,217	10,842	17,943	21,096
Income taxes	3,797	3,690	6,063	7,236
Net earnings	$7,420	$7,152	$11,880	$13,860

Net earnings per share:
Basic	$0.39	$0.38	$0.63	$0.75
Diluted	0.39	0.38	0.62	0.73

Weighted average shares outstanding:
Basic	19,004	18,678	18,992	18,601
Diluted	19,224	19,015	19,217	18,949

Cash dividends declared per share	$0.03	$0.03	$1.31	$1.06

Comprehensive income	$7,420	$7,152	$11,880	$13,860

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	April 1,	October 1,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$40,185	$58,873
Accounts receivable, net	49,577	47,389
Inventories	59,230	71,186
Other current assets	3,264	3,039
Total current assets	152,256	180,487
Property, plant and equipment, net	94,805	88,193
Intangibles, net	8,484	9,063
Goodwill	6,965	6,965
Other assets	8,712	8,184
Total assets	$271,222	$292,892

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$35,605	$42,759
Accrued expenses	7,222	11,024
Total current liabilities	42,827	53,783
Other liabilities	15,736	14,543
Commitments and contingencies
Shareholders' equity:
Common stock	19,025	18,976
Additional paid-in capital	68,850	67,817
Retained earnings	126,325	139,314
Accumulated other comprehensive loss	(1,541)	(1,541)
Total shareholders' equity	212,659	224,566
Total liabilities and shareholders' equity	$271,222	$292,892

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 1,	April 2,
	2017	2016
Cash Flows From Operating Activities:
Net earnings	$11,880	$13,860
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,729	5,620
Amortization of capitalized financing costs	32	32
Stock-based compensation expense	1,133	1,276
Deferred income taxes	910	871
Asset impairment charges	-	20
Excess tax benefits from stock-based compensation	(488)	(824)
Loss (gain) on sale and disposition of property, plant and equipment	46	(208)
Increase in cash surrender value of life insurance policies over premiums paid	(360)	(96)
Net changes in assets and liabilities:
Accounts receivable, net	(2,188)	(1,796)
Inventories	11,956	9,435
Accounts payable and accrued expenses	(11,132)	(6,503)
Other changes	(430)	2,061
Total adjustments	5,208	9,888
Net cash provided by operating activities	17,088	23,748

Cash Flows From Investing Activities:
Capital expenditures	(10,656)	(4,334)
Proceeds from surrender of life insurance policies	77	40
Increase in cash surrender value of life insurance policies	(277)	(264)
Proceeds from sale of assets held for sale	-	180
Proceeds from sale of property, plant and equipment	-	60
Net cash used for investing activities	(10,856)	(4,318)

Cash Flows From Financing Activities:
Proceeds from long-term debt	176	172
Principal payments on long-term debt	(176)	(172)
Cash dividends paid	(24,869)	(19,722)
Cash received from exercise of stock options	107	3,252
Excess tax benefits from stock-based compensation	488	824
Payment of employee tax withholdings related to net share transactions	(646)	(629)
Financing costs	-	(11)
Net cash used for financing activities	(24,920)	(16,286)

Net increase (decrease) in cash and cash equivalents	(18,688)	3,144
Cash and cash equivalents at beginning of period	58,873	33,258
Cash and cash equivalents at end of period	$40,185	$36,402

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$4,160	$8,533
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,152	369
Restricted stock units and stock options surrendered for withholding taxes payable	646	629

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at October 1, 2016	18,976	$18,976	$67,817	$139,314	$(1,541)	$224,566
Net earnings				11,880		11,880
Stock options exercised, net	26	26	81			107
Vesting of restricted stock units	23	23	(23)			-
Compensation expense associated with stock-based plans			1,133			1,133
Excess tax benefits from stock-based compensation			488			488
Restricted stock units and stock options surrendered for withholding taxes payable			(646)			(646)
Cash dividends declared				(24,869)		(24,869)
Balance at April 1, 2017	19,025	$19,025	$68,850	$126,325	$(1,541)	$212,659

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that we consider necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended April 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or future periods.

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

Following is a summary of the restructuring activities and associated costs that were incurred during the three- and six-month periods ended April 1, 2017 and April 2, 2016:

		Severance and			Asset
(In thousands)	Equipment	Other Employee	Facility	Gain on Sale	Impairment
	Relocation Costs	Separation Costs	Closure Costs	of Equipment	Charges	Total
2017
Liability as of October 1, 2016	$31	$239	$-	$-	$-	$270
Restructuring charges	48	-	-	-	-	48
Cash payments	(79)	(74)	-	-	-	(153)
Liability as of December 31, 2016	-	165	-	-	-	165
Restructuring charges	25	-	-	-	-	25
Cash payments	(25)	(68)	-	-	-	(93)
Liability as of April 1, 2017	$-	$97	$-	$-	$-	$97

2016
Liability as of October 3, 2015	$-	$735	$-	$-	$-	$735
Restructuring charges (recoveries)	75	-	30	(180)	-	(75)
Cash receipts (payments)	(75)	(72)	(30)	180	-	3
Liability as of January 2, 2016	-	663	-	-	-	663
Restructuring charges	21	-	59	-	20	100
Cash payments	(21)	(59)	(39)	-	-	(119)
Non-cash charges	-	-	-	-	(20)	(20)
Liability as of April 2, 2016	$-	$604	$20	$-	$-	$624

As of April 1, 2017, we recorded restructuring liabilities amounting to $0.1 million in accrued expenses on our consolidated balance sheet. As of October 1, 2016, we recorded restructuring liabilities amounting to $0.3 million on our consolidated balance sheet, including $0.1 million in accounts payable and $0.2 million in accrued expenses. We do not currently expect to incur any significant restructuring charges during the remainder of fiscal 2017.

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

As of April 1, 2017 and October 1, 2016, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of April 1, 2017:
Current assets:
Cash equivalents	$40,664	$40,664	$-
Other assets:
Cash surrender value of life insurance policies	8,469	-	8,469
Total	$49,133	$40,664	$8,469

As of October 1, 2016:
Current assets:
Cash equivalents	$58,846	$58,846	$-
Other assets:
Cash surrender value of life insurance policies	7,909	-	7,909
Total	$66,755	$58,846	$7,909

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

As of April 1, 2017 and October 1, 2016, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of April 1, 2017:
Customer relationships	$6,500	$(856)	$5,644
Developed technology and know-how	1,800	(237)	1,563
Non-competition agreements	3,577	(2,300)	1,277
	$11,877	$(3,393)	$8,484

As of October 1, 2016:
Customer relationships	$6,500	$(693)	$5,807
Developed technology and know-how	1,800	(192)	1,608
Non-competition agreements	3,577	(1,929)	1,648
	$11,877	$(2,814)	$9,063

Amortization expense for intangibles was $290,000 for the three-month periods ended April 1, 2017 and April 2, 2016, and $579,000 for the six-month periods ended April 1, 2017 and April 2, 2016.

(6) Stock-Based Compensation

Under our equityincentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of April 1, 2017, there were 503,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options is as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands)	2017	2016	2017	2016
Compensation expense	$411	$383	$507	$466

As of April 1, 2017, there was $337,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.51 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the three- and six-month periods ended April 1, 2017 and April 2, 2016 was $13.66 and $8.69 per share, respectively, based on the following assumptions:

	Six Months Ended
	April 1,	April 2,
	2017	2016
Risk-free interest rate	2.03%	1.39%
Dividend yield	0.33%	0.53%
Expected volatility	38.79%	39.23%
Expected term (in years)	5.12	5.75

The assumptions utilized in the Monte Carlo valuation model are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield was calculated based on our annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on our common stock. The expected term for options was based on the results of a Monte Carlo simulation model, using the model’s estimated fair value as an input to the Black-Scholes-Merton model, and then solving for the expected term.

The following table summarizes stock option activity:

						Contractual Term -	Aggregate
	Options	Exercise Price Per Share				Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at October 1, 2016	371	$9.16	-	$34.49	$20.81
Granted	36	37.06	-	37.06	37.06
Exercised	(67)	9.16	-	23.95	19.05		$1,212
Outstanding at April 1, 2017	340	9.16	-	37.06	22.88	7.80	4,536

Vested and anticipated to vest in the future at April 1, 2017	335				22.84	7.79	4,493

Exercisable at April 1, 2017	135				17.37	6.31	2,530

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

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands)	2017	2016	2017	2016
Restricted stock unit grants:
Units	19	43	19	43
Market value	$690	$1,027	$690	$1,027
Compensation expense	465	664	626	810

As of April 1, 2017, there was $664,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.65 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 1, 2016	145	$22.35
Granted	19	37.06
Released	(31)	20.39
Balance, April 1, 2017	133	24.88

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 33.8% for the six-month period ended April 1, 2017 compared with 34.3% for the six-month period ended April 2, 2016. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of April 1, 2017, we recorded a deferred tax liability (net of valuation allowance) of $6.4 million in other liabilities on our consolidated balance sheet. We have $7.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2017, but principally expire between 2017 and 2031. We have also recorded $87,000 of gross deferred tax assets for various state tax credits that begin to expire in 2018, but principally expire between 2018 and 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of April 1, 2017 and October 1, 2016, we recorded a valuation allowance of $280,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. As of April 1, 2017, we had no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the Delaware Plan in the prior year included the following components:

	Three Months Ended	Six Months Ended
(In thousands)	April 2, 2016	April 2, 2016
Interest cost	$37	$74
Expected return on plan assets	(44)	(88)
Recognized net actuarial loss	19	38
Net periodic pension cost	$12	$24

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

Net periodic pension cost for the SERPs includes the following components:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands)	2017	2016	2017	2016
Service cost	$86	$66	$172	$132
Interest cost	85	81	170	162
Recognized net actuarial loss	43	21	86	42
Net periodic pension cost	$214	$168	$428	$336

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 1, 2017, no borrowings were outstanding on the Credit Facility, $79.1 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of April 1, 2017, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of April 1, 2017, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for the three-month periods ended April 1, 2017 and April 2, 2016, and $32,000 for the six-month periods ended April 1, 2017 and April 2, 2016. Accumulated amortization of capitalized financing costs was $4.6 and $4.5 million as of April 1, 2017 and October 1, 2016, respectively.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net earnings available to common shareholders	$7,420	$7,152	$11,880	$13,860

Basic weighted average shares outstanding	19,004	18,678	18,992	18,601
Dilutive effect of stock-based compensation	220	337	225	348
Diluted weighted average shares outstanding	19,224	19,015	19,217	18,949

Net earnings per share:
Basic	$0.39	$0.38	$0.63	$0.75
Diluted	$0.39	$0.38	$0.62	$0.73

Options representing 50,000 and 56,000 shares for the three-month periods ended April 1, 2017 and April 2, 2016, respectively, were antidilutive and not included in the diluted earnings per share calculation. Options representing 46,000 and 71,000 shares for the six-month periods ended April 1, 2017 and April 2, 2016, respectively, were antidilutive and not included in the diluted earnings per share calculation.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of April 1, 2017, there was $24.8 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three- and six-month periods ended April 1, 2017 and April 2, 2016.

(12) Other Financial Data

Balance sheet information:

	April 1,	October 1,
(In thousands)	2017	2016
Accounts receivable, net:
Accounts receivable	$49,867	$47,680
Less allowance for doubtful accounts	(290)	(291)
Total	$49,577	$47,389

Inventories:
Raw materials	$32,513	$45,032
Work in process	2,939	2,788
Finished goods	23,778	23,366
Total	$59,230	$71,186

Other current assets:
Prepaid insurance	$2,414	$1,805
Other	850	1,234
Total	$3,264	$3,039

Other assets:
Cash surrender value of life insurance policies	$8,469	$7,909
Capitalized financing costs, net	138	170
Other	105	105
Total	$8,712	$8,184

Property, plant and equipment, net:
Land and land improvements	$9,799	$9,619
Buildings	44,250	43,739
Machinery and equipment	142,669	143,789
Construction in progress	18,900	11,318
	215,618	208,465
Less accumulated depreciation	(120,813)	(120,272)
Total	$94,805	$88,193

Accrued expenses:
Salaries, wages and related expenses	$4,317	$6,619
Customer rebates	785	1,296
Sales allowance reserves	472	577
Property taxes	424	1,328
Income taxes	301	-
Workers' compensation	123	127
Restructuring liabilities	97	239
Other	703	838
Total	$7,222	$11,024

Other liabilities:
Deferred compensation	$9,354	$9,071
Deferred income taxes	6,382	5,472
Total	$15,736	$14,543

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended				Six Months Ended
	April 1,			April 2,	April 1,			April 2,
	2017	Change		2016	2017	Change		2016

Net sales	$101,159	(5.8%	)	$107,414	$195,047	(2.4%	)	$199,805
Gross profit	18,294	(1.7%	)	18,615	31,304	(10.7%	)	35,038
Percentage of net sales	18.1%			17.3%	16.0%			17.5%
Selling, general and administrative expense	$7,055	(7.6%	)	$7,636	$13,319	(4.7%	)	$13,971
Percentage of net sales	7.0%			7.1%	6.8%			7.0%
Restructuring charges, net	$25	(75.0%	)	$100	$73	N/M		$25
Other expense (income), net	10	(65.5%	)	29	-	(100.0%	)	(85)
Interest expense	35	(12.5%	)	40	69	(14.8%	)	81
Interest income	(48)	50.0%		(32)	(100)	100.0%		(50)
Effective income tax rate	33.9%			34.0%	33.8%			34.3%
Net earnings	$7,420	3.7%		$7,152	$11,880	(14.3%	)	$13,860

"N/M" = not meaningful

Second Quarter of Fiscal 2017 Compared to Second Quarter of Fiscal 2016

Net Sales

Net sales for the second quarter of 2017 decreased 5.8% to $101.2 million from $107.4 million in the prior year quarter as a 6.9% decrease in shipments was partially offset by a 1.1% increase in average selling prices. Shipments in the prior year quarter benefited from more favorable weather conditions in many regions of the country relative to the current year quarter.

Gross Profit

Gross profit for the second quarter of 2017 decreased 1.7% to $18.3 million, or 18.1% of net sales, from $18.6 million, or 17.3% of net sales, in the prior year quarter. The year-over-year decrease was primarily due to the decrease in shipments ($1.3 million) and higher unit conversion costs on the lower production volume ($0.6 million) partially offset by higher spreads between average selling prices and raw material costs ($0.9 million). The increase in spreads was driven by higher average selling prices ($1.2 million) and lower raw material costs ($0.1 million) partially offset by higher freight expense ($0.4 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2017 decreased 7.6% to $7.1 million, or 7.0% of net sales, from $7.6 million, or 7.1% of net sales in the prior year quarter primarily due to lower employee benefit ($0.2 million) and stock-based compensation expense ($0.2 million) together with a larger increase in the cash surrender value of life insurance policies ($0.2 million). The decrease in employee benefit expense was primarily related to lower employee health insurance costs in the current year quarter. The cash surrender value of life insurance policies increased $0.3 million in the current year quarter compared with $0.1 million in the prior year quarter due to the changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $25,000 were incurred in the second quarter of 2017 for equipment relocation costs related to the consolidation of our PC strand facilities. Net restructuring charges of $100,000 were incurred in the second quarter of 2016, which included facility closure costs ($59,000), equipment relocation costs ($21,000) and impairment charges related to the decommissioning of equipment ($20,000).

Income Taxes

Our effective income tax rate for the second quarter of 2017 decreased to 33.9% from 34.0% for the prior year quarter due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2017 increased to $7.4 million ($0.39 per share) from $7.2 million ($0.38 per share) in the prior year quarter primarily due to the decrease in SG&A expense partially offset by the decrease in gross profit.

First Half of Fiscal 2017 Compared to First Half of Fiscal 2016

Net Sales

Net sales for the first half of 2017 decreased 2.4% to $195.0 million from $199.8 million in the same year-ago period as relatively flat shipments were offset by a 2.4% decrease in average selling prices. Shipments in the prior year period benefited from more favorable weather conditions in many regions of the country relative to the current year period. The decrease in average selling prices was driven by competitive pricing pressures.

Gross Profit

Gross profit for the first half of 2017 decreased 10.7% to $31.3 million, or 16.0% of net sales, from $35.0 million, or 17.5% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($3.4 million) and higher unit conversion costs on the lower production volume ($0.7 million). The decrease in spreads was driven by lower average selling prices ($4.8 million) and higher freight costs ($0.7) partially offset by lower raw material costs ($2.1 million).

Selling, General and Administrative Expense

SG&A expense for the first half of 2017 decreased 4.7% to $13.3 million, or 6.8% of net sales, from $14.0 million, or 7.0% of net sales, in the same year-ago period primarily due to lower compensation expense ($0.5 million) together with a larger increase in the cash surrender value of life insurance policies ($0.3 million). The decrease in compensation expense was largely driven by lower incentive and stock-based compensation costs. The cash surrender value of life insurance policies increased $0.4 million in the current year period compared with $0.1 million in the prior year period due to the changes in the value of the underlying investments.

 Restructuring Charges, Net

Net restructuring charges of $73,000 were incurred in the first half of 2017 for equipment relocation costs related to the consolidation of our PC strand facilities. Net restructuring charges of $25,000 were incurred in the prior year period, which included equipment relocation costs ($96,000), facility closure costs ($89,000) and impairment charges related to the decommissioning of equipment ($20,000) partially offset by a gain on the sale of equipment previously associated with the Newnan, Georgia PC strand facility ($180,000).

Income Taxes

Our effective income tax rate for the first half of 2017 decreased to 33.8% from 34.3% in the prior year due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first half of 2017 decreased to $11.9 million ($0.62 per diluted share) from $13.9 million ($0.73 per diluted share) in the same year-ago period primarily due to lower gross profit partially offset by the decrease in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	April 1,	April 2,
	2017	2016
Net cash provided by operating activities	$17,088	$23,748
Net cash used for investing activities	(10,856)	(4,318)
Net cash used for financing activities	(24,920)	(16,286)

Net working capital	109,429	104,367
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$212,659	$199,076
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$212,659	$199,076

Operating Activities

Operating activities provided $17.1 million of cash during the first half of 2017 primarily from net earnings adjusted for non-cash items partially offset by an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital used $1.3 million of cash due to an $11.1 million decrease in accounts payable and accrued expenses and a $2.2 million increase in accounts receivable partially offset by a $12.0 million decrease in inventories. The decrease in accounts payable and accrued expenses was principally due to lower raw material purchases during the period together with the payment of accrued incentive compensation for the prior year. The increase in accounts receivable was primarily related to the increase in sales in the latter part of the period. The decrease in inventories was largely due to lower raw material purchases.

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

Investing Activities

Investing activities used $10.9 million of cash during the first half of 2017 compared to $4.3 million during the same period last year primarily due to higher capital expenditures. Capital expenditures increased to $10.7 million from $4.3 million in the prior year period and are expected to total up to $25.0 million for fiscal 2017 largely related to the expansion of the Houston, Texas PC strand facility, additional investments in ESM manufacturing capabilities and further upgrades of production technology and information systems. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $24.9 million of cash during the first half of 2017 compared to $16.3 million during the same period last year primarily due to higher cash dividend payments. Cash dividends used $24.9 million of cash during the first half of 2017, including a special cash dividend totaling $23.7 million, or $1.25 per share, which was partially offset by $0.1 million of cash provided by stock option exercises. In the prior year period, cash dividends used $19.7 million of cash, including a special cash dividend totaling $18.6 million, or $1.00 per share, which was partially offset by $3.3 million of cash provided by stock option exercises.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 1, 2017, no borrowings were outstanding on the Credit Facility, $79.1 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the second fiscal quarter of 2017. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended October 1, 2016 for further information regarding our critical accounting policies and estimates. As of April 1, 2017, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended October 1, 2016.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended October 1, 2016, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of 2017, we expect that favorable conditions in our construction end-markets together with the usual seasonal upturn in demand should support higher shipments and operating levels, and reduced unit conversion costs at our facilities. Customer sentiment remains positive and the most recent macro indicators point to continued growth in nonresidential construction. We also expect the infrastructure-related portion of our business will benefit to a great extent from the federal funding provided for under the FAST Act later in the year.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the realization of additional operating synergies associated with the ASW Acquisition and the related reconfiguration of our PC strand operations as we ramp up the new raw material and production lines at our Houston plant. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2017, a 10% increase in the price of wire rod would have resulted in a $10.7 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of April 1, 2017, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of April 1, 2017.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 1, 2017. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended , is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended April 1, 2017, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended October 1, 2016, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of April 1, 2017, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three- and six-month periods ended April 1, 2017 and April 2, 2016.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended April 1, 2017 and April 2, 2016, (ii) the Consolidated Balance Sheets as of April 1, 2017 and October 1, 2016, (iii) the Consolidated Statements of Cash Flows for the six months ended April 1, 2017 and April 2, 2016, (iv) the Consolidated Statements of Shareholders’ Equity as of April 1, 2017 and October 1, 2016, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: April 20, 2017	By:	/s/ Michael C. Gazmarian
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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended April 1, 2017 and April 2, 2016, (ii) the Consolidated Balance Sheets as of April 1, 2017 and October 1, 2016, (iii) the Consolidated Statements of Cash Flows for the six months ended April 1, 2017 and April 2, 2016, (iv) the Consolidated Statements of Shareholders’ Equity as of April 1, 2017 and October 1, 2016, and (v) the Notes to Consolidated Financial Statements.