Form 10-K
period 2017-09-30
INSTEEL INDUSTRIES INC
filed 2017-10-27
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 1, 2017 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $579,089,435 based upon the closing sale price as reported on the NASDAQ Global Select Market. As of October 26, 2017, there were 19,041,046 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2018 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2017, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer in our industry; and (3) pursuing growth opportunities in our core businesses that further our penetration of the markets we currently serve or expand our footprint. Headquartered in Mount Airy, North Carolina, we operate ten manufacturing facilities that are all located in the U.S. in close proximity to our customers and raw material suppliers. Our growth strategy is focused on organic opportunities as well as acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.

Products

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, we have one reportable segment. Our net sales and long-lived assets by geographic region are discussed in Note 13 to our consolidated financial statements and incorporated herein by reference.

PC strand is a high strength, seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Its high tensile strength allows for the casting of longer spans and thinner sections. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For fiscal years 2017, 2016 and 2015, PC strand sales represented 38%, 39% and 43%, respectively, of our net sales.

WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including ESM, CPR and SWWR. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a lower cost reinforcing solution than hot-rolled rebar. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For fiscal years 2017, 2016 and 2015, WWR sales represented 62%, 61% and 57%, respectively, of our net sales.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2017, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any customers that represented 10% or more of our net sales in fiscal years 2017, 2016 and 2015, and are not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2017 will be shipped during the first quarter of fiscal 2018.

Seasonality and Cyclicality

Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. From a seasonal standpoint, shipments typically reach their highest level of the year when weather conditions are the most conducive to construction activity. As a result, assuming normal seasonal weather patterns, shipments and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. From a cyclical standpoint, construction activity and demand for our products is generally correlated with general economic conditions, although there can be significant differences between the relative strength of nonresidential and residential construction for extended periods.

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

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2017 and 2016 represented approximately 27% and 30%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades, and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

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

Employees

As of September 30, 2017, we had 803 employees, none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

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

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2018.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available at no cost on our web site at https://insteelgcs.gcs-web.com/financial-information/sec-filings and the SEC’s web site at www.sec.gov as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the SEC. The information available on our web site and the SEC’s web site is not incorporated into this report or any of our filings with the SEC.

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

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2017. In response, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

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

Our manufacturing facilities are subject to risks that may limit our ability to manufacture and sell our products, including unexpected equipment failures, operational interruptions and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, adverse weather conditions and transportation interruptions. For example, during fiscal 2017, operations at our Texas and Florida plants were temporarily curtailed due to flooding and power outages related to hurricanes Harvey and Irma. Any such equipment failures or events can subject us to material plant shutdowns, periods of reduced production or unexpected downtime. Furthermore, the resolution of certain operational interruptions may require significant capital expenditures. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows could be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.

We are increasingly dependent on information technology systems that are susceptible to certain risks, including cybersecurity breaches and data leaks, which could adversely impact our business.

Our increasing reliance on technology systems and infrastructure heightens our potential vulnerability to system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, not limited to cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of the theft of confidential information, intentional vandalism, industrial espionage and a variety of cyber-attacks that could compromise our internal technology system and infrastructure or result in data leaks in-house or at our third-party providers and business partners. Failures of technology or related systems, or an improper release of confidential information, could adversely impact our business or subject us to unexpected liabilities.

Our financial results could be adversely impacted by the escalation of our operating costs.

Consistent with the experience of other employers, our medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. The Patient Protection and Affordable Care Act (“ACA”) will have a significant impact on employers, health care providers, insurers and others associated with the health care industry and increase our employee health care costs. This legislation requires certain large employers like us to offer health care benefits to full-time employees or face potential annual penalties. To avoid these penalties, employers must offer health benefits providing a minimum level of coverage and limit the amount that employees are charged for the coverage. Although certain provisions of the ACA were waived in January 2017, others are anticipated to become effective at various dates over the next several years and many of the regulations and guidance pertaining to the law have not been implemented. Due to the breadth and complexity of the ACA, the lack of implementing regulations and interpretive guidance and the phased-in nature of the requirement, we cannot predict the future effect of this law on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

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

Our balance sheet includes intangible assets, including goodwill and other separately identifiable assets related to prior acquisitions, and we may acquire additional intangible assets in connection with future acquisitions. We are required to review goodwill for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise such as, among other things, a decline in our stock price and market capitalization or a reduction in our projected operating results and cash flows. If our review indicates that goodwill has been impaired, the impaired portion would have to be written-off during that period which could have an adverse effect on our business and financial results.

Our capital resources may not be adequate to provide for our capital investment and maintenance expenditures if we were to experience a substantial downturn in our financial performance.

Our operations are capital intensive and require substantial recurring expenditures for the routine maintenance of our equipment and facilities. Although we expect to finance our business requirements through internally generated funds or from borrowings under our $100.0 million revolving credit facility, we cannot provide any assurances these resources will be sufficient to support our business. A material adverse change in our operations or financial condition could limit our ability to borrow funds under our credit facility, which could further adversely impact our liquidity and financial condition. Any significant future acquisitions could require additional financing from external sources that may not be available on favorable terms, which could adversely impact our operations, growth, financial condition and results of operations.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2017, our common stock traded as high as $42.81 and as low as $22.50. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At September 30, 2017, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate, however the facility located in Houston was leased until October 2, 2017 when we exercised the $4.9 million purchase option under the lease. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate to satisfy the current and projected demand for our products.

Item 3. Legal Proceedings.

We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate cost to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	61	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	58	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	67	Vice President - Administration and Secretary
Richard T. Wagner	58	Vice President and General Manager of IWP

H. O. Woltz III, 61, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 58, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 67, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President - Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 58, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 7, 2017 for a term that will expire at the next annual meeting or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 13, 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “IIIN” and has been trading on NASDAQ since September 28, 2004. As of October 25, 2017, there were 582 shareholders of record. The following table summarizes the high and low sales prices as reported on the NASDAQ Global Select Market and the cash dividends per share declared in fiscal 2017 and 2016:

	Fiscal 2017			Fiscal 2016
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$42.81	$22.50	$1.28	$25.78	$16.19	$1.03
Second Quarter	39.20	32.22	0.03	32.05	18.72	0.03
Third Quarter	36.94	28.94	0.03	32.11	25.40	0.03
Fourth Quarter	34.00	23.20	0.03	37.22	28.33	0.03

We currently pay a quarterly cash dividend of $0.03 per share. In addition to the regular quarterly cash dividend, we paid special cash dividends of $1.25 per share in the first quarter of fiscal 2017 and $1.00 per share in the first quarter of fiscal 2016. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by our Board of Directors each quarter after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans. See Note 7 of the consolidated financial statements for additional discussion with respect to restrictions on our ability to make dividend payments under the terms of our revolving credit facility.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended September 30, 2017. The graph and table assume that $100 was invested on September 29, 2012 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	September 29, 2012	September 28, 2013	September 27, 2014	October 3, 2015	October 1, 2016	September 30, 2017
Insteel Industries, Inc.	$100.00	$140.31	$184.99	$142.88	$338.18	$252.71
Russell 2000	100.00	130.06	135.17	136.85	158.02	190.80
S&P Building Products	100.00	143.86	165.29	200.16	259.63	272.78

Issuer Purchases of Equity Securities

Information regarding our share repurchase authorization is discussed in Note 18 to our consolidated financial statements and incorporated herein by reference.

Rights Agreement

Information regarding our Rights Agreement is discussed in Note 16 to our consolidated financial statements and incorporated herein by reference.

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
	September 30,	October 1,	October 3,	September 27,	September 28,
	2017	2016	2015	2014	2013
Net sales	$388,871	$418,547	$447,504	$408,978	$363,896
Net earnings	22,548	37,245	21,710	16,641	11,735
Net earnings per share (basic)	1.19	1.99	1.18	0.91	0.65
Net earnings per share (diluted)	1.17	1.95	1.15	0.89	0.64
Cash dividends declared	1.37	1.12	0.12	0.12	0.37
Total assets	283,073	292,892	260,239	256,795	212,649
Total debt	-	-	-	-	-
Shareholders’ equity	223,376	224,566	200,215	178,883	161,056

Our August 15, 2014 acquisition of substantially all the assets associated with the PC strand business of American Spring Wire Corporation (the “ASW Acquisition”) may materially affect the comparability of the information reflected in the selected financial data presented in this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this section include forward-looking statements that are subject to numerous risks. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.

Overview

Our operations are entirely focused on the manufacture and marketing of concrete reinforcing products for the concrete construction industry. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer in our industry; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our footprint.

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

We monitor our operating results throughout the year to determine if events or changes in circumstances warrant any interim impairment testing. Otherwise, goodwill will be subject to the required annual impairment test during our fourth quarter. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including the expected future operating cash flows and discount rate, could reduce our estimated fair value in the future and result in an impairment of goodwill. There was no goodwill impairment loss recognized in fiscal 2017.

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

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SERPs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the SERPs was 3.75% for fiscal years 2017 and 2016 and 4.25% for fiscal 2015.

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

We currently expect net periodic pension cost for fiscal 2018 to be $806,000 for the SERPs. Cash contributions to the SERPs during fiscal 2018 are expected to be $358,000.

 A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of September 30, 2017 by approximately $284,000 and $230,000, respectively, and our expected net periodic pension cost for fiscal 2018 by approximately $31,000.

See Note 10 to our consolidated financial statements for the related accounting and disclosures surrounding our terminated pension plan, the Insteel Wire Products Company Retirement Income Plan for Hourly Employees, Wilmington, Delaware (the “Delaware Plan”).

Recent Accounting Pronouncements.

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements and incorporated herein by reference.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	September 30,		October 1,		October 3,
	2017	Change	2016	Change	2015
Net sales	$388,871	(7.1%)	$418,547	(6.5%)	$447,504
Gross profit	59,781	(29.8%)	85,188	46.0%	58,333
Percentage of net sales	15.4%		20.4%		13.0%
Selling, general and administrative expense	$25,508	(2.2%)	$26,069	0.9%	$25,824
Percentage of net sales	6.6%		6.2%		5.8%
Pension plan settlement loss	$-	N/M	$2,539	N/M	$-
Restructuring charges, net	164	42.6%	115	(67.0%)	349
Other expense (income), net	53	(71.0%)	183	N/M	(1,113)
Interest expense	136	(13.9%)	158	(50.6%)	320
Interest income	(248)	49.4%	(166)	N/M	(11)
Effective income tax rate	34.0%		33.8%		34.1%
Net earnings	$22,548	(39.5%)	$37,245	71.6%	$21,710

"N/M" = not meaningful

2017 Compared with 2016

Net Sales

Net sales decreased 7.1% to $388.9 million in 2017 from $418.5 million in 2016 due to lower shipments as average selling prices were essentially unchanged. Shipments in 2017 were unfavorably impacted by adverse weather conditions during the second half of the year including the effect from hurricanes Harvey and Irma on our Texas and Florida facilities together with a reduction in new project activity and competitive pricing pressures.

Gross Profit

Gross profit decreased 29.8% to $59.8 million, or 15.4% of net sales, in 2017 from $85.2 million, or 20.4% of net sales, in 2016. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($16.8 million), the decrease in shipments ($6.4 million) and higher unit conversion costs ($3.4 million). The decrease in spreads was driven by higher raw material costs ($16.2 million) and freight expense ($0.7 million) partially offset by higher average selling prices ($0.1 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) decreased 2.2% to $25.5 million, or 6.6% of net sales, in 2017 from $26.1 million, or 6.2% of net sales, in 2016 primarily due to lower compensation expense ($762,000) together with the relative year-over-year change in the cash surrender value of life insurance policies ($332,000), which was partially offset by higher bad debt ($186,000), travel ($163,000) and employee benefit expense ($160,000). The decrease in compensation expense was largely driven by lower incentive plan expense based on our weaker results in 2017. The cash surrender value of life insurance policies increased $812,000 in 2017 compared with $480,000 in the prior year due to the changes in the value of the underlying investments. The increase in bad debt expense was due to a prior year adjustment to the allowance for doubtful accounts based on our favorable collections experience. The increase in employee benefit costs was primarily due to higher employee supplemental retirement plan expense.

Pension Plan Settlement Loss

A pension plan settlement loss of $2.5 million was incurred in 2016 related to the termination of the Delaware Plan.

Restructuring Charges, Net

Net restructuring charges of $164,000 were incurred in 2017 for equipment relocation costs related to the consolidation of our PC strand facilities. Net restructuring charges of $115,000 were incurred in 2016, which included equipment relocation costs ($186,000), facility closure costs ($89,000) and impairment charges related to the decommissioning of equipment ($20,000) partially offset by a gain on the sale of equipment previously associated with the Newnan, Georgia PC strand facility ($180,000).

Income Taxes

Our effective income tax rate for 2017 increased slightly to 34.0% from 33.8% in 2016 due to changes in permanent book versus tax differences.

Net Earnings

Net earnings decreased to $22.5 million ($1.17 per diluted share) in 2017 from $37.2 million ($1.95 per diluted share) in 2016 primarily due to the decrease in gross profit partially offset by lower SG&A expense and the pension plan settlement loss incurred in 2016.

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

Selling, General and Administrative Expense

SG&A expense increased 0.9% to $26.1 million, or 6.2% of net sales, in 2016 from $25.8 million, or 5.8% of net sales, in 2015 primarily due to higher compensation expense ($1.8 million), which was partially offset by lower employee benefit ($657,000), bad debt ($250,000) and legal expense ($114,000) together with the relative year-over-year change in the cash surrender value of life insurance policies ($441,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in 2016. The decrease in employee benefit costs was primarily related to a reduction in high-dollar health insurance claims. The decrease in bad debt expense was due to an adjustment to the allowance for doubtful accounts based on our favorable collections experience. The cash surrender value of life insurance policies increased $480,000 in 2016 compared with $39,000 in 2015 due to the changes in the value of the underlying investments.

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

Net Earnings

Net earnings increased to $37.2 million ($1.95 per diluted share) in 2016 from $21.7 million ($1.15 per diluted share) in 2015 primarily due to the increase in gross profit partially offset by higher SG&A expense and the pension plan settlement loss.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	September 30,	October 1,	October 3,
	2017	2016	2015
Net cash provided by operating activities	$20,303	$54,536	$35,774
Net cash used for investing activities	(20,880)	(12,972)	(3,039)
Net cash used for financing activities	(26,191)	(15,949)	(2,527)

Cash and cash equivalents	32,105	58,873	33,258
Net working capital	117,873	126,704	105,532
Total debt	-	-	-
Percentage of total capital	-	-	-
Shareholders' equity	$223,376	$224,566	$200,215
Percentage of total capital	100%	100%	100%
Total capital (total debt + shareholders' equity)	$223,376	$224,566	$200,215

Operating Activities

Operating activities provided $20.3 million of cash in 2017 primarily from net earnings adjusted for non-cash items partially offset by an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital used $15.5 million of cash due to an $11.9 million decrease in accounts payable and accrued expenses and a $10.7 million increase in inventories partially offset by a $7.1 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was primarily related to lower raw material purchases near the end of the period along with a decrease in accrued salaries, wages and related expenses. The increase in inventories was due to higher raw material costs and, to a lesser extent, quantities on-hand. The decrease in accounts receivable was primarily due to lower sales during the period.

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

Investing Activities

Investing activities used $20.9 million of cash in 2017 primarily due to $20.6 million of capital expenditures largely related to the expansion of the Houston, Texas PC strand facility and the addition of a new ESM production line at the St. Joseph, Missouri facility. Investing activities used $13.0 million of cash in 2016 primarily due to capital expenditures largely related to the expansion of the Houston facility. Investing activities used $3.0 million of cash in 2015 primarily related to $7.2 million of capital expenditures and the $1.5 million acquisition of an intangible asset from a competitor, which was partially offset by $3.5 million of proceeds from the sale of the real estate and certain of the equipment associated with the Newnan, Georgia PC Strand facility, $1.7 million of insurance proceeds related to the insurance claim for the fire at our Gallatin, Tennessee PC strand facility in 2014 and $0.5 million of post-closing adjustments associated with the ASW Acquisition. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $26.2 million of cash in 2017, $15.9 million in 2016 and $2.5 million in 2015. In 2017, $26.0 million of cash was used for dividend payments (including a special cash dividend of $23.7 million, or $1.25 per share, and regular cash dividends totaling $2.3 million). In 2016, $20.9 million of cash was used for dividend payments (including a special cash dividend of $18.6 million, or $1.00 per share, and regular cash dividends totaling $2.3 million), which was partially offset by $5.1 million of proceeds from the exercise of stock options. In 2015, $2.2 million of cash was used for dividend payments and $0.2 million for financing costs that were incurred in connection with the amendment of our revolving credit facility.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 30, 2017, no borrowings were outstanding on the Credit Facility, $85.4 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million (see Note 7 to the consolidated financial statements). As of October 1, 2016, there were no borrowings outstanding on the Credit Facility.

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

During 2017, we were unable to fully recover the escalation in our raw material costs through price increases due to the weakening in demand and competitive pricing pressures. During the second half of 2016, our raw material costs rose over most of the period due to increasing scrap costs for wire rod producers which we were generally able to recover through price increases. During 2015 and through the first half of 2016, wire rod prices declined through most of the period due to reductions in scrap costs which favorably impacted our margins after the higher cost inventory we had purchased in earlier periods was consumed. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at September 30, 2017 are as follows:

Payments Due by Period
(In thousands)

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Contractual obligations:
Raw material purchase commitments(1)	$28,897	$28,897	$-	$-	$-
Supplemental employee retirement plan obligations	20,208	358	561	783	18,506
Operating leases	1,621	984	634	3	-
Trade letters of credit	1,781	1,781	-	-	-
Commitment fee on unused portion of credit facility	855	320	535	-	-
Other unconditional purchase obligations(2)	15,498	15,498	-	-	-
Total	$68,860	$47,838	$1,730	$786	$18,506

(1)Non-cancelable purchase commitments for raw materials.
(2)Contractual commitments for capital expenditures.

Outlook

As we look ahead to 2018, we expect improved conditions in our construction end-markets. Customer sentiment remains positive and we expect the infrastructure-related portion of our business will be favorably impacted by higher state and local funding in many of our markets. We also expect to benefit from modest increases in nonresidential construction together with the continued recovery of the housing market. We believe the recent compression in spreads that we have experienced will diminish as these factors begin to drive increased demand for our products.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the realization of additional operating synergies associated with the ASW Acquisition and the related reconfiguration of our PC strand operations as we ramp up the new raw material cleaning and production lines at our Houston plant. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth. In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

The statements contained in this section are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2017 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $21.7 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of September 30, 2017, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 30, 2017. During 2017, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(a)     Financial Statements

(b) Supplementary Data

Selected quarterly financial data for 2017 and 2016 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except per share and price data)

	Quarter Ended
	December 31	April 1	July 1	September 30
2017
Operating results:
Net sales	$93,888	$101,159	$96,938	$96,886
Gross profit	13,010	18,294	16,676	11,801
Net earnings	4,460	7,420	6,869	3,799
Net earnings per share:
Basic	0.24	0.39	0.36	0.20
Diluted	0.23	0.39	0.36	0.20

	Quarter Ended
	January 2	April 2	July 2	October 1
2016
Operating results:
Net sales	$92,391	$107,414	$115,629	$103,113
Gross profit	16,423	18,615	27,547	22,603
Net earnings	6,708	7,152	13,531	9,854
Net earnings per share:
Basic	0.36	0.38	0.72	0.52
Diluted	0.36	0.38	0.71	0.51

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	September 30,	October 1,	October 3,
	2017	2016	2015
Net sales	$388,871	$418,547	$447,504
Cost of sales	329,090	333,359	389,171
Gross profit	59,781	85,188	58,333
Selling, general and administrative expense	25,508	26,069	25,824
Pension plan settlement loss	-	2,539	-
Restructuring charges, net	164	115	349
Other expense (income), net	53	183	(1,113)
Interest expense	136	158	320
Interest income	(248)	(166)	(11)
Earnings before income taxes	34,168	56,290	32,964
Income taxes	11,620	19,045	11,254
Net earnings	$22,548	$37,245	$21,710

Net earnings per share:
Basic	$1.19	$1.99	$1.18
Diluted	1.17	1.95	1.15

Cash dividends declared	1.37	1.12	0.12

Weighted average shares outstanding:
Basic	19,011	18,754	18,418
Diluted	19,217	19,055	18,803

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 30,	October 1,	October 3,
	2017	2016	2015

Net earnings	$22,548	$37,245	$21,710

Pension plan settlement, net of income taxes of ($733)	-	1,197	-
Adjustment to defined benefit plan liability, net of income taxes of ($127), $363 and $218	208	(592)	(356)
Other comprehensive income (loss)	208	605	(356)

Comprehensive income	$22,756	$37,850	$21,354

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	October 1,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$32,105	$58,873
Accounts receivable, net	40,284	47,389
Inventories	81,853	71,186
Other current assets	5,949	3,039
Total current assets	160,191	180,487
Property, plant and equipment, net	98,670	88,193
Intangibles, net	7,913	9,063
Goodwill	6,965	6,965
Other assets	9,334	8,184
Total assets	$283,073	$292,892

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$33,651	$42,759
Accrued expenses	8,667	11,024
Total current liabilities	42,318	53,783
Other liabilities	17,379	14,543
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	-	-
Common stock, $1 stated value
Authorized shares: 50,000
Issued and outstanding shares: 2017, 19,041; 2016, 18,976	19,041	18,976
Additional paid-in capital	69,817	67,817
Retained earnings	135,851	139,314
Accumulated other comprehensive loss	(1,333)	(1,541)
Total shareholders’ equity	223,376	224,566
Total liabilities and shareholders’ equity	$283,073	$292,892

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at September 27, 2014	18,377	$18,377	$58,867	$103,429	$(1,790)	$178,883
Net earnings				21,710		21,710
Other comprehensive loss(1)					(356)	(356)
Stock options exercised	24	24	176			200
Vesting of restricted stock units	65	65	(65)			-
Compensation expense associated with stock-based plans			2,298			2,298
Excess tax benefits from stock-based compensation			169			169
Restricted stock units and stock options surrendered for withholding taxes payable			(478)			(478)
Cash dividends declared				(2,211)		(2,211)
Balance at October 3, 2015	18,466	18,466	60,967	122,928	(2,146)	200,215
Net earnings				37,245		37,245
Other comprehensive income(1)					605	605
Stock options exercised	463	463	4,602			5,065
Vesting of restricted stock units	47	47	(47)			-
Compensation expense associated with stock-based plans			2,439			2,439
Excess tax benefits from stock-based compensation			1,717			1,717
Restricted stock units and stock options surrendered for withholding taxes payable			(1,861)			(1,861)
Cash dividends declared				(20,859)		(20,859)
Balance at October 1, 2016	18,976	18,976	67,817	139,314	(1,541)	224,566
Net earnings				22,548		22,548
Other comprehensive income(1)					208	208
Stock options exercised	26	26	81			107
Vesting of restricted stock units	39	39	(39)			-
Compensation expense associated with stock-based plans			2,245			2,245
Excess tax benefits from stock-based compensation			537			537
Restricted stock units and stock options surrendered for withholding taxes payable			(824)			(824)
Cash dividends declared				(26,011)		(26,011)
Balance at September 30, 2017	19,041	$19,041	$69,817	$135,851	$(1,333)	$223,376

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2015 $218, 2016 ($370) and 2017 ($127).

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	September 30,	October 1,	October 3,
	2017	2016	2015
Cash Flows From Operating Activities:
Net earnings	$22,548	$37,245	$21,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,649	11,544	11,934
Amortization of capitalized financing costs	65	65	89
Stock-based compensation expense	2,245	2,439	2,298
Deferred income taxes	2,503	536	333
Pension plan settlement loss, net of cash contributed	-	620	-
Asset impairment charges	-	20	543
Excess tax benefits from stock-based compensation	(537)	(1,717)	(169)
Loss (gain) on sale and disposition of property, plant and equipment	64	61	(2,652)
Increase in cash surrender value of life insurance policies over premiums paid	(812)	(480)	(39)
Net changes in assets and liabilities:
Accounts receivable, net	7,105	(607)	4,266
Inventories	(10,667)	(5,177)	15,890
Accounts payable and accrued expenses	(11,930)	9,009	(17,861)
Other changes	(1,930)	978	(568)
Total adjustments	(2,245)	17,291	14,064
Net cash provided by operating activities	20,303	54,536	35,774

Cash Flows From Investing Activities:
Capital expenditures	(20,575)	(12,977)	(7,153)
Proceeds from surrender of life insurance policies	100	140	40
Increase in cash surrender value of life insurance policies	(405)	(375)	(328)
Acquisition of intangible asset	-	-	(1,460)
Acquisition of business	-	-	480
Proceeds from sale of assets held for sale	-	180	3,537
Proceeds from fire loss insurance	-	-	1,713
Proceeds from sale of property, plant and equipment	-	60	132
Net cash used for investing activities	(20,880)	(12,972)	(3,039)

Cash Flows From Financing Activities:
Proceeds from long-term debt	404	328	60,978
Principal payments on long-term debt	(404)	(328)	(60,978)
Cash dividends paid	(26,011)	(20,859)	(2,211)
Cash received from exercise of stock options	107	5,065	200
Excess tax benefits from stock-based compensation	537	1,717	169
Payment of employee tax withholdings related to net share transactions	(824)	(1,861)	(478)
Financing costs	-	(11)	(207)
Net cash used for financing activities	(26,191)	(15,949)	(2,527)

Net increase (decrease) in cash and cash equivalents	(26,768)	25,615	30,208
Cash and cash equivalents at beginning of period	58,873	33,258	3,050
Cash and cash equivalents at end of period	$32,105	$58,873	$33,258

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$143
Income taxes, net	9,300	19,184	7,805
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	465	1,746	570
Restricted stock units and stock options surrendered for withholding taxes payable	824	1,861	478

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2017, OCTOBER 1, 2016 AND OCTOBER 3, 2015

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

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2017 and 2016 were 52-week periods and fiscal year 2015 was a 53-week period. All references to years relate to fiscal years rather than calendar years.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 5 - 15 years. Depreciation expense was approximately $10.5 million in 2017, $10.4 million in 2016 and $10.9 million in 2015 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statements of operations. No interest costs were capitalized in 2017, 2016 and 2015.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2017. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Other assets. Other assets consist principally of capitalized financing costs and the cash surrender value of life insurance policies. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the term of the related credit agreement, and reflected in interest expense in the consolidated statements of operations.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how and non-competition agreements that are being amortized on a straight-line basis over their finite useful lives (see Note 6 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values.

There were no impairment losses in 2017. During 2016 and 2015, we recorded $20,000 and $0.3 million, respectively, of impairment charges related to long-lived assets resulting from the consolidation of our PC strand operations with the closure of the Newnan, Georgia facility (see Note 4 to the consolidated financial statements).

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

(3) Recent Accounting Pronouncements

Future Adoptions

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance to changes in the terms and conditions of a share-based payment award. ASU No. 2017-09 will become effective for us in the first quarter of fiscal 2020. We are evaluating the impact that the adoption of this update will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of fiscal 2019. While we have not yet identified any material changes in the timing of revenue recognition, our evaluation is ongoing and not complete.

(4) Restructuring Charges

In 2014 we purchased substantially all of the assets associated with the PC strand business of American Spring Wire Corporation (“ASW Acquisition”). Subsequent to the ASW Acquisition, in 2014, we incurred employee separation costs for staffing reductions associated with the acquisition. In February 2015, we elected to consolidate our PC strand operations with the closure of the Newnan, Georgia facility that had been acquired through the ASW Acquisition, which was completed in March 2015.

Following is a summary of the restructuring activities and associated costs that were incurred during 2017, 2016 and 2015:

			Severance and
(In thousands)	Asset Impairment	Equipment	Other Employee Separation	Facility	Gain on Sale of Property
	Charges	Relocation Costs	Costs	Closure Costs	and Equipment	Total
2017
Liability as of October 1, 2016	$-	$31	$239	$-	$-	$270
Restructuring charges	-	164	-	-	-	164
Cash payments	-	(195)	(239)	-	-	(434)
Non-cash charges	-	-	-	-	-	-
Liability as of September 30, 2017	$-	$-	$-	$-	$-	$-

2016
Liability as of October 3, 2015	$-	$-	$735	$-	$-	$735
Restructuring charges (recoveries)	20	186	-	89	(180)	115
Cash payments	-	(155)	(496)	(89)	-	(740)
Non-cash charges	(20)	-	-	-	180	160
Liability as of October 1, 2016	$-	$31	$239	$-	$-	$270

2015
Liability as of September 27, 2014	$-	$-	$1,208	$-	$-	$1,208
Restructuring charges (recoveries)	543	79	75	547	(895)	349
Cash payments	-	(79)	(548)	(547)	-	(1,174)
Non-cash charges	(543)	-	-	-	895	352
Liability as of October 3, 2015	$-	$-	$735	$-	$-	$735

As of October 1, 2016, we recorded restructuring liabilities amounting to $0.3 million on our consolidated balance sheet, including $0.1 million in accounts payable and $0.2 million in accrued expenses. We do not currently expect to incur any additional restructuring charges during 2018 related to the consolidation of our PC strand operations.

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

As of September 30, 2017 and October 1, 2016, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Year ended September 30, 2017:
Current assets:
Cash equivalents	$31,659	$31,659	$-
Other assets:
Cash surrender value of life insurance policies	9,026	-	9,026
Total	$40,685	$31,659	$9,026

Year ended October 1, 2016:
Current assets:
Cash equivalents	$58,846	$58,846	$-
Other assets:
Cash surrender value of life insurance policies	7,909	-	7,909
Total	$66,755	$58,846	$7,909

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

As of September 30, 2017 and October 1, 2016, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Year ended September 30, 2017:
Customer relationships	20.0	$6,500	$(1,018)	$5,482
Developed technology and know-how	20.0	1,800	(283)	1,517
Non-competition agreements	4.8	3,577	(2,663)	914
		$11,877	$(3,964)	$7,913

Year ended October 1, 2016:
Customer relationships	20.0	$6,500	$(693)	$5,807
Developed technology and know-how	20.0	1,800	(192)	1,608
Non-competition agreements	4.8	3,577	(1,929)	1,648
		$11,877	$(2,814)	$9,063

Amortization expense for intangibles was $1.2 million in 2017 and 2016 and $1.1 million in 2015. Amortization expense for the next five years, assuming no change in the estimated useful lives of identified intangible assets, is $918,000 in 2018, $705,000 in 2019, $537,000 in 2020 and $414,000 in 2021 and 2022.

(7) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 30, 2017, no borrowings were outstanding on the Credit Facility, $85.4 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million. As of October 1, 2016, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of September 30, 2017, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of September 30, 2017, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $65,000 in 2017 and 2016 and $89,000 in 2015. Accumulated amortization of capitalized financing costs was $4.6 million as of September 30, 2017 and $4.5 million as of October 1, 2016. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2018	$65
2019	65
2020	41
2021	-
2022	-

(8) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of September 30, 2017, there were 433,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options is as follows:

	Year Ended
	September 30,	October 1,	October 3,
(In thousands)	2017	2016	2015
Stock options:
Compensation expense	$1,007	$988	$1,007

The remaining unrecognized compensation cost related to unvested options at September 30, 2017 was $330,000, which is expected to be recognized over a weighted average period of 1.49 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2017, 2016 and 2015 were $11.08, $9.92 and $7.10 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 30,	October 1,	October 3,
	2017	2016	2015
Expected term (in years)	5.14	5.45	5.72
Risk-free interest rate	1.98%	1.30%	2.18%
Expected volatility	38.32%	39.00%	37.99%
Expected dividend yield	0.37%	0.48%	0.61%

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

The following table summarizes stock option activity:

		Exercise Price				Contractual	Aggregate
		Per Share				Term -	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average (in years)	(in thousands)
Outstanding at September 27, 2014	871	$6.89	-	$20.50	$14.23
Granted	134	18.05	-	21.96	19.89
Exercised	(27)	6.89	-	11.15	9.17		$328
Forfeited	(55)	9.16	-	21.96	15.37
Outstanding at October 3, 2015	923	7.55	-	21.96	15.14
Granted	99	23.95	-	34.49	28.47
Exercised	(651)	7.55	-	21.96	13.93		8,718
Outstanding at October 1, 2016	371	9.16	-	34.49	20.81
Granted	88	26.75	-	37.06	30.93
Exercised	(67)	9.16	-	23.95	19.05		1,212
Outstanding at September 30, 2017	392	9.16	-	37.06	23.40	7.64	1,845

Vested and anticipated to vest in future at September 30, 2017	388				23.36	7.63	1,837

Exercisable at September 30, 2017	194				19.05	6.41	1,491

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. RSU grants and compensation expense are as follows:

	Year Ended
	September 30,	October 1,	October 3,
(In thousands)	2017	2016	2015
Restricted stock unit grants:
Units	37	57	62
Market value	$1,180	$1,516	$1,253
Compensation expense	1,238	1,451	1,291

The remaining unrecognized compensation cost related to unvested RSUs on September 30, 2017 was $548,000 which is expected to be recognized over a weighted average period of 1.69 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2014	197	$15.68
Granted	62	20.33
Forfeited	(13)	17.52
Released	(89)	12.86
Balance, October 3, 2015	157	18.96
Granted	57	26.57
Forfeited	(2)	23.95
Released	(67)	17.95
Balance, October 1, 2016	145	22.35
Granted	37	31.95
Released	(54)	20.43
Balance, September 30, 2017	128	25.92

(9) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	September 30,	October 1,	October 3,
(Dollars in thousands)	2017	2016	2015
Current:
Federal	$8,269	$17,075	$10,149
State	848	1,434	772
	9,117	18,509	10,921
Deferred:
Federal	2,455	396	222
State	48	140	111
	2,503	536	333

Income taxes	$11,620	$19,045	$11,254

Effective income tax rate	34.0%	33.8%	34.1%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	September 30, 2017		October 1, 2016		October 3, 2015
Provision for income taxes at federal statutory rate	$11,959	35.0%	$19,701	35.0%	$11,537	35.0%
Qualified production activities deduction	(768)	(2.2)	(1,596)	(2.8)	(1,005)	(3.0)
Valuation allowance	(29)	(0.1)	(213)	(0.4)	(55)	(0.2)
State income taxes, net of federal tax benefit	598	1.8	1,093	1.9	612	1.9
Other, net	(140)	(0.5)	60	0.1	165	0.4
Provision for income taxes	$11,620	34.0%	$19,045	33.8%	$11,254	34.1%

The components of deferred tax assets and liabilities are as follows:

	September 30,	October 1,
(In thousands)	2017	2016
Deferred tax assets:
Defined benefit plans	$3,556	$3,497
Accrued expenses and asset reserves	3,069	2,942
Stock-based compensation	1,907	1,652
State net operating loss carryforwards and tax credits	284	354
Goodwill, amortizable for tax purposes	-	277
Valuation allowance	(251)	(280)
Deferred tax assets	8,565	8,442

Deferred tax liabilities:
Plant and equipment	(15,093)	(12,915)
Prepaid insurance and other reserves	(1,575)	(999)
Deferred tax liabilities	(16,668)	(13,914)
Net deferred tax liability	$(8,103)	$(5,472)

As of September 30, 2017, we recorded a non-current deferred tax liability (net of valuation allowance) of $8.1 million in other liabilities on our consolidated balance sheet. As of October 1, 2016, we recorded a non-current deferred tax liability (net of valuation allowance) of $5.5 million in other liabilities on our consolidated balance sheet. We have $7.4 million of state net operating loss carryforwards  (“NOLs”) that begin to expire in 2018, but principally expire between 2018 and 2031. We have also recorded deferred tax assets for various state tax credits of $46,000, which will begin to expire in 2019 and principally expire between 2019 and 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a valuation allowance against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully utilized. As of September 30, 2017, we had recorded a valuation allowance of $251,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state net operating loss carryforwards against which an allowance had previously been provided or determine that such utilization is more likely than not. The $29,000 decrease in the valuation allowance during 2017 is primarily due to the reduction in enacted state tax rates and the expiration of state NOLs for which an allowance had been previously recorded.

As of September 30, 2017, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2017, 2016 and 2015.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2012 remain subject to examination.

(10) Employee Benefit Plans

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

During 2016, we terminated the Delaware Plan and settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. As of October 1, 2016, there were no remaining plan assets. We made contributions totaling $1.9 million and $234,000 to the Delaware Plan during 2016 and 2015, respectively.

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

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized in our consolidated balance sheets for the Delaware Plan is as follows:

	Year Ended
	October 1,	October 3,
(In thousands)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$3,463	$3,078
Interest cost	147	130
Actuarial loss	324	514
Plan settlement	290	-
Distributions	(4,224)	(259)
Benefit obligation at end of year	$-	$3,463

Change in plan assets:
Fair value of plan assets at beginning of year	$2,201	$2,253
Actual return on plan assets	104	(27)
Employer contributions	1,919	234
Plan settlement	(4,003)	-
Distributions	(221)	(259)
Fair value of plan assets at end of year	$-	$2,201

Reconciliation of funded status to net amount recognized:
Funded status	$-	$(1,263)
Net amount recognized	$-	$(1,263)

Amounts recognized on the consolidated balance sheet:
Accrued benefit liability	$-	$(1,263)
Accumulated other comprehensive loss (net of tax)	-	1,197
Net amount recognized	$-	$(66)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$-	$1,930
Net amount recognized	$-	$1,930

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	$685	$723
Amortization of net loss	(76)	(53)
Settlement loss	(2,539)	-
Total recognized in other comprehensive income (loss)	$(1,930)	$670

Net periodic pension cost for the Delaware Plan includes the following components:

	Year Ended
	October 1,	October 3,
(In thousands)	2016	2015
Interest cost	$147	$130
Expected return on plan assets	(175)	(181)
Settlement loss recognized	2,539	-
Amortization of net loss	76	53
Net periodic pension cost	$2,587	$2

The assumptions used in the valuation of the Delaware Plan are as follows:

	Measurement Date
	October 1,	October 3,
	2016	2015
Assumptions at year-end:
Discount rate	3.75%	4.25%
Expected long-term rate of return on assets	N/A	8.00%

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

The Delaware Plan had a long-term target asset mix of 60% equities and 40% fixed income. The asset allocations for the Delaware Plan as of October 3, 2015 were as follows:

Percentage of Plan Assets at Measurement Date
Large-cap equities	37.6%
Mid-cap equities	7.7%
Small-cap equities	8.2%
International equities	8.8%
Fixed income securities	37.3%
Cash and cash equivalents	0.4%

Supplemental employee retirement plan. We have Retirement Security Agreements (each, a “SERP”) with certain of our employees (each, a “Participant”). Under the SERPs, if the Participant remains in continuous service with us for a period of at least 30 years, we will pay them a supplemental retirement benefit for the 15-year period following their retirement equal to 50% of their highest average annual base salary for five consecutive years in the 10-year period preceding their retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with us, but has completed at least 10 years of continuous service, the amount of their supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that they were employed by us. In 2005, we revised the SERPs to add Participants and increase benefits to certain existing Participants.

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SERPs in our consolidated balance sheets is as follows:

	Year Ended
	September 30,	October 1,	October 3,
(In thousands)	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$9,159	$7,821	$7,480
Service cost	344	263	287
Interest cost	338	326	323
Actuarial (gain) loss	(162)	1,039	21
Distributions	(290)	(290)	(290)
Benefit obligation at end of year	$9,389	$9,159	$7,821

Change in plan assets:
Actual employer contributions	$290	$290	$290
Actual distributions	(290)	(290)	(290)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(9,389)	$(9,159)	$(7,821)
Net amount recognized	$(9,389)	$(9,159)	$(7,821)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$2,149	$2,485	$1,531
Net amount recognized	$2,149	$2,485	$1,531

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$(162)	$1,039	$21
Amortization of net loss	(174)	(85)	(117)
Total recognized in other comprehensive income (loss)	$(336)	$954	$(96)

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
	September 30,	October 1,	October 3,
(In thousands)	2017	2016	2015
Service cost	$344	$263	$287
Interest cost	338	326	323
Amortization of net loss	174	85	117
Net periodic pension cost	$856	$674	$727

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2018 is $150,000.

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	September 30,	October 1,	October 3,
	2017	2016	2015
Assumptions at year-end:
Discount rate	3.75%	3.75%	4.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	In thousands
2018	$358
2019	320
2020	240
2021	240
2022	543
2023- 2027	3,652

As noted above, the SERPs were revised in 2005 to add Participants and increase benefits to certain existing Participants. However, for certain Participants we still maintain the benefits of the respective SERPs that were in effect prior to the 2005 changes, which entitle them to fixed cash benefits upon retirement at age 65, payable annually for 15 years. These SERPs are supported by life insurance policies on the Participants that are purchased and owned by us. The cash benefits paid under these SERPs were $40,000 in 2017 and 25,000 in 2016 and 2015. The expense attributable to these SERPs was $34,000 in 2017, $26,000 in 2016 and $23,000 in 2015.

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. During 2015 to 2017, we matched employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that was contributed by employees. Our contributions to the Plan were $1.1 million in 2017 and $1.0 million in 2016 and 2015.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $5.6 million in 2017, $5.4 million in 2016 and $6.3 million in 2015. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(11) Commitments and Contingencies

Insurance recoveries. During August and September of 2017, operations at our four manufacturing facilities located in Texas and Florida were adversely affected by hurricanes Harvey and Irma. We are in the process of completing the supporting analysis for insurance claims relating to the business interruption and property damage resulting from the storm.

During 2014, a fire occurred at our Gallatin, Tennessee PC strand manufacturing facility, damaging a portion of the facility and requiring the temporary curtailment of operations until the necessary repairs were completed. In response, we reassigned a portion of our strand production requirements to our facility located in Sanderson, Florida, which was operating at a reduced utilization level. During the first quarter of 2015, we completed the remainder of the repairs and the Gallatin facility was fully operational.

We maintained general liability, business interruption and replacement cost property insurance coverage on our facilities that was sufficient to cover the losses incurred from the fire. We received $2.0 million of insurance proceeds in 2015 related to the expenses that were incurred and capital outlays that were required to replace property and equipment damaged in the fire. During 2015, the insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($244,000) and SG&A expense ($69,000) on our consolidated statement of operations. The insurance proceeds attributable to the property and equipment damaged in the fire were reported in cash flows from investing activities and all other insurance proceeds received were reported in cash flows from operating activities on our consolidated statement of cash flows. We reached a final settlement on this claim with our insurance carrier during the third quarter of 2015.

Leases and purchase commitments. We lease a portion of our equipment under operating leases that expire at various dates through 2022. Additionally, we leased our facility in Houston, Texas through September 30, 2017 and subsequently exercised the $4.9 million purchase option under the lease on October 2, 2017. Under most lease agreements, we pay insurance, taxes and maintenance. Rental expense for operating leases was $1.8 million in 2017, 2016 and 2015. As of September 30, 2017, minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2018, $984,000; 2019, $498,000; 2020 $136,000; 2021, $2,000 and 2022 and beyond, $1,000.

As of September 30, 2017, we had $28.9 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $15.5 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in the consolidated financial statements.

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

(12) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	September 30,	October 1,	October 3,
(In thousands, except per share amounts)	2017	2016	2015
Net earnings	$22,548	$37,245	$21,710

Basic weighted average shares outstanding	19,011	18,754	18,418
Dilutive effect of stock-based compensation	206	301	385
Diluted weighted average shares outstanding	19,217	19,055	18,803

Net earnings per share:
Basic	$1.19	$1.99	$1.18
Diluted	1.17	1.95	1.15

Options and RSUs representing 76,000 shares in 2017, 51,000 shares in 2016 and 144,000 shares in 2015 were antidilutive and were not included in the diluted EPS computation.

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

Our net sales and long-lived assets (consisting of net property, plant and equipment, the cash surrender value of life insurance policies, goodwill and intangible assets) by geographic region are as follows:

	Year Ended
	September 30,	October 1,	October 3,
(In thousands)	2017	2016	2015
Net sales:
United States	$387,199	$416,391	$444,475
Foreign	1,672	2,156	3,029
Total	$388,871	$418,547	$447,504

Long-lived assets:
United States	$122,574	$112,130	$108,557
Foreign	-	-	-
Total	$122,574	$112,130	$108,557

Our net sales by product line are as follows:

	Year Ended
	September 30,	October 1,	October 3,
(In thousands)	2017	2016	2015
Net sales:
Welded wire reinforcement	$239,522	$256,801	$255,219
Prestressed concrete strand	149,349	161,746	192,285
Total	$388,871	$418,547	$447,504

There were no customers that accounted for 10% or more of our net sales in 2017, 2016 and 2015.

(14) Related Party Transactions

Sales to a company affiliated with one of our directors amounted to $622,000 in 2017, $420,000 in 2016 and $361,000 in 2015.

(15) Other Financial Data

Balance sheet information:

	September 30,	October 1,
(In thousands)	2017	2016
Accounts receivable, net:
Accounts receivable	$40,485	$47,680
Less allowance for doubtful accounts	(201)	(291)
Total	$40,284	$47,389

Inventories:
Raw materials	$51,808	$45,032
Work in process	2,637	2,788
Finished goods	27,408	23,366
Total	$81,853	$71,186

Other current assets:
Prepaid insurance	$3,796	$1,805
Income taxes receivable	925	205
Other	1,228	1,029
Total	$5,949	$3,039

Other assets:
Cash surrender value of life insurance policies	$9,026	$7,909
Capitalized financing costs, net	105	170
Other	203	105
Total	$9,334	$8,184

Property, plant and equipment, net:
Land and land improvements	$12,177	$9,619
Buildings	50,373	43,739
Machinery and equipment	153,484	143,789
Construction in progress	5,641	11,318
	221,675	208,465
Less accumulated depreciation	(123,005)	(120,272)
Total	$98,670	$88,193

Accrued expenses:
Salaries, wages and related expenses	$5,520	$6,619
Property taxes	1,384	1,328
Customer rebates	1,015	1,296
Workers' compensation	116	127
Sales allowance reserves	21	577
Restructuring liabilities	-	239
Other	611	838
Total	$8,667	$11,024

Other liabilities:
Deferred compensation	$9,276	$9,071
Deferred income taxes	8,103	5,472
Total	$17,379	$14,543

(16) Rights Agreement

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

(18) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of September 30, 2017, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during 2017, 2016 and 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Insteel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 30, 2017 and October 1, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II, as listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insteel Industries, Inc. and subsidiaries as of September 30, 2017 and October 1, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 27, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 27, 2017

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2017, OCTOBER 1, 2016 AND OCTOBER 3, 2015

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	September 30,	October 1,	October 3,
	2017	2016	2015
Balance, beginning of year	$291	$638	$888
Amounts charged to earnings	(57)	(244)	5
Write-offs, net of recoveries	(33)	(103)	(255)
Balance, end of year	$201	$291	$638

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2017. During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2017, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Insteel Industries, Inc.:

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2017, and our report dated October 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 27, 2017

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a Code of Business Conduct that applies to all directors, officers and employees which is available on our web site at https://insteelgcs.gcs-web.com/corporate-governance/governance-documents. To the extent permissible under applicable law (the rules of the SEC or NASDAQ listing standards), we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on our web site any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law (the rules of the SEC or NASDAQ listing standards). Our web site does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Three: Ratification of the Appointment of Grant Thornton LLP” in our Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(a)(3) Exhibits

The list of exhibits filed as part of this annual report is set forth on the Exhibit Index immediately preceding the signatures to this annual report and is incorporated herein by reference.

(b) Exhibits

See Exhibit Index on pages 49 and 50.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

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

3.5	Bylaws of the Company (as last amended December 19, 2016) (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on January 19, 2017).
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

EXHIBIT INDEX

Exhibit Number	Description

10.9*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).
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

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 30, 2017.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed on October 27, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 30, 2017, October 1, 2016 and October 3, 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, October 1, 2016 and October 3, 2015, (iii) the Consolidated Balance Sheets as of September 30, 2017 and October 1, 2016, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2017, October 1, 2016 and October 3, 2015, (v) the Consolidated Statements of Shareholders’ Equity as of September 30, 2017, October 1, 2016 and October 3, 2015 and (vi) the Notes to Consolidated Financial Statements.

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

INSTEEL INDUSTRIES, INC.

Registrant

Date: October 27, 2017	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 27, 2017 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ JON M. RUTH JON M. RUTH	Director

/s/ JOSEPH A. RUTKOWSKI JOSEPH A. RUTKOWSKI	Director

/s/ G. KENNEDY THOMPSON G. KENNEDY THOMPSON	Director