Form 10-Q
period 2017-12-30
INSTEEL INDUSTRIES INC
filed 2018-01-18
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of January 17, 2018 was 19,041,046.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2017	2016

Net sales	$97,741	$93,888
Cost of sales	86,080	80,878
Gross profit	11,661	13,010
Selling, general and administrative expense	5,763	6,264
Restructuring charges, net	-	48
Other expense (income), net	19	(10)
Interest expense	28	34
Interest income	(76)	(52)
Earnings before income taxes	5,927	6,726
Income taxes	(2,184)	2,266
Net earnings	$8,111	$4,460

Net earnings per share:
Basic	$0.43	$0.23
Diluted	0.42	0.23

Weighted average shares outstanding:
Basic	19,041	18,980
Diluted	19,224	19,209

Cash dividends declared per share	$1.03	$1.28

Comprehensive income	$8,111	$4,460

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 30,	September 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$37,336	$32,105
Accounts receivable, net	39,769	40,284
Inventories	70,918	81,853
Other current assets	5,101	5,949
Total current assets	153,124	160,191
Property, plant and equipment, net	102,891	98,670
Intangibles, net	10,634	7,913
Goodwill	8,293	6,965
Other assets	9,698	9,334
Total assets	$284,640	$283,073

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,992	$33,651
Accrued expenses	5,411	8,667
Dividends payable	19,612	-
Total current liabilities	56,015	42,318
Other liabilities	16,515	17,379
Commitments and contingencies
Shareholders' equity:
Common stock	19,041	19,041
Additional paid-in capital	70,052	69,817
Retained earnings	124,350	135,851
Accumulated other comprehensive loss	(1,333)	(1,333)
Total shareholders' equity	212,110	223,376
Total liabilities and shareholders' equity	$284,640	$283,073

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2017	2016
Cash Flows From Operating Activities:
Net earnings	$8,111	$4,460
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,176	3,018
Amortization of capitalized financing costs	16	16
Stock-based compensation expense	235	257
Deferred income taxes	(2,069)	1,187
Loss on sale and disposition of property, plant and equipment	17	36
Increase in cash surrender value of life insurance policies over premiums paid	(256)	(73)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	515	3,234
Inventories	10,935	9,596
Accounts payable and accrued expenses	(6,793)	(17,412)
Other changes	877	(425)
Total adjustments	6,653	(566)
Net cash provided by operating activities	14,764	3,894

Cash Flows From Investing Activities:
Capital expenditures	(6,080)	(5,417)
Acquisition of business	(3,300)	-
Proceeds from surrender of life insurance policies	41	-
Increase in cash surrender value of life insurance policies	(194)	(221)
Net cash used for investing activities	(9,533)	(5,638)

Cash Flows From Financing Activities:
Proceeds from long-term debt	90	97
Principal payments on long-term debt	(90)	(97)
Cash received from exercise of stock options	-	35
Payment of employee tax withholdings related to net share transactions	-	(144)
Net cash used for financing activities	-	(109)

Net increase (decrease) in cash and cash equivalents	5,231	(1,853)
Cash and cash equivalents at beginning of period	32,105	58,873
Cash and cash equivalents at end of period	$37,336	$57,020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$(7)	$44
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,005	1,487
Declaration of cash dividends to be paid	19,612	24,298
Restricted stock units and stock options surrendered for withholding taxes payable	-	144

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2017	19,041	$19,041	$69,817	$135,851	$(1,333)	$223,376
Net earnings				8,111		8,111
Compensation expense associated with stock-based plans			235			235
Cash dividends declared				(19,612)		(19,612)
Balance at December 30, 2017	19,041	$19,041	$70,052	$124,350	$(1,333)	$212,110

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The September 30, 2017 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 30, 2017 included in our Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that we consider necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2018 or future periods.

We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  We adopted this update during the current quarter. One provision within ASU No. 2016-09 requires that excess income tax benefits and deficiencies related to share-based payments be recognized within income tax expense as a discrete event in the period in which they occur, rather than within additional paid-in capital on our consolidated balance sheet on a prospective basis. There was no impact from this provision on income tax expense in the current quarter. The impact of this provision on our future results of operations is difficult to predict as it will depend in part on the market prices for the shares of our common stock on the dates there are taxable events related to the share-based awards. In connection with another provision within ASU No. 2016-09, we have elected to account for forfeitures of share-based awards as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption. We also adopted the provisions related to changes on the consolidated statements of cash flows on a retrospective basis. As a result, we no longer classify excess income tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $100,000 for the three months ended December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory,” which requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. We adopted ASU No. 2015-11 during the current quarter. The adoption of this update did not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance to changes in the terms and conditions of a share-based payment award. ASU No. 2017-09 will become effective for us in the first quarter of fiscal 2020. We are evaluating the impact that the adoption of this update will have on our consolidated financial statements.

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

(3) Restructuring Charges

In fiscal 2014, we purchased substantially all of the assets associated with the prestressed concrete strand (“PC strand”) business of American Spring Wire Corporation (the “ASW Acquisition”). Subsequent to the ASW Acquisition, in fiscal 2014, we incurred employee separation costs for staffing reductions associated with the acquisition. In February 2015, we elected to consolidate our PC strand operations with the closure of the Newnan, Georgia facility that had been acquired through the ASW Acquisition, which was completed in March 2015.

Following is a summary of the restructuring activities and associated costs that were incurred during the prior year three-month period ended December 31, 2016:

		Severance and
(In thousands)	Equipment	Other Employee
	Relocation Costs	Separation Costs	Total
Liability as of October 1, 2016	$31	$239	$270
Restructuring charges	48	-	48
Cash payments	(79)	(74)	(153)
Liability as of December 31, 2016	$-	$165	$165

We do not expect to incur any additional restructuring charges during fiscal 2018 related to the consolidation of our PC strand operations.

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

As of December 30, 2017 and September 30, 2017, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of December 30, 2017:
Current assets:
Cash equivalents	$37,771	$37,771	$-
Other assets:
Cash surrender value of life insurance policies	9,435	-	9,435
Total	$47,206	$37,771	$9,435

As of September 30, 2017:
Current assets:
Cash equivalents	$31,659	$31,659	$-
Other assets:
Cash surrender value of life insurance policies	9,026	-	9,026
Total	$40,685	$31,659	$9,026

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

As of December 30, 2017 and September 30, 2017, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of December 30, 2017:
Customer relationships	$9,070	$(1,142)	$7,928
Developed technology and know-how	1,800	(305)	1,495
Non-competition agreements	3,687	(2,611)	1,076
Trade name	140	(5)	135
	$14,697	$(4,063)	$10,634

As of September 30, 2017:
Customer relationships	$6,500	$(1,018)	$5,482
Developed technology and know-how	1,800	(283)	1,517
Non-competition agreements	3,577	(2,663)	914
	$11,877	$(3,964)	$7,913

Amortization expense for intangibles was $329,000 and $289,000 for the three-month periods ended December 30, 2017 and December 31, 2016, respectively. We completed the acquisition of a business during the three-month period ended December 30, 2017 and the effects of the purchase price allocation on the accompanying unaudited interim consolidated financial statements are not material.

(6) Stock-Based Compensation

Under our equity incentive plans, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of December 30, 2017, there were 433,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options is as follows:

	Three Months Ended
	December 30,	December 31,
(In thousands)	2017	2016
Compensation expense	$90	$96

As of December 30, 2017, there was $239,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.46 years.

The following table summarizes stock option activity:

						Contractual Term -	Aggregate
	Options	Exercise Price Per Share				Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at September 30, 2017	392	$9.16	-	$37.06	$23.40
Exercised	-	-	-	-	-
Outstanding at December 30, 2017	392	9.16	-	37.06	23.40	7.39	$2,505

Vested and anticipated to vest in the future at December 30, 2017	388				23.36	7.38	2,492

Exercisable at December 30, 2017	194				19.05	6.16	1,889

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

	Three Months Ended
	December 30,	December 31,
(In thousands)	2017	2016
Compensation expense	$145	$161

As of December 30, 2017, there was $402,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.71 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 30, 2017	128	$25.92
Released	-	-
Balance, December 30, 2017	128	25.92

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was (36.8%) for the three-month period ended December 30, 2017 compared with 33.7% for the three-month period ended December 31, 2016. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Act, we remeasured our deferred tax liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as the change represents a discrete item for purposes of income tax accounting. The remeasurement of deferred tax liabilities at the lower enacted corporate tax rate resulted in a $3.7 million reduction of income tax expense. We are still in process of evaluating the income tax effect of the Act on the executive compensation limitations that will be effective for our fiscal year 2019.

Deferred income taxes. As of December 30, 2017, we recorded a deferred tax liability (net of valuation allowance) of $6.0 million in other liabilities on our consolidated balance sheet. We have $7.4 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2018, but principally expire between 2018 and 2031. We have also recorded gross deferred tax assets of $71,000 for various state tax credits that begin to expire in 2019, but principally expire between 2019 and 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of December 30, 2017 and September 30, 2017, we recorded a valuation allowance of $254,000 and $251,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. As of December 30, 2017, we had no material, known tax exposures that require the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SERPs includes the following components:

	Three Months Ended
	December 30,	December 31,
(In thousands)	2017	2016
Interest cost	$86	$85
Service cost	77	86
Recognized net actuarial loss	38	43
Net periodic pension cost	$201	$214

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 30, 2017, no borrowings were outstanding on the Credit Facility, $80.1 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of December 30, 2017, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of December 30, 2017, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended December 30, 2017 and December 31, 2016. Accumulated amortization of capitalized financing costs was $4.6 million as of December 30, 2017 and September 30, 2017.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	December 30,	December 31,
(In thousands, except per share amounts)	2017	2016
Net earnings	$8,111	$4,460

Basic weighted average shares outstanding	19,041	18,980
Dilutive effect of stock-based compensation	183	229
Diluted weighted average shares outstanding	19,224	19,209

Net earnings per share:
Basic	$0.43	$0.23
Diluted	$0.42	$0.23

Options and RSUs representing 100,000 and 42,000 shares for the three-month periods ended December 30, 2017 and December 31, 2016, respectively, were antidilutive and not included in the diluted earnings per share calculation.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of December 30, 2017, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three-month periods ended December 30, 2017 and December 31, 2016.

(12) Other Financial Data

Balance sheet information:

	December 30,	September 30,
(In thousands)	2017	2017
Accounts receivable, net:
Accounts receivable	$39,965	$40,485
Less allowance for doubtful accounts	(196)	(201)
Total	$39,769	$40,284

Inventories:
Raw materials	$39,917	$51,808
Work in process	3,169	2,637
Finished goods	27,832	27,408
Total	$70,918	$81,853

Other current assets:
Prepaid insurance	$2,707	$3,796
Income tax receivable	1,034	925
Other	1,360	1,228
Total	$5,101	$5,949

Other assets:
Cash surrender value of life insurance policies	$9,435	$9,026
Capitalized financing costs, net	89	105
Other	174	203
Total	$9,698	$9,334

Property, plant and equipment, net:
Land and land improvements	$14,281	$12,177
Buildings	53,390	50,373
Machinery and equipment	155,589	153,484
Construction in progress	5,144	5,641
	228,404	221,675
Less accumulated depreciation	(125,513)	(123,005)
Total	$102,891	$98,670

Accrued expenses:
Salaries, wages and related expenses	$1,917	$5,520
Customer rebates	1,450	1,015
Property taxes	1,360	1,384
Workers' compensation	115	116
Other	569	632
Total	$5,411	$8,667

Other liabilities:
Deferred compensation	$9,403	$9,276
Deferred income taxes	6,034	8,103
Other	1,078	-
Total	$16,515	$17,379

(13) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(14) Contingencies

Insurance recoveries. During August and September of 2017, operations at our four manufacturing facilities located in Texas and Florida were adversely affected by hurricanes Harvey and Irma. We are in the process of finalizing the insurance claims relating to the business interruption and property damage resulting from the storms.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the year ended September 30, 2017. You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they would include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	potential difficulties that may be encountered in integrating the acquired assets of Ortiz Engineered Products, Inc. into our existing business and realizing the anticipated synergies;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended September 30, 2017 and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 30,		December 31,
	2017	Change	2016

Net sales	$97,741	4.1%	$93,888
Gross profit	11,661	(10.4%)	13,010
Percentage of net sales	11.9%		13.9%
Selling, general and administrative expense	$5,763	(8.0%)	$6,264
Percentage of net sales	5.9%		6.7%
Restructuring charges, net	$-	(100.0%)	$48
Other expense (income), net	19	N/M	(10)
Interest expense	28	(17.6%)	34
Interest income	(76)	46.2%	(52)
Effective income tax rate	(36.8%)		33.7%
Net earnings	$8,111	81.9%	$4,460

"N/M" = not meaningful

First Quarter of Fiscal 2018 Compared to First Quarter of Fiscal 2017

Net Sales

Net sales for the first quarter of 2018 increased 4.1% to $97.7 million from $93.9 million in the prior year quarter, reflecting a 1.3% increase in shipments and a 2.8% increase in average selling prices. Shipments were favorably impacted by a modest improvement in market conditions relative to the prior year quarter. The increase in average selling prices was driven by price increases that were implemented in previous quarters to recover higher raw material costs.

Gross Profit

Gross profit for the first quarter of 2018 decreased 10.4% to $11.7 million, or 11.9% of net sales, from $13.0 million, or 13.9% of net sales, in the prior year quarter. The year-over-year decrease was due to lower spreads between average selling prices and raw material costs ($3.5 million) partially offset by lower manufacturing costs on higher production volume ($1.3 million) and higher shipments ($0.2 million). The reduction in spreads was driven by higher raw material costs ($5.8 million) and freight expense ($0.2 million) partially offset by higher average selling prices ($2.5 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2018 decreased 8.0% to $5.8 million, or 5.9% of net sales, from $6.3 million, or 6.7% of net sales in the prior year quarter primarily due to lower compensation expense ($0.2 million) together with a larger increase in the cash surrender value of life insurance policies ($0.2 million). The decrease in compensation expense was largely driven by lower incentive plan costs. The cash surrender value of life insurance policies increased $0.3 million in the current year quarter compared with $0.1 million in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $48,000 were incurred in the first quarter of 2017 for equipment relocation costs related to the consolidation of our PC strand facilities. We did not incur any restructuring charges during the first quarter of 2018.

Income Taxes

Our effective tax rate for the first quarter of 2018 decreased to (36.8%) from 33.7% for the prior year quarter. The current year rate benefited from a $3.7 million gain on the remeasurement of deferred tax liabilities related to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Excluding the deferred tax gain, Insteel’s effective tax rate decreased to 24.9% from 33.7% in the prior year quarter reflecting the reduction in the federal statutory rate to 21% from 35% for the remaining three quarters of fiscal 2018.

Net Earnings

Net earnings for the first quarter of 2018 increased to $8.1 million ($0.43 per diluted share) from $4.5 million ($0.23 per share) in the prior year quarter primarily due to the income tax benefit related to enactment of the Tax Cuts and Jobs Act together with the decrease in SG&A expense partially offset by the decrease in gross profit.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 30,	December 31,
	2017	2016
Net cash provided by operating activities	$14,764	$3,894
Net cash used for investing activities	(9,533)	(5,638)
Net cash used for financing activities	-	(109)

Net working capital	97,109	104,330
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$212,110	$204,976
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$212,110	$204,976

Operating Activities

Operating activities provided $14.8 million of cash during the first quarter of 2018 primarily from net earnings adjusted for non-cash items together with a decrease in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $4.6 million of cash due to a $10.9 million decrease in inventories and a $0.5 million decrease in accounts receivable partially offset by a $6.8 million decrease in accounts payable and accrued expenses. The decrease in inventories was primarily due to lower raw material purchases during the quarter. The decrease in accounts receivable was largely related to the usual seasonal downturn in sales near the end of the quarter. The decrease in accounts payable and accrued expenses was principally due to lower raw material purchases during the quarter together with the payment of accrued incentive compensation for the prior year.

Operating activities provided $3.9 million of cash during the first quarter of 2017 primarily from net earnings adjusted for non-cash items partially offset by an increase in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital used $4.6 million of cash due to a $17.4 million decrease in accounts payable and accrued expenses partially offset by a $9.6 million decrease in inventories and a $3.2 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was principally due to lower raw material purchases during the quarter together with the payment of accrued incentive compensation for the prior year. The decrease in inventories was largely due to lower raw material purchases during the quarter. The decrease in accounts receivable was primarily related to the seasonal downturn in sales and lower selling prices.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $9.5 million of cash during the first quarter of 2018 compared to $5.6 million in the prior year quarter primarily due to higher capital expenditures and the acquisition of a business. Capital expenditures increased to $6.1 million from $5.4 million in the prior year quarter and are expected to total up to $21.0 million for fiscal 2018 largely related to additional investments in ESM manufacturing capabilities, the purchase of the leased Houston facility and further upgrades of production technology and information systems. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities did not provide or use cash during the first quarter of 2018 while using $0.1 million in the prior year quarter. In November 2017, we declared a special cash dividend totaling $19.0 million, or $1.00 per share, in addition to our regular quarterly cash dividend of $0.6 million, or $0.03 per share, which were paid in the second quarter of fiscal 2018. In the prior year quarter, we declared a special cash dividend totaling $23.7 million, or $1.25 per share, in addition to our regular quarterly cash dividend of $0.6 million, or $0.03 per share, which were paid in the second quarter of fiscal 2017.

Cash Management

Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 30, 2017, no borrowings were outstanding on the Credit Facility, $80.1 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first quarter of fiscal 2018, the year-over-year escalation in our raw material costs exceeded the increase in our selling prices due to competitive pricing pressures. The timing and magnitude of any future increases in the prices for wire rod and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K as of September 30, 2017 other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended September 30, 2017 for further information regarding our critical accounting policies and estimates. As of December 30, 2017, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our Annual Report on Form 10-K for the year ended September 30, 2017.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended September 30, 2017, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of 2018, the leading indicators for our construction end-markets are signaling improved business conditions which should support higher shipments and operating levels, and reduced unit manufacturing costs at our facilities. Customer sentiment remains positive and we expect the infrastructure-related portion of our business will be favorably impacted by higher state and local funding in many of our markets. We also expect to benefit from modest increases in nonresidential construction together with the continued recovery of the housing market. We believe the recent compression in spreads that we have experienced will diminish as these factors begin to drive increased demand for our products.

We continue to focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We expect that our financial results will be favorably impacted by the realization of additional operating synergies associated with the American Spring Wire Corporation acquisition and the related reconfiguration of our PC strand operations as we ramp up the new raw material cleaning and production lines at our Houston plant. As market conditions improve, we also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth (see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”). In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs and other trade actions. Although changes in wire rod costs and our selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2018, a 10% increase in the price of wire rod would have resulted in a $5.9 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of December 30, 2017, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 30, 2017.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 30, 2017. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 30, 2017, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended September 30, 2017, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of December 30, 2017, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three-month periods ended December 30, 2017 and December 31, 2016.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 30, 2017 and December 31, 2016, (ii) the Consolidated Balance Sheets as of December 30, 2017 and September 30, 2017, (iii) the Consolidated Statements of Cash Flows for the three months ended December 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Shareholders’ Equity as of December 30, 2017 and September 30, 2017, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: January 18, 2018	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)