Form 10-K
period 2018-09-29
INSTEEL INDUSTRIES INC
filed 2018-10-26
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of March 31, 2018 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $437,197,613 based upon the closing sale price as reported on the Nasdaq Global Select Market. As of October 25, 2018, there were 19,222,479 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2019 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements speak only to the respective dates on which such statements are made, and we do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by law.

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

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2018, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

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

PC strand is a high strength, seven-wire strand that is used to impart compression forces into precast concrete elements and structures, which may be either pretensioned or posttensioned, providing reinforcement for bridges, parking decks, buildings and other concrete structures. Its high tensile strength allows for the casting of longer spans and thinner sections. Pretensioned or “prestressed” concrete elements or structures are primarily used in nonresidential construction while posttensioned concrete elements or structures are used in both nonresidential and residential construction. For fiscal years 2018, 2017 and 2016, PC strand sales represented 40%, 38% and 39%, respectively, of our net sales.

WWR is produced as either a standard or a specially engineered reinforcing product for use in nonresidential and residential construction. We produce a full range of WWR products, including ESM, CPR and SWWR. ESM is an engineered made-to-order product that is used as the primary reinforcement for concrete elements or structures, frequently serving as a lower cost reinforcing solution than hot-rolled rebar. CPR is an engineered made-to-order product that is used as the primary reinforcement in concrete pipe, box culverts and precast manholes for drainage and sewage systems, water treatment facilities and other related applications. SWWR is a secondary reinforcing product that is produced in standard styles for crack control applications in residential and light nonresidential construction, including driveways, sidewalks and various slab-on-grade applications. For fiscal years 2018, 2017 and 2016, WWR sales represented 60%, 62% and 61%, respectively, of our net sales.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2018, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any customers that represented 10% or more of our net sales in fiscal years 2018, 2017 and 2016. The loss of a single customer or a few customers would not have a material adverse effect on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2018 will be shipped during the first quarter of fiscal 2019.

Seasonality and Cyclicality

Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. From a seasonal standpoint, shipments typically reach their highest level of the year when weather conditions are the most conducive to construction activity. As a result, assuming normal seasonal weather patterns, shipments and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. From a cyclical standpoint, construction activity and demand for our products is generally correlated with overall economic conditions, although there can be significant differences between the relative strength of nonresidential and residential construction for extended periods.

Raw Materials

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers and can generally be characterized as a commodity product. We purchase several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties and metallurgical characteristics that are required for our products. High carbon grades of wire rod are required for the production of PC strand while low carbon grades are used to manufacture WWR.

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. Trade actions initiated by the U.S. government or domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2018 and 2017 represented approximately 14% and 27%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades, and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

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

Competition

We are the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Our markets are highly competitive based on price, quality and service. Some of our competitors, such as Nucor Corporation, Keystone Consolidated Industries, Inc. (“Keystone”), Oklahoma Steel and Wire, and Gerdau Long Products North America, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Our primary competitors for WWR products are Engineered Wire Products, Inc. (a subsidiary of Keystone), Wire Mesh Corporation, Concrete Reinforcements, Inc., National Wire Products, Davis Wire Corporation and Oklahoma Steel & Wire Co., Inc. Our primary competitors for PC strand are Sumiden Wire Products Corporation, Keystone and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand market, and, to a lesser extent, the SWWR market that are not subject to “Buy America” requirements.

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

Employees

As of September 29, 2018, we had 810 employees, none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

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

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2019.

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

Demand for our products is cyclical in nature and sensitive to changes in the economy and in the financial markets. Our products are sold primarily to manufacturers of concrete products that are used for a broad range of nonresidential and residential construction applications. Demand for our products is driven by the level of construction activity, which tends to be correlated with conditions in the overall economy as well as other factors beyond our control. Tightening in the financial markets could adversely impact demand for our products by reducing the availability of financing to our customers and the construction industry as a whole and increasing the risk of payment defaults on our accounts receivable. Future prolonged periods of economic weakness or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Demand for our products is highly variable. The short lead times for customer orders and minimal backlog that characterize our business make it difficult to forecast the future level of demand for our products. In some cases, unanticipated softening in demand can be exacerbated by inventory rebalancing measures pursued by our customers, which may cause significant fluctuations in our sales, profitability and cash flows.

Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Beginning in fiscal 2004, a tightening of supply in the rod market together with fluctuations in the raw material costs of rod producers resulted in increased price volatility which has continued through fiscal 2018. In response, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

Although changes in our wire rod costs and selling prices tend to be correlated, we may be unable to fully recover increased rod costs during weaker market environments, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory.

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. In addition, trade actions by the U.S. government, such as the imposition of the steel tariffs imposed under Section 232 of the Trade Expansion Act, as amended, or domestic wire rod producers against other countries can significantly impact the availability and cost of imported wire rod. The imposition of tariffs, quotas or anti-dumping or countervailing duty margins by the U.S. government against exporting countries can have the effect of reducing or eliminating their competitiveness and participation in the domestic market, which is of increasing importance in view of the reductions in domestic wire rod production capacity that have occurred in recent years. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs.

Foreign competition could adversely impact our financial results.

Our PC strand business, and, to a lesser extent, our SWWR business are subject to offshore import competition on an ongoing basis. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted. In response to irrationally-priced import competition from offshore PC strand suppliers, we have pursued trade cases when necessary as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. These trade cases have resulted in the imposition of duties which have had the effect of limiting the continued participation of certain countries in the domestic market. Trade law enforcement is critical to our ability to maintain our competitive position against foreign PC strand and SWWR producers that engage in unlawful trade practices.

Our manufacturing facilities are subject to unexpected equipment failures, operational interruptions and casualty losses.

Our manufacturing facilities are subject to risks that may limit our ability to manufacture and sell our products, including unexpected equipment failures, operational interruptions and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, adverse weather conditions and transportation interruptions. For example, during fiscal 2017, operations at our Texas and Florida plants were temporarily curtailed due to flooding and power outages related to hurricanes Harvey and Irma, and during fiscal 2018, a transformer outage and electrical fire at our Dayton, Texas plant resulted in a temporary interruption of operations. Any such equipment failures or events can subject us to material plant shutdowns, periods of reduced production or unexpected downtime. Furthermore, the resolution of certain operational interruptions may require significant capital expenditures. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows could be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.

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

Consistent with the experience of other employers, our medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. The Patient Protection and Affordable Care Act (“ACA”) will have a significant impact on employers, health care providers, insurers and others associated with the health care industry and increase our employee health care costs. This legislation requires certain large employers like us to offer health care benefits to full-time employees or face potential annual penalties. To avoid these penalties, employers must offer health benefits providing a minimum level of coverage and limit the amount that employees are charged for the coverage. The Administration and Congress are pursuing legislative and regulatory changes that modify, repeal, replace with new legislation or otherwise invalidate all or certain portions of the ACA. The Tax Cuts and Jobs Act of 2017 effectively eliminated certain provisions of the ACA, including the individual mandate beginning in 2019. It is uncertain whether the other reform proposals being considered by the Administration and Congress will be enacted and potentially alter the full-time employee healthcare coverage requirement and reporting obligations imposed on large employers like us. We cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

In addition, increasing prices for freight, natural gas, electricity, fuel and consumables would adversely affect our manufacturing and distribution costs. For most of our business, we incur the transportation costs associated with the delivery of products to our customers. Although we have previously implemented numerous measures to offset the impact of increases in these costs, there can be no assurance that such actions will be effective. If we are unable to pass these additional costs through by raising our selling prices, our financial results could be adversely impacted.

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

Our operations are capital intensive and require substantial recurring expenditures for the routine maintenance of our equipment and facilities. Although we expect to finance our business requirements through internally generated funds or from borrowings under our $100.0 million revolving credit facility, we cannot provide any assurances these resources will be sufficient to support our business. A material adverse change in our operations or financial condition could limit our ability to borrow funds under our credit facility, which could further adversely impact our liquidity and financial condition. Any significant future acquisitions could require additional financing from external sources that may not be available on favorable terms, which could adversely impact our growth, operations, financial condition and results of operations.

Environmental compliance and remediation could result in substantially increased capital investments and operating costs.

Our business is subject to numerous federal, state and local laws and regulations pertaining to the protection of the environment that could require substantial increases in capital investments and operating costs. These laws and regulations, which are constantly evolving, are becoming increasingly stringent, and the ultimate impact of compliance is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.

Our stock price can be volatile, often in connection with matters beyond our control.

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2018, our common stock traded as high as $43.78 and as low as $24.51. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At September 29, 2018, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate following the exercise of the purchase option on the previously leased Houston facility in October 2017. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate to satisfy the current and projected demand for our products.

Item 3. Legal Proceedings.

We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate cost to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	62	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	59	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	68	Vice President - Administration and Secretary
Richard T. Wagner	59	Vice President and General Manager of IWP

H. O. Woltz III, 62, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz serves on the Executive Committee of our Board of Directors and was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 59, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 68, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President - Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 59, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 13, 2018 for a term that will expire at the next annual meeting or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 12, 2019.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Select Market under the symbol “IIIN” and has been trading on Nasdaq since September 28, 2004. As of October 23, 2018, there were 550 shareholders of record. The following table summarizes the high and low sales prices as reported on the Nasdaq Global Select Market and the cash dividends per share declared in fiscal 2018 and 2017:

	Fiscal 2018			Fiscal 2017
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$29.65	$24.51	$1.03	$42.81	$22.50	$1.28
Second Quarter	34.32	27.00	0.03	39.20	32.22	0.03
Third Quarter	35.60	26.05	0.03	36.94	28.94	0.03
Fourth Quarter	43.78	32.75	0.03	34.00	23.20	0.03

In addition to our regular quarterly cash dividend of $0.03 per share, we declared special cash dividends of $1.00 per share in the first quarter of fiscal 2018 and $1.25 per share in the first quarter of fiscal 2017. While we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends, if any, are discretionary and will be subject to determination by our Board of Directors after taking into account various factors, including general business conditions and our financial condition, operating results, cash requirements and expansion plans. See Note 7 to the consolidated financial statements for additional discussion with respect to restrictions on our ability to make dividend payments under the terms of our revolving credit facility.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended September 29, 2018. The graph and table assume that $100 was invested on September 28, 2013 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	September 28, 2013	September 27, 2014	October 3, 2015	October 1, 2016	September 30, 2017	September 29, 2018
Insteel Industries, Inc.	$100.00	$131.84	$101.83	$241.02	$180.10	$257.32
Russell 2000	100.00	103.93	105.23	121.50	146.70	169.06
S&P Building Products	100.00	114.90	139.13	180.47	189.61	172.16

Issuer Purchases of Equity Securities

Information regarding our share repurchase authorization is discussed in Note 18 to our consolidated financial statements and incorporated herein by reference.

Rights Agreement

Information regarding our Rights Agreement is discussed in Note 16 to our consolidated financial statements and incorporated herein by reference.

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
	September 29,	September 30,	October 1,	October 3,	September 27,
	2018	2017	2016	2015	2014
Net sales	$453,217	$388,871	$418,547	$447,504	$408,978
Net earnings	36,266	22,548	37,245	21,710	16,641
Net earnings per share (basic)	1.90	1.19	1.99	1.18	0.91
Net earnings per share (diluted)	1.88	1.17	1.95	1.15	0.89
Cash dividends declared	1.12	1.37	1.12	0.12	0.12
Total assets	329,534	283,073	292,892	260,239	256,795
Total debt	-	-	-	-	-
Shareholders’ equity	241,665	223,376	224,566	200,215	178,883

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

Concentration of credit risk. Financial instruments that subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Our cash is concentrated primarily at one financial institution, which at times exceeds federally insured limits. We are exposed to credit risk in the event of default by institutions in which our cash and cash equivalents are held and by customers to the extent of the amounts recorded for accounts receivable on the balance sheet. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

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

Inventory valuation. We periodically evaluate the carrying value of our inventory. This evaluation includes assessing the adequacy of allowances for losses in the normal course of operations, providing for excess and obsolete inventory, and ensuring that inventory is valued at the lower of cost and estimated net realizable value. Our evaluation considers such factors as the cost of inventory, future demand, our historical experience and market conditions. In assessing the realization of inventory values, we are required to make judgments and estimates regarding future market conditions. Because of the subjective nature of these judgments and estimates, it is reasonably likely that actual outcomes will differ from our estimates. Adjustments to these reserves may be required if actual market conditions are substantially different than the assumptions underlying our estimates.

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

We monitor our operating results throughout the year to determine if events or changes in circumstances warrant any interim impairment testing. Otherwise, goodwill will be subject to the required annual impairment test during our fourth quarter. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including the expected future operating cash flows and discount rate, could reduce our estimated fair value in the future and result in an impairment of goodwill. There was no goodwill impairment loss recognized in fiscal 2018.

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

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SERPs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the SERPs was 4.00% for fiscal 2018 and 3.75% for fiscal years 2017 and 2016.

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

We currently expect net periodic pension cost for fiscal 2019 to be $821,000 for the SERPs. Cash contributions to the SERPs during fiscal 2019 are expected to be $325,000.

 A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of September 29, 2018 by approximately $281,000 and $228,000, respectively, and our expected net periodic pension cost for fiscal 2019 by approximately $33,000.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	September 29,		September 30,		October 1,
	2018	Change	2017	Change	2016
Net sales	$453,217	16.5%	$388,871	(7.1%)	$418,547
Gross profit	70,807	18.4%	59,781	(29.8%)	85,188
Percentage of net sales	15.6%		15.4%		20.4%
Selling, general and administrative expense	$28,304	11.0%	$25,508	(2.2%)	$26,069
Percentage of net sales	6.2%		6.6%		6.2%
Pension plan settlement loss	$-	-	$-	(100.0%)	$2,539
Restructuring charges, net	-	(100.0%)	164	42.6%	115
Other expense, net	274	417.0%	53	(71.0%)	183
Interest expense	114	(16.2%)	136	(13.9%)	158
Interest income	(515)	107.7%	(248)	49.4%	(166)
Effective income tax rate	14.9%		34.0%		33.8%
Net earnings	$36,266	60.8%	$22,548	(39.5%)	$37,245

2018 Compared with 2017

Net Sales

Net sales increased 16.5% to $453.2 million in 2018 from $388.9 million in 2017, reflecting a 4.6% increase in shipments and an 11.5% increase in average selling prices. The increase in shipments was primarily due to improved market conditions and strengthening demand for our products relative to the prior year. The increase in average selling prices was driven by price increases that were implemented in the current year to recover the escalation in raw material costs.

Gross Profit

Gross profit increased 18.4% to $70.8 million, or 15.6% of net sales, in 2018 from $59.8 million, or 15.4% of net sales, in 2017 primarily due to higher spreads between average selling prices and raw material costs ($6.2 million), higher shipments ($2.8 million) and lower manufacturing costs ($1.1 million). The increase in spreads was driven by higher average selling prices ($46.2 million) partially offset by higher raw material costs ($38.7 million) and freight expense ($1.3 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 11.0% to $28.3 million, or 6.2% of net sales, in 2018 from $25.5 million, or 6.6% of net sales, in 2017 primarily due to higher compensation ($1.7 million) and employee benefit costs ($566,000) partially offset by a smaller increase in the cash surrender value of life insurance policies ($259,000). The increase in compensation expense was largely driven by additional staffing to support the growth of our ESM product line and higher incentive plan expense due to our improved financial results. The increase in employee benefit costs was primarily related to higher employee health insurance costs. The cash surrender value of life insurance policies increased $553,000 in 2018 compared with $812,000 in the prior year due to the changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $164,000 were incurred in 2017 for equipment relocation costs related to the consolidation of our PC strand facilities.

Other Expense, Net

Other expense for 2018 was $274,000 compared with $53,000 in 2017 primarily due to losses on the disposition of property, plant and equipment.

Income Taxes

Our effective income tax rate for 2018 decreased to 14.9% from 34.0% in 2017. The effective rate for 2018 reflects a $3.3 million gain on the remeasurement of deferred tax assets and liabilities related to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Excluding the deferred tax gain, our effective rate decreased to 22.7% from 34.0% in the prior year period reflecting the reduction in the federal statutory rate to 21% from 35% for three quarters of fiscal 2018.

Net Earnings

Net earnings increased to $36.3 million ($1.88 per diluted share) in 2018 from $22.5 million ($1.17 per diluted share) in 2017 primarily due to the increase in gross profit together with the deferred tax gain and reduction in our effective tax rate related to the enactment of the Tax Cuts and Jobs Act, partially offset by higher SG&A expense.

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

Gross Profit

Gross profit decreased 29.8% to $59.8 million, or 15.4% of net sales, in 2017 from $85.2 million, or 20.4% of net sales, in 2016. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($16.8 million), the decrease in shipments ($6.4 million) and higher manufacturing costs ($3.4 million). The decrease in spreads was driven by higher raw material costs ($16.2 million) and freight expense ($0.7 million) partially offset by higher average selling prices ($0.1 million).

Selling, General and Administrative Expense

SG&A expense decreased 2.2% to $25.5 million, or 6.6% of net sales, in 2017 from $26.1 million, or 6.2% of net sales, in 2016 primarily due to lower compensation expense ($762,000) together with the relative year-over-year change in the cash surrender value of life insurance policies ($332,000), which was partially offset by higher bad debt ($186,000), travel ($163,000) and employee benefit expense ($160,000). The decrease in compensation expense was largely driven by lower incentive plan expense based on our weaker results in 2017. The cash surrender value of life insurance policies increased $812,000 in 2017 compared with $480,000 in 2016 due to the changes in the value of the underlying investments. The increase in bad debt expense was due to an adjustment in 2016 that reduced the allowance for doubtful accounts based on our favorable collections experience. The increase in employee benefit costs was primarily due to higher employee supplemental retirement plan expense.

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

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	September 29,	September 30,	October 1,
	2018	2017	2016
Net cash provided by operating activities	$53,969	$20,840	$56,253
Net cash used for investing activities	(21,939)	(20,880)	(12,972)
Net cash used for financing activities	(20,194)	(26,728)	(17,666)

Cash and cash equivalents	43,941	32,105	58,873
Net working capital	123,489	117,873	126,704
Total debt	-	-	-
Percentage of total capital	-	-	-
Shareholders' equity	$241,665	$223,376	$224,566
Percentage of total capital	100%	100%	100%
Total capital (total debt + shareholders' equity)	$241,665	$223,376	$224,566

Operating Activities

Operating activities provided $54.0 million of cash in 2018 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories and accounts payable and accrued expenses. Net working capital provided $4.7 million of cash due to a $28.2 million increase in accounts payable and accrued expenses partially offset by a $12.3 million increase in inventories and an $11.2 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily related to higher raw material purchases near the end of the period and, to a lesser extent, increases in accrued salaries, wages and related expenses. The increases in inventories and accounts receivable were due to the escalation in raw material costs and average selling prices during 2018.

Operating activities provided $20.8 million of cash in 2017 primarily from net earnings adjusted for non-cash items partially offset by an increase in the net working capital components of accounts receivable, inventories and accounts payable and accrued expenses. Net working capital used $15.5 million of cash due to an $11.9 million decrease in accounts payable and accrued expenses and a $10.7 million increase in inventories partially offset by a $7.1 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was primarily related to lower raw material purchases near the end of the period along with a decrease in accrued salaries, wages and related expenses. The increase in inventories was due to higher raw material costs and, to a lesser extent, quantities on-hand. The decrease in accounts receivable was primarily due to the lower sales in 2017.

Operating activities provided $56.3 million of cash in 2016 primarily from net earnings adjusted for non-cash items and a reduction in the net working capital components of accounts receivable, inventories and accounts payable and accrued expenses. Net working capital provided $3.2 million of cash due to a $9.0 million increase in accounts payable and accrued expenses partially offset by a $5.2 million increase in inventories and a $0.6 million increase in accounts receivable. The increases in accounts payable and accrued expenses and inventories were largely related to higher raw material purchases near the end of 2016. The increase in accounts receivable was primarily due to an increase in days sales outstanding partially offset by lower average selling prices.

We may elect to adjust our operating activities as there are changes in the conditions in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $21.9 million of cash in 2018 primarily due to $18.4 million of capital expenditures and $3.3 million for the acquisition of a business. The capital expenditures were largely related to additional investments in ESM manufacturing capabilities, the purchase of the leased Houston facility and further upgrades of production technology and information systems. Investing activities used $20.9 million of cash in 2017 primarily due to $20.6 million of capital expenditures largely related to the expansion of the Houston, Texas PC strand facility and the addition of a new ESM production line at the St. Joseph, Missouri facility. Investing activities used $13.0 million of cash in 2016 primarily due to capital expenditures largely related to the expansion of the Houston facility. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $20.1 million of cash in 2018, $26.7 million in 2017 and $17.7 million in 2016. In 2018, $21.3 million of cash was used for dividend payments (including a special cash dividend of $19.0 million, or $1.00 per share, and regular cash dividends totaling $2.3 million), which was partially offset by $2.1 million of proceeds from the exercise of stock options. In 2017, $26.0 million of cash was used for dividend payments (including a special cash dividend of $23.7 million, or $1.25 per share, and regular cash dividends totaling $2.3 million). In 2016, $20.9 million of cash was used for dividend payments (including a special cash dividend of $18.6 million, or $1.00 per share, and regular cash dividends totaling $2.3 million), which was partially offset by $5.1 million of proceeds from the exercise of stock options.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2015, we amended the Credit Facility to, among other changes, extend its maturity date from June 2, 2016 to May 13, 2020. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 29, 2018, no borrowings were outstanding on the Credit Facility, $98.2 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million (see Note 7 to the consolidated financial statements). As of September 30, 2017, there were no borrowings outstanding on the Credit Facility.

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

During 2018, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the year. In 2017, we were unable to fully recover the increase in our raw material costs due to the weakening in demand and competitive pricing pressures. During 2016, our raw material costs rose over most of the period, which we were generally able to recover through price increases. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at September 29, 2018 are as follows:

Payments Due by Period
(In thousands)

		Less Than			More Than
Contractual obligations:	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Raw material purchase commitments(1)	$75,116	$75,116	$-	$-	$-
Supplemental employee retirement plan obligations	19,904	325	523	1,107	17,949
Operating leases	1,799	1,034	728	37	-
Trade letters of credit	1,789	1,789	-	-	-
Commitment fee on unused portion of credit facility	615	368	247	-	-
Other unconditional purchase obligations(2)	9,565	9,565	-	-	-
Total	$108,788	$88,197	$1,498	$1,144	$17,949

(1)Non-cancelable purchase commitments for raw materials.
(2)Contractual commitments for capital expenditures.

Outlook

Looking ahead to 2019, we expect our financial results will be favorably impacted by continued growth in our construction end-markets. The infrastructure-related portion of our business should benefit from increased federal funding through the FAST Act and supplementary measures together with higher state and local spending in many of our markets supported by various initiatives such as fuel tax increases, bond issuances and other ballot measures. The leading indicators and industry forecasts for nonresidential construction remain positive, and the housing recovery is expected to continue driven by favorable employment and demographic trends.

Business conditions are likely to remain challenging, however, in view of the escalation in our raw material costs resulting from the Administration’s Section 232 imported steel tariff program. Considering that the tariffs do not apply to imports of downstream products such as welded wire reinforcement and PC strand, we expect a surge in low-priced import competition that results in market share erosion and margin compression for domestic producers. We are engaged with the Administration and Congress to arrive at a solution that addresses the unsustainable competitive environment resulting from the tariff program.

We will continue to maintain our focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all of our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth. In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2018 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $26.6 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of September 29, 2018, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 29, 2018. During 2018, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(a)   Financial Statements

(b) Supplementary Data

Selected quarterly financial data for 2018 and 2017 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	December 30	March 31	June 30	September 29
2018
Operating results:
Net sales	$97,741	$107,417	$126,688	$121,371
Gross profit	11,661	15,416	24,186	19,544
Net earnings	8,111	5,879	12,868	9,408
Net earnings per share:
Basic	0.43	0.31	0.67	0.49
Diluted	0.42	0.31	0.67	0.49

	Quarter Ended
	December 31	April 1	July 1	September 30
2017
Operating results:
Net sales	$93,888	$101,159	$96,938	$96,886
Gross profit	13,010	18,294	16,676	11,801
Net earnings	4,460	7,420	6,869	3,799
Net earnings per share:
Basic	0.24	0.39	0.36	0.20
Diluted	0.23	0.39	0.36	0.20

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	September 29,	September 30,	October 1,
	2018	2017	2016
Net sales	$453,217	$388,871	$418,547
Cost of sales	382,410	329,090	333,359
Gross profit	70,807	59,781	85,188
Selling, general and administrative expense	28,304	25,508	26,069
Pension plan settlement loss	-	-	2,539
Restructuring charges, net	-	164	115
Other expense, net	274	53	183
Interest expense	114	136	158
Interest income	(515)	(248)	(166)
Earnings before income taxes	42,630	34,168	56,290
Income taxes	6,364	11,620	19,045
Net earnings	$36,266	$22,548	$37,245

Net earnings per share:
Basic	$1.90	$1.19	$1.99
Diluted	1.88	1.17	1.95

Cash dividends declared	1.12	1.37	1.12

Weighted average shares outstanding:
Basic	19,079	19,011	18,754
Diluted	19,277	19,217	19,055

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 29,	September 30,	October 1,
	2018	2017	2016

Net earnings	$36,266	$22,548	$37,245

Pension plan settlement, net of income taxes of ($733)	-	-	1,197
Adjustment to defined benefit plan liability, net of income taxes of ($44), ($127) and $363	139	208	(592)
Other comprehensive income	139	208	605

Comprehensive income	$36,405	$22,756	$37,850

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 29,	September 30,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$43,941	$32,105
Accounts receivable, net	51,484	40,284
Inventories	94,157	81,853
Other current assets	5,895	5,949
Total current assets	195,477	160,191
Property, plant and equipment, net	106,148	98,670
Intangibles, net	9,703	7,913
Goodwill	8,293	6,965
Other assets	9,913	9,334
Total assets	$329,534	$283,073

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$60,059	$33,651
Accrued expenses	11,929	8,667
Total current liabilities	71,988	42,318
Other liabilities	15,881	17,379
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value
Authorized shares: 1,000
None issued	-	-
Common stock, $1 stated value
Authorized shares: 50,000
Issued and outstanding shares: 2018, 19,223; 2017, 19,041	19,223	19,041
Additional paid-in capital	72,852	69,817
Retained earnings	151,084	135,851
Accumulated other comprehensive loss	(1,494)	(1,333)
Total shareholders’ equity	241,665	223,376
Total liabilities and shareholders’ equity	$329,534	$283,073

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at October 3, 2015	18,466	$18,466	$60,967	$122,928	$(2,146)	$200,215
Net earnings				37,245		37,245
Other comprehensive income(1)					605	605
Stock options exercised	463	463	4,602			5,065
Vesting of restricted stock units	47	47	(47)			-
Compensation expense associated with stock-based plans			2,439			2,439
Excess tax benefits from stock-based compensation			1,717			1,717
Restricted stock units and stock options surrendered for withholding taxes payable			(1,861)			(1,861)
Cash dividends declared				(20,859)		(20,859)
Balance at October 1, 2016	18,976	18,976	67,817	139,314	(1,541)	224,566
Net earnings				22,548		22,548
Other comprehensive income(1)					208	208
Stock options exercised	26	26	81			107
Vesting of restricted stock units	39	39	(39)			-
Compensation expense associated with stock-based plans			2,245			2,245
Excess tax benefits from stock-based compensation			537			537
Restricted stock units and stock options surrendered for withholding taxes payable			(824)			(824)
Cash dividends declared				(26,011)		(26,011)
Balance at September 30, 2017	19,041	19,041	69,817	135,851	(1,333)	223,376
Net earnings				36,266		36,266
Other comprehensive income(1)					139	139
Stock options exercised	143	143	1,938			2,081
Vesting of restricted stock units	39	39	(39)			-
Compensation expense associated with stock-based plans			2,078			2,078
Restricted stock units and stock options surrendered for withholding taxes payable			(942)			(942)
Adoption of ASU 2018-02 (Note 3)				300	(300)	-
Cash dividends declared				(21,333)		(21,333)
Balance at September 29, 2018	19,223	$19,223	$72,852	$151,084	$(1,494)	$241,665

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2016 ($370), 2017 ($127) and 2018 ($44).

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	September 29,	September 30,	October 1,
	2018	2017	2016
Cash Flows From Operating Activities:
Net earnings	$36,266	$22,548	$37,245
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,818	11,649	11,544
Amortization of capitalized financing costs	65	65	65
Stock-based compensation expense	2,078	2,245	2,439
Deferred income taxes	(2,807)	2,503	536
Pension plan settlement loss, net of cash contributed	-	-	620
Asset impairment charges	-	-	20
Loss on sale and disposition of property, plant and equipment	381	64	61
Increase in cash surrender value of life insurance policies over premiums paid	(553)	(812)	(480)
Net changes in assets and liabilities:
Accounts receivable, net	(11,200)	7,105	(607)
Inventories	(12,304)	(10,667)	(5,177)
Accounts payable and accrued expenses	28,234	(11,930)	9,009
Other changes	991	(1,930)	978
Total adjustments	17,703	(1,708)	19,008
Net cash provided by operating activities	53,969	20,840	56,253

Cash Flows From Investing Activities:
Capital expenditures	(18,449)	(20,575)	(12,977)
Proceeds from surrender of life insurance policies	165	100	140
Increase in cash surrender value of life insurance policies	(355)	(405)	(375)
Acquisition of business	(3,300)	-	-
Proceeds from sale of assets held for sale	-	-	180
Proceeds from sale of property, plant and equipment	-	-	60
Net cash used for investing activities	(21,939)	(20,880)	(12,972)

Cash Flows From Financing Activities:
Proceeds from long-term debt	372	404	328
Principal payments on long-term debt	(372)	(404)	(328)
Cash dividends paid	(21,333)	(26,011)	(20,859)
Cash received from exercise of stock options	2,081	107	5,065
Payment of employee tax withholdings related to net share transactions	(942)	(824)	(1,861)
Financing costs	-	-	(11)
Net cash used for financing activities	(20,194)	(26,728)	(17,666)

Net increase (decrease) in cash and cash equivalents	11,836	(26,768)	25,615
Cash and cash equivalents at beginning of period	32,105	58,873	33,258
Cash and cash equivalents at end of period	$43,941	$32,105	$58,873

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$7,777	$9,300	$19,184
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	967	465	1,746
Restricted stock units and stock options surrendered for withholding taxes payable	942	824	1,861

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 29, 2018, SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

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

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2018, 2017 and 2016 were 52-week periods. All references to years relate to fiscal years rather than calendar years.

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

Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. We account for forfeitures as they occur. We determine the fair value of stock options issued by using a Monte Carlo valuation model at the grant date, which considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

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

Inventories. Inventories are valued at the lower of weighted average cost (which approximates computation on a first-in, first-out basis) and net realizable value. The valuation of inventory includes the costs for material, labor and manufacturing overhead.

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 5 - 15 years. Depreciation expense was approximately $11.6 million in 2018, $10.5 million in 2017 and $10.4 million in 2016 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense in the consolidated statements of operations. No interest costs were capitalized in 2018, 2017 and 2016.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2018. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Other assets. Other assets consist principally of capitalized financing costs related to our revolving credit facility and the cash surrender value of life insurance policies. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the term of the related credit agreement, and reflected in interest expense in the consolidated statements of operations.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how, non-competition agreements and a trade name, and are being amortized on a straight-line basis over their finite useful lives (see Note 6 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values.

There were no impairment losses in 2018 and 2017. During 2016, we recorded $20,000 of impairment charges related to long-lived assets resulting from the consolidation of our PC strand operations with the closure of the Newnan, Georgia facility (see Note 4 to the consolidated financial statements).

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

(3) Recent Accounting Pronouncements

Current Adoptions

In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 provides for the reclassification of stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt ASU 2018-02 during our fourth fiscal quarter. The amount of the stranded income tax effect was determined under the specific identification approach and derived from the deferred tax balance associated with our supplemental employee retirement plan. The adoption of the guidance resulted in the transfer of $0.3 million from accumulated other comprehensive loss to retained earnings, with no impact to total shareholders’ equity or net earnings.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted this update during our first quarter. ASU No. 2016-09 requires that excess income tax benefits and deficiencies related to share-based payments be recognized within income tax expense as a discrete event in the period in which they occur, rather than within additional paid-in capital on our consolidated balance sheet on a prospective basis. There was no material impact from this provision on income tax expense in the current year. The impact of this provision on our future results of operations is difficult to predict as it will depend in part on the market prices for the shares of our common stock on the dates there are taxable events related to the share-based awards. In connection with another provision within ASU No. 2016-09, we have elected to account for forfeitures of share-based awards as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption. We also adopted the provisions related to changes on the consolidated statements of cash flows on a retrospective basis. As a result, we no longer classify excess income tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $0.5 million and $1.7 million for 2017 and 2016, respectively.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory,” which requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. We adopted ASU No. 2015-11 during our first quarter. The adoption of this update did not have a material effect on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU No. 2017-04 will become effective for us in the first quarter of fiscal 2021. Early adoption is permitted. We are evaluating the impact that the adoption of this update will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” as subsequently amended, which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of fiscal 2019. We have substantially completed our evaluation of the impact this update will have on our consolidated financial statements and plan on using the modified retrospective method upon adoption. We have not identified any material changes in the timing of revenue recognition that will result from the adoption of this guidance, but expect it will have a material impact on the disclosures required in our notes to the consolidated financial statements.

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

Following is a summary of the restructuring activities and associated costs that were incurred during 2017 and 2016:

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

As of September 29, 2018 and September 30, 2017, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
Year ended September 29, 2018:
Current assets:
Cash equivalents	$44,257	$44,257	$-
Other assets:
Cash surrender value of life insurance policies	9,769	-	9,769
Total	$54,026	$44,257	$9,769

Year ended September 30, 2017:
Current assets:
Cash equivalents	$31,659	$31,659	$-
Other assets:
Cash surrender value of life insurance policies	9,026	-	9,026
Total	$40,685	$31,659	$9,026

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

As of September 29, 2018 and September 30, 2017, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Year ended September 29, 2018:
Customer relationships	16.9	$9,070	$(1,598)	$7,472
Developed technology and know-how	20.0	1,800	(371)	1,429
Non-competition agreements	5.0	3,687	(2,994)	693
Trade name	4.0	140	(31)	109
		$14,697	$(4,994)	$9,703

Year ended September 30, 2017:
Customer relationships	20.0	$6,500	$(1,018)	$5,482
Developed technology and know-how	20.0	1,800	(283)	1,517
Non-competition agreements	4.8	3,577	(2,663)	914
		$11,877	$(3,964)	$7,913

Amortization expense for intangibles was $1.3 million in 2018 and $1.2 million in 2017 and 2016. Amortization expense for the next five years, assuming no change in the estimated useful lives of identified intangible assets, is $1.1 million in 2019, $924,000 in 2020, $809,000 in 2021, $770,000 in 2022 and $705,000 in 2023. We completed the acquisition of a business during 2018, and the effects of the purchase price allocation for this transaction on the accompanying consolidated financial statements are not material.

(7) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) maturing May 13, 2020 that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 29, 2018, no borrowings were outstanding on the Credit Facility, $98.2 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million. As of September 30, 2017, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of September 29, 2018, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of September 29, 2018, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $65,000 in 2018, 2017 and 2016. Accumulated amortization of capitalized financing costs was $4.7 million as of September 29, 2018 and $4.6 million as of September 30, 2017. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2019	$65
2020	41
2021	-
2022	-
2023	-

(8) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of September 29, 2018, there were 334,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $906,000 in 2018, $1.0 million in 2017 and $988,000 in 2016. As of September 29, 2018, there was $262,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.66 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2018, 2017 and 2016 were $12.06, $11.08 and $9.92 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 29,	September 30,	October 1,
	2018	2017	2016
Expected term (in years)	4.79	5.14	5.45
Risk-free interest rate	2.71%	1.98%	1.30%
Expected volatility	37.32%	38.32%	39.00%
Expected dividend yield	0.37%	0.37%	0.48%

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

The following table summarizes stock option activity:

		Exercise Price				Contractual	Aggregate
		Per Share				Term -	Intrinsic
	Options				Weighted	Weighted	Value
(Share amounts in thousands)	Outstanding	Range			Average	Average (in years)	(in thousands)
Outstanding at October 3, 2015	923	$7.55	-	$21.96	$15.14
Granted	99	23.95	-	34.49	28.47
Exercised	(651)	7.55	-	21.96	13.93		$8,718
Outstanding at October 1, 2016	371	9.16	-	34.49	20.81
Granted	88	26.75	-	37.06	30.93
Exercised	(67)	9.16	-	23.95	19.05		1,212
Outstanding at September 30, 2017	392	9.16	-	37.06	23.40
Granted	77	29.69	-	41.85	34.84
Exercised	(196)	9.16	-	37.06	19.68		3,866
Forfeited	(9)	23.95	-	37.06	29.88
Outstanding at September 29, 2018	264	10.23	-	41.85	29.25	7.64	1,845

Vested and anticipated to vest in the future at September 29, 2018	262				29.22	7.69	1,974

Exercisable at September 29, 2018	109				24.73	5.98	1,228

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

	Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2018	2017	2016
Restricted stock unit grants:
Units	35	37	57
Market value	$1,175	$1,180	$1,516
Compensation expense	1,172	1,238	1,451

As of September 29, 2018, there was $451,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.74 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2015	157	$18.96
Granted	57	26.57
Forfeited	(2)	23.95
Released	(67)	17.95
Balance, October 1, 2016	145	22.35
Granted	37	31.95
Released	(54)	20.43
Balance, September 30, 2017	128	25.92
Granted	35	33.52
Forfeited	(3)	29.60
Released	(57)	22.26
Balance, September 29, 2018	103	30.40

(9) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	September 29,	September 30,	October 1,
(Dollars in thousands)	2018	2017	2016
Current:
Federal	$8,265	$8,269	$17,075
State	906	848	1,434
	9,171	9,117	18,509
Deferred:
Federal	(2,862)	2,455	396
State	55	48	140
	(2,807)	2,503	536

Income taxes	$6,364	$11,620	$19,045

Effective income tax rate	14.9%	34.0%	33.8%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	September 29, 2018		September 30, 2017		October 1, 2016
Provision for income taxes at federal statutory rate	$10,444	24.5%	$11,959	35.0%	$19,701	35.0%
Change in federal tax rate - Tax Cuts and Jobs Act	(3,307)	(7.8)	-	-	-	-
Qualified production activities deduction	(832)	(2.0)	(768)	(2.2)	(1,596)	(2.8)
Excess tax benefits of stock-based compensation	(634)	(1.5)	-	-	-	-
Valuation allowance	(18)	(0.0)	(29)	(0.1)	(213)	(0.4)
State income taxes, net of federal tax benefit	739	1.7	598	1.8	1,093	1.9
Other, net	(28)	(0.0)	(140)	(0.5)	60	0.1
Provision for income taxes	$6,364	14.9%	$11,620	34.0%	$19,045	33.8%

The components of deferred tax assets and liabilities are as follows:

	September 29,	September 30,
(In thousands)	2018	2017
Deferred tax assets:
Defined benefit plans	$2,302	$3,556
Accrued expenses and asset reserves	1,939	3,069
Stock-based compensation	1,120	1,907
State net operating loss carryforwards and tax credits	233	284
Valuation allowance	(233)	(251)
Deferred tax assets	5,361	8,565

Deferred tax liabilities:
Plant and equipment	(9,490)	(15,093)
Prepaid insurance and other reserves	(1,211)	(1,575)
Deferred tax liabilities	(10,701)	(16,668)
Net deferred tax liability	$(5,340)	$(8,103)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. Since our fiscal year ends on the Saturday closest to September 30 rather than the calendar year, we are subject to IRS rules relating to transitional income tax rates. Based on these rules, our federal statutory rate was 24.5% for fiscal 2018 and will be 21% for fiscal 2019 and beyond. Based on the provisions of the Act, we remeasured our deferred tax assets and liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision during our first fiscal quarter which resulted in a $3.3 million reduction of income tax expense. We are still in process of evaluating the income tax effect of the Act on the executive compensation limitations that will be effective for our fiscal year 2019.

As of September 29, 2018, we recorded a deferred tax liability (net of valuation allowance) of $5.3 million in other liabilities on our consolidated balance sheet. As of September 30, 2017, we recorded a deferred tax liability (net of valuation allowance) of $8.1 million in other liabilities on our consolidated balance sheet. We have $6.6 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2019, but principally expire between 2019 and 2032. We have also recorded deferred tax assets of $16,000 for various state tax credits that begin to expire in 2019, but principally expire between 2019 and 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of September 29, 2018, we recorded a valuation allowance of $233,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not. The $18,000 decrease in the valuation allowance during 2018 is primarily due to the expiration of state NOLs for which an allowance had been previously recorded.

As of September 29, 2018, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2018, 2017 and 2016.

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

During 2016, we terminated the Delaware Plan and settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. We made contributions totaling $1.9 million to the Delaware Plan during 2016.

As a result of the pension termination, unrecognized losses, which previously were recorded in accumulated other comprehensive loss on our consolidated balance sheets, were recognized as expense and a pension plan settlement loss of $2.5 million was recorded on our consolidated statements of operations for the year ended October 1, 2016.

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized in our consolidated balance sheets for the Delaware Plan is as follows:

Year Ended
October 1,
(In thousands)	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$3,463
Interest cost	147
Actuarial loss	324
Plan settlement	290
Distributions	(4,224)
Benefit obligation at end of year	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$2,201
Actual return on plan assets	104
Employer contributions	1,919
Plan settlement	(4,003)
Distributions	(221)
Fair value of plan assets at end of year	$-

Reconciliation of funded status to net amount recognized:
Funded status	$-
Net amount recognized	$-

Amounts recognized on the consolidated balance sheet:
Accrued benefit liability	$-
Accumulated other comprehensive loss (net of tax)	-
Net amount recognized	$-

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$-
Net amount recognized	$-

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net loss	$685
Amortization of net loss	(76)
Settlement loss	(2,539)
Total recognized in other comprehensive income loss	$(1,930)

Net periodic pension cost for the Delaware Plan includes the following components:

Year Ended
October 1,
(In thousands)	2016
Interest cost	$147
Expected return on plan assets	(175)
Settlement loss recognized	2,539
Amortization of net loss	76
Net periodic pension cost	$2,587

The assumed discount rate used for the valuation of the Delaware Plan was 3.75% as of October 1, 2016. In establishing the discount rate, we reviewed published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the Delaware Plan.

Supplemental employee retirement plan. We have Retirement Security Agreements (each, a “SERP”) with certain of our employees (each, a “Participant”). Under the SERPs, if the Participant remains in continuous service with us for a period of at least 30 years, we will pay the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with us, but has completed at least 10 years of continuous service, the amount of the Participant’s supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by us.

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SERPs in our consolidated balance sheets is as follows:

	Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$9,389	$9,159	$7,821
Service cost	310	344	263
Interest cost	345	338	326
Actuarial loss (gain)	(33)	(162)	1,039
Distributions	(262)	(290)	(290)
Benefit obligation at end of year	$9,749	$9,389	$9,159

Change in plan assets:
Actual employer contributions	$262	$290	$290
Actual distributions	(262)	(290)	(290)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(9,749)	$(9,389)	$(9,159)
Net amount recognized	$(9,749)	$(9,389)	$(9,159)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,966	$2,149	$2,485
Net amount recognized	$1,966	$2,149	$2,485

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$(33)	$(162)	$1,039
Amortization of net loss	(150)	(174)	(85)
Total recognized in other comprehensive income (loss)	$(183)	$(336)	$954

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2018	2017	2016
Service cost	$310	$344	$263
Interest cost	345	338	326
Amortization of net loss	150	174	85
Net periodic pension cost	$805	$856	$674

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2019 is $140,000.

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	September 29,	September 30,	October 1,
	2018	2017	2016
Assumptions at year-end:
Discount rate	4.00%	3.75%	3.75%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The assumed discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the SERPs. The SERPs expected rate of increase in compensation levels is based on the anticipated increases in annual compensation.

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	In thousands
2019	$325
2020	278
2021	278
2022	553
2023	553
2024 - 2028	4,083

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $1.1 million in 2018 and 2017 and $1.0 million in 2016.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $5.1 million in 2018, $5.6 million in 2017 and $5.4 million in 2016. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(11) Commitments and Contingencies

Insurance recoveries. We maintain general liability, business interruption and replacement cost property insurance coverage on our facilities.

In August 2018, a transformer outage and electrical fire occurred at our Dayton, Texas manufacturing facility, which resulted in the temporary curtailment of operations. Alternative power arrangements for the facility were subsequently made, allowing for operations to continue until permanent repairs could be completed. We are in the process of preparing the supporting analysis for the insurance claim related to the business interruption and property damage resulting from the fire. During 2018, we received $183,000 of insurance proceeds related to the claim and recorded a $462,000 receivable for the anticipated insurance proceeds associated with the expenses incurred as of the end of the year. The insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($645,000) on the consolidated statements of operations.

In August 2017, operations at our manufacturing facility located in Dayton, Texas were adversely affected by hurricane Harvey. We are in the process of finalizing the supporting analysis for insurance claims relating to the business interruption and property damage resulting from the storm. During 2018, we received $439,000 of insurance proceeds related to the claim and recorded a $52,000 receivable for the anticipated insurance proceeds associated with the expenses that were incurred and capital outlays required to replace property and equipment damaged in the storm. The insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($439,000), SG&A expense ($26,000) and other income ($26,000) on the consolidated statements of operations.

We believe the coverage provided for under our insurance policies is sufficient to cover the losses incurred from these claims.

Leases and purchase commitments. We lease a portion of our equipment under operating leases that expire at various dates through 2023. Additionally, we leased our facility in Houston, Texas through September 30, 2017 and subsequently exercised the $4.9 million purchase option under the lease in October 2017. Under most lease agreements, we pay insurance, taxes and maintenance. Rental expense for operating leases was $1.5 million in 2018 and $1.8 million in 2017 and 2016. As of September 29, 2018, minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2019, $1.0 million; 2020 $543,000; 2021, $185,000; 2022, $22,000 and 2023 and beyond, $16,000.

As of September 29, 2018, we had $75.1 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $9.6 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in the consolidated financial statements.

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

(12) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	September 29,	September 30,	October 1,
(In thousands, except per share amounts)	2018	2017	2016
Net earnings	$36,266	$22,548	$37,245

Basic weighted average shares outstanding	19,079	19,011	18,754
Dilutive effect of stock-based compensation	198	206	301
Diluted weighted average shares outstanding	19,277	19,217	19,055

Net earnings per share:
Basic	$1.90	$1.19	$1.99
Diluted	1.88	1.17	1.95

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 83,000 shares in 2018, 76,000 shares in 2017 and 51,000 shares in 2016.

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

Our net sales and long-lived assets (consisting of net property, plant and equipment, the cash surrender value of life insurance policies, goodwill and intangible assets) by geographic region are as follows:

	Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2018	2017	2016
Net sales:
United States	$451,418	$387,199	$416,391
Foreign	1,799	1,672	2,156
Total	$453,217	$388,871	$418,547

Long-lived assets:
United States	$133,913	$122,574	$112,130
Foreign	-	-	-
Total	$133,913	$122,574	$112,130

Our net sales by product line are as follows:

	Year Ended
	September 29,	September 30,	October 1,
(In thousands)	2018	2017	2016
Net sales:
Welded wire reinforcement	$273,658	$239,522	$256,801
Prestressed concrete strand	179,559	149,349	161,746
Total	$453,217	$388,871	$418,547

There were no customers that accounted for 10% or more of our net sales in 2018, 2017 and 2016.

(14) Related Party Transactions

Sales to a company affiliated with one of our directors amounted to $699,000 in 2018, $622,000 in 2017 and $420,000 in 2016.

(15) Other Financial Data

Balance sheet information:

	September 29,	September 30,
(In thousands)	2018	2017
Accounts receivable, net:
Accounts receivable	$51,779	$40,485
Less allowance for doubtful accounts	(295)	(201)
Total	$51,484	$40,284

Inventories:
Raw materials	$61,008	$51,808
Work in process	4,779	2,637
Finished goods	28,370	27,408
Total	$94,157	$81,853

Other current assets:
Prepaid insurance	$3,845	$3,796
Income taxes receivable	-	925
Other	2,050	1,228
Total	$5,895	$5,949

Other assets:
Cash surrender value of life insurance policies	$9,769	$9,026
Capitalized financing costs, net	40	105
Other	104	203
Total	$9,913	$9,334

Property, plant and equipment, net:
Land and land improvements	$14,438	$12,177
Buildings	54,684	50,373
Machinery and equipment	160,068	153,484
Construction in progress	9,672	5,641
	238,862	221,675
Less accumulated depreciation	(132,714)	(123,005)
Total	$106,148	$98,670

Accrued expenses:
Salaries, wages and related expenses	$6,775	$5,520
Property taxes	1,585	1,384
Customer rebates	1,531	1,015
Sales allowance reserves	804	21
Income taxes	469	-
Workers' compensation	113	116
Other	652	611
Total	$11,929	$8,667

Other liabilities:
Deferred compensation	$10,541	$9,276
Deferred income taxes	5,340	8,103
Total	$15,881	$17,379

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

(18) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of September 29, 2018, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during 2018, 2017 and 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 29, 2018 and September 30, 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 26, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since fiscal 2002.

Charlotte, North Carolina

October 26, 2018

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 29, 2018, SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	September 29,	September 30,	October 1,
	2018	2017	2016
Balance, beginning of year	$201	$291	$638
Amounts charged to earnings	100	(57)	(244)
Write-offs, net of recoveries	(6)	(33)	(103)
Balance, end of year	$295	$201	$291

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2018. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 29, 2018. During the quarter ended September 29, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 29, 2018, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 29, 2018, and our report dated October 26, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 26, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a Code of Business Conduct that applies to all directors, officers and employees, which is available on our website at https://insteelgcs.gcs-web.com/corporate-governance/governance-documents. To the extent permissible under applicable law (the rules of the SEC or Nasdaq listing standards), we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on our website any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law (the rules of the SEC or Nasdaq listing standards). Our website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Three: Ratification of the Appointment of Grant Thornton LLP” in our Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 46 of this report.

All other schedules have been omitted because they are either not required or not applicable.

(a)(3) Exhibits

The list of exhibits filed as part of this annual report is set forth on the Exhibit Index immediately preceding the signatures to this annual report and is incorporated herein by reference.

(b) Exhibits

See Exhibit Index on pages 51 and 52.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

Item 16. Form 10-K Summary

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

10.1

Second Amended and Restated Credit Agreement dated as of June 2, 2010, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on April 26, 2011).

10.2

First Amendment to Second Amended and Restated Credit Agreement dated as of February 6, 2012, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc. as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2012).

10.3

Second Amendment to Second Amended and Restated Credit Agreement dated as of May 13, 2015, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; Intercontinental Metals Corporation, as a Credit Party; and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2015).

10.4*

Form of Amended and Restated Change in Control Severance Agreements between the Company and each of H.O. Woltz III and Michael C. Gazmarian, respectively, each dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on November 16, 2006).

10.5*

Form of Amended and Restated Severance Agreements with H.O. Woltz III and Michael C. Gazmarian dated November 14, 2006 (each agreement is substantially identical to the form in all material respects) (incorporated by reference to Exhibit 99.6 of the Company's Current Report on Form 8-K filed on November 16, 2006).

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

10.8*

Form of Retirement Security Agreement between the Company and each of Michael C. Gazmarian, James F. Petelle and Richard T. Wagner, respectively, dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 21, 2007).

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

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 29, 2018.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed on October 26, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 29, 2018, September 30, 2017 and October 1, 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 29, 2018, September 30, 2017 and October 1, 2016, (iii) the Consolidated Balance Sheets as of September 29, 2018 and September 30, 2017, (iv) the Consolidated Statements of Cash Flows for the years ended September 29, 2018, September 30, 2017 and October 1, 2016, (v) the Consolidated Statements of Shareholders’ Equity as of September 29, 2018, September 30, 2017 and October 1, 2016 and (vi) the Notes to Consolidated Financial Statements.

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

INSTEEL INDUSTRIES, INC.

Registrant

Date: October 26, 2018	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 26, 2018 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ ABNEY S. BOXLEY III ABNEY S. BOXLEY III	Director

/s/ CHARLES B. NEWSOME CHARLES B. NEWSOME	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ JON M. RUTH JON M. RUTH	Director

/s/ JOSEPH A. RUTKOWSKI JOSEPH A. RUTKOWSKI	Director

/s/ G. KENNEDY THOMPSON G. KENNEDY THOMPSON	Director