Form 10-Q
period 2018-12-29
INSTEEL INDUSTRIES INC
filed 2019-01-17
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

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

The number of shares outstanding of the registrant’s common stock as of January 16, 2019 was 19,223,017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 29,	December 30,
	2018	2017

Net sales	$104,110	$97,741
Cost of sales	93,134	86,080
Gross profit	10,976	11,661
Selling, general and administrative expense	6,534	5,763
Other expense (income), net	(829)	19
Interest expense	30	28
Interest income	(155)	(76)
Earnings before income taxes	5,396	5,927
Income taxes	1,270	(2,184)
Net earnings	$4,126	$8,111

Net earnings per share:
Basic	$0.21	$0.43
Diluted	0.21	0.42

Weighted average shares outstanding:
Basic	19,223	19,041
Diluted	19,336	19,224

Cash dividends declared per share	$0.03	$1.03

Comprehensive income	$4,126	$8,111

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	December 29,	September 29,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$15,503	$43,941
Accounts receivable, net	36,524	51,484
Inventories	115,306	94,157
Other current assets	5,841	5,895
Total current assets	173,174	195,477
Property, plant and equipment, net	111,171	106,148
Intangibles, net	9,429	9,703
Goodwill	8,293	8,293
Other assets	9,367	9,913
Total assets	$311,434	$329,534

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$40,456	$60,059
Accrued expenses	7,453	11,929
Total current liabilities	47,909	71,988
Other liabilities	18,143	15,881
Commitments and contingencies
Shareholders' equity:
Common stock	19,223	19,223
Additional paid-in capital	73,019	72,852
Retained earnings	154,634	151,084
Accumulated other comprehensive loss	(1,494)	(1,494)
Total shareholders' equity	245,382	241,665
Total liabilities and shareholders' equity	$311,434	$329,534

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 29,	December 30,
	2018	2017
Cash Flows From Operating Activities:
Net earnings	$4,126	$8,111
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	3,242	3,176
Amortization of capitalized financing costs	16	16
Stock-based compensation expense	174	235
Deferred income taxes	2,131	(2,069)
Loss (gain) on sale and disposition of property, plant and equipment	(709)	17
Increase in cash surrender value of life insurance policies over premiums paid	-	(256)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	14,960	515
Inventories	(21,149)	10,935
Accounts payable and accrued expenses	(25,145)	(6,793)
Other changes	(414)	877
Total adjustments	(26,894)	6,653
Net cash provided by (used for) operating activities	(22,768)	14,764

Cash Flows From Investing Activities:
Capital expenditures	(6,194)	(6,080)
Acquisition of business	-	(3,300)
Proceeds from surrender of life insurance policies	13	41
Decrease (increase) in cash surrender value of life insurance policies	518	(194)
Net cash used for investing activities	(5,663)	(9,533)

Cash Flows From Financing Activities:
Proceeds from long-term debt	90	90
Principal payments on long-term debt	(90)	(90)
Payment of employee tax withholdings related to net share transactions	(7)	-
Net cash used for financing activities	(7)	-

Net increase (decrease) in cash and cash equivalents	(28,438)	5,231
Cash and cash equivalents at beginning of period	43,941	32,105
Cash and cash equivalents at end of period	$15,503	$37,336

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$36	$(7)
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,090	1,005
Declaration of cash dividends to be paid	576	19,612
Restricted stock units and stock options surrendered for withholding taxes payable	7	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three months ended December 29, 2018

Balance at September 29, 2018	19,223	$19,223	$72,852	$151,084	$(1,494)	$241,665
Net earnings				4,126		4,126
Compensation expense associated with stock-based plans			174			174
Restricted stock units and stock options surrendered for withholding taxes payable			(7)			(7)
Cash dividends declared				(576)		(576)
Balance at December 29, 2018	19,223	$19,223	$73,019	$154,634	$(1,494)	$245,382

For the three months ended December 30, 2017

Balance at September 30, 2017	19,041	$19,041	$69,817	$135,851	$(1,333)	$223,376
Net earnings				8,111		8,111
Compensation expense associated with stock-based plans			235			235
Cash dividends declared				(19,612)		(19,612)
Balance at December 30, 2017	19,041	$19,041	$70,052	$124,350	$(1,333)	$212,110

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures made are adequate to make the information not misleading. The September 29, 2018 consolidated balance sheet was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 29, 2018 included in our Annual Report on Form 10-K filed with the SEC on October 26, 2018.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that we consider necessary for a fair presentation of results for these interim periods. The results of operations for the three-month period ended December 29, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2019 or future periods.

We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and concluded there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

Current Adoptions

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 “Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing differences in the presentation of these items. The amendments in ASU No. 2016-15 became effective for us in the current quarter and were adopted retrospectively. The adoption of this update did not impact our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” as subsequently amended, which supersedes nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 during the current quarter using the modified retrospective method. The adoption of this update did not significantly change our policies for recognizing revenue nor materially impact our consolidated financial statements (see Note 3).

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU No. 2017-04 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We are evaluating the impact that the adoption of this update will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which will replace the guidance in Accounting Standards Codification (“ASC”) Topic 840. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. ASU No. 2016-02 will become effective for us in the first quarter of fiscal 2020. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendment has the same effective date and transition requirements as ASU No. 2016-02. We are evaluating the impact that the adoption of these updates will have on our consolidated financial statements.

(3) Revenue Recognition

We recognize revenues when obligations under the terms of a contract with our customers are satisfied, which generally occurs when products are shipped and control is transferred. We enter into contracts that pertain to products, which are accounted for as separate performance obligations and typically one year or less in duration. We do not exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We have elected to apply the practical expedient provided for in ASU No. 2014-09 and not disclose information regarding remaining performance obligations that have original expected durations of one year or less.

Variable consideration that may affect the total transaction price, including contractual discounts, rebates, returns and credits are included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance and management's judgment and are updated as of each reporting date. Shipping and related expenses associated with outbound freight are accounted for as fulfillment costs and included in cost of sales. We do not have significant financing components.

The following table disaggregates our net sales by product line:

	Three Months Ended
	December 29,	December 30,
(In thousands)	2018	2017
Welded wire reinforcement	$66,278	$56,891
Prestressed concrete strand	37,832	40,850
Total	$104,110	$97,741

The following table disaggregates our net sales by geography based on the shipping addresses of our customers:

	Three Months Ended
	December 29,	December 30,
(In thousands)	2018	2017
United States	$103,621	$97,283
Foreign	489	458
Total	$104,110	$97,741

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of December 29, 2018.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected, which is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful.

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

As of December 29, 2018 and September 29, 2018, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of December 29, 2018:
Current assets:
Cash equivalents	$16,565	$16,565	$-
Other assets:
Cash surrender value of life insurance policies	9,238	-	9,238
Total	$25,803	$16,565	$9,238

As of September 29, 2018:
Current assets:
Cash equivalents	$44,257	$44,257	$-
Other assets:
Cash surrender value of life insurance policies	9,769	-	9,769
Total	$54,026	$44,257	$9,769

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

As of December 29, 2018 and September 29, 2018, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of December 29, 2018:
Customer relationships	$9,070	$(1,750)	$7,320
Developed technology and know-how	1,800	(394)	1,406
Non-competition agreements	1,800	(1,197)	603
Trade name	140	(40)	100
	$12,810	$(3,381)	$9,429

As of September 29, 2018:
Customer relationships	$9,070	$(1,598)	$7,472
Developed technology and know-how	1,800	(371)	1,429
Non-competition agreements	3,687	(2,994)	693
Trade name	140	(31)	109
	$14,697	$(4,994)	$9,703

Amortization expense for intangibles was $273,000 and $329,000 for the three-month periods ended December 29, 2018 and December 30, 2017, respectively. We completed the acquisition of a business during the three-month period ended December 30, 2017, and the effects of the purchase price allocation for this transaction on the accompanying unaudited interim consolidated financial statements were not material.

(6) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of December 29, 2018, there were 334,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $55,000 and $90,000 for the three-month periods ended December 29, 2018 and December 30, 2017, respectively. As of December 29, 2018, there was $207,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.55 years.

The following table summarizes stock option activity:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at September 29, 2018	264	$10.23	-	$41.85	$29.25
Exercised	(5)	18.05	-	26.75	23.95
Outstanding at December 29, 2018	259	10.23	-	41.85	29.36	7.61	$362

Vested and anticipated to vest in the future at December 29, 2018	257				29.33	7.60	362

Exercisable at December 29, 2018	103				24.77	6.04	361

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $119,000 and $145,000 for the three-month periods ended December 29, 2018 and December 30, 2017, respectively.

As of December 29, 2018, there was $333,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.77 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2018	103	$30.40
Released	-	-
Balance, December 29, 2018	103	30.40

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 23.5% for the three-month period ended December 29, 2018 compared with (36.8)% for the three-month period ended December 30, 2017. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. Based on the provisions of the Act, we remeasured our deferred tax assets and liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our prior year first quarter tax provision which resulted in a $3.7 million reduction of income tax expense. Since our fiscal year ends on the Saturday closest to September 30 rather than the calendar year, we are subject to IRS rules relating to transitional income tax rates. As a result, our federal statutory rate is 21% for fiscal 2019 and beyond, but was 24.5% for fiscal 2018.

Deferred income taxes. As of December 29, 2018, we recorded a deferred tax liability (net of valuation allowance) of $7.5 million in other liabilities on our consolidated balance sheet. We have $2.1 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2022, but principally expire between 2022 and 2031. We have also recorded gross deferred tax assets of $16,000 for various state tax credits that begin to expire in 2019, but principally expire between 2019 and 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of December 29, 2018 and September 29, 2018, we recorded a valuation allowance of $266,000 and $233,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. As of December 29, 2018, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We file U.S. federal, state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2013 remain subject to examination.

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

Net periodic pension cost for the SERPs includes the following components:

	Three Months Ended
	December 29,	December 30,
(In thousands)	2018	2017
Interest cost	$96	$86
Service cost	74	77
Recognized net actuarial loss	35	38
Net periodic pension cost	$205	$201

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) maturing May 13, 2020 that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 29, 2018, no borrowings were outstanding on the Credit Facility, $98.2 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of December 29, 2018, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of December 29, 2018, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended December 29, 2018 and December 30, 2017.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	December 29,	December 30,
(In thousands, except per share amounts)	2018	2017
Net earnings	$4,126	$8,111

Basic weighted average shares outstanding	19,223	19,041
Dilutive effect of stock-based compensation	113	183
Diluted weighted average shares outstanding	19,336	19,224

Net earnings per share:
Basic	$0.21	$0.43
Diluted	$0.21	$0.42

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 158,000 and 100,000 shares for the three-month periods ended December 29, 2018 and December 30, 2017, respectively.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of December 29, 2018, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three-month periods ended December 29, 2018 and December 30, 2017.

(12) Other Financial Data

Balance sheet information:

	December 29,	September 29,
(In thousands)	2018	2018
Accounts receivable, net:
Accounts receivable	$36,755	$51,779
Less allowance for doubtful accounts	(231)	(295)
Total	$36,524	$51,484

Inventories:
Raw materials	$65,946	$61,008
Work in process	5,318	4,779
Finished goods	44,042	28,370
Total	$115,306	$94,157

Other current assets:
Prepaid insurance	$3,827	$3,845
Income tax receivable	428	-
Other	1,586	2,050
Total	$5,841	$5,895

Other assets:
Cash surrender value of life insurance policies	$9,238	$9,769
Capitalized financing costs, net	24	40
Other	105	104
Total	$9,367	$9,913

Property, plant and equipment, net:
Land and land improvements	$14,491	$14,438
Buildings	55,891	54,684
Machinery and equipment	167,680	160,068
Construction in progress	6,694	9,672
	244,756	238,862
Less accumulated depreciation	(133,585)	(132,714)
Total	$111,171	$106,148

Accrued expenses:
Salaries, wages and related expenses	$1,914	$6,775
Customer rebates	1,764	1,531
Property taxes	1,493	1,585
Sales allowance reserves	992	804
Dividends	576	-
Workers' compensation	113	113
Income taxes	-	469
Other	601	652
Total	$7,453	$11,929

Other liabilities:
Deferred compensation	$10,672	$10,541
Deferred income taxes	7,471	5,340
Total	$18,143	$15,881

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

In August 2018, a transformer outage and electrical fire occurred at our Dayton, Texas manufacturing facility, which resulted in the temporary curtailment of operations. Alternative power arrangements for the facility were subsequently made, allowing for operations to continue until permanent repairs were completed during the current quarter. We are in the process of finalizing the insurance claim relating to the business interruption and property damage resulting from the fire. We believe the coverage provided for under our insurance policies is sufficient to cover the losses incurred from this claim. During the three months ended December 29, 2018, we received $391,000 of insurance proceeds related to the claim that was applied against the September 29, 2018 receivable of $462,000.  As of December 29, 2018 we recorded a $263,000 receivable for the anticipated insurance proceeds associated with the expenses incurred as of the end of the quarter. The anticipated insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($187,000) and selling, general and administrative expense ($5,000) on the consolidated statements of operations and comprehensive income.

In August 2017, operations at our manufacturing facility located in Dayton, Texas were adversely affected by hurricane Harvey. During the three months ended December 29, 2018, we received $150,000 of proceeds related to this claim of which $98,000 was recorded in other income on the consolidated statements of operations and comprehensive income. We reached a final settlement on the property damage and business interruption claim with our insurance carrier during the current quarter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 (our “2018 Annual Report”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our 2018 Annual Report and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 29,		December 30,
	2018	Change	2017

Net sales	$104,110	6.5%	$97,741
Gross profit	10,976	(5.9%)	11,661
Percentage of net sales	10.5%		11.9%
Selling, general and administrative expense	$6,534	13.4%	$5,763
Percentage of net sales	6.3%		5.9%
Other expense (income), net	$(829)	N/M	$19
Interest expense	30	7.1%	28
Interest income	(155)	103.9%	(76)
Effective income tax rate	23.5%		(36.8%)
Net earnings	$4,126	(49.1%)	$8,111

"N/M" = not meaningful

First Quarter of Fiscal 2019 Compared to First Quarter of Fiscal 2018

Net Sales

Net sales for the first quarter of 2019 increased 6.5% to $104.1 million from $97.7 million in the prior year quarter, reflecting a 28.7% increase in average selling prices partially offset by a 17.2% decrease in shipments. The increase in average selling prices was driven by price increases that were implemented over the course of the prior year to recover the escalation in raw material costs. Shipments for the current year quarter were unfavorably impacted by adverse weather in many regions of the country and construction project delays together with an increase in low-priced import competition.

Gross Profit

Gross profit for the first quarter of 2019 decreased 5.9% to $11.0 million, or 10.5% of net sales, from $11.7 million, or 11.9% of net sales, in the prior year quarter due to higher manufacturing costs ($2.4 million) and lower shipments ($2.1 million) partially offset by higher spreads between average selling prices and raw material costs ($4.2 million). The increase in spreads was driven by higher average selling prices ($22.8 million) partially offset by higher raw material costs ($18.4 million) and freight expense ($207,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2019 increased 13.4% to $6.5 million, or 6.3% of net sales, from $5.8 million, or 5.9% of net sales in the prior year quarter primarily due to the relative year-over-year changes in the cash surrender value of life insurance policies ($788,000) partially offset by lower compensation expense ($334,000). The cash surrender value of life insurance policies decreased $532,000 in the current year quarter compared with an increase of $256,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments. The decrease in compensation expense was largely driven by lower incentive plan expense based on our weaker results in the current year quarter.

Other Income

Other income of $829,000 for the first quarter of 2019 was primarily related to a net gain from the disposition of property, plant and equipment ($709,000).

Income Taxes

Our effective tax rate for the first quarter of 2019 increased to 23.5% from (36.8%) for the prior year quarter. The prior year rate reflects a $3.7 million gain on the remeasurement of deferred tax assets and liabilities related to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Excluding the deferred tax gain, our effective tax rate was 24.9% in the prior year quarter reflecting the reduction in the federal statutory rate to 21% from 35% for three quarters of fiscal 2018.

Net Earnings

Net earnings for the first quarter of 2019 decreased to $4.1 million ($0.21 per diluted share) from $8.1 million ($0.42 per diluted share) in the prior year quarter primarily due to the decrease in gross profit and increase in SG&A expense together with the prior year income tax benefit related to enactment of the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 29,	December 30,
	2018	2017
Net cash provided by (used for) operating activities	$(22,768)	$14,764
Net cash used for investing activities	(5,663)	(9,533)
Net cash used for financing activities	(7)	-

Net working capital	125,265	97,109
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$245,382	$212,110
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$245,382	$212,110

Operating Activities

Operating activities used $22.8 million of cash during the first quarter of 2019 primarily from net earnings adjusted for non-cash items together with a net decrease in the working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital used $31.2 million of cash due to a $25.1 million decrease in accounts payable and accrued expenses and a $21.1 million increase in inventories partially offset by a $15.0 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases during the latter portion of the quarter, and, to a lesser extent, the payment of accrued incentive compensation for the prior year. The increase in inventories was primarily driven by the reduction in shipments and higher unit costs during the quarter. The decrease in accounts receivable was principally due to the usual seasonal downturn in sales near the end of the quarter compounded by the adverse weather.

Operating activities provided $14.8 million of cash during the first quarter of 2018 primarily from net earnings adjusted for non-cash items together with a decrease in net working capital. Net working capital provided $4.6 million of cash due to a $10.9 million decrease in inventories and a $0.5 million decrease in accounts receivable partially offset by a $6.8 million decrease in accounts payable and accrued expenses. The decrease in inventories was primarily due to lower raw material purchases during the quarter. The decrease in accounts receivable was largely related to the usual seasonal downturn in sales near the end of the quarter. The decrease in accounts payable and accrued expenses was principally due to lower raw material purchases during the quarter together with the payment of accrued incentive compensation for the prior year.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $5.7 million of cash during the first quarter of 2019 compared to $9.5 million in the prior year quarter primarily due to the acquisition of a business in the prior year and a decrease in the cash surrender value of life insurance policies in the current quarter. Capital expenditures increased slightly to $6.2 million from $6.1 million in the prior year quarter and are expected to total up to $22.0 million for fiscal 2019 primarily focused on cost and productivity initiatives in addition to recurring maintenance.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities did not provide or use any significant amounts of cash during the current or prior year quarters. During the first quarter of 2019, we declared a regular quarterly cash dividend of $576,000, or $0.03 per share, which was paid in the second quarter of 2019. During the first quarter of 2018, we declared a special cash dividend totaling $19.0 million, or $1.00 per share, and a regular quarterly cash dividend of $571,000, or $0.03 per share, which were paid in the second quarter of 2018.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) maturing May 13, 2020 that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 29, 2018, no borrowings were outstanding on the Credit Facility, $98.2 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million (see Note 9 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the first quarter of 2019.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2018 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our 2018 Annual Report for further information regarding our critical accounting policies and estimates. As of December 29, 2018, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our 2018 Annual Report other than Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers”.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of 2019, we expect our financial results will be favorably impacted by the continued growth in our construction end-markets and the weather-related deferral of business from the first quarter. The leading indicators and industry forecasts for nonresidential construction remain positive. The infrastructure-related portion of our business should benefit from increased federal funding through the FAST Act and supplementary measures together with higher state and local spending in many of our markets supported by various initiatives such as fuel tax increases, bond issuances and other ballot measures.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2019, a 10% increase in the price of wire rod would have resulted in a $6.7 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of December 29, 2018, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 29, 2018.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 29, 2018. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 29, 2018, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our 2018 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2018 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of December 29, 2018, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three-month periods ended December 29, 2018 and December 30, 2017.

Item 6. Exhibits

10.1

Amendment No. 2 to the Rights Agreement, dated as of November 15, 2018, by and between the Company and American Stock Transfer & Trust Company, LLC (as Successor Rights Agent to First Union National Bank) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 19, 2018).

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 29, 2018 and December 30, 2017, (ii) the Consolidated Balance Sheets as of December 29, 2018 and September 29, 2018, (iii) the Consolidated Statements of Cash Flows for the three months ended December 29, 2018 and December 30, 2017, (iv) the Consolidated Statements of Shareholders’ Equity as of December 29, 2018 and December 30, 2017, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: January 17, 2019	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)