Form 10-Q
period 2019-03-30
INSTEEL INDUSTRIES INC
filed 2019-04-18
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of April 17, 2019 was 19,251,607.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018

Net sales	$111,948	$107,417	$216,058	$205,158
Cost of sales	104,927	92,001	198,061	178,081
Gross profit	7,021	15,416	17,997	27,077
Selling, general and administrative expense	6,556	7,475	13,090	13,238
Other expense (income), net	(971)	166	(1,800)	185
Interest expense	45	23	75	51
Interest income	(12)	(53)	(167)	(129)
Earnings before income taxes	1,403	7,805	6,799	13,732
Income taxes	354	1,926	1,624	(258)
Net earnings	$1,049	$5,879	$5,175	$13,990

Net earnings per share:
Basic	$0.05	$0.31	$0.27	$0.73
Diluted	0.05	0.31	0.27	0.73

Weighted average shares outstanding:
Basic	19,242	19,052	19,233	19,047
Diluted	19,340	19,258	19,338	19,241

Cash dividends declared per share	$0.03	$0.03	$0.06	$1.06

Comprehensive income	$1,049	$5,879	$5,175	$13,990

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 30,	September 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$490	$43,941
Accounts receivable, net	50,574	51,484
Inventories	117,227	94,157
Other current assets	6,265	5,895
Total current assets	174,556	195,477
Property, plant and equipment, net	109,377	106,148
Intangibles, net	9,157	9,703
Goodwill	8,293	8,293
Other assets	10,188	9,913
Total assets	$311,571	$329,534

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$35,124	$60,059
Accrued expenses	5,991	11,929
Total current liabilities	41,115	71,988
Long-term debt	5,365	-
Other liabilities	18,561	15,881
Commitments and contingencies
Shareholders' equity:
Common stock	19,252	19,223
Additional paid-in capital	73,667	72,852
Retained earnings	155,105	151,084
Accumulated other comprehensive loss	(1,494)	(1,494)
Total shareholders' equity	246,530	241,665
Total liabilities and shareholders' equity	$311,571	$329,534

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 30,	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net earnings	$5,175	$13,990
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	6,622	6,409
Amortization of capitalized financing costs	32	32
Stock-based compensation expense	1,019	1,073
Deferred income taxes	2,136	(2,270)
Loss (gain) on sale and disposition of property, plant and equipment	(1,758)	221
Increase in cash surrender value of life insurance policies over premiums paid	(62)	(275)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	910	(10,171)
Inventories	(23,070)	18,697
Accounts payable and accrued expenses	(30,357)	(4,218)
Other changes	(838)	1,005
Total adjustments	(45,366)	10,503
Net cash provided by (used for) operating activities	(40,191)	24,493

Cash Flows From Investing Activities:
Capital expenditures	(8,107)	(9,316)
Acquisition of business	-	(3,300)
Proceeds from surrender of life insurance policies	18	121
Increase in cash surrender value of life insurance policies	(263)	(245)
Proceeds from property insurance	1,048	-
Proceeds from sale of property, plant and equipment	8	-
Net cash used for investing activities	(7,296)	(12,740)

Cash Flows From Financing Activities:
Proceeds from long-term debt	17,626	169
Principal payments on long-term debt	(12,261)	(169)
Cash dividends paid	(1,154)	(20,184)
Payment of employee tax withholdings related to net share transactions	(175)	(210)
Net cash provided by (used for) financing activities	4,036	(20,394)

Net decrease in cash and cash equivalents	(43,451)	(8,641)
Cash and cash equivalents at beginning of period	43,941	32,105
Cash and cash equivalents at end of period	$490	$23,464

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$1,387	$1,060
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	497	1,233
Restricted stock units and stock options surrendered for withholding taxes payable	175	210

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the six months ended March 30, 2019

Balance at September 29, 2018	19,223	$19,223	$72,852	$151,084	$(1,494)	$241,665
Net earnings				4,126		4,126
Compensation expense associated with stock-based plans			174			174
Restricted stock units and stock options surrendered for withholding taxes payable			(7)			(7)
Cash dividends declared				(576)		(576)
Balance at December 29, 2018	19,223	19,223	73,019	154,634	(1,494)	245,382
Net earnings				1,049		1,049
Vesting of restricted stock units	29	29	(29)			-
Compensation expense associated with stock-based plans			845			845
Restricted stock units and stock options surrendered for withholding taxes payable			(168)			(168)
Cash dividends declared				(578)		(578)
Balance at March 30, 2019	19,252	$19,252	$73,667	$155,105	$(1,494)	$246,530

For the six months ended March 31, 2018

Balance at September 30, 2017	19,041	$19,041	$69,817	$135,851	$(1,333)	$223,376
Net earnings				8,111		8,111
Compensation expense associated with stock-based plans			235			235
Cash dividends declared				(19,612)		(19,612)
Balance at December 30, 2017	19,041	19,041	70,052	124,350	(1,333)	212,110
Net earnings				5,879		5,879
Stock options exercised, net	2	2	(2)			-
Vesting of restricted stock units	20	20	(20)			-
Compensation expense associated with stock-based plans			838			838
Restricted stock units and stock options surrendered for withholding taxes payable			(210)			(210)
Cash dividends declared				(572)		(572)
Balance at March 31, 2018	19,063	$19,063	$70,658	$129,657	$(1,333)	$218,045

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that we consider necessary for a fair presentation of results for these interim periods. The results of operations for the six-month period ended March 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2019 or future periods.

We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and concluded there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

(2) Recent Accounting Pronouncements

Current Adoptions

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 “Statement of Cash Flows Topic 230: Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing differences in the presentation of these items. The amendments in ASU No. 2016-15 became effective for us in the first quarter and were adopted retrospectively. The adoption of this update did not impact our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” as subsequently amended, which supersedes nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 during the first quarter using the modified retrospective method. The adoption of this update did not significantly change our policies for recognizing revenue nor materially impact our consolidated financial statements (see Note 3).

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU No. 2017-04 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We are evaluating the impact that the adoption of this update will have on our consolidated financial statements.

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

The following table disaggregates our net sales by product line:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(In thousands)	2019	2018	2019	2018
Welded wire reinforcement	$68,941	$64,806	$135,219	$121,697
Prestressed concrete strand	43,007	42,611	80,839	83,461
Total	$111,948	$107,417	$216,058	$205,158

The following table disaggregates our net sales by geography based on the shipping addresses of our customers:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(In thousands)	2019	2018	2019	2018
United States	$111,620	$106,930	$215,241	$204,213
Foreign	328	487	817	945
Total	$111,948	$107,417	$216,058	$205,158

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of March 30, 2019.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful.

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

As of March 30, 2019 and September 29, 2018, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of March 30, 2019:
Other assets:
Cash surrender value of life insurance policies	$10,076	$-	$10,076
Total	$10,076	$-	$10,076

As of September 29, 2018:
Current assets:
Cash equivalents	$44,257	$44,257	$-
Other assets:
Cash surrender value of life insurance policies	9,769	-	9,769
Total	$54,026	$44,257	$9,769

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

As of March 30, 2019 and September 29, 2018, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments. The carrying amount of long-term debt outstanding under our revolving credit facility approximates its estimated fair value. The estimated fair value of long-term debt is primarily based upon quoted market prices as well as borrowing rates currently available to us for bank loans with similar terms and maturities.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of March 30, 2019:
Customer relationships	$9,070	$(1,902)	$7,168
Developed technology and know-how	1,800	(416)	1,384
Non-competition agreements	1,800	(1,286)	514
Trade name	140	(49)	91
	$12,810	$(3,653)	$9,157

As of September 29, 2018:
Customer relationships	$9,070	$(1,598)	$7,472
Developed technology and know-how	1,800	(371)	1,429
Non-competition agreements	3,687	(2,994)	693
Trade name	140	(31)	109
	$14,697	$(4,994)	$9,703

Amortization expense for intangibles was $273,000 and $359,000 for the three-month periods ended March 30, 2019 and March 31, 2018, respectively, and $546,000 and $688,000 for the six-month periods ended March 30, 2019 and March 31, 2018, respectively. We completed the acquisition of a business during the six-month period ended March 31, 2018, and the effects of the purchase price allocation for this transaction on the accompanying consolidated financial statements were not material.

(6) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaces the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of March 30, 2019, there were 241,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $383,000 and $381,000 for the three-month periods ended March 30, 2019 and March 31, 2018, respectively, and $438,000 and $471,000 for the six-month periods ended March 30, 2019 and March 31, 2018, respectively. As of March 30, 2019, there was $272,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.66 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the three- and six-month periods ended March 30, 2019 and March 31, 2018 was $7.96 and $10.46 per share, respectively, based on the following assumptions:

	Six Months Ended
	March 30,	March 31,
	2019	2018
Risk-free interest rate	3.84%	2.72%
Dividend yield	0.50%	0.40%
Expected volatility	43.08%	37.74%
Expected term (in years)	4.56	4.89

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

The following table summarizes stock option activity:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at September 29, 2018	264	$10.23	-	$41.85	$29.25
Granted	58	21.57	-	21.57	21.57
Exercised	(5)	18.05	-	26.75	23.95		$21
Outstanding at March 30, 2019	317	10.23	-	41.85	27.93	7.83	205

Vested and anticipated to vest in the future at March 30, 2019	313				27.91	7.81	205

Exercisable at March 30, 2019	145				26.05	6.38	205

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $462,000 and $457,000 for the three-month periods ended March 30, 2019 and March 31,2018, respectively, and $581,000 and $602,000 for the six-month periods ended March 30, 2019 and March 31,2018, respectively. The market value of RSUs granted during the three- and six- month periods ended March 30, 2019 and March 31, 2018 was $763,000 and $712,000, respectively.

As of March 30, 2019, there was $611,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.62 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2018	103	$30.40
Granted	35	21.57
Released	(36)	25.28
Balance, March 30, 2019	102	29.16

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 23.9% for the six-month period ended March 30, 2019 compared with (1.9%) for the six-month period ended March 31, 2018. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. Based on the provisions of the Act, we remeasured our deferred tax assets and liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our first quarter tax provision for the prior year which resulted in a $3.7 million reduction of income tax expense. Since our fiscal year ends on the Saturday closest to September 30 rather than the calendar year, we are subject to IRS rules relating to transitional income tax rates. As a result, our federal statutory rate is 21% for fiscal 2019 and beyond, but was 24.5% for fiscal 2018.

Deferred income taxes. As of March 30, 2019, we recorded a deferred tax liability (net of valuation allowance) of $7.5 million in other liabilities on our consolidated balance sheet. We have $2.1 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2022, but principally expire between 2022 and 2031. We have also recorded gross deferred tax assets of $16,000 for various state tax credits that begin to expire in 2019, but principally expire between 2019 and 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of March 30, 2019 and September 29, 2018, we recorded a valuation allowance of $265,000 and $233,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. As of March 30, 2019, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SERPs includes the following components:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(In thousands)	2019	2018	2019	2018
Interest cost	$96	$86	$192	$172
Service cost	74	62	148	139
Recognized net actuarial loss	35	38	70	76
Net periodic pension cost	$205	$186	$410	$387

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) maturing May 13, 2020 that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 30, 2019, $5.4 million of borrowings were outstanding on the Credit Facility, $92.8 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.75% for index rate loans and 1.25% to 1.75% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of March 30, 2019, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.10 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $12.5 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of March 30, 2019, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended March 30, 2019 and March 31, 2018, and $32,000 for each of the six-month periods ended March 30, 2019 and March 31, 2018.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net earnings	$1,049	$5,879	$5,175	$13,990

Basic weighted average shares outstanding	19,242	19,052	19,233	19,047
Dilutive effect of stock-based compensation	98	206	105	194
Diluted weighted average shares outstanding	19,340	19,258	19,338	19,241

Net earnings per share:
Basic	$0.05	$0.31	$0.27	$0.73
Diluted	$0.05	$0.31	$0.27	$0.73

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 228,000 and 97,000 shares for the three-month periods ended March 30, 2019 and March 31, 2018, respectively. Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 193,000 and 98,000 shares for the six-month periods ended March 30, 2019 and March 31, 2018, respectively.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of March 30, 2019, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three- and six-month periods ended March 30, 2019 and March 31, 2018.

(12) Other Financial Data

Balance sheet information:

	March 30,	September 29,
(In thousands)	2019	2018
Accounts receivable, net:
Accounts receivable	$50,862	$51,779
Less allowance for doubtful accounts	(288)	(295)
Total	$50,574	$51,484

Inventories:
Raw materials	$59,065	$61,008
Work in process	5,810	4,779
Finished goods	52,352	28,370
Total	$117,227	$94,157

Other current assets:
Prepaid insurance	$3,774	$3,845
Income tax receivable	1,430	-
Other	1,061	2,050
Total	$6,265	$5,895

Other assets:
Cash surrender value of life insurance policies	$10,076	$9,769
Capitalized financing costs, net	8	40
Other	104	104
Total	$10,188	$9,913

Property, plant and equipment, net:
Land and land improvements	$14,491	$14,438
Buildings	56,191	54,684
Machinery and equipment	169,362	160,068
Construction in progress	5,747	9,672
	245,791	238,862
Less accumulated depreciation	(136,414)	(132,714)
Total	$109,377	$106,148

Accrued expenses:
Salaries, wages and related expenses	$2,567	$6,775
Sales allowance reserves	1,406	804
Customer rebates	624	1,531
Property taxes	623	1,585
Workers' compensation	113	113
Income taxes	-	469
Other	658	652
Total	$5,991	$11,929

Other liabilities:
Deferred compensation	$11,085	$10,541
Deferred income taxes	7,476	5,340
Total	$18,561	$15,881

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

In August 2018, a transformer outage and electrical fire occurred at our Dayton, Texas manufacturing facility, which resulted in the temporary curtailment of operations. Alternative power arrangements for the facility were subsequently made, allowing for operations to continue until permanent repairs were completed during the first quarter. We are in the process of finalizing the insurance claim relating to the business interruption and property damage resulting from the fire. We believe the coverage provided for under our insurance policies is sufficient to cover the losses incurred from this claim. During the three months ended March 30, 2019, we received $1.4 million of insurance proceeds related to the claim that was partially applied against the December 29, 2018 receivable of $263,000 with the remainder recorded in other income ($950,000), cost of sales ($120,000) and selling, general and administrative expense (“SG&A expense”) ($40,000) on the consolidated statement of operations and comprehensive income. During the six-month period ended March 30, 2019, we received $1.8 million of insurance proceeds related to the claim that was partially applied against the September 29, 2018 receivable of $462,000 with the remainder recorded in other income ($950,000), cost of sales ($306,000) and SG&A expense ($45,000) on the consolidated statements of operations and comprehensive income. The insurance proceeds attributable to the property and equipment damaged are reported in cash flows from investing activities and all other insurance proceeds received are reported in cash flows from operating activities on the consolidated statement of cash flows.

In August 2017, operations at our manufacturing facility located in Dayton, Texas were adversely affected by hurricane Harvey. We reached a final settlement on the property damage and business interruption claim with our insurance carrier in the first quarter of this year. During the six-month period ended March 30, 2019, we received $150,000 of proceeds related to this claim of which $98,000 was recorded in other income on the consolidated statements of operations and comprehensive income. During the three- and six-month periods ended March 31, 2018, the Company received $439,000 of insurance proceeds related to the expenses that were incurred and business interruption losses resulting from the storm. During the six-month period ended March 31, 2018, the insurance proceeds were recorded in cost of sales ($418,000) and SG&A expense ($21,000) on the consolidated statement of operations and comprehensive income, and in cash flows from operating activities on the consolidated statement of cash flows.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended				Six Months Ended
	March 30,			March 31,	March 30,			March 31,
	2019	Change		2018	2019	Change		2018

Net sales	$111,948	4.2%		$107,417	$216,058	5.3%		$205,158
Gross profit	7,021	(54.5%	)	15,416	17,997	(33.5%	)	27,077
Percentage of net sales	6.3%			14.4%	8.3%			13.2%
Selling, general and administrative expense	$6,556	(12.3%	)	$7,475	$13,090	(1.1%	)	$13,238
Percentage of net sales	5.9%			7.0%	6.1%			6.5%
Other expense (income), net	$(971)	N/M		$166	$(1,800)	N/M		$185
Interest expense	45	95.7%		23	75	47.1%		51
Interest income	(12)	(77.4%	)	(53)	(167)	29.5%		(129)
Effective income tax rate	25.2%			24.7%	23.9%			(1.9% )
Net earnings	$1,049	(82.2%	)	$5,879	$5,175	(63.0%	)	$13,990

"N/M" = not meaningful

Second Quarter of Fiscal 2019 Compared to Second Quarter of Fiscal 2018

Net Sales

Net sales for the second quarter of 2019 increased 4.2% to $111.9 million from $107.4 million in the prior year quarter, reflecting a 21.0% increase in average selling prices partially offset by a 13.9% decrease in shipments. The increase in average selling prices was driven by price increases that were implemented over the course of the prior year to recover the escalation in raw material costs. Shipments for the current year quarter were unfavorably impacted by the adverse weather conditions in many of our markets together with an increase in low-priced import competition.

Gross Profit

Gross profit for the second quarter of 2019 decreased 54.5% to $7.0 million, or 6.3% of net sales, from $15.4 million, or 14.4% of net sales, in the prior year quarter due to lower spreads between average selling prices and raw material costs ($3.7 million), higher manufacturing costs ($2.4 million) and the reduction in shipments ($2.1 million). The decrease in spreads was driven by higher raw material costs ($22.6 million) and freight expense ($276,000) partially offset by higher average selling prices ($19.2 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2019 decreased 12.3% to $6.6 million, or 5.9% of net sales, from $7.5 million, or 7.0% of net sales in the prior year quarter primarily due to lower compensation expense ($597,000) together with the relative year-over-year changes in the cash surrender value of life insurance policies ($575,000). The decrease in compensation expense was largely driven by lower incentive plan expense based on our weaker results in the current year quarter. The cash surrender value of life insurance policies increased $594,000 in the current year quarter compared with an increase of $19,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Other Expense (Income)

Other income was $1.0 million for the second quarter of 2019 compared with other expense of $166,000 in the prior year quarter. Other income for the current year quarter was primarily related to a net gain from insurance proceeds. Other expense for the prior year quarter was primarily related to losses on the disposition of property, plant and equipment.

Income Taxes

Our effective tax rate for the second quarter of 2019 increased to 25.2% from 24.7% for the prior year quarter due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2019 decreased to $1.0 million ($0.05 per share) from $5.9 million ($0.31 per share) in the prior year quarter primarily due to the decrease in gross profit partially offset by the decrease in SG&A expense and increase in other income.

First Half of Fiscal 2019 Compared to First Half of Fiscal 2018

Net Sales

Net sales for the first half of 2019 increased 5.3% to $216.1 million from $205.2 million in the same year-ago period, reflecting a 24.6% increase in average selling prices partially offset by a 15.5% decrease in shipments. The increase in average selling prices was driven by price increases that were implemented over the course of the prior year to recover the escalation in raw material costs. Shipments for the current year period were unfavorably impacted by the adverse weather conditions in many of our markets together with an increase in low-priced import competition.

Gross Profit

Gross profit for the first half of 2019 decreased 33.5% to $18.0 million, or 8.3% of net sales, from $27.1 million, or 13.2% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to higher manufacturing costs ($4.8 million) and lower shipments ($4.3 million) partially offset by higher spreads between average selling prices and raw material costs ($556,000). The increase in spreads was driven by higher average selling prices ($42.1 million) partially offset by higher raw material costs ($41.1 million) and freight expense ($478,000).

Selling, General and Administrative Expense

SG&A expense for the first half of 2019 decreased 1.1% to $13.1 million, or 6.1% of net sales, from $13.2 million, or 6.5% of net sales, in the same year-ago period primarily due to lower compensation expense ($930,000), partially offset by the relative year-over-year changes in the cash surrender value of life insurance policies ($213,000). The decrease in compensation expense was largely driven by lower incentive plan expense based on our weaker results in the current year period. The cash surrender value of life insurance policies increased $62,000 in the current year period compared with $275,000 in the prior year period due to the changes in the value of the underlying investments.

 Other Expense (Income)

Other income was $1.8 million for the first half of 2019 compared with other expense of $185,000 in the same year ago period. Other income for the current year period was primarily related to a gain from insurance proceeds ($1.0 million) and a net gain from the disposition of property, plant and equipment ($710,000). Other expense for the prior year period was primarily related to losses on the disposition of property, plant and equipment.

Income Taxes

Our effective tax rate for the first half of 2019 increased to 23.9% from (1.9%) for the same year ago period. The prior year rate benefited from a $3.7 million gain on the remeasurement of deferred tax liabilities related to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Excluding the deferred tax gain, our effective tax rate decreased to 23.9% from 24.8% in the prior year period reflecting the reduction in the federal statutory rate to 21% from 35% for three quarters of fiscal 2018.

Net Earnings

Net earnings for the first half of 2019 decreased to $5.2 million ($0.27 per share) from $14.0 million ($0.73 per share) in the same year-ago period primarily due to the decrease in gross profit together with the prior year income tax benefit related to enactment of the Tax Cuts and Jobs Act partially offset by the other income in the current year period.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	March 30,	March 31,
	2019	2018
Net cash provided by (used for) operating activities	$(40,191)	$24,493
Net cash used for investing activities	(7,296)	(12,740)
Net cash provided by (used for) financing activities	4,036	(20,394)

Net working capital	133,441	103,088
Total debt	5,365	-
Percentage of total capital	2.1%	-
Shareholders' equity	$246,530	$218,045
Percentage of total capital	97.9%	100.0%
Total capital (total debt + shareholders' equity)	$251,895	$218,045

Operating Activities

Operating activities used $40.2 million of cash during the first half of 2019 primarily from a net increase in the working capital components of accounts receivable, inventories, and accounts payable and accrued expenses partially offset by net earnings adjusted for non-cash items. Net working capital used $52.5 million of cash due to a $30.3 million decrease in accounts payable and accrued expenses and a $23.1 million increase in inventories partially offset by a $0.9 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases during the period, and, to a lesser extent, the payment of accrued incentive compensation, property taxes and customer rebates for the prior year. The increase in inventories was primarily driven by the reduction in shipments and higher unit costs during the period. The decrease in accounts receivable was principally due to the usual seasonal downturn in sales compounded by the adverse weather.

Operating activities provided $24.5 million of cash during the first half of 2018 primarily from net earnings adjusted for non-cash items together with a decrease in the net working capital components of accounts receivable, inventories, and accounts payable and accrued expenses. Net working capital provided $4.3 million of cash due to an $18.7 million decrease in inventories, partially offset by a $10.2 million increase in accounts receivable and a $4.2 million decrease in accounts payable and accrued expenses. The decrease in inventories and increase in accounts receivable were primarily related to increasing sales during the latter part of the period. The decrease in accounts payable and accrued expenses was principally due to the payment of accrued incentive compensation and property taxes for the prior year.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $7.3 million of cash during the first half of 2019 compared to $12.7 million during the same period last year primarily due to the acquisition of a business in the prior year ($3.3 million), lower capital expenditures ($1.2 million) and the receipt of insurance proceeds in the current year related to an insurance claim ($1.0 million). Capital expenditures decreased to $8.1 million from $9.3 million in the prior year period and are expected to total up to $22.0 million for fiscal 2019 primarily focused on cost and productivity improvement initiatives in addition to recurring maintenance.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should business conditions warrant that such actions be taken.

Financing Activities

Financing activities provided $4.0 million of cash during the first half of 2019 while using $20.4 million during the same period last year primarily due to lower cash dividend payments ($19.0 million) and borrowings on our revolving credit facility in the current year period ($5.4 million). Cash dividends used $1.2 million of cash during the current year period compared with $20.2 million in the prior year period, which included a special cash dividend totaling $19.0 million, or $1.00 per share.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) maturing May 13, 2020 that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 30, 2019, $5.4 million of borrowings were outstanding on the Credit Facility, $92.8 million of borrowing capacity was available and outstanding letters of credit totaled $1.8 million (see Note 9 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first half of fiscal 2019, the year-over-year escalation in our raw material costs exceeded the increase in our selling prices due to competitive pricing pressures. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our 2018 Annual Report for further information regarding our critical accounting policies and estimates. As of March 30, 2019, there were no changes in the nature of our critical accounting policies or the application of those policies from those reported in our 2018 Annual Report other than Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers”.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of 2019, we expect our financial results will be favorably impacted by the continued growth in our construction end-markets and the weather-related deferral of business from the first half of the year. The leading indicators and industry forecasts for nonresidential construction remain positive. The infrastructure-related portion of our business should benefit from increased federal funding through the FAST Act and supplementary measures together with higher state and local spending in many of our markets supported by various initiatives such as fuel tax increases, bond issuances and other ballot measures.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2019, a 10% increase in the price of wire rod would have resulted in a $14.5 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Borrowings under our revolving credit facility are subject to a variable rate of interest and are sensitive to changes in interest rates. Based on our interest rate exposure and the outstanding borrowings on the revolving credit facility as of March 30, 2019, a 25 basis point change in interest rates would have an estimated $13,000 impact on our pre-tax earnings over a one-year period.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 30, 2019.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 30, 2019. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended March 30, 2019, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our 2018 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2018 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of March 30, 2019, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three- and six-month periods ended March 30, 2019 and March 31, 2018.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 30, 2019 and March 31, 2018, (ii) the Consolidated Balance Sheets as of March 30, 2019 and September 29, 2018, (iii) the Consolidated Statements of Cash Flows for the six months ended March 30, 2019 and March 31, 2018, (iv) the Consolidated Statements of Shareholders’ Equity as of March 30, 2019 and March 31, 2018, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: April 18, 2019	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)