Form 10-K
period 2019-09-28
INSTEEL INDUSTRIES INC
filed 2019-10-25
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2019

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

As of March 30, 2019 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $289,144,525 based upon the closing sale price as reported on the Nasdaq Global Select Market. As of October 24, 2019, there were 19,260,725 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2020 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy, including the Section 232 tariff on imported steel, affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2019, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer in our industry; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our footprint. Headquartered in Mount Airy, North Carolina, we operate ten manufacturing facilities that are all located in the U.S. in close proximity to our customers and raw material suppliers. Our growth strategy is focused on organic opportunities as well as strategic acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.

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

Marketing and Distribution

We market our products through sales representatives who are our employees. Our outside sales representatives are trained on the technical applications for our products and sell multiple product lines in their respective territories. We sell our products nationwide across the U.S. and, to a much lesser extent, into Canada, Mexico, and Central and South America. Our products are shipped primarily by truck, using common or contract carriers. The delivery method selected is determined based on backhaul opportunities, comparative costs and customer service requirements.

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2019, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any customers that represented 10% or more of our net sales in fiscal years 2019, 2018 and 2017. The loss of a single customer or a few customers would not have a material adverse impact on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2019 will be shipped during the first quarter of fiscal 2020.

Seasonality and Cyclicality

Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. Shipments are seasonal, typically reaching their highest level when weather conditions are the most conducive to construction activity. As a result, assuming normal seasonal weather patterns, shipments and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. Construction activity and demand for our products is cyclical based on overall economic conditions, although there can be significant differences between the relative strength of nonresidential and residential construction for extended periods.

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

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. U.S. government trade policies and trade actions by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2019 and 2018 represented approximately 8% and 14%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades, and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

Our ability to source wire rod from overseas suppliers is limited by domestic content requirements generally referred to as “Buy America” or “Buy American” laws that exist at both the federal and state levels. These laws generally prescribe a domestic “melt and cast” standard for purposes of compliance. Customers purchasing PC strand and WWR for certain applications require the Company to certify compliance with Buy America laws.

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

Competition

We are the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Our markets are highly competitive based on price, quality and service. Some of our competitors, such as Nucor Corporation, Liberty Steel USA (“Liberty”) and Oklahoma Steel and Wire, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Our primary competitors for WWR products are Engineered Wire Products, Inc. (a subsidiary of Liberty), Wire Mesh Corporation, Concrete Reinforcements, Inc., National Wire Products, Davis Wire Corporation and Oklahoma Steel & Wire Co., Inc. Our primary competitors for PC strand are Sumiden Wire Products Corporation, Strand-Tech Manufacturing, Inc. (a subsidiary of Liberty) and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand and SWWR markets that are not subject to “Buy America” requirements.

In response to illegally traded import competition from offshore PC strand suppliers, we have pursued trade cases when necessary as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. In 2003, we joined together with a coalition of domestic PC strand producers and filed petitions with the U.S. Department of Commerce (the “DOC”) alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than fair value and had injured the domestic PC strand industry. The DOC ruled in our favor and imposed anti-dumping duties ranging from 12% up to 119%, which had the effect of limiting the participation of these countries in the domestic market. In 2010, we joined together with a coalition of domestic PC strand producers and filed petitions with the DOC alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had injured the domestic PC strand industry. The DOC ruled in our favor and imposed final countervailing duty margins ranging from 9% to 46% and anti-dumping margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market.

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

Employees

As of September 28, 2019, we had 834 employees, none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

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

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2020.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available at no cost on our web site at https://insteelgcs.gcs-web.com/financial-information/sec-filings and the SEC’s web site at www.sec.gov as soon as reasonably practicable after we file these reports with the SEC. The information available on our web site and the SEC’s website is not incorporated into this report or any of our filings with the SEC.

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

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Prices for wire rod have become increasingly volatile in recent years driven by the higher degree of variability in raw material costs for rod producers, changes in trade policy and the tightening of domestic supply. In response, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis as well as unilaterally changing the terms of prior commitments.

Although changes in our wire rod costs and selling prices tend to be correlated, we may be unable to fully recover increased rod costs during weaker market environments, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results would be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory.

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. In addition, U.S. government trade policies, such as the imposition of the steel tariffs imposed under Section 232 of the Trade Expansion Act of 1962, as amended, or trade actions by domestic wire rod producers against other countries can significantly impact the availability and cost of imported wire rod. The imposition of tariffs, quotas or anti-dumping or countervailing duty margins by the U.S. government against exporting countries can have the effect of reducing or eliminating their competitiveness and participation in the domestic market. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs.

Foreign competition could adversely impact our financial results.

Certain of our PC strand and SWWR markets are subject to foreign import competition on an ongoing basis. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted. In response to illegally traded import competition from offshore PC strand suppliers, we have pursued trade cases when necessary as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. These trade cases have resulted in the imposition of duties which have had the effect of limiting the continued participation of certain countries in the domestic market. Trade law enforcement is critical to our ability to maintain our competitive position against foreign PC strand and SWWR producers that engage in unlawful trade practices.

The perpetuation of the Section 232 tariff on imported steel, as currently structured, would continue to negatively impact our financial results and cash flows.

The imposition of the Section 232 tariff on imported steel, which became effective in March 2018, has resulted in a surge in low-priced imports in certain of our markets, particularly PC strand and SWWR. The tariff, which applies to imports of our primary raw material but excludes our finished products, has provided offshore competitors with a significant cost advantage that has allowed them to underprice domestic producers and expand their market share, thereby displacing U.S. production. If the Administration continues the tariff program and fails to extend it to include our finished products, the resulting adverse impact on our market share, financial results and cash flow that we experienced during 2019 will persist.

Our manufacturing facilities are subject to unexpected equipment failures, operational interruptions and casualty losses.

Our manufacturing facilities are subject to risks that may limit our ability to manufacture and sell our products, including unexpected equipment failures, operational interruptions and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, adverse weather conditions and transportation interruptions. For example, during fiscal 2017, operations at our Texas and Florida plants were temporarily curtailed due to flooding and power outages related to hurricanes Harvey and Irma, and during fiscal 2018, a transformer outage and electrical fire at our Dayton, Texas plant resulted in a temporary interruption of operations. Any such equipment failures or events can subject us to plant shutdowns and periods of reduced production or unexpected downtime. Furthermore, the resolution of certain operational interruptions may require significant capital expenditures. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows would be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.

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

Our balance sheet includes intangible assets, including goodwill and other separately identifiable assets related to prior acquisitions, and we may acquire additional intangible assets in connection with future acquisitions. We are required to review goodwill for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise such as, among other things, a decline in our stock price and market capitalization or a reduction in our projected operating results and cash flows. If our review indicates that goodwill has been impaired, the impaired portion would have to be written-off during that period which could adversely impact our business and financial results.

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

Changes in environmental compliance and remediation requirements could result in substantial increases in our capital investments and operating costs.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2019, our common stock traded as high as $36.04 and as low as $17.50. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. At September 28, 2019, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company

Our executive officers are as follows:

Name	Age	Position
H.O. Woltz III	63	President, Chief Executive Officer and Chairman of the Board
Michael C. Gazmarian	60	Vice President, Chief Financial Officer and Treasurer
James F. Petelle	69	Vice President - Administration and Secretary
Richard T. Wagner	60	Vice President and General Manager of IWP

H. O. Woltz III, 63, was elected Chief Executive Officer in 1991 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz was elected Chairman of the Board in 2009.

Michael C. Gazmarian, 60, was elected Vice President, Chief Financial Officer and Treasurer in February 2007. He had previously served as Chief Financial Officer and Treasurer since 1994, the year he joined us. Before joining us, Mr. Gazmarian had been employed by Guardian Industries Corp., a privately-held manufacturer of glass, automotive and building products, since 1986, serving in various financial capacities.

James F. Petelle, 69, joined us in October 2006. He was elected Vice President and Assistant Secretary on November 14, 2006 and Vice President - Administration and Secretary on January 12, 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 60, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. In February 2007, Mr. Wagner was appointed Vice President of the parent company, Insteel Industries, Inc. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

The executive officers listed above were elected by our Board of Directors at its annual meeting held February 12, 2019 for a term that will expire at the next annual meeting or until their successors are elected and qualify. The next meeting at which officers will be elected is expected to be February 11, 2020.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Select Market under the symbol “IIIN” and has been trading on Nasdaq since September 28, 2004. As of October 23, 2019, there were 531 shareholders of record.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended September 28, 2019. The graph and table assume that $100 was invested on September 27, 2014 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	September 27, 2014	October 3, 2015	October 1, 2016	September 30, 2017	September 29, 2018	September 28, 2019
Insteel Industries, Inc.	$100.00	$77.24	$182.81	$136.61	$195.18	$113.29
Russell 2000	100.00	101.25	116.91	141.15	162.66	148.20
S&P Building Products	100.00	121.09	157.07	165.02	149.83	176.67

Issuer Purchases of Equity Securities

Information regarding our share repurchase authorization is discussed in Note 18 to our consolidated financial statements and incorporated herein by reference.

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
	September 28,	September 29,	September 30,	October 1,	October 3,
	2019	2018	2017	2016	2015
Net sales	$455,713	$453,217	$388,871	$418,547	$447,504
Net earnings	5,598	36,266	22,548	37,245	21,710
Net earnings per share (basic)	0.29	1.90	1.19	1.99	1.18
Net earnings per share (diluted)	0.29	1.88	1.17	1.95	1.15
Cash dividends declared	0.12	1.12	1.37	1.12	0.12
Total assets	293,009	329,534	283,073	292,892	260,239
Total debt	-	-	-	-	-
Shareholders’ equity	246,017	241,665	223,376	224,566	200,215

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

Inventory valuation. We periodically evaluate the carrying value of our inventory. This evaluation includes assessing the adequacy of allowances for losses in the normal course of operations, providing for excess and obsolete inventory, and ensuring that inventory is valued at the lower of cost and estimated net realizable value. Our evaluation considers such factors as the cost of inventory, anticipated future demand, our historical experience and market conditions. In assessing the realization of inventory values, we are required to make judgments and estimates regarding future market conditions. Because of the subjective nature of these judgments and estimates, it is reasonably likely that actual outcomes will differ from our estimates. Adjustments to these reserves may be required if actual market conditions are substantially different than the assumptions underlying our estimates.

Long-lived assets. We review long-lived assets, which consist principally of property, plant and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured based on the future net undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has been incurred, the impairment loss is recognized in the period in which it is incurred and is calculated based on the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. Assets to be disposed of by sale are recorded at the lower of carrying value or fair value less selling cost when we have committed to a disposal plan and are reported separately as assets held for sale on our balance sheet. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

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

We monitor our operating results throughout the year to determine if events or changes in circumstances warrant any interim impairment testing. Otherwise, goodwill will be subject to the required annual impairment test during our fourth quarter. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including the expected future operating cash flows and discount rate, could reduce our estimated fair value in the future and result in an impairment of goodwill. There was no goodwill impairment loss recognized in fiscal 2019.

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

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SERPs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. The discount rate for the SERPs was 3.00% for fiscal 2019, 4.00% for fiscal 2018 and 3.75% for fiscal 2017.

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

We currently expect net periodic pension cost for fiscal 2020 to be $966,000 for the SERPs. Cash contributions to the SERPs during fiscal 2020 are expected to be $283,000.

 A 0.25% decrease in the assumed discount rate for our SERPs would have increased our projected and accumulated benefit obligations as of September 28, 2019 by approximately $326,000 and $271,000, respectively, and our expected net periodic pension cost for fiscal 2020 by approximately $40,000.

Recent Accounting Pronouncements.

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements and incorporated herein by reference.

Results of Operations

The table below presents a summary of our results of operations for fiscal 2019 and fiscal 2018. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed with the SEC on October 26, 2018, for Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended September 30, 2017.

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	September 28,		September 29,
	2019	Change	2018
Net sales	$455,713	0.6%	$453,217
Gross profit	30,061	(57.5%)	70,807
Percentage of net sales	6.6%		15.6%
Selling, general and administrative expense	$24,504	(13.4%)	$28,304
Percentage of net sales	5.4%		6.2%
Other expense (income), net	$(1,773)	N/M	$274
Interest expense	168	47.4%	114
Interest income	(293)	(43.1%)	(515)
Effective income tax rate	24.9%		14.9%
Net earnings	$5,598	(84.6%)	$36,266

N/M = Not meaningful

2019 Compared with 2018

Net Sales

Net sales increased 0.6% to $455.7 million in 2019 from $453.2 million in 2018, reflecting an 8.1% increase in average selling prices partially offset by a 7.1% decrease in shipments. The increase in average selling prices was driven by price increases that were implemented over the course of the prior year to recover the escalation in raw material costs. Shipments for the current year were unfavorably impacted by an increase in low-priced import competition spurred by the Section 232 tariff on imported steel together with the unusually wet weather across many of our markets through the first three quarters of the year.

Gross Profit

Gross profit decreased 57.5% to $30.1 million, or 6.6% of net sales, in 2019 from $70.8 million, or 15.6% of net sales, in 2018 primarily due to lower spreads between average selling prices and raw material costs ($29.7 million), higher manufacturing costs ($5.8 million) and lower shipments ($5.1 million). The decrease in spreads was driven by higher raw material costs ($63.1 million) partially offset by higher average selling prices ($33.3 million) and lower freight costs ($0.1 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) decreased 13.4% to $24.5 million, or 5.4% of net sales, in 2019 from $28.3 million, or 6.2% of net sales, in 2018 primarily due to lower compensation expense ($4.2 million) partially offset by a smaller increase in the cash surrender value of life insurance policies ($367,000) in the current year. The decrease in compensation expense was largely driven by lower incentive plan expense based on our weaker financial results in the current year. The cash surrender value of life insurance policies increased $186,000 in 2019 compared with $553,000 in the prior year due to the changes in the value of the underlying investments.

Other Expense (Income), Net

Other income was $1.8 million for 2019 compared with other expense of $274,000 in 2018. Other income for the current year was primarily related to gains from property insurance ($1.2 million) and the disposition of property, plant and equipment ($497,000). Other expense for the prior year was primarily related to losses on the disposition of property, plant and equipment.

Income Taxes

Our effective income tax rate for 2019 increased to 24.9% from 14.9% in 2018. The effective rate for 2018 reflects a $3.3 million benefit from the remeasurement of deferred tax liabilities related to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Excluding the deferred tax benefit, our effective tax rate increased to 24.9% from 22.7% in the prior year due primarily to changes in permanent book versus tax differences.

Net Earnings

Net earnings decreased to $5.6 million ($0.29 per share) in 2019 from $36.3 million ($1.88 per diluted share) in 2018 primarily due to the decrease in gross profit partially offset by lower SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	September 28,	September 29,
	2019	2018
Net cash provided by operating activities	$6,608	$53,969
Net cash used for investing activities	(9,556)	(21,939)
Net cash used for financing activities	(2,812)	(20,194)

Cash and cash equivalents	38,181	43,941
Net working capital	132,171	123,489
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$246,017	$241,665
Percentage of total capital	100%	100%
Total capital (total debt + shareholders' equity)	$246,017	$241,665

Operating Activities

Operating activities provided $6.6 million of cash in 2019 primarily from net earnings adjusted for non-cash items partially offset by an increase in working capital. Working capital used $12.0 million of cash due to a $42.6 million decrease in accounts payable and accrued expenses partially offset by a $23.3 million decrease in inventories and a $7.3 million decrease in accounts receivable. The reductions in accounts payable and accrued expenses were primarily related to lower raw material purchases near the end of the year relative to the elevated level at the beginning of the year together with a decrease in accrued salaries, wages and related expenses. The reduction in inventories was primarily driven by lower raw material purchases and unit costs. The reduction in accounts receivable was primarily related to lower selling prices and a decrease in days sales outstanding.

Operating activities provided $54.0 million of cash in 2018 primarily from net earnings adjusted for non-cash items and a reduction in working capital. Working capital provided $4.7 million of cash due to a $28.2 million increase in accounts payable and accrued expenses partially offset by a $12.3 million increase in inventories and an $11.2 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily related to higher raw material purchases near the end of the year and, to a lesser extent, increases in accrued salaries, wages and related expenses. The increases in inventories and accounts receivable were due to the escalation in raw material costs and average selling prices during the year.

We may elect to adjust our operating activities as there are changes in the conditions in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $9.6 million of cash in 2019 primarily due to $10.5 million of capital expenditures focused on cost and productivity improvement initiatives in addition to recurring maintenance partially offset by $1.2 million of insurance proceeds related to an insurance claim at our Dayton, Texas facility. Investing activities used $21.9 million of cash in 2018 primarily due to $18.4 million of capital expenditures and $3.3 million for the acquisition of a business. The capital expenditures were largely related to additional investments in ESM manufacturing capabilities, the purchase of the leased Houston facility and further upgrades of production technology and information systems. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $2.8 million of cash in 2019 and $20.2 million of cash in 2018. In 2019, $2.3 million of cash was used for dividend payments and $0.3 million for financing costs associated with the amendment of our revolving credit facility. In 2018, $21.3 million of cash was used for dividend payments (including a special cash dividend of $19.0 million, or $1.00 per share, and regular cash dividends totaling $2.3 million), which was partially offset by $2.1 million of proceeds from the exercise of stock options.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an incremental feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 28, 2019, no borrowings were outstanding on the Credit Facility, $82.9 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million (see Note 8 to the consolidated financial statements). As of September 29, 2018, there were no borrowings outstanding on the Credit Facility.

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

In 2019, the year-over-year escalation in our raw material costs exceeded the increase in our selling prices due to competitive pricing pressures. During 2018, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the year. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at September 28, 2019 are as follows:

Payments Due by Period
(In thousands)

		Less Than			More Than
Contractual obligations:	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Raw material purchase commitments(1)	$23,763	$23,763	$-	$-	$-
Supplemental employee retirement plan obligations	19,426	283	812	1,086	17,245
Operating leases	2,058	1,028	922	108	-
Trade letters of credit	1,633	1,633	-	-	-
Commitment fee on unused portion of credit facility	967	207	414	346	-
Other unconditional purchase obligations(2)	2,787	2,787	-	-	-
Total	$50,634	$29,701	$2,148	$1,540	$17,245

(1)Non-cancelable purchase commitments for raw materials.
(2)Contractual commitments for capital expenditures.

Outlook

Looking ahead to 2020, we expect our financial results will be favorably impacted by the continued growth in our construction end-markets and the weather-related deferral of business from last year. The infrastructure-related portion of our business should benefit from higher state and local spending in many of our markets supported by various initiatives such as fuel tax increases, bond issuances and other ballot measures together with increased federal funding through the FAST Act and supplementary measures. The leading indicators and industry forecasts for nonresidential construction indicate that growth rates are likely to moderate but remain positive.

We expect business conditions will remain challenging, however, in view of the surge of low-priced imports that has followed the imposition of the Section 232 tariff on imports of hot-rolled steel wire rod. In addition to continuing our dialogue with the Administration concerning the impact of imports on our business, we will focus on the operational fundamentals of our business: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth. In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2019 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $31.1 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of September 28, 2019, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 28, 2019. During 2019, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(a) Financial Statements

(b) Supplementary Data

Selected quarterly financial data for 2019 and 2018 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	December 29	March 30	June 29	September 28
2019
Operating results:
Net sales	$104,110	$111,948	$126,252	$113,403
Gross profit	10,976	7,021	8,236	3,828
Net earnings (loss)	4,126	1,049	2,190	(1,767)
Net earnings (loss) per share:
Basic	0.21	0.05	0.11	(0.09)
Diluted	0.21	0.05	0.11	(0.09)

	Quarter Ended
	December 30	March 31	June 30	September 29
2018
Operating results:
Net sales	$97,741	$107,417	$126,688	$121,371
Gross profit	11,661	15,416	24,186	19,544
Net earnings	8,111	5,879	12,868	9,408
Net earnings per share:
Basic	0.43	0.31	0.67	0.49
Diluted	0.42	0.31	0.67	0.49

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Net sales	$455,713	$453,217	$388,871
Cost of sales	425,652	382,410	329,090
Gross profit	30,061	70,807	59,781
Selling, general and administrative expense	24,504	28,304	25,508
Restructuring charges, net	-	-	164
Other expense (income), net	(1,773)	274	53
Interest expense	168	114	136
Interest income	(293)	(515)	(248)
Earnings before income taxes	7,455	42,630	34,168
Income taxes	1,857	6,364	11,620
Net earnings	$5,598	$36,266	$22,548

Net earnings per share:
Basic	$0.29	$1.90	$1.19
Diluted	0.29	1.88	1.17

Cash dividends declared	0.12	1.12	1.37

Weighted average shares outstanding:
Basic	19,243	19,079	19,011
Diluted	19,340	19,277	19,217

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017

Net earnings	$5,598	$36,266	$22,548

Adjustment to defined benefit plan liability, net of income taxes of $239, ($44) and ($127)	(754)	139	208
Other comprehensive (loss) income	(754)	139	208

Comprehensive income	$4,844	$36,405	$22,756

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 28,	September 29,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$38,181	$43,941
Accounts receivable, net	44,182	51,484
Inventories	70,851	94,157
Other current assets	7,370	5,895
Total current assets	160,584	195,477
Property, plant and equipment, net	104,960	106,148
Intangibles, net	8,610	9,703
Goodwill	8,293	8,293
Other assets	10,562	9,913
Total assets	$293,009	$329,534

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$21,595	$60,059
Accrued expenses	6,818	11,929
Total current liabilities	28,413	71,988
Other liabilities	18,579	15,881
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2019, 19,261; 2018, 19,223	19,261	19,223
Additional paid-in capital	74,632	72,852
Retained earnings	154,372	151,084
Accumulated other comprehensive loss	(2,248)	(1,494)
Total shareholders’ equity	246,017	241,665
Total liabilities and shareholders’ equity	$293,009	$329,534

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at October 1, 2016	18,976	$18,976	$67,817	$139,314	$(1,541)	$224,566
Net earnings				22,548		22,548
Other comprehensive income(1)					208	208
Stock options exercised	26	26	81			107
Vesting of restricted stock units	39	39	(39)			-
Compensation expense associated with stock-based plans			2,245			2,245
Excess tax benefits from stock-based compensation			537			537
Restricted stock units and stock options surrendered for withholding taxes payable			(824)			(824)
Cash dividends declared				(26,011)		(26,011)
Balance at September 30, 2017	19,041	19,041	69,817	135,851	(1,333)	223,376
Net earnings				36,266		36,266
Other comprehensive income(1)					139	139
Stock options exercised	143	143	1,938			2,081
Vesting of restricted stock units	39	39	(39)			-
Compensation expense associated with stock-based plans			2,078			2,078
Restricted stock units and stock options surrendered for withholding taxes payable			(942)			(942)
Reclassification of stranded tax effects				300	(300)	-
Cash dividends declared				(21,333)		(21,333)
Balance at September 29, 2018	19,223	19,223	72,852	151,084	(1,494)	241,665
Net earnings				5,598		5,598
Other comprehensive loss(1)					(754)	(754)
Stock options exercised						-
Vesting of restricted stock units	38	38	(38)			-
Compensation expense associated with stock-based plans			2,057			2,057
Restricted stock units and stock options surrendered for withholding taxes payable			(239)			(239)
Cash dividends declared				(2,310)		(2,310)
Balance at September 28, 2019	19,261	$19,261	$74,632	$154,372	$(2,248)	$246,017

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2017 ($127), 2018 ($44) and 2019 $239.

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Cash Flows From Operating Activities:
Net earnings	$5,598	$36,266	$22,548
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,553	12,818	11,649
Amortization of capitalized financing costs	65	65	65
Stock-based compensation expense	2,057	2,078	2,245
Deferred income taxes	1,798	(2,807)	2,503
Loss (gain) on sale and disposition of property, plant and equipment	(1,688)	381	64
Increase in cash surrender value of life insurance policies over premiums paid	(187)	(553)	(812)
Net changes in assets and liabilities:
Accounts receivable, net	7,302	(11,200)	7,105
Inventories	23,306	(12,304)	(10,667)
Accounts payable and accrued expenses	(42,592)	28,234	(11,930)
Other changes	(2,604)	991	(1,930)
Total adjustments	1,010	17,703	(1,708)
Net cash provided by operating activities	6,608	53,969	20,840

Cash Flows From Investing Activities:
Capital expenditures	(10,512)	(18,449)	(20,575)
Proceeds from property insurance	1,192	-	-
Proceeds from sale of property, plant and equipment	19	-	-
Proceeds from surrender of life insurance policies	67	165	100
Increase in cash surrender value of life insurance policies	(322)	(355)	(405)
Acquisition of business	-	(3,300)	-
Net cash used for investing activities	(9,556)	(21,939)	(20,880)

Cash Flows From Financing Activities:
Proceeds from long-term debt	44,333	372	404
Principal payments on long-term debt	(44,333)	(372)	(404)
Cash dividends paid	(2,310)	(21,333)	(26,011)
Cash received from exercise of stock options	-	2,081	107
Payment of employee tax withholdings related to net share transactions	(239)	(942)	(824)
Financing costs	(263)	-	-
Net cash used for financing activities	(2,812)	(20,194)	(26,728)

Net increase (decrease) in cash and cash equivalents	(5,760)	11,836	(26,768)
Cash and cash equivalents at beginning of period	43,941	32,105	58,873
Cash and cash equivalents at end of period	$38,181	$43,941	$32,105

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$49	$-	$-
Income taxes, net	1,743	7,777	9,300
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	377	967	465
Restricted stock units and stock options surrendered for withholding taxes payable	239	942	824

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 28, 2019, SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

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

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2019, 2018 and 2017 were 52-week periods. All references to years relate to fiscal years rather than calendar years.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 5 - 15 years. Depreciation expense was approximately $12.5 million in 2019, $11.6 million in 2018 and $10.5 million in 2017 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense. No interest costs were capitalized in 2019, 2018 and 2017.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2019. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Other assets. Other assets consist principally of capitalized financing costs related to our revolving credit facility and the cash surrender value of life insurance policies. Capitalized financing costs are amortized using the straight-line method, which approximates the effective interest method over the term of the related credit agreement and are reflected in interest expense in the consolidated statements of operations.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how, non-competition agreements and a trade name, and are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2019, 2018 and 2017.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” as subsequently amended, which supersedes nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 during the first quarter using the modified retrospective method. The adoption of this update did not significantly change our timing for recognizing revenue nor materially impact our consolidated financial statements (see Note 4).

Future Adoptions

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance to changes in the terms and conditions of a share-based payment award. ASU No. 2017-09 will become effective for us in the first quarter of fiscal 2020. The adoption of this update will not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which will replace the guidance in Accounting Standards Codification (“ASC”) Topic 840. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. ASU No. 2016-02 will become effective for us in the first quarter of fiscal 2020. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendment has the same effective date and transition requirements as ASU No. 2016-02. We expect the adoption of this guidance will increase our lease liability by approximately $1.9 million with a corresponding increase to recognize our right-of-use assets by approximately $1.9 million, with no material impact to our consolidated statements of operations. Additionally, the adoption of Topic 842 is expected to significantly expand the disclosures pertaining to leases in our notes to the consolidated financial statements.

(4) Revenue Recognition

We recognize revenues when performance obligations under the terms of a contract with our customers are satisfied, which generally occurs when products are shipped and control is transferred. We enter into contracts that pertain to products, which are accounted for as separate performance obligations and typically one year or less in duration. We do not exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We have elected to apply the practical expedient provided for in ASU No. 2014-09 and not disclose information regarding remaining performance obligations that have original expected durations of one year or less.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of September 28, 2019.

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

See Note 14 for the disaggregation of our net sales by product line and geography.

(5) Restructuring Charges

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

Following is a summary of the restructuring activities and associated costs that were incurred during 2017:

		Severance and
(In thousands)	Equipment	Other Employee
	Relocation Costs	Separation Costs	Total

Liability as of October 1, 2016	$31	$239	$270
Restructuring charges	164	-	164
Cash payments	(195)	(239)	(434)
Non-cash charges	-	-	-
Liability as of September 30, 2017	$-	$-	$-

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

As of September 28, 2019 and September 29, 2018, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of September 28, 2019:
Current assets:
Cash equivalents	$37,826	$37,826	$-
Other assets:
Cash surrender value of life insurance policies	10,211	-	10,211
Total	$48,037	$37,826	$10,211

As of September 29, 2018:
Current assets:
Cash equivalents	$44,257	$44,257	$-
Other assets:
Cash surrender value of life insurance policies	9,769	-	9,769
Total	$54,026	$44,257	$9,769

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

As of September 28, 2019 and September 29, 2018, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of September 28, 2019:
Customer relationships	16.9	$9,070	$(2,207)	$6,863
Developed technology and know-how	20.0	1,800	(461)	1,339
Non-competition agreements	5.0	1,800	(1,466)	334
Trade name	4.0	140	(66)	74
		$12,810	$(4,200)	$8,610

As of September 29, 2018:
Customer relationships	16.9	$9,070	$(1,598)	$7,472
Developed technology and know-how	20.0	1,800	(371)	1,429
Non-competition agreements	5.0	3,687	(2,994)	693
Trade name	4.0	140	(31)	109
		$14,697	$(4,994)	$9,703

Amortization expense for intangibles was $1.1 million in 2019, $1.3 million in 2018 and $1.2 million in 2017. Amortization expense for the next five years, assuming no change in the estimated useful lives of identified intangible assets, is $924,000 in 2020, $809,000 in 2021, $770,000 in 2022, $705,000 in 2023 and $699,000 in 2024. We completed the acquisition of a business during 2018, and the effects of the purchase price allocation for this transaction on the accompanying consolidated financial statements were not material.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an incremental feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 28, 2019, no borrowings were outstanding on the Credit Facility, $82.9 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million. As of September 29, 2018, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of September 28, 2019, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of September 28, 2019, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $65,000 in 2019, 2018 and 2017. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2020	$67
2021	65
2022	65
2023	65
2024	41

(9) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaced the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of September 28, 2019, there were 143,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $889,000 in 2019, $906,000 in 2018 and $1.0 million in 2017. As of September 28, 2019, there was $282,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.64 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2019, 2018 and 2017 were $7.15, $12.06 and $11.08 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Expected term (in years)	4.59	4.79	5.14
Risk-free interest rate	2.03%	2.71%	1.98%
Expected volatility	42.79%	37.32%	38.32%
Expected dividend yield	0.56%	0.37%	0.37%

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

The following table summarizes stock option activity:

						Contractual
		Exercise Price				Term -	Aggregate
		Per Share				Weighted	Intrinsic
	Options				Weighted	Average	Value
(Share amounts in thousands)	Outstanding	Range			Average	(in years)	(in thousands)
Outstanding at October 1, 2016	371	$9.16	-	$34.49	$20.81
Granted	88	26.75	-	37.06	30.93
Exercised	(67)	9.16	-	23.95	19.05		$1,212
Outstanding at September 30, 2017	392	9.16	-	37.06	23.40
Granted	77	29.69	-	41.85	34.84
Exercised	(196)	9.16	-	37.06	19.68		3,866
Forfeited	(9)	23.95	-	37.06	29.88
Outstanding at September 29, 2018	264	10.23	-	41.85	29.25
Granted	129	18.25	-	21.57	19.74
Exercised	(5)	18.05	-	26.75	23.95		21
Outstanding at September 28, 2019	388	10.23	-	41.85	26.16	7.81	370

Vested and anticipated to vest in the future at September 28, 2019	384				26.17	7.79	366

Exercisable at September 28, 2019	184				27.62	6.31	195

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

	Year Ended
	September 28,	September 29,	September 30,
(In thousands)	2019	2018	2017
Restricted stock unit grants:
Units	61	35	37
Market value	$1,225	$1,175	$1,180
Compensation expense	1,168	1,172	1,238

As of September 28, 2019, there was $482,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.74 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 1, 2016	145	$22.35
Granted	37	31.95
Released	(54)	20.43
Balance, September 30, 2017	128	25.92
Granted	35	33.52
Forfeited	(3)	29.60
Released	(57)	22.26
Balance, September 29, 2018	103	30.40
Granted	61	20.18
Released	(49)	27.64
Balance, September 28, 2019	115	26.16

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	September 28,	September 29,	September 30,
(Dollars in thousands)	2019	2018	2017
Current:
Federal	$(126)	$8,265	$8,269
State	185	906	848
	59	9,171	9,117
Deferred:
Federal	1,649	(2,862)	2,455
State	149	55	48
	1,798	(2,807)	2,503

Income taxes	$1,857	$6,364	$11,620

Effective income tax rate	24.9%	14.9%	34.0%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	September 28, 2019		September 29, 2018		September 30, 2017
Provision for income taxes at federal statutory rate	$1,566	21.0%	$10,444	24.5%	$11,959	35.0%
State income taxes, net of federal tax benefit	297	4.0	739	1.7	598	1.8
Stock-based compensation	90	1.2	(634)	(1.5)	-	-
Valuation allowance	24	0.3	(18)	(0.0)	(29)	(0.1)
Federal tax return true-up	(142)	(1.9)	(147)	(0.3)	-	-
Change in federal tax rate - Tax Cuts and Jobs Act	-	-	(3,307)	(7.8)	-	-
Qualified production activities deduction	-	-	(832)	(2.0)	(768)	(2.2)
Other, net	22	0.3	119	0.3	(140)	(0.5)
Provision for income taxes	$1,857	24.9%	$6,364	14.9%	$11,620	34.0%

The components of deferred tax assets and liabilities are as follows:

	September 28,	September 29,
(In thousands)	2019	2018
Deferred tax assets:
Defined benefit plans	$2,661	$2,302
Stock-based compensation	1,259	1,120
Accrued expenses and asset reserves	1,207	1,939
Federal net operating loss carryforward	363	-
State net operating loss carryforwards and tax credits	120	233
Valuation allowance	(257)	(233)
Deferred tax assets	5,353	5,361

Deferred tax liabilities:
Plant and equipment	(10,625)	(9,490)
Prepaid insurance	(1,311)	(1,041)
Goodwill	(317)	(170)
Deferred tax liabilities	(12,253)	(10,701)
Net deferred tax liability	$(6,900)	$(5,340)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. Since our fiscal year ends on the Saturday closest to September 30 rather than the calendar year, we are subject to IRS rules relating to transitional income tax rates. Based on these rules, our federal statutory rate was 24.5% for fiscal 2018 and is 21% for fiscal 2019 and beyond. We remeasured our deferred tax assets and liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate provided for under the Act in our first quarter tax provision for fiscal 2018, which resulted in a $3.3 million reduction in income tax expense for 2018.

As of September 28, 2019 and September 29, 2018, we recorded deferred tax liabilities (net of valuation allowances) of $6.9 million and $5.3 million, respectively, in other liabilities on our consolidated balance sheet. We have $1.7 million of federal net operating loss carryforwards (“NOLs”) and $2.2 million of state NOLs that begin to expire in 2022, but principally expire between 2022 and 2034. We have also recorded deferred tax assets of $8,000 for state tax credits that expire in 2020.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of September 28, 2019, we recorded a valuation allowance of $257,000 pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not. The $24,000 increase in the valuation allowance during 2019 is primarily due to state NOLs for which a tax benefit is not expected to be realized partially offset by the expiration of state tax credits for which an allowance had been previously recorded.

As of September 28, 2019, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2019, 2018 and 2017.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2014 remain subject to examination.

(11) Employee Benefit Plans

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

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SERPs in our consolidated balance sheets is as follows:

	Year Ended
	September 28,	September 29,	September 30,
(In thousands)	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$9,749	$9,389	$9,159
Service cost	297	310	344
Interest cost	384	345	338
Actuarial loss (gain)	1,133	(33)	(162)
Distributions	(285)	(262)	(290)
Benefit obligation at end of year	$11,278	$9,749	$9,389

Change in plan assets:
Actual employer contributions	$285	$262	$290
Actual distributions	(285)	(262)	(290)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(11,278)	$(9,749)	$(9,389)
Net amount recognized	$(11,278)	$(9,749)	$(9,389)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$2,958	$1,966	$2,149
Net amount recognized	$2,958	$1,966	$2,149

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$1,133	$(33)	$(162)
Amortization of net loss	(140)	(150)	(174)
Total recognized in other comprehensive income (loss)	$993	$(183)	$(336)

Net periodic pension cost for the SERPs includes the following components:

	Year Ended
	September 28,	September 29,	September 30,
(In thousands)	2019	2018	2017
Service cost	$297	$310	$344
Interest cost	384	345	338
Amortization of net loss	140	150	174
Net periodic pension cost	$821	$805	$856

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2020 is $293,000.

The assumptions used in the valuation of the SERPs are as follows:

	Measurement Date
	September 28,	September 29,	September 30,
	2019	2018	2017
Assumptions at year-end:
Discount rate	3.00%	4.00%	3.75%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SERPs are as follows:

Fiscal year(s)	In thousands
2020	$283
2021	250
2022	562
2023	562
2024	524
2025 - 2029	4,476

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $1.2 million in 2019 and $1.1 million in 2018 and 2017.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $5.8 million in 2019, $5.1 million in 2018 and $5.6 million in 2017. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(12) Commitments and Contingencies

Insurance recoveries. We maintain general liability, business interruption and replacement cost property insurance coverage on our facilities.

In August 2018, a transformer outage and electrical fire occurred at our Dayton, Texas manufacturing facility, which resulted in the temporary curtailment of operations. Alternative power arrangements for the facility were subsequently made that allowed operations to continue until permanent repairs were completed during the first quarter of this year. We reached a final settlement on the property damage and business interruption claim with our insurance carrier in the third quarter. During 2019, we received $2.2 million of insurance proceeds related to the claim that was partially applied against the beginning receivable balance of $462,000 with the remainder recorded in other income ($1.1 million), cost of sales ($645,000) and SG&A expense ($48,000) on the consolidated statements of operations. During 2018, we received $183,000 of insurance proceeds related to the claim and recorded a $462,000 receivable for the anticipated insurance proceeds associated with the expenses incurred as of the end of the year.

In August 2017, operations at our manufacturing facility located in Dayton, Texas were adversely affected by hurricane Harvey. We reached a final settlement on the property damage and business interruption claim with our insurance carrier in the first quarter of 2019. During 2019, we received $150,000 of proceeds related to this claim of which $98,000 was recorded in other income on the consolidated statements of operations. During 2018, we received $439,000 of insurance proceeds related to the claim and recorded a $52,000 receivable for the anticipated insurance proceeds associated with the expenses that were incurred and capital outlays required to replace property and equipment damaged in the storm. The insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($439,000), SG&A expense ($26,000) and other income ($26,000) on the consolidated statements of operations.

The insurance proceeds attributable to the property and equipment damaged are reported in cash flows from investing activities and all other insurance proceeds received are reported in cash flows from operating activities on the consolidated statements of cash flows.

Leases and purchase commitments. We lease a portion of our equipment under operating leases that expire at various dates through 2024. Additionally, we leased our facility in Houston, Texas through September 30, 2017 and subsequently exercised the $4.9 million purchase option under the lease in October 2017. Under most lease agreements, we pay insurance, taxes and maintenance. Rental expense for operating leases was $1.6 million in 2019, $1.5 million in 2018 and $1.8 million in 2017. As of September 28, 2019, minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2020 $1.0 million; 2021, $666,000; 2022, $256,000; 2023, $61,000 and 2024 and beyond, $47,000.

As of September 28, 2019, we had $23.8 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $2.8 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in our consolidated financial statements.

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

(13) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	September 28,	September 29,	September 30,
(In thousands, except per share amounts)	2019	2018	2017
Net earnings	$5,598	$36,266	$22,548

Basic weighted average shares outstanding	19,243	19,079	19,011
Dilutive effect of stock-based compensation	97	198	206
Diluted weighted average shares outstanding	19,340	19,277	19,217

Net earnings per share:
Basic	$0.29	$1.90	$1.19
Diluted	0.29	1.88	1.17

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 240,000 shares in 2019, 83,000 shares in 2018 and 76,000 shares in 2017.

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

Our net sales and long-lived assets (consisting of net property, plant and equipment, the cash surrender value of life insurance policies, goodwill and intangible assets) by geographic region are as follows:

	Year Ended
	September 28,	September 29,	September 30,
(In thousands)	2019	2018	2017
Net sales:
United States	$454,373	$451,418	$387,199
Foreign	1,340	1,799	1,672
Total	$455,713	$453,217	$388,871

Long-lived assets:
United States	$132,074	$133,913	$122,574
Foreign	-	-	-
Total	$132,074	$133,913	$122,574

Our net sales by product line are as follows:

	Year Ended
	September 28,	September 29,	September 30,
(In thousands)	2019	2018	2017
Net sales:
Welded wire reinforcement	$290,423	$273,658	$239,522
Prestressed concrete strand	165,290	179,559	149,349
Total	$455,713	$453,217	$388,871

There were no customers that accounted for 10% or more of our net sales in 2019, 2018 and 2017.

(15) Related Party Transactions

Sales to a company affiliated with one of our former directors amounted to $716,000 in 2019, $699,000 in 2018 and $622,000 in 2017.

(16) Other Financial Data

Balance sheet information:

	September 28,	September 29,
(In thousands)	2019	2018
Accounts receivable, net:
Accounts receivable	$44,436	$51,779
Less allowance for doubtful accounts	(254)	(295)
Total	$44,182	$51,484

Inventories:
Raw materials	$27,667	$61,008
Work in process	4,885	4,779
Finished goods	38,299	28,370
Total	$70,851	$94,157

Other current assets:
Prepaid insurance	$4,545	$3,845
Income taxes receivable	1,215	-
Other	1,610	2,050
Total	$7,370	$5,895

Other assets:
Cash surrender value of life insurance policies	$10,211	$9,769
Capitalized financing costs, net	237	40
Other	114	104
Total	$10,562	$9,913

Property, plant and equipment, net:
Land and land improvements	$14,548	$14,438
Buildings	56,404	54,684
Machinery and equipment	165,609	160,068
Construction in progress	5,285	9,672
	241,846	238,862
Less accumulated depreciation	(136,886)	(132,714)
Total	$104,960	$106,148

Accrued expenses:
Salaries, wages and related expenses	$2,463	$6,775
Property taxes	1,820	1,585
Customer rebates	1,381	1,531
Sales allowance reserves	544	804
Workers' compensation	112	113
Income taxes	-	469
Other	498	652
Total	$6,818	$11,929

Other liabilities:
Deferred compensation	$11,679	$10,541
Deferred income taxes	6,900	5,340
Total	$18,579	$15,881

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

(18) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of September 28, 2019, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during 2019, 2018 and 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 25, 2019 expressed an unqualified opinion.

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

Charlotte, North Carolina

October 25, 2019

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 28, 2019, SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Balance, beginning of year	$295	$201	$291
Amounts charged to earnings	(41)	100	(57)
Write-offs, net of recoveries	-	(6)	(33)
Balance, end of year	$254	$295	$201

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2019. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 28, 2019. During the quarter ended September 28, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 28, 2019, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 28, 2019, and our report dated October 25, 2019 expressed an unqualified opinion on those financial statements.

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

October 25, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Part I of this report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Supplemental Schedule II - Valuation and Qualifying Accounts appears on page 42 of this report.

All other schedules have been omitted because they are either not required or not applicable.

(a)(3) Exhibits

The list of exhibits filed as part of this annual report is set forth on the Exhibit Index immediately preceding the signatures to this annual report and is incorporated herein by reference.

(b) Exhibits

See Exhibit Index on pages 47 and 48.

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

4.3

Amendment No. 2 to the Rights Agreement, dated as of November 15, 2018, by and between the Company and American Stock Transfer & Trust Company, LLC (as Successor Rights Agent to First union National Bank) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 19, 2018)

4.4	Description of Securities
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

10.4

Third Amended and Restated Credit Agreement dated as of May 15, 2019, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as a Credit Party; and Wells Fargo Bank, as Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2019).

10.5

Guaranty and Second Amended and Restated Security Agreement dated as of May 15, 2019, among Insteel Industries, Inc., Insteel Wire Products Company, Intercontinental Metals Corporation, and Wells Fargo Bank, as administrative agent  (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 16, 2019)

10.6*

Form of Amended and Restated Change in Control Severance Agreements between the Company and each of H.O. Woltz III and Michael C. Gazmarian, respectively, each dated November 14, 2006; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on November 16, 2006).

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

10.10*

Form of Retirement Security Agreement between the Company and each of Michael C. Gazmarian, James F. Petelle and Richard T. Wagner, respectively, dated September 19, 2007; each agreement is substantially identical to the form in all material respects (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 21, 2007).

EXHIBIT INDEX

Exhibit Number	Description

10.11*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).
10.12*

Relocation Proposal between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 10.20.1 of the Company's Annual Report on Form 10-K for the year ended October 3, 2009 filed on November 9, 2009).

10.13*

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

10.15*

2005 Equity Incentive Plan of Insteel Industries, Inc., as amended on November 8, 2011 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011 filed on November 10, 2011).

10.16*

Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.17*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).
10.18*

Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.19*

Form of Amendment to 2005 Equity Incentive Plan of Insteel Industries, Inc. dated August 20, 2013 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed on October 29, 2013).

10.20*

2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99 filed with the Company’s Registration Statement on Form S-8, filed with the SEC on February 17, 2015 (File No. 333-202128)).

10.21*	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc.
10.22*	Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc.
21.1	List of Subsidiaries of Insteel Industries, Inc. at September 28, 2019.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed on October 25, 2019, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 28, 2019, September 29, 2018 and September 30, 2017, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 28, 2019, September 29, 2018 and September 30, 2017, (iii) the Consolidated Balance Sheets as of September 28, 2019 and September 29, 2018, (iv) the Consolidated Statements of Cash Flows for the years ended September 28, 2019, September 29, 2018 and September 30, 2017, (v) the Consolidated Statements of Shareholders’ Equity as of September 28, 2019, September 29, 2018 and September 30, 2017 and (vi) the Notes to Consolidated Financial Statements.

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

INSTEEL INDUSTRIES, INC.

Registrant

Date: October 25, 2019	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 25, 2019 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL C. GAZMARIAN MICHAEL C. GAZMARIAN	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ ABNEY S. BOXLEY III ABNEY S. BOXLEY III	Director

/s/ ANNE H. LLOYD ANNE H. LLOYD	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ JON M. RUTH JON M. RUTH	Director

/s/ JOSEPH A. RUTKOWSKI JOSEPH A. RUTKOWSKI	Director

/s/ G. KENNEDY THOMPSON G. KENNEDY THOMPSON	Director