Form 10-Q
period 2019-12-28
INSTEEL INDUSTRIES INC
filed 2020-01-16
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock as of January 15, 2020 was 19,260,725.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 28,	December 29,
	2019	2018

Net sales	$97,569	$104,110
Cost of sales	91,332	93,134
Gross profit	6,237	10,976
Selling, general and administrative expense	5,744	6,534
Other income, net	(25)	(829)
Interest expense	26	30
Interest income	(226)	(155)
Earnings before income taxes	718	5,396
Income taxes	163	1,270
Net earnings	$555	$4,126

Net earnings per share:
Basic	$0.03	$0.21
Diluted	0.03	0.21

Weighted average shares outstanding:
Basic	19,261	19,223
Diluted	19,370	19,336

Cash dividends declared per share	$0.03	$0.03

Comprehensive income	$555	$4,126

 See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 28,	September 28,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$67,114	$38,181
Accounts receivable, net	35,405	44,182
Inventories	65,252	70,851
Other current assets	6,470	7,370
Total current assets	174,241	160,584
Property, plant and equipment, net	102,665	104,960
Intangibles, net	8,337	8,610
Goodwill	8,293	8,293
Other assets	12,915	10,562
Total assets	$306,451	$293,009

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,919	$21,595
Accrued expenses	8,363	6,818
Total current liabilities	40,282	28,413
Other liabilities	19,989	18,579
Commitments and contingencies
Shareholders' equity:
Common stock	19,261	19,261
Additional paid-in capital	74,818	74,632
Retained earnings	154,349	154,372
Accumulated other comprehensive loss	(2,248)	(2,248)
Total shareholders' equity	246,180	246,017
Total liabilities and shareholders' equity	$306,451	$293,009

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Cash Flows From Operating Activities:
Net earnings	$555	$4,126
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	3,478	3,242
Amortization of capitalized financing costs	16	16
Stock-based compensation expense	186	174
Deferred income taxes	186	2,131
Gain on sale and disposition of property, plant and equipment	-	(709)
Increase in cash surrender value of life insurance policies over premiums paid	(339)	-
Net changes in assets and liabilities:
Accounts receivable, net	8,777	14,960
Inventories	5,599	(21,149)
Accounts payable and accrued expenses	10,225	(25,145)
Other changes	892	(414)
Total adjustments	29,020	(26,894)
Net cash provided by (used for) operating activities	29,575	(22,768)

Cash Flows From Investing Activities:
Capital expenditures	(600)	(6,194)
Decrease (increase) in cash surrender value of life insurance policies	(42)	518
Proceeds from surrender of life insurance policies	-	13
Net cash used for investing activities	(642)	(5,663)

Cash Flows From Financing Activities:
Proceeds from long-term debt	67	90
Principal payments on long-term debt	(67)	(90)
Payment of employee tax withholdings related to net share transactions	-	(7)
Net cash used for financing activities	-	(7)

Net increase (decrease) in cash and cash equivalents	28,933	(28,438)
Cash and cash equivalents at beginning of period	38,181	43,941
Cash and cash equivalents at end of period	$67,114	$15,503

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$14	$36
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	310	1,090
Declaration of cash dividends to be paid	578	576
Restricted stock units and stock options surrendered for withholding taxes payable	-	7

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three months ended December 28, 2019

Balance at September 28, 2019	19,261	$19,261	$74,632	$154,372	$(2,248)	$246,017
Net earnings				555		555
Compensation expense associated with stock-based plans			186			186
Cash dividends declared				(578)		(578)
Balance at December 28, 2019	19,261	$19,261	$74,818	$154,349	$(2,248)	$246,180

For the three months ended December 29, 2018

Balance at September 29, 2018	19,223	$19,223	$72,852	$151,084	$(1,494)	$241,665
Net earnings				4,126		4,126
Compensation expense associated with stock-based plans			174			174
Restricted stock units and stock options surrendered for withholding taxes payable			(7)			(7)
Cash dividends declared				(576)		(576)
Balance at December 29, 2018	19,223	$19,223	$73,019	$154,634	$(1,494)	$245,382

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

We have prepared the accompanying unaudited interim consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe the disclosures are adequate to make the information presented not misleading. The September 28, 2019 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all of the disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 28, 2019.

We believe the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary to present fairly the consolidated balance sheet as of December 28, 2019, and the statements of operations and comprehensive income, statements of cash flows and statements of shareholders’ equity for the three-month periods ended December 28, 2019 and December 29, 2018. The results of operations for the three-month period ended December 28, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

(2) Recent Accounting Pronouncements

Current Adoptions

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02 “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for leases with terms greater than twelve months. We adopted the new lease standard in the current quarter using the modified retrospective method, which allows for the recognition of a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption without adjusting the comparative periods prior to adoption. We elected the package of practical expedients permitted under the new lease standard, which among other things, allowed us to carry forward historical lease classification. We also elected the short-term lease exemption such that the new lease standard was applied to leases greater than one year in duration. We did not elect the hindsight practical expedient to determine the lease term for existing leases. The adoption of the new lease standard had a material effect on our consolidated financial statements as it resulted in a $1.9 million increase in total assets and total liabilities on our consolidated balance sheet as of September 29, 2019. The new lease standard did not have a material impact on our consolidated earnings or cash flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance to changes in the terms and conditions of a share-based payment award. ASU No. 2017-09 became effective for us in the current quarter. The adoption of this update did not impact our consolidated financial statements.

Future Adoptions

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

Our net sales by product line are as follows:

	Three Months Ended
	December 28,	December 29,
(In thousands)	2019	2018
Welded wire reinforcement	$61,827	$66,278
Prestressed concrete strand	35,742	37,832
Total	$97,569	$104,110

Our net sales by geographic region are as follows:

	Three Months Ended
	December 28,	December 29,
(In thousands)	2019	2018
United States	$97,257	$103,621
Foreign	312	489
Total	$97,569	$104,110

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of December 28, 2019.

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

As of December 28, 2019 and September 28, 2019, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of December 28, 2019:
Current assets:
Cash equivalents	$68,265	$68,265	$-
Other assets:
Cash surrender value of life insurance policies	10,592	-	10,592
Total	$78,857	$68,265	$10,592

As of September 28, 2019:
Current assets:
Cash equivalents	$37,826	$37,826	$-
Other assets:
Cash surrender value of life insurance policies	10,211	-	10,211
Total	$48,037	$37,826	$10,211

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

As of December 28, 2019 and September 28, 2019, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of December 28, 2019:
Customer relationships	$9,070	$(2,359)	$6,711
Developed technology and know-how	1,800	(483)	1,317
Non-competition agreements	1,800	(1,556)	244
Trade name	140	(75)	65
	$12,810	$(4,473)	$8,337

As of September 28, 2019:
Customer relationships	$9,070	$(2,207)	$6,863
Developed technology and know-how	1,800	(461)	1,339
Non-competition agreements	1,800	(1,466)	334
Trade name	140	(66)	74
	$12,810	$(4,200)	$8,610

Amortization expense for intangibles was $273,000 for the three-month periods ended December 28, 2019 and December 29, 2018.

(6) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 17, 2015, our shareholders approved the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to 900,000 shares of our common stock for future grants under the plan. The 2015 Plan, which expires on February 17, 2025, replaced the 2005 Equity Incentive Plan of Insteel Industries, Inc., which expired on February 15, 2015. As of December 28, 2019, there were 143,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $60,000 and $55,000 for the three-month periods ended December 28, 2019 and December 29, 2018, respectively. As of December 28, 2019, there was $222,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.53 years.

The following table summarizes stock option activity:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at September 28, 2019	388	$10.23	-	$41.85	$26.16
Exercised	-		-		-
Outstanding at December 28, 2019	388	10.23	-	41.85	26.16	7.56	$508

Vested and anticipated to vest in the future at December 28, 2019	384				26.17	7.55	503

Exercisable at December 28, 2019	184				27.62	6.08	246

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $126,000 and $119,000 for the three-month periods ended December 28, 2019 and December 29, 2018, respectively.

As of December 28, 2019, there was $356,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.77 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 28, 2019	115	$26.16
Released	-	-
Balance, December 28, 2019	115	26.16

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.7% for the three-month period ended December 28, 2019 compared with 23.5% for the three-month period ended December 29, 2018. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of December 28, 2019, we recorded a deferred tax liability (net of valuation allowance) of $7.1 million in other liabilities on our consolidated balance sheet. We have $3.5 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2022, but principally expire between 2022 and 2032. We have also recorded gross deferred tax assets of $8,000 for various state tax credits that expire this year.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of December 28, 2019 and September 28, 2019, we recorded a valuation allowance of $265,000 and $257,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of December 28, 2019, we had $122,000 of unrecognized tax benefits that would reduce our income tax rate in future periods, if recognized, which were classified as a reduction in income taxes receivable in other current assets.

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

Net periodic pension cost for the SERPs includes the following components:

	Three Months Ended
	December 28,	December 29,
(In thousands)	2019	2018
Interest cost	$82	$96
Service cost	83	74
Recognized net actuarial loss	72	35
Net periodic pension cost	$237	$205

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an incremental feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 28, 2019, no borrowings were outstanding on the Credit Facility, $71.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of December 28, 2019, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of December 28, 2019, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended December 28, 2019 and December 29, 2018.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	December 28,	December 29,
(In thousands, except per share amounts)	2019	2018
Net earnings	$555	$4,126

Basic weighted average shares outstanding	19,261	19,223
Dilutive effect of stock-based compensation	109	113
Diluted weighted average shares outstanding	19,370	19,336

Net earnings per share:
Basic	$0.03	$0.21
Diluted	$0.03	$0.21

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 293,000 and 158,000 shares for the three-month periods ended December 28, 2019 and December 29, 2018, respectively.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of December 28, 2019, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three-month periods ended December 28, 2019 and December 29, 2018.

(12) Other Financial Data

Balance sheet information:

	December 28,	September 28,
(In thousands)	2019	2019
Accounts receivable, net:
Accounts receivable	$35,603	$44,436
Less allowance for doubtful accounts	(198)	(254)
Total	$35,405	$44,182

Inventories:
Raw materials	$22,143	$27,667
Work in process	4,366	4,885
Finished goods	38,743	38,299
Total	$65,252	$70,851

Other current assets:
Prepaid insurance	$3,950	$4,545
Income tax receivable	1,252	1,215
Other	1,268	1,610
Total	$6,470	$7,370

Other assets:
Cash surrender value of life insurance policies	$10,592	$10,211
Right-of-use asset	1,988	-
Capitalized financing costs, net	221	237
Other	114	114
Total	$12,915	$10,562

Property, plant and equipment, net:
Land and land improvements	$14,628	$14,548
Buildings	56,579	56,404
Machinery and equipment	166,176	165,609
Construction in progress	4,864	5,285
	242,247	241,846
Less accumulated depreciation	(139,582)	(136,886)
Total	$102,665	$104,960

Accrued expenses:
Salaries, wages and related expenses	$2,176	$2,463
Customer rebates	1,881	1,381
Property taxes	1,680	1,820
Operating lease liability	934	-
Dividends	578	-
Sales allowance reserves	551	544
Workers' compensation	105	112
Other	458	498
Total	$8,363	$6,818

Other liabilities:
Deferred compensation	$11,857	$11,679
Deferred income taxes	7,086	6,900
Operating lease liability	1,046	-
Total	$19,989	$18,579

(13) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in Accounting Standards Codification Topic 280, Segment Reporting, we have one reportable segment.

(14) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than 12 months was $327,000 for the three-month period ended December 28, 2019.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate as of the commencement date in determining the present value of lease payments.

Supplemental cash flow and non-cash information related to leases is as follows:

Three Months Ended
December 28,
(In thousands)	2019
Cash paid for operating leases included in operating cash flows	$335
Right-of-use assets obtained in exchange for new lease obligations	358

Supplemental balance sheet information related to leases is as follows:

December 28,
(In thousands)	2019
Right-of-use assets:
Other assets	$1,988

Lease liabilities:
Accrued expenses	934
Other liabilities	1,046
Total operating lease liabilities	$1,980

As of December 28, 2019, our operating leases had a weighted average remaining lease term of 2.4 years and a weighted average discount rate of 5.2%. Aggregate future operating lease payments as of December 28, 2019 are as follows:

(In thousands)
2020	$1,014
2021	718
2022	263
2023	73
2024	41
Thereafter	-
Total future operating lease payments	2,109
Less: imputed interest	(129)
Present value of lease liabilities	$1,980

(15) Contingencies

Insurance recoveries. We maintain general liability, business interruption and replacement cost property insurance coverage on our facilities.

In August 2018, a transformer outage and electrical fire occurred at our Dayton, Texas manufacturing facility, which resulted in the temporary curtailment of operations. Alternative power arrangements for the facility were subsequently made that allowed operations to continue until permanent repairs were completed during the first quarter of 2019. We reached a final settlement on the property damage and business interruption claim with our insurance carrier in the prior year. During the three months ended December 29, 2018, we received $391,000 of insurance proceeds related to the claim that was applied against the September 29, 2018 receivable of $462,000. As of December 29, 2018, we recorded a $263,000 receivable for the anticipated insurance proceeds associated with the expenses incurred as of the end of the quarter. The anticipated insurance proceeds attributable to the additional expenses incurred were recorded in cost of sales ($187,000) and selling, general and administrative expense ($5,000) on the consolidated statements of operations and comprehensive income.

In August 2017, operations at our manufacturing facility located in Dayton, Texas were adversely affected by hurricane Harvey. During the three months ended December 29, 2018, we reached a final settlement on the property damage and business interruption claim with our insurance carrier and received $150,000 of proceeds related to this claim of which $98,000 was recorded in other income on the consolidated statements of operations and comprehensive income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to numerous risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our filings with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (our “2019 Annual Report”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy, including the Section 232 tariff on imported steel, affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our 2019 Annual Report and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 28,		December 29,
	2019	Change	2018

Net sales	$97,569	(6.3)%	$104,110
Gross profit	6,237	(43.2)%	10,976
Percentage of net sales	6.4%		10.5%
Selling, general and administrative expense	$5,744	(12.1)%	$6,534
Percentage of net sales	5.9%		6.3%
Other income, net	$(25)	(97.0)%	$(829)
Interest expense	26	(13.3)%	30
Interest income	(226)	45.8%	(155)
Effective income tax rate	22.7%		23.5%
Net earnings	$555	(86.5)%	$4,126

First Quarter of Fiscal 2020 Compared to First Quarter of Fiscal 2019

Net Sales

Net sales for the first quarter of 2020 decreased 6.3% to $97.6 million from $104.1 million in the prior year quarter, reflecting a 16.1% decrease in average selling prices partially offset by a 11.7% increase in shipments. The decrease in average selling prices was driven by competitive pricing pressures resulting from an increase in low-priced import competition spurred by the Section 232 tariffs on imported steel. The increase in shipments was primarily due to improved market conditions and strengthening demand for our products relative to the prior year, which was unfavorably impacted by the unusually wet weather.

Gross Profit

Gross profit for the first quarter of 2020 decreased 43.2% to $6.2 million, or 6.4% of net sales, from $11.0 million, or 10.5% of net sales, in the prior year quarter due to lower spreads between average selling prices and raw material costs ($6.0 million) and higher manufacturing costs ($663,000) partially offset by higher shipments ($1.4 million). The decrease in spreads was driven by lower average selling prices ($19.4 million) partially offset by lower raw material costs ($13.2 million) and freight expense ($217,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2020 decreased 12.1% to $5.7 million, or 5.9% of net sales, from $6.5 million, or 6.3% of net sales in the prior year quarter primarily due to the relative year-over-year changes in the cash surrender value of life insurance policies ($871,000). The value of the policies increased $339,000 in the current year quarter compared with a decrease of $532,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Other Income

Other income of $829,000 for the prior year quarter was primarily related to a net gain from the disposition of property, plant and equipment ($709,000).

Income Taxes

Our effective tax rate for the first quarter of 2020 decreased to 22.7% from 23.5% for the prior year quarter due to changes in permanent book versus tax differences.

Net Earnings

Net earnings for the first quarter of 2020 decreased to $555,000 ($0.03 per share) from $4.1 million ($0.21 per share) in the prior year quarter primarily due to the decrease in gross profit partially offset by the decrease in SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Net cash provided by (used for) operating activities	$29,575	$(22,768)
Net cash used for investing activities	(642)	(5,663)
Net cash used for financing activities	-	(7)

Net working capital	133,959	125,265
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$246,180	$245,382
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$246,180	$245,382

Operating Activities

Operating activities provided $29.6 million of cash during the first quarter of 2020 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $24.6 million of cash due to a $10.2 million increase in accounts payable and accrued expenses, an $8.8 million decrease in accounts receivable and a $5.6 million decrease in inventories. The increase in accounts payable and accrued expenses was largely due to higher raw material purchases near the end of the quarter. The reduction in accounts receivable was largely related to the usual seasonal downturn in sales and decrease in selling prices. The reduction in inventories was driven by lower average unit costs.

Operating activities used $22.8 million of cash during the first quarter of 2019 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital used $31.2 million of cash due to a $25.1 million decrease in accounts payable and accrued expenses and a $21.1 million increase in inventories partially offset by a $15.0 million decrease in accounts receivable. The reduction in accounts payable and accrued expenses was largely due to lower raw material purchases near the end of the quarter, and, to a lesser extent, the payment of accrued incentive compensation for the prior year. The increase in inventories was primarily driven by the reduction in shipments and higher average unit costs. The reduction in accounts receivable was principally due to the usual seasonal downturn in sales compounded by the unusually wet weather.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $642,000 of cash during the first quarter of 2020 compared to $5.7 million during the prior year quarter primarily due to a decrease in capital expenditures ($5.6 million) and an increase in the cash surrender value of life insurance policies ($560,000). Capital expenditures decreased to $600,000 from $6.2 million in the prior year period and are expected to total up to $17.0 million for fiscal 2020 primarily focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities did not provide or use any significant amounts of cash during the current or prior year quarters. During the first quarter of 2020, we declared a regular quarterly cash dividend of $578,000, or $0.03 per share, which was paid in the second quarter of 2020. During the first quarter of 2019, we declared a regular quarterly cash dividend of $576,000, or $0.03 per share, which was paid in the second quarter of 2019.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an incremental feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 28, 2019, no borrowings were outstanding on the Credit Facility, $71.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million (see Note 9 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first quarter of fiscal 2020, selling prices for our products declined in response to low-priced import competition spurred by the Section 232 tariff on imported steel, which negatively impacted our financial results as we consumed higher cost inventory that was purchased in prior periods. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2019 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our 2019 Annual Report for further information regarding our critical accounting policies and estimates. As of December 28, 2019, there were no changes in our critical accounting policies or the application of those policies from those reported in our 2019 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of 2020, we expect our financial results will be favorably impacted by the continued growth in our construction end-markets and the weather-related deferral of business from last year. The infrastructure-related portion of our business should benefit from higher state and local spending in many of our markets supported by various initiatives such as fuel tax increases, bond issuances and other ballot measures together with increased federal funding through the FAST Act and supplementary measures. The leading indicators and industry forecasts for nonresidential construction have remained relatively stable, reflecting modest growth for the year.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2020, a 10% increase in the price of wire rod would have resulted in a $6.3 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of December 28, 2019, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 28, 2019.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 28, 2019. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 28, 2019, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our 2019 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2019 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of December 28, 2019, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three-month periods ended December 28, 2019 and December 29, 2018.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 28, 2019 and December 29, 2018, (ii) the Consolidated Balance Sheets as of December 28, 2019 and September 28, 2019, (iii) the Consolidated Statements of Cash Flows for the three months ended December 28, 2019 and December 29, 2018, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended December 28, 2019 and December 29, 2018, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: January 16, 2020	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)