Form 10-Q
period 2020-03-28
INSTEEL INDUSTRIES INC
filed 2020-04-16
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

As of April 15, 2020, 19,260,725 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019

Net sales	$114,859	$111,948	$212,428	$216,058
Cost of sales	99,576	104,927	190,908	198,061
Gross profit	15,283	7,021	21,520	17,997
Selling, general and administrative expense	9,602	6,556	15,346	13,090
Acquisition costs	187	-	187	-
Restructuring charges	149	-	149	-
Other income, net	(18)	(971)	(43)	(1,800)
Interest expense	26	45	52	75
Interest income	(204)	(12)	(430)	(167)
Earnings before income taxes	5,541	1,403	6,259	6,799
Income taxes	1,177	354	1,340	1,624
Net earnings	$4,364	$1,049	$4,919	$5,175

Net earnings per share:
Basic	$0.23	$0.05	$0.26	$0.27
Diluted	0.23	0.05	0.25	0.27

Weighted average shares outstanding:
Basic	19,272	19,242	19,266	19,233
Diluted	19,386	19,340	19,378	19,338

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

Comprehensive income	$4,364	$1,049	$4,919	$5,175

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 28,	September 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$40,363	$38,181
Accounts receivable, net	54,912	44,182
Inventories	71,685	70,851
Other current assets	9,312	7,370
Total current assets	176,272	160,584
Property, plant and equipment, net	111,674	104,960
Intangibles, net	8,951	8,610
Goodwill	9,624	8,293
Other assets	12,514	10,562
Total assets	$319,035	$293,009

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,438	$21,595
Accrued expenses	9,687	6,818
Total current liabilities	48,125	28,413
Other liabilities	20,079	18,579
Commitments and contingencies
Shareholders' equity:
Common stock	19,283	19,261
Additional paid-in capital	75,661	74,632
Retained earnings	158,135	154,372
Accumulated other comprehensive loss	(2,248)	(2,248)
Total shareholders' equity	250,831	246,017
Total liabilities and shareholders' equity	$319,035	$293,009

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 28,	March 30,
	2020	2019
Cash Flows From Operating Activities:
Net earnings	$4,919	$5,175
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	6,991	6,622
Amortization of capitalized financing costs	32	32
Stock-based compensation expense	1,127	1,019
Deferred income taxes	605	2,136
Loss (gain) on sale and disposition of property, plant and equipment	2	(1,758)
Increase in cash surrender value of life insurance policies over premiums paid	-	(62)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(6,870)	910
Inventories	2,338	(23,070)
Accounts payable and accrued expenses	15,297	(30,357)
Other changes	2,167	(838)
Total adjustments	21,689	(45,366)
Net cash provided by (used for) operating activities	26,608	(40,191)

Cash Flows From Investing Activities:
Acquisition of business	(21,500)	-
Capital expenditures	(2,368)	(8,107)
Proceeds from property insurance	-	1,048
Decrease (increase) in cash surrender value of life insurance policies	668	(263)
Proceeds from surrender of life insurance policies	6	18
Proceeds from sale of property, plant and equipment	-	8
Net cash used for investing activities	(23,194)	(7,296)

Cash Flows From Financing Activities:
Proceeds from long-term debt	135	17,626
Principal payments on long-term debt	(135)	(12,261)
Cash dividends paid	(1,156)	(1,154)
Payment of employee tax withholdings related to net share transactions	(76)	(175)
Net cash provided by (used for) financing activities	(1,232)	4,036

Net increase (decrease) in cash and cash equivalents	2,182	(43,451)
Cash and cash equivalents at beginning of period	38,181	43,941
Cash and cash equivalents at end of period	$40,363	$490

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$275	$1,387
Non-cash investing and financing activities:
Receivable related to post-closing purchase price adjustment for business acquired	3,113
Purchases of property, plant and equipment in accounts payable	274	497
Restricted stock units and stock options surrendered for withholding taxes payable	76	175
Accrued liability related to holdback for business acquired	1,000	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the six months ended March 28, 2020

Balance at September 28, 2019	19,261	$19,261	$74,632	$154,372	$(2,248)	$246,017
Net earnings				555		555
Compensation expense associated with stock-based plans			186			186
Cash dividends declared				(578)		(578)
Balance at December 28, 2019	19,261	19,261	74,818	154,349	(2,248)	246,180
Net earnings				4,364		4,364
Vesting of restricted stock units	22	22	(22)			-
Compensation expense associated with stock-based plans			941			941
Restricted stock units and stock options surrendered for withholding taxes payable			(76)			(76)
Cash dividends declared				(578)		(578)
Balance at March 28, 2020	19,283	$19,283	$75,661	$158,135	$(2,248)	$250,831

For the six months ended March 30, 2019

Balance at September 29, 2018	19,223	$19,223	$72,852	$151,084	$(1,494)	$241,665
Net earnings				4,126		4,126
Compensation expense associated with stock-based plans			174			174
Restricted stock units and stock options
surrendered for withholding taxes payable			(7)			(7)
Cash dividends declared				(576)		(576)
Balance at December 29, 2018	19,223	19,223	73,019	154,634	(1,494)	245,382
Net earnings				1,049		1,049
Vesting of restricted stock units	29	29	(29)			-
Compensation expense associated with stock-based plans			845			845
Restricted stock units and stock options surrendered for withholding taxes payable			(168)			(168)
Cash dividends declared				(578)		(578)
Balance at March 30, 2019	19,252	$19,252	$73,667	$155,105	$(1,494)	$246,530

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended September 28, 2019 (“2019 Form 10-K”) filed by us with the Securities and Exchange Commission (the “SEC”). These statements include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the statements of operations and comprehensive income, cash flows and shareholders’ equity for the periods indicated. The September 28, 2019 consolidated balance sheet was derived from audited consolidated financial statements but does not include all the disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K. The results of operations for the periods indicated are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

On March 16, 2020, we, through our wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”) (see Note 3 to the consolidated financial statements).

(2) Recent Accounting Pronouncements

Current Adoptions

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02 “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for leases with terms greater than twelve months. We adopted the new lease standard in the first quarter using the modified retrospective method, which allows for the recognition of a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption without adjusting the comparative periods prior to adoption. We elected the package of practical expedients permitted under the new lease standard, which among other things, allowed us to carry forward historical lease classification. We also elected the short-term lease exemption such that the new lease standard was applied to leases greater than one year in duration. We did not elect the hindsight practical expedient to determine the lease term for existing leases. The adoption of the new lease standard had a material effect on our consolidated financial statements as it resulted in a $1.9 million increase in total assets and total liabilities on our consolidated balance sheet as of September 29, 2019. The new lease standard did not have a material impact on our consolidated earnings or cash flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance to changes in the terms and conditions of a share-based payment award. ASU No. 2017-09 became effective for us in the first quarter. The adoption of this update did not impact our consolidated financial statements.

Future Adoptions

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for us in the first quarter of fiscal 2021. We are evaluating the impact that the adoption of this update will have on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)." ASU No. 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We are evaluating the impact that the adoption of this update will have on our consolidated financial statements.

(3) Business Combination

On March 16, 2020, we purchased substantially all of the assets of STM for a purchase price of $22.5 million, subject to certain post-closing adjustments (the “STM Acquisition”), which included a $1.0 million holdback that is payable one year from the acquisition date.

STM was a leading manufacturer of prestressed concrete strand (“PC strand”) for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina, and assumed certain of its accounts payable and accrued liabilities. The STM Acquisition serves to strengthen our competitive position as we contend with increased low-priced import competition.

Following is a summary of our preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Accounts receivable	$3,860
Inventories	3,172
Other current assets	3,291
Property, plant and equipment	11,140
Intangibles	870
Total assets acquired	$22,333

Liabilities assumed:
Accounts payable	$852
Accrued expenses	312
Total liabilities assumed	1,164
Net assets acquired	21,169
Purchase price	22,500
Goodwill	$1,331

In connection with the STM Acquisition, we acquired certain intangible assets including customer relationships, a trade name and non-competition agreement. As we are in the process of finalizing internal and third-party valuations of tangible and intangible assets and certain liabilities, the provisional estimates of intangible assets, fixed assets, goodwill and certain accrued liabilities are subject to adjustment. We expect to finalize these amounts as soon as practical and no later than one year from the acquisition date. Goodwill associated with the STM Acquisition consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

The STM Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations (“ASC 805”). Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred.

Following the STM Acquisition, net sales of the STM facility were approximately $1.1 million for the three-month period ended March 28, 2020. The actual net sales specifically attributable to the STM Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former STM facility and our existing PC strand facilities. As a result, we have determined that the presentation of STM’s earnings for the three- and six-month periods ending March 28, 2020 is impractical due to the integration of STM’s operations following the STM Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the STM Acquisition occurred at the beginning of fiscal 2019. The pro forma information reflects certain adjustments related to the STM Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the STM Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the STM Acquisition occurred at the beginning of fiscal 2019, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three- and six-month periods ending March 28, 2020 and March 30, 2019 are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands)	2020	2019	2020	2019
Net sales	$121,290	$120,363	$224,931	$224,004
Earnings before income taxes	4,591	906	4,285	662
Net earnings	2,353	677	2,136	460

Restructuring charges. In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. We expect that operations at the Summerville facility will cease by the end of the third quarter of fiscal 2020. Following is a summary of the restructuring activity during the three- and six-month periods ended March 28, 2020:

	Employee	Facility
	Separation Costs	Closure Costs	Total
(In thousands)
Restructuring charges	$129	$20	$149
Cash payments	(4)	-	(4)
Liability as of March 28, 2020	$125	$20	$145

As of March 28, 2020, we recorded a liability of $145,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $1.7 million of additional restructuring charges for equipment relocation, employee separation and facility closure costs through fiscal 2020.

Acquisition costs. During the three- and six-month periods ended March 28, 2020, we recorded $187,000 of acquisition-related costs associated with the STM Acquisition for accounting, legal and other professional fees.

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

Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands)	2020	2019	2020	2019
Welded wire reinforcement	$69,355	$68,941	$131,182	$135,219
Prestressed concrete strand	45,504	43,007	81,246	80,839
Total	$114,859	$111,948	$212,428	$216,058

Our net sales by geographic region are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands)	2020	2019	2020	2019
United States	$114,549	$111,620	$211,806	$215,241
Foreign	310	328	622	817
Total	$114,859	$111,948	$212,428	$216,058

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of March 28, 2020.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for doubtful accounts to provide for the estimated receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful.

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

As of March 28, 2020 and September 28, 2019, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of March 28, 2020:
Current assets:
Cash equivalents	$40,108	$40,108	$-
Other assets:
Cash surrender value of life insurance policies	9,537	-	9,537
Total	$49,645	$40,108	$9,537

As of September 28, 2019:
Current assets:
Cash equivalents	$37,826	$37,826	$-
Other assets:
Cash surrender value of life insurance policies	10,211	-	10,211
Total	$48,037	$37,826	$10,211

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

As of March 28, 2020 and September 28, 2019, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from STM at fair value during the three-month period ended March 28, 2020 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of March 28, 2020:
Customer relationships	$9,770	$(2,512)	$7,258
Developed technology and know-how	1,800	(506)	1,294
Non-competition agreements	1,860	(1,623)	237
Trade name	250	(88)	162
	$13,680	$(4,729)	$8,951

As of September 28, 2019:
Customer relationships	$9,070	$(2,207)	$6,863
Developed technology and know-how	1,800	(461)	1,339
Non-competition agreements	1,800	(1,466)	334
Trade name	140	(66)	74
	$12,810	$(4,200)	$8,610

Amortization expense for intangibles was $257,000 and $273,000 for the three-month periods ended March 28, 2020 and March 30, 2019, respectively, and $530,000 and $546,000 for the six-month periods ended March 28, 2020 and March 30, 2019, respectively.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of March 28, 2020, there were 790,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $403,000 and $383,000 for the three-month periods ended March 28, 2020 and March 30, 2019, respectively, and $463,000 and $438,000 for the six-month periods ended March 28, 2020 and March 30, 2019, respectively. As of March 28, 2020, there was $319,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.66 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the three- and six-month periods ended March 28, 2020 and March 30, 2019 was $7.39 and $7.96 per share, respectively, based on the following assumptions:

	Six Months Ended
	March 28,	March 30,
	2020	2019
Risk-free interest rate	2.75%	3.84%
Dividend yield	0.54%	0.50%
Expected volatility	40.89%	43.08%
Expected term (in years)	4.59	4.56

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

The following table summarizes stock option activity:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at September 28, 2019	388	$10.23	-	$41.85	$26.16
Granted	67	22.09	-	22.09	22.09
Exercised	-	-	-	-	-
Outstanding at March 28, 2020	455	10.23	-	41.85	25.57	7.69	$25

Vested and anticipated to vest in the future at March 28, 2020	451				25.58	7.68	25

Exercisable at March 28, 2020	227				27.67	6.27	25

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $538,000 and $462,000 for the three-month periods ended March 28, 2020 and March 30, 2019, respectively, and $664,000 and $581,000 for the six-month periods ended March 28, 2020 and March 30, 2019, respectively.

As of March 28, 2020, there was $671,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.61 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 28, 2019	115	$26.16
Granted	43	22.09
Released	(26)	28.66
Forfeited	(5)	25.49
Balance, March 28, 2020	127	24.29

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 21.4% for the six-month period ended March 28, 2020 compared with 23.9% for the six-month period ended March 30, 2019. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of March 28, 2020, we recorded a deferred tax liability (net of valuation allowance) of $7.5 million in other liabilities on our consolidated balance sheet. We have $2.2 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2022, but principally expire between 2022 and 2032. We have also recorded gross deferred tax assets of $8,000 for various state tax credits that expire this year.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of March 28, 2020 and September 28, 2019, we recorded a valuation allowance of $199,000 and $257,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of March 28, 2020, we had $78,000 of unrecognized tax benefits that would reduce our income tax rate in future periods, if recognized, which were classified as a reduction in income taxes receivable in other current assets.

We file U.S. federal, state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2014 remain subject to examination.

(9) Employee Benefit Plans

Supplemental retirement benefit plan. We have Supplemental Retirement Benefit Agreements (each, a “SRBA”) with certain of our employees (each, a “Participant”). Under the SRBAs, if the Participant remains in continuous service with us for a period of at least 30 years, we will pay the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with us, but has completed at least 10 years of continuous service, the amount of the Participant’s supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by us.

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands)	2020	2019	2020	2019
Interest cost	$82	$96	$167	$192
Service cost	76	74	162	148
Recognized net actuarial loss	65	35	140	70
Net periodic pension cost	$223	$205	$469	$410

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an incremental feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 28, 2020, no borrowings were outstanding on the Credit Facility, $89.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of March 28, 2020, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of March 28, 2020, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended March 28, 2020 and March 30, 2019, and $32,000 for each of the six-month periods ended March 28, 2020 and March 30, 2019.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net earnings	$4,364	$1,049	$4,919	$5,175

Basic weighted average shares outstanding	19,272	19,242	19,266	19,233
Dilutive effect of stock-based compensation	114	98	112	105
Diluted weighted average shares outstanding	19,386	19,340	19,378	19,338

Net earnings per share:
Basic	$0.23	$0.05	$0.26	$0.27
Diluted	$0.23	$0.05	$0.25	$0.27

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 363,000 and 228,000 shares for the three-month periods ended March 28, 2020 and March 30, 2019, respectively, and 328,000 and 193,000 shares for the six-month periods ended March 28, 2020 and March 30, 2019, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of March 28, 2020, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three- and six-month periods ended March 28, 2020 and March 30, 2019.

(13) Other Financial Data

Balance sheet information:

	March 28,	September 28,
(In thousands)	2020	2019
Accounts receivable, net:
Accounts receivable	$55,205	$44,436
Less allowance for doubtful accounts	(293)	(254)
Total	$54,912	$44,182

Inventories:
Raw materials	$28,641	$27,667
Work in process	4,406	4,885
Finished goods	38,638	38,299
Total	$71,685	$70,851

Other current assets:
Prepaid insurance	$4,162	$4,545
Receivable related to post-closing purchase price adjustment for business acquired	3,113	-
Income tax receivable	755	1,215
Other	1,282	1,610
Total	$9,312	$7,370

Other assets:
Cash surrender value of life insurance policies	$9,537	$10,211
Right-of-use asset	1,950	-
Assets held for sale	709	-
Capitalized financing costs, net	204	237
Other	114	114
Total	$12,514	$10,562

Property, plant and equipment, net:
Land and land improvements	$16,394	$14,548
Buildings	57,815	56,404
Machinery and equipment	174,976	165,609
Construction in progress	1,211	5,285
	250,396	241,846
Less accumulated depreciation	(138,722)	(136,886)
Total	$111,674	$104,960

Accrued expenses:
Salaries, wages and related expenses	$3,350	$2,463
Sales allowance reserves	1,193	544
Holdback for business acquired	1,000	-
Operating lease liability	919	-
Customer rebates	704	1,381
Property taxes	545	1,820
Workers' compensation	98	112
Other	1,878	498
Total	$9,687	$6,818

Other liabilities:
Deferred compensation	$11,555	$11,679
Deferred income taxes	7,505	6,900
Operating lease liability	1,019	-
Total	$20,079	$18,579

(14) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(15) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than 12 months was $337,000 and $664,000 for the three- and six-month periods ended March 28, 2020, respectively.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate as of the commencement date in determining the present value of lease payments.

Supplemental cash flow and non-cash information related to leases is as follows:

Six Months Ended
(In thousands)	March 28, 2020
Cash paid for operating leases included in operating cash flows	$672
Right-of-use assets obtained in exchange for new lease obligations	613

Supplemental balance sheet information related to leases is as follows:

(In thousands)	March 28, 2020
Right-of-use assets:
Other assets	$1,950

Lease liabilities:
Accrued expenses	919
Other liabilities	1,019
Total operating lease liabilities	$1,938

As of March 28, 2020, our operating leases had a weighted average remaining lease term of 2.4 years and a weighted average discount rate of 5.1%. Aggregate future operating lease payments as of March 28, 2020 are as follows:

(In thousands)
2020	$983
2021	710
2022	257
2023	74
2024	22
Thereafter	-
Total future operating lease payments	2,046
Less: imputed interest	(108)
Present value of lease liabilities	$1,938

(16) Contingencies

Insurance recoveries. We maintain general liability, business interruption and replacement cost property insurance coverage on our facilities.

In August 2018, a transformer outage and electrical fire occurred at our Dayton, Texas manufacturing facility, which resulted in the temporary curtailment of operations. Alternative power arrangements for the facility were subsequently made that allowed operations to continue until permanent repairs were completed during the first quarter of 2019. We reached a final settlement on the property damage and business interruption claim with our insurance carrier in the prior year. During the three months ended March 30, 2019, we received $1.4 million of insurance proceeds related to the claim that was partially applied against the December 29, 2018 receivable of $263,000 with the remainder recorded in other income ($950,000), cost of sales ($120,000) and selling, general and administrative expense (“SG&A expense”) ($40,000) on the consolidated statement of operations and comprehensive income. During the six-month period ended March 30, 2019, we received $1.8 million of insurance proceeds related to the claim that was partially applied against the September 29, 2018 receivable of $462,000 with the remainder recorded in other income ($950,000), cost of sales ($306,000) and SG&A expense ($45,000) on the consolidated statements of operations and comprehensive income. The insurance proceeds attributable to the property and equipment damaged were reported in cash flows from investing activities and all other insurance proceeds received were reported in cash flows from operating activities on the consolidated statement of cash flows.

In August 2017, operations at our manufacturing facility located in Dayton, Texas were adversely affected by hurricane Harvey. During the six months ended March 30, 2019, we reached a final settlement on the property damage and business interruption claim with our insurance carrier and received $150,000 of proceeds related to this claim of which $98,000 was recorded in other income on the consolidated statements of operations and comprehensive income.

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

(17) Subsequent Events

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our future operations or financial performance; however, they include, but are not limited to, the following:

●

the impact of COVID-19 on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties;

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

On March 16, 2020, we, through our wholly-owned subsidiary, Insteel Wire Products (“IWP”), purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”) for a purchase price of $22.5 million, subject to certain post-closing adjustments (the “STM Acquisition”). STM was a leading manufacturer of PC strand for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina and assumed certain of its accounts payable and accrued liabilities.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 28,		March 30,	March 28,		March 30,
	2020	Change	2019	2020	Change	2019

Net sales	$114,859	2.6%	$111,948	$212,428	(1.7%)	$216,058
Gross profit	15,283	117.7%	7,021	21,520	19.6%	17,997
Percentage of net sales	13.3%		6.3%	10.1%		8.3%
Selling, general and administrative expense	$9,602	46.5%	$6,556	$15,346	17.2%	$13,090
Percentage of net sales	8.4%		5.9%	7.2%		6.1%
Acquisition costs	$187	N/M	$-	$187	N/M	$-
Restructuring charges	149	N/M	-	149	N/M	-
Other income, net	(18)	(98.1%)	(971)	(43)	(97.6%)	(1,800)
Interest expense	26	(42.2%)	45	52	(30.7%)	75
Interest income	(204)	N/M	(12)	(430)	157.5%	(167)
Effective income tax rate	21.2%		25.2%	21.4%		23.9%
Net earnings	$4,364	316.0%	$1,049	$4,919	(4.9%)	$5,175

"N/M" = not meaningful

Second Quarter of Fiscal 2020 Compared to Second Quarter of Fiscal 2019

Net Sales

Net sales for the second quarter of 2020 increased 2.6% to $114.9 million from $111.9 million in the prior year quarter, reflecting a 19.7% increase in shipments partially offset by a 14.3% decrease in average selling prices. The increase in shipments was primarily due to improved market conditions and strengthening demand for our products relative to the prior year, which was unfavorably impacted by adverse weather conditions. The decrease in average selling prices was driven by competitive pricing pressures resulting from an increase in low-priced import competition spurred by the Section 232 tariffs on imported steel.

Gross Profit

Gross profit for the second quarter of 2020 increased 117.7% to $15.3 million, or 13.3% of net sales, from $7.0 million, or 6.3% of net sales, in the prior year quarter primarily due to higher spreads between average selling prices and raw material costs ($7.2 million), the increase in shipments ($1.4 million) and lower manufacturing costs ($143,000). The increase in spreads was driven by lower raw material costs ($26.3 million) and freight expense ($224,000) partially offset by lower average selling prices ($19.3 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2020 increased 46.5% to $9.6 million, or 8.4% of net sales, from $6.6 million, or 5.9% of net sales in the prior year quarter primarily due to the relative year-over-year changes in the cash surrender value of life insurance policies ($1.8 million) together with higher incentive and stock-based compensation ($309,000) and legal expense ($175,000). The cash surrender value of life insurance policies decreased $1.2 million in the current year quarter compared with an increase of $594,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments. The increase in legal expense was primarily related to costs associated with trade matters.

Acquisition Costs

Acquisition costs of $187,000 were incurred in the second quarter of 2020 for legal, accounting and other professional fees related to the STM Acquisition.

Restructuring Charges

Restructuring charges of $149,000 were incurred in the second quarter of 2020 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition.  Restructuring charges included $129,000 for employee separation costs and $20,000 for facility closure costs.

Other Income

Other income was $18,000 for the second quarter of 2020 compared with $971,000 in the prior year quarter, which was primarily related to a net gain from insurance proceeds.

Income Taxes

Our effective tax rate for the second quarter of 2020 decreased to 21.2% from 25.2% for the prior year quarter primarily due to a $188,000 discrete tax benefit that was recorded in connection with the net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act, which was enacted in March 2020.

Net Earnings

Net earnings for the second quarter of 2020 increased to $4.4 million ($0.23 per share) from $1.0 million ($0.05 per share) in the prior year quarter primarily due to the increase in gross profit partially offset by the increase in SG&A expense.

First Half of Fiscal 2020 Compared to First Half of Fiscal 2019

Net Sales

Net sales for the first half of 2020 decreased 1.7% to $212.4 million from $216.1 million in the same year-ago period, reflecting a 15.2% decrease in average selling prices partially offset by a 15.9% increase in shipments. The decrease in average selling prices was driven by competitive pricing pressures resulting from an increase in low-priced import competition spurred by the Section 232 tariffs on imported steel. The increase in shipments was primarily due to improved market conditions and strengthening demand for our products relative to the prior year, which was unfavorably impacted by adverse weather conditions.

Gross Profit

Gross profit for the first half of 2020 increased 19.6% to $21.5 million, or 10.1% of net sales, from $18.0 million, or 8.3% of net sales, in the same year-ago period. The year-over-year increase was primarily due to the increase in shipments ($3.0 million) and higher spreads between average selling prices and raw material costs ($922,000) partially offset by higher manufacturing costs ($517,000). The increase in spreads was driven by lower raw material costs ($39.4 million) and freight expense ($449,000) partially offset by lower average selling prices ($38.9 million).

Selling, General and Administrative Expense

SG&A expense for the first half of 2020 increased 17.2% to $15.3 million, or 7.2% of net sales, from $13.1 million, or 6.1% of net sales, in the same year-ago period primarily due to relative year-over-year changes in the cash surrender value of life insurance policies ($1.0 million) together with higher incentive and stock-based compensation ($437,000) and legal expense ($169,000). The cash surrender value of life insurance policies decreased $907,000 in the current year period compared with an increase of $62,000 in the prior year period due to the corresponding changes in the value of the underlying investments. The increase in legal expense was primarily related to costs associated with trade matters.

Acquisition Costs

Acquisition costs of $187,000 were incurred for the first half of 2020 for legal, accounting and other professional fees related to the STM Acquisition.

Restructuring Charges

Restructuring charges of $149,000 were incurred for the first half of 2020 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition.  Restructuring charges included $129,000 for employee separation costs and $20,000 for facility closure costs.

 Other Income

Other income was $43,000 for the first half of 2020 compared with $1.8 million in the same year ago period, which was primarily related to a gain from insurance proceeds ($1.0 million) and a net gain from the disposition of property, plant and equipment ($710,000).

Income Taxes

Our effective tax rate for the first half of 2020 decreased to 21.4% from 23.9% for the same year ago period primarily due to a $188,000 discrete tax benefit that was recorded in connection with the net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act, which was enacted in March 2020.

Net Earnings

Net earnings for the first half of 2020 decreased to $4.9 million ($0.25 per diluted share) from $5.2 million ($0.27 per share) in the same year-ago period primarily due to the increase in SG&A expense and reduction in other income partially offset by the increase in gross profit.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	March 28,	March 30,
	2020	2019
Net cash provided by (used for) operating activities	$26,608	$(40,191)
Net cash used for investing activities	(23,194)	(7,296)
Net cash provided by (used for) financing activities	(1,232)	4,036

Net working capital	128,147	133,441
Total debt	-	5,365
Percentage of total capital	-	2.1%
Shareholders' equity	$250,831	$246,530
Percentage of total capital	100.0%	97.9%
Total capital (total debt + shareholders' equity)	$250,831	$251,895

Operating Activities

Operating activities provided $26.6 million of cash during the first half of 2020 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $10.8 million of cash due to a $15.3 million increase in accounts payable and accrued expenses and a $2.3 million decrease in inventories partially offset by a $6.9 million increase in accounts receivable. The increase in accounts payable and accrued expenses was largely related to higher raw material purchases driven by the higher sales during the period. The decrease in inventories was due to the higher shipments and lower unit costs. The increase in accounts receivable was largely driven by the increase in sales during the second quarter of 2020.

Operating activities used $40.2 million of cash during the first half of 2019 primarily from a net increase in working capital partially offset by net earnings adjusted for non-cash items. Working capital used $52.5 million of cash due to a $30.3 million decrease in accounts payable and accrued expenses and a $23.1 million increase in inventories partially offset by a $0.9 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases during the period, and, to a lesser extent, the payment of accrued incentive compensation, property taxes and customer rebates for the prior year. The increase in inventories was primarily driven by the reduction in shipments and higher unit costs. The decrease in accounts receivable was principally due to the usual seasonal downturn in sales compounded by the adverse weather.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $23.2 million of cash during the first half of 2020 compared to $7.3 million during the prior year period primarily due to the STM Acquisition ($21.5 million). Capital expenditures decreased to $2.4 million from $8.1 million in the prior year period and are expected to total up to $17.0 million for fiscal 2020 primarily focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $1.2 million of cash during the first half of 2020 while providing $4.0 million during the prior year period. Net borrowings on our revolving credit facility were $5.4 million during the prior year period. Cash dividends used $1.2 million of cash in both the current and prior year periods.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an incremental feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 28, 2020, no borrowings were outstanding on the Credit Facility, $89.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.6 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first half of fiscal 2020, selling prices for our products declined in response to low-priced import competition spurred by the Section 232 tariff on imported steel, which negatively impacted our financial results. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our 2019 Annual Report for further information regarding our critical accounting policies and estimates. As of March 28, 2020, there were no changes in our critical accounting policies or the application of those policies from those reported in our 2019 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of 2020, our visibility is limited due to the cloud of uncertainty surrounding the ultimate impact of COVID-19 and the mitigation measures that are pursued by governmental authorities. We also expect business conditions to remain challenging in our markets that are susceptible to import competition in view of the surge of low-priced imports that followed the imposition of the Section 232 tariff on imports of hot-rolled steel wire rod.

In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth. In addition, we will continue to pursue further acquisitions in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2020, a 10% increase in the price of wire rod would have resulted in a $13.0 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of March 28, 2020, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 28, 2020.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 28, 2020. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended March 28, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2019 Annual Report, except as follows:

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Annual Report, such as those relating to our products and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of March 28, 2020, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three- and six-month periods ended March 28, 2020 and March 30, 2019.

Item 6. Exhibits

10.1	2019 Declaration of Amendment to 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on February 28, 2020 (File No. 333-236744)).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended March 28, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 28, 2020 and March 30, 2019, (ii) the Consolidated Balance Sheets as of March 28, 2020 and September 28, 2019, (iii) the Consolidated Statements of Cash Flows for the six months ended March 28, 2020 and March 30, 2019, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended March 28, 2020 and March 30, 2019, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: April 16, 2020	By:	/s/ Michael C. Gazmarian
Michael C. Gazmarian
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)