Form 10-Q
period 2020-06-27
INSTEEL INDUSTRIES INC
filed 2020-07-16
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

As of July 16, 2020, 19,260,725 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net sales	$121,959	$126,252	$334,387	$342,310
Cost of sales	107,154	118,016	298,062	316,077
Gross profit	14,805	8,236	36,325	26,233
Selling, general and administrative expense	6,694	5,516	22,040	18,606
Acquisition costs	8	-	195	-
Restructuring charges	808	-	957	-
Other income, net	(1,240)	(23)	(1,283)	(1,823)
Interest expense	26	62	78	137
Interest income	(22)	(9)	(452)	(176)
Earnings before income taxes	8,531	2,690	14,790	9,489
Income taxes	1,867	500	3,207	2,124
Net earnings	$6,664	$2,190	$11,583	$7,365

Net earnings per share:
Basic	$0.35	$0.11	$0.60	$0.38
Diluted	0.34	0.11	0.60	0.38

Weighted average shares outstanding:
Basic	19,283	19,252	19,272	19,239
Diluted	19,377	19,334	19,378	19,336

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

Comprehensive income	$6,664	$2,190	$11,583	$7,365

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 27,	September 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$61,371	$38,181
Accounts receivable, net	54,901	44,182
Inventories	74,269	70,851
Other current assets	6,245	7,370
Total current assets	196,786	160,584
Property, plant and equipment, net	101,089	104,960
Intangibles, net	8,810	8,610
Goodwill	9,745	8,293
Other assets	20,260	10,562
Total assets	$336,690	$293,009

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$47,891	$21,595
Accrued expenses	11,839	6,818
Total current liabilities	59,730	28,413
Other liabilities	19,894	18,579
Commitments and contingencies
Shareholders' equity:
Common stock	19,283	19,261
Additional paid-in capital	75,811	74,632
Retained earnings	164,220	154,372
Accumulated other comprehensive loss	(2,248)	(2,248)
Total shareholders' equity	257,066	246,017
Total liabilities and shareholders' equity	$336,690	$293,009

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Cash Flows From Operating Activities:
Net earnings	$11,583	$7,365
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	10,626	10,084
Amortization of capitalized financing costs	49	48
Stock-based compensation expense	1,277	1,201
Deferred income taxes	392	2,193
Asset impairment charges	343	-
Gain on sale and disposition of property, plant and equipment	(1,031)	(1,760)
Gain from life insurance proceeds	(200)
Increase in cash surrender value of life insurance policies over premiums paid	-	(204)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(6,890)	741
Inventories	(246)	(10,467)
Accounts payable and accrued expenses	26,281	(33,640)
Other changes	2,444	(1,500)
Total adjustments	33,045	(33,304)
Net cash provided by (used for) operating activities	44,628	(25,939)

Cash Flows From Investing Activities:
Acquisition of business	(18,356)	-
Capital expenditures	(3,448)	(9,380)
Increase in cash surrender value of life insurance policies	(133)	(305)
Proceeds from sale of assets held for sale	1,875	-
Proceeds from property insurance	-	1,192
Proceeds from life insurance death benefit	200	-
Proceeds from surrender of life insurance policies	195	67
Proceeds from sale of property, plant and equipment	40	17
Net cash used for investing activities	(19,627)	(8,409)

Cash Flows From Financing Activities:
Proceeds from long-term debt	223	44,239
Principal payments on long-term debt	(223)	(44,239)
Cash dividends paid	(1,735)	(1,732)
Payment of employee tax withholdings related to net share transactions	(76)	(175)
Financing costs	-	(237)
Net cash used for financing activities	(1,811)	(2,144)

Net increase (decrease) in cash and cash equivalents	23,190	(36,492)
Cash and cash equivalents at beginning of period	38,181	43,941
Cash and cash equivalents at end of period	$61,371	$7,449

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$49
Income taxes, net	342	1,759
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	712	518
Restricted stock units and stock options surrendered for withholding taxes payable	76	175
Accrued liability related to holdback for business acquired	1,000	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the nine months ended June 27, 2020

Balance at September 28, 2019	19,261	$19,261	$74,632	$154,372	$(2,248)	$246,017
Net earnings				555		555
Compensation expense associated with stock-based plans			186			186
Cash dividends declared				(578)		(578)
Balance at December 28, 2019	19,261	19,261	74,818	154,349	(2,248)	246,180
Net earnings				4,364		4,364
Vesting of restricted stock units	22	22	(22)			-
Compensation expense associated with stock-based plans			941			941
Restricted stock units and stock options surrendered for withholding taxes payable			(76)			(76)
Cash dividends declared				(578)		(578)
Balance at March 28, 2020	19,283	19,283	75,661	158,135	(2,248)	250,831
Net earnings				6,664		6,664
Compensation expense associated with stock-based plans			150			150
Cash dividends declared				(579)		(579)
Balance at June 27, 2020	19,283	$19,283	$75,811	$164,220	$(2,248)	$257,066

For the nine months ended June 29, 2019

Balance at September 29, 2018	19,223	$19,223	$72,852	$151,084	$(1,494)	$241,665
Net earnings				4,126		4,126
Compensation expense associated with stock-based plans			174			174
Restricted stock units and stock options surrendered for withholding taxes payable			(7)			(7)
Cash dividends declared				(576)		(576)
Balance at December 29, 2018	19,223	19,223	73,019	154,634	(1,494)	245,382
Net earnings				1,049		1,049
Vesting of restricted stock units	29	29	(29)			-
Compensation expense associated with stock-based plans			845			845
Restricted stock units and stock options surrendered for withholding taxes payable			(168)			(168)
Cash dividends declared				(578)		(578)
Balance at March 30, 2019	19,252	19,252	73,667	155,105	(1,494)	246,530
Net earnings				2,190		2,190
Compensation expense associated with stock-based plans			182			182
Cash dividends declared				(578)		(578)
Balance at June 29, 2019	19,252	$19,252	$73,849	$156,717	$(1,494)	$248,324

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

(3) Business Combination

On March 16, 2020, we purchased substantially all of the assets of STM for an adjusted purchase price of $19.4 million, reflecting certain post-closing adjustments (the “STM Acquisition”), which included a $1.0 million holdback that is payable one year from the acquisition date.

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

Following is a summary of our preliminary allocation of the adjusted purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

In thousands)
Assets acquired:
Accounts receivable	$3,829
Inventories	3,172
Other current assets	178
Property, plant and equipment	10,919
Intangibles	970
Total assets acquired	$19,068

Liabilities assumed:
Accounts payable	$852
Accrued expenses	312
Total liabilities assumed	1,164
Net assets acquired	17,904
Adjusted purchase price	19,356
Goodwill	$1,452

In connection with the STM Acquisition, we acquired certain intangible assets including customer relationships, a trade name and non-competition agreement. As we are in the process of finalizing internal and third-party valuations of tangible and intangible assets and certain liabilities, the provisional estimates of intangible assets, fixed assets, goodwill and certain accrued liabilities are subject to adjustment. We expect to finalize these amounts as soon as practical and no later than one year from the acquisition date. Goodwill associated with the STM Acquisition, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

The STM Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations (“ASC 805”). Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred.

Following the STM Acquisition, net sales of the STM facility for the three- and nine-month periods ended June 27, 2020 were approximately $1.8 million and $2.9 million, respectively. The actual net sales specifically attributable to the STM Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former STM facility and our existing PC strand facilities. As a result, we have determined that the presentation of STM’s earnings for the three- and nine-month periods ending June 27, 2020 is impractical due to the integration of STM’s operations following the STM Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the STM Acquisition occurred at the beginning of fiscal 2019. The pro forma information reflects certain adjustments related to the STM Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the STM Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the STM Acquisition occurred at the beginning of fiscal 2019, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three- and nine-month periods ending June 27, 2020 and June 29, 2019 are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Net sales	$121,959	$133,538	$346,890	$357,542
Earnings before income taxes	8,531	2,713	12,730	3,375
Net earnings	6,664	2,209	6,447	2,669

Restructuring charges. In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of fiscal 2020. Following is a summary of the restructuring activity during the three- and nine-month periods ended June 27, 2020:

(In thousands)	Employee Separation Costs	Equipment Relocation Costs	Facility Closure Costs	Asset Impairments	Total
Restructuring charges	$129	$-	$20	$-	$149
Cash payments	(4)	-	-	-	(4)
Liability as of March 28, 2020	125	-	20	-	145
Restructuring charges	76	16	373	343	808
Cash payments	(124)	(16)	(350)	-	(490)
Non-cash charges	-	-	-	(343)	(343)
Liability as of June 27, 2020	$77	$-	$43	$-	$120

As of June 27, 2020, we recorded a liability of $120,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $1.4 million of additional restructuring charges for equipment relocation and facility closure costs.

Acquisition costs. During the three- and nine-month periods ended June 27, 2020, we recorded $8,000 and $195,000, respectively, of acquisition-related costs associated with the STM Acquisition for accounting, legal and other professional fees.

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

Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Welded wire reinforcement	$75,103	$80,007	$206,284	$215,226
Prestressed concrete strand	46,856	46,245	128,103	127,084
Total	$121,959	$126,252	$334,387	$342,310

Our net sales by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
United States	$120,985	$125,929	$332,791	$341,169
Foreign	974	323	1,596	1,141
Total	$121,959	$126,252	$334,387	$342,310

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of June 27, 2020.

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

As of June 27, 2020 and September 28, 2019, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of June 27, 2020:
Current assets:
Cash equivalents	$63,844	$63,844	$-
Other assets:
Cash surrender value of life insurance policies	10,149	-	10,149
Total	$73,993	$63,844	$10,149

As of September 28, 2019:
Current assets:
Cash equivalents	$37,826	$37,826	$-
Other assets:
Cash surrender value of life insurance policies	10,211	-	10,211
Total	$48,037	$37,826	$10,211

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

As of June 27, 2020 and September 28, 2019, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from STM at fair value during the nine-month period ended June 27, 2020 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of June 27, 2020:
Customer relationships	$9,870	$(2,675)	$7,195
Developed technology and know-how	1,800	(528)	1,272
Non-competition agreements	1,860	(1,643)	217
Trade name	250	(124)	126
	$13,780	$(4,970)	$8,810

As of September 28, 2019:
Customer relationships	$9,070	$(2,207)	$6,863
Developed technology and know-how	1,800	(461)	1,339
Non-competition agreements	1,800	(1,466)	334
Trade name	140	(66)	74
	$12,810	$(4,200)	$8,610

Amortization expense for intangibles was $240,000 and $273,000 for the three-month periods ended June 27, 2020 and June 29, 2019, respectively, and $770,000 and $819,000 for the nine-month periods ended June 27, 2020 and June 29, 2019, respectively.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of June 27, 2020, there were 790,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $13,000 and $58,000 for the three-month periods ended June 27, 2020 and June 29, 2019, respectively, and $476,000 and $496,000 for the nine-month periods ended June 27, 2020 and June 29, 2019, respectively. As of June 27, 2020, there was $225,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.57 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the nine-month periods ended June 27, 2020 and June 29, 2019 was $7.39 and $7.96 per share, respectively, based on the following assumptions:

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Risk-free interest rate	2.75%	3.84%
Dividend yield	0.54%	0.50%
Expected volatility	40.89%	43.08%
Expected term (in years)	4.59	4.56

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

The following table summarizes stock option activity:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at September 28, 2019	388	$10.23	-	$41.85	$26.16
Granted	67	22.09	-	22.09	22.09
Exercised	-	-	-	-	-
Forfeited	(27)	18.05	-	41.85	25.88
Outstanding at June 27, 2020	428	10.23	-	41.85	25.55	7.47	$64

Vested and anticipated to vest in the future at June 27, 2020	424				25.56	7.45	64

Exercisable at June 27, 2020	210				27.73	6.00	64

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $137,000 and $124,000 for the three-month periods ended June 27, 2020 and June 29, 2019, respectively, and $801,000 and $705,000 for the nine-month periods ended June 27, 2020 and June 29, 2019, respectively. The market value of RSUs granted during the nine-month periods ended June 27, 2020 and June 29, 2019 was $960,000 and $763,000, respectively.

As of June 27, 2020, there was $534,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.46 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 28, 2019	115	$26.16
Granted	43	22.09
Released	(26)	28.66
Forfeited	(5)	25.49
Balance, June 27, 2020	127	24.29

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 21.7% for the nine-month period ended June 27, 2020 compared with 22.4% for the nine-month period ended June 29, 2019. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of June 27, 2020, we recorded a deferred tax liability (net of valuation allowance) of $7.3 million in other liabilities on our consolidated balance sheet. We have $2.3 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2022, but principally expire between 2022 and 2035. We have also recorded gross deferred tax assets of $8,000 for various state tax credits that expire this year.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of June 27, 2020 and September 28, 2019, we recorded a valuation allowance of $202,000 and $257,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of June 27, 2020, we had $68,000 of unrecognized tax benefits that would reduce our income tax rate in future periods, if recognized, which were classified as an increase in accrued income taxes in accrued expenses.

We file U.S. federal, state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2015 remain subject to examination.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Interest cost	$82	$96	$249	$288
Service cost	83	74	245	222
Recognized net actuarial loss	72	35	212	105
Net periodic pension cost	$237	$205	$706	$615

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an incremental feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 27, 2020, no borrowings were outstanding on the Credit Facility, $94.4 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of June 27, 2020, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of June 27, 2020, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $17,000 and $16,000 for the three-month periods ended June 27, 2020 and June 29, 2019, respectively, and $49,000 and $48,000 for the nine-month periods ended June 27, 2020 and June 29, 2019, respectively.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net earnings	$6,664	$2,190	$11,583	$7,365

Basic weighted average shares outstanding	19,283	19,252	19,272	19,239
Dilutive effect of stock-based compensation	94	82	106	97
Diluted weighted average shares outstanding	19,377	19,334	19,378	19,336

Net earnings per share:
Basic	$0.35	$0.11	$0.60	$0.38
Diluted	$0.34	$0.11	$0.60	$0.38

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 423,000 and 276,000 shares for the three-month periods ended June 27, 2020 and June 29, 2019, respectively, and 360,000 and 221,000 shares for the nine-month periods ended June 27, 2020 and June 29, 2019, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of June 27, 2020, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three- and nine-month periods ended June 27, 2020 and June 29, 2019.

(13) Other Financial Data

Balance sheet information:

	June 27,	September 28,
(In thousands)	2020	2019
Accounts receivable, net:
Accounts receivable	$55,204	$44,436
Less allowance for doubtful accounts	(303)	(254)
Total	$54,901	$44,182

Inventories:
Raw materials	$32,399	$27,667
Work in process	4,492	4,885
Finished goods	37,378	38,299
Total	$74,269	$70,851

Other current assets:
Prepaid insurance	$4,811	$4,545
Income tax receivable	-	1,215
Other	1,434	1,610
Total	$6,245	$7,370

Other assets:
Cash surrender value of life insurance policies	$10,149	$10,211
Assets held for sale	7,971	-
Right-of-use asset	1,838	-
Capitalized financing costs, net	188	237
Other	114	114
Total	$20,260	$10,562

Property, plant and equipment, net:
Land and land improvements	$14,507	$14,548
Buildings	52,384	56,404
Machinery and equipment	173,394	165,609
Construction in progress	1,737	5,285
	242,022	241,846
Less accumulated depreciation	(140,933)	(136,886)
Total	$101,089	$104,960

Accrued expenses:
Salaries, wages and related expenses	$3,800	$2,463
Customer rebates	1,272	1,381
Income taxes	1,258	-
Property taxes	1,122	1,820
Holdback for business acquired	1,000	-
Operating lease liability	942	-
State sales and use taxes	533	136
Workers' compensation	97	112
Sales allowance reserves	66	544
Other	1,749	362
Total	$11,839	$6,818

Other liabilities:
Deferred compensation	$11,719	$11,679
Deferred income taxes	7,292	6,900
Operating lease liability	883	-
Total	$19,894	$18,579

(14) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(15) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $289,000 and $953,000 for the three- and nine-month periods ended June 27, 2020, respectively.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate as of the commencement date in determining the present value of lease payments.

Supplemental cash flow and non-cash information related to leases is as follows:

Nine Months Ended
(In thousands)	June 27, 2020
Cash paid for operating leases included in operating cash flows	$959
Right-of-use assets obtained in exchange for new lease obligations	755

Supplemental balance sheet information related to leases is as follows:

(In thousands)	June 27, 2020
Right-of-use assets:
Other assets	$1,838

Lease liabilities:
Accrued expenses	942
Other liabilities	883
Total operating lease liabilities	$1,825

As of June 27, 2020, our operating leases had a weighted average remaining lease term of 2.3 years and a weighted average discount rate of 5.0%. Aggregate future operating lease payments as of June 27, 2020 are as follows:

(In thousands)
2020	$990
2021	633
2022	207
2023	74
2024	4
Thereafter	-
Total future operating lease payments	1,908
Less: imputed interest	(83)
Present value of lease liabilities	$1,825

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

In August 2017, operations at our manufacturing facility located in Dayton, Texas were adversely affected by hurricane Harvey. During the nine-month period ended June 29, 2019, we reached a final settlement on the property damage and business interruption claim with our insurance carrier and received $150,000 of proceeds related to this claim of which $98,000 was recorded in other income on the consolidated statements of operations and comprehensive income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “continue,” “outlook,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to numerous risks and uncertainties, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our filings with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (our “2019 Annual Report”). You should carefully review these risks and uncertainties.

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

On March 16, 2020, we, through our wholly-owned subsidiary, Insteel Wire Products (“IWP”), purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”) for an adjusted purchase price of $19.4 million, which reflects certain post-closing adjustments (the “STM Acquisition”). STM was a leading manufacturer of PC strand for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina and assumed certain of its accounts payable and accrued liabilities.

Impact of COVID-19

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will continue to be significant during the remainder of 2020. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security and our facilities have been allowed to remain open. Accordingly, COVID-19 has had limited impact on our operations to date. We have implemented new procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. The costs associated with these safety procedures were not material. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are concerned about the potential impact of future funding constraints on infrastructure projects and the uncertain economic environment on activity in the private non-residential construction market. We are continuing to monitor the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	June 27,		June 29,	June 27,		June 29,
	2020	Change	2019	2020	Change	2019

Net sales	$121,959	(3.4%)	$126,252	$334,387	(2.3% )	$342,310
Gross profit	14,805	79.8%	8,236	36,325	38.5%	26,233
Percentage of net sales	12.1%		6.5%	10.9%		7.7%
Selling, general and administrative expense	$6,694	21.4%	$5,516	$22,040	18.5%	$18,606
Percentage of net sales	5.5%		4.4%	6.6%		5.4%
Restructuring charges	$808	100.0%	$-	$957	100.0%	$-
Acquisition costs	8	100.0%	-	195	100.0%	-
Other income, net	(1,240)	N/M	(23)	(1,283)	(29.6%)	(1,823)
Interest expense	26	(58.1%)	62	78	(43.1%)	137
Interest income	(22)	144.4%	(9)	(452)	156.8%	(176)
Effective income tax rate	21.9%		18.6%	21.7%		22.4%
Net earnings	$6,664	204.3%	$2,190	$11,583	57.3%	$7,365

"N/M" = not meaningful

Third Quarter of Fiscal 2020 Compared to Third Quarter of Fiscal 2019

Net Sales

Net sales for the third quarter of 2020 decreased 3.4% to $122.0 from $126.3 million in the prior year quarter, reflecting an 11.7% decrease in average selling prices partially offset by a 9.5% increase in shipments. The decrease in average selling prices was driven by competitive pricing pressures resulting from an increase in low-priced import competition. The increase in shipments was primarily due to improved market conditions, the STM Acquisition and strengthening demand for our products relative to the prior year, which was unfavorably impacted by unusually wet weather across many of our markets. Shipments for the current year quarter were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the third quarter of 2020 increased 79.8% to $14.8 million, or 12.1% of net sales, from $8.2 million, or 6.5% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($5.4 million) and the increase in shipments ($814,000). The increase in spreads was driven by lower raw material costs ($22.7 million) partially offset by lower average selling prices ($17.3 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2020 increased 21.4% to $6.7 million, or 5.5% of net sales, from $5.5 million, or 4.4% of net sales in the prior year quarter primarily due to higher compensation ($1.1 million) and legal expense ($666,000) partially offset by the relative year-over-year changes in the cash surrender value of life insurance policies ($589,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year. The increase in legal expense was primarily related to costs associated with trade matters. The cash surrender value of life insurance policies increased $731,000 in the current year quarter compared with $142,000 in the prior year quarter due to the changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $808,000 were incurred in the third quarter of 2020 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition. Restructuring charges included facility closure costs ($373,000), asset impairments ($343,000), employee separation ($76,000) and equipment relocation costs ($16,000).

Other Income

Other income was $1.2 million for the third quarter of 2020 and primarily related to a gain from the disposition of assets held for sale.

Income Taxes

Our effective tax rate for the third quarter of 2020 increased to 21.9% from 18.6% for the prior year quarter primarily due to changes in book versus tax differences during the prior year period.

Net Earnings

Net earnings for the third quarter of 2020 increased to $6.7 million ($0.34 per diluted share) from $2.2 million ($0.11 per share) in the prior year quarter primarily due to the increase in gross profit and other income partially offset by the increase in SG&A expense.

First Nine Months of Fiscal 2020 Compared to First Nine Months of Fiscal 2019

 Net Sales

Net sales for the first nine months of 2019 decreased 2.3% to $334.4 million from $342.3 million in the same year-ago period, reflecting a 14.0% decrease in average selling prices partially offset by a 13.5% increase in shipments. The decrease in average selling prices was driven by competitive pricing pressures resulting from an increase in low-priced import competition. The increase in shipments was primarily due to improved market conditions, the STM Acquisition and strengthening demand for our products relative to the prior year, which was unfavorably impacted by unusually wet weather across many of our markets. Shipments for the first nine months of the current year were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the first nine months of 2020 increased 38.5% to $36.3 million, or 10.9% of net sales, from $26.2 million, or 7.7% of net sales, in the same year-ago period due to higher spreads between average selling prices and raw material costs ($6.2 million) and increase in shipments ($3.7 million) partly offset by higher manufacturing costs ($562,000). The increase in spreads was driven by lower raw material costs ($61.6 million) and freight expense ($461,000) partially offset by lower average selling prices ($55.9 million).

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2020 increased 18.5% to $22.0 million, or 6.6% of net sales, from $18.6 million, or 5.4% of net sales, in the same year-ago period primarily due to higher compensation ($1.5 million) and legal expense ($835,000) along with the relative year-over-year changes in the cash surrender value of life insurance policies ($379,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year. The increase in legal expense was primarily related to costs associated with trade matters. The cash surrender value of life insurance policies decreased $175,000 in the current year period compared with $204,000 in the prior year period due to the changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $957,000 were incurred during the first nine months of 2020 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition. Restructuring charges included facility closure costs ($393,000), asset impairments ($343,000), employee separation ($205,000) and equipment relocation costs ($16,000).

 Other Income

Other income was $1.3 million for the first nine months of 2020 compared with $1.8 million in the same year ago period. Other income for the current year was primarily related to a gain from the disposition of assets held for sale. Other income for the prior year period was primarily related to gains from property insurance proceeds ($1.2 million) and the disposition of property, plant and equipment ($568,000).

Income Taxes

Our effective tax rate for the first nine months of 2020 decreased to 21.7% from 22.4% for the same year ago period primarily due to a $224,000 discrete tax benefit that was recorded in connection with the net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act, which was enacted in March 2020.

Net Earnings

Net earnings for the first nine months of 2020 increased to $11.6 million ($0.60 per share) from $7.4 million ($0.38 per share) in the same year-ago period primarily due to the increase in gross profit partially offset by the increase in SG&A expense and decrease in other income.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Net cash provided by (used for) operating activities	$44,628	$(25,939)
Net cash used for investing activities	(19,627)	(8,409)
Net cash used for financing activities	(1,811)	(2,144)

Net working capital	137,056	132,020
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$257,066	$248,324
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$257,066	$248,324

Operating Activities

Operating activities provided $44.6 million of cash during the first nine months of 2020 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $19.1 million of cash due to a $26.3 million increase in accounts payable and accrued expenses partially offset by a $6.9 million increase in accounts receivable and a $0.3 million increase in inventories. The increase in accounts payable and accrued expenses was largely related to higher raw material purchases driven by the higher shipments during the period. The increase in accounts receivable was largely driven by the increase in shipments during the third quarter of 2020 partially offset by lower average selling prices. The increase in inventories was due to the higher raw material purchases during the current quarter mostly offset by lower unit costs.

Operating activities used $25.9 million of cash during the first nine months of 2019 primarily from a net increase in the working capital partially offset by net earnings adjusted for non-cash items. Working capital used $43.4 million of cash due to a $33.6 million decrease in accounts payable and accrued expenses and a $10.5 million increase in inventories partially offset by a $0.7 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely due to payments related to higher raw material purchases that were made near the end of the prior year, and, to a lesser extent, the payment of accrued incentive compensation for the prior year. The increase in inventories was primarily driven by the reduction in shipments and higher unit costs during the period. The decrease in accounts receivable was primarily due to improved collections and lower days sales outstanding.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $19.6 million of cash during the first nine months of 2020 compared to $8.4 million during the prior year period primarily due to the STM Acquisition ($18.4 million) and lower capital expenditures ($6.0 million) partially offset by the receipt of proceeds from the sale of assets held for sale ($1.9 million). Proceeds of $1.2 million were received in the prior year period related to an insurance claim. Capital expenditures decreased to $3.4 million from $9.4 million in the prior year period and are expected to total up to $12.0 million for fiscal 2020 primarily focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $1.8 million of cash during the first nine months of 2020 compared to $2.1 million during the prior year period. Cash dividends used $1.7 million of cash in both the current and prior year periods.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an incremental feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 27, 2020, no borrowings were outstanding on the Credit Facility, $94.4 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 10 to the consolidated financial statements).

COVID-19 has not had a material impact on our operations to date, and our cash and cash equivalents increased $21.0 million in the third quarter to $61.4 million as of June 27, 2020. We believe that, in the absence of significant unanticipated funding requirements, cash and cash equivalents, net cash generated by operating activities and the borrowing availability provided under the Credit Facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any. We expect to have access to the amounts available under the Credit Facility as required. However, should we experience future reductions in our operating cash flows due to weakening conditions in our construction end-markets and reduced demand from our customers, we may need to curtail capital and operating expenditures, cease dividend payments, delay or restrict share repurchases and/or realign our working capital requirements.

Should we determine, at any time, that we require additional short-term liquidity, we would evaluate the alternative sources of financing that would be potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet and borrowing capacity available to us under our Credit Facility position us to meet our anticipated liquidity requirements for the foreseeable future, including the next 12 months.

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first nine months of fiscal 2020, selling prices for our products declined in response to low-priced import competition, which negatively impacted our financial results. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

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

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our 2019 Annual Report for further information regarding our critical accounting policies and estimates. As of June 27, 2020, there were no changes in our critical accounting policies or the application of those policies from those reported in our 2019 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Our visibility is limited due to the uncertainty surrounding the ultimate impact of COVID-19 on our operations and markets. As a result, the prospect, if any, of future funding constraints for public infrastructure projects and economic weakness slowing the non-residential construction markets cannot be measured at this time. In addition, we expect business conditions to remain challenging in our markets that are susceptible to import competition.

In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth. In addition, we will continue to pursue acquisitions opportunistically in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2020, a 10% increase in the price of wire rod would have resulted in a $20.2 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of June 27, 2020, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 27, 2020.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2020. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 27, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2019 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2019 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of June 27, 2020, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three- and nine-month periods ended June 27, 2020 and June 29, 2019.

Item 6. Exhibits

10.1*	Offer Letter to Mark A. Carano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020).
10.2*	Change in Control Severance Agreement between Insteel Industries Inc. and Mark A. Carano, dated May 27, 2020.
10.3*	Insteel Industries Inc. Retirement Security Agreement between Insteel Industries Inc. and Mark A. Carano, dated May 27, 2020.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended June 27, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended June 27, 2020 and June 29, 2019, (ii) the Consolidated Balance Sheets as of June 27, 2020 and September 28, 2019, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 27, 2020 and June 29, 2019, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 27, 2020 and June 29, 2019, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: July 16, 2020	By:	/s/ Mark A. Carano
Mark A. Carano
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)