Form 10-K
period 2020-10-03
INSTEEL INDUSTRIES INC
filed 2020-10-29
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2020

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
(Nasdaq Global Select Market)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

As of March 28, 2020 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $216,551,141 based upon the closing sale price as reported on the Nasdaq Global Select Market. As of October 28, 2020, there were 19,305,612 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2021 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could” “outlook,” “continues,” “remains” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties and involve certain assumptions. Actual results may differ materially from those expressed in forward-looking statements, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in the “Risk Factors” section of this report and are updated from time to time in our filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

It is not possible to anticipate and list all risks and uncertainties that may affect our business, future operations or financial performance; however, they include, but are not limited to, the following:

●

the impact of COVID-19 on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties;

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy, including the Section 232 tariff on imported steel, affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the risks and uncertainties discussed herein under the caption “Risk Factors.”

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. For fiscal 2020, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

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

On March 16, 2020, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”) for an adjusted purchase price of $19.4 million, which reflects certain post-closing adjustments (the “STM Acquisition”). STM was a leading manufacturer of PC strand for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina and assumed certain of its accounts payable and accrued liabilities. Subsequent to the acquisition, we elected to consolidate our PC strand operations with the closure of the Summerville facility.

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

See Note 15 for the disaggregation of our net sales by product line and geography.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2020, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any customers that represented 10% or more of our net sales in fiscal years 2020, 2019 and 2018. The loss of a single customer or a few customers would not have a material adverse impact on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2020 will be shipped during the first quarter of fiscal 2021.

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

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. U.S. government trade policies and trade actions by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2020 and 2019 represented approximately 7% and 8%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades, and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

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

Competition

We are the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Our markets are highly competitive based on price, quality and service. Some of our competitors, such as Nucor Corporation, Liberty Steel USA (“Liberty”) and Oklahoma Steel and Wire, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Our primary competitors for WWR products are Engineered Wire Products, Inc. (a subsidiary of Liberty), Wire Mesh Corporation, Concrete Reinforcements, Inc., National Wire Products, Davis Wire Corporation and Oklahoma Steel & Wire Co., Inc. Our primary competitors for PC strand are Sumiden Wire Products Corporation and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand and SWWR markets that are not subject to “Buy America” requirements.

In response to illegally traded import competition from offshore PC strand suppliers, we have pursued trade cases when necessary as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. In 2003, we joined together with a coalition of domestic PC strand producers and filed petitions with the U.S. Department of Commerce (the “DOC”) alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than fair value and had injured the domestic PC strand industry. The DOC ruled in our favor and imposed anti-dumping duties ranging from 12% up to 119%, which had the effect of limiting the participation of these countries in the domestic market. In 2010, we joined together with a coalition of domestic PC strand producers and filed petitions with the DOC alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had injured the domestic PC strand industry. The DOC ruled in our favor and imposed final countervailing duty margins ranging from 9% to 46% and anti-dumping margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market. On April 16, 2020, we joined two other domestic PC strand producers and filed anti-dumping petitions against Argentina, Columbia, Egypt, Indonesia, Italy, Malaysia, Netherlands, Saudi Arabia, South Africa, Spain, Taiwan, Tunisia, Turkey, Ukraine and the United Arab Emirates alleging dumping margins ranging from 24% to 194%. These cases are scheduled to conclude during our third fiscal quarter of 2021. Additionally, on June 30, 2020, we and four other domestic producers of SWWR filed an anti-dumping and countervailing duty petitions against Mexico alleging dumping margins from 56% to 161%. These cases are expected to conclude during our fourth fiscal quarter of 2021. We cannot predict the outcome of either the PC strand or SWWR cases at this time.

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

Employees

As of October 3, 2020, we had 881 employees, none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

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

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2021.

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

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business due to any resulting economic recession. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.

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

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. Also, U.S. government trade policies or trade actions by domestic wire rod producers against other countries can significantly impact the availability and cost of imported wire rod. The imposition of tariffs, quotas or anti-dumping or countervailing duty margins by the U.S. government against exporting countries can have the effect of reducing or eliminating their competitiveness and participation in the domestic market. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs. Because tight market conditions typically affect the entire industry, during past periods of short raw material supply, margins and profitability have been favorably impacted due to curtailed availability of PC strand and WWR that supported higher average selling prices. There is no assurance that future short supply conditions in raw material markets would result in similar outcomes, however.

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

Increasing unfair import competition and the perpetuation of the Section 232 tariff on imported steel, if not addressed, could continue to negatively impact our financial results and cash flows.

The imposition of the Section 232 tariff on imported steel, which became effective in March 2018, has resulted in a surge in low-priced imports into PC strand and SWWR markets. The tariff, which applies to imports of our primary raw material but excludes our finished products, has provided offshore competitors with the incentive to circumvent the tariff by exporting downstream steel products not covered by the tariff.  Imports of PC strand and SWWR have been sold at unfairly low prices that prevent us from recovering higher raw material costs resulting from the tariff.  These underpricing tactics have enabled imports to expand their market share, thereby displacing U.S. production.  We and other domestic producers have filed trade actions in an attempt to remedy injury caused by unfair imports.   If the Administration does not remedy the unfair import pricing practices through the trade cases, and continues the tariff program without extending it to include our finished products, the resulting adverse impact on our market share, financial results and cash flow that we experienced during 2019 and 2020 will persist.

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

Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. The Patient Protection and Affordable Care Act (“ACA”) will have a significant impact on employers, health care providers, insurers and others associated with the health care industry and increase our employee health care costs. This legislation requires certain large employers like us to offer health care benefits to full-time employees or face potential annual penalties. To avoid these penalties, employers must offer health benefits providing a minimum level of coverage and limit the amount that employees are charged for the coverage. We cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2020, our common stock traded as high as $26.61 and as low as $10.00. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. As of October 3, 2020, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri. Additionally, we are currently pursuing the sale of an idle facility located in Summerville, South Carolina.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
H. O. Woltz III	64	President, Chief Executive Officer and Chairman of the Board
Mark A. Carano	51	Senior Vice President, Chief Financial Officer and Treasurer
James F. Petelle	70	Vice President Administration, Secretary and Chief Legal Officer
Richard T. Wagner	61	Senior Vice President and Chief Opertating Officer

H. O. Woltz III, 64, Chief Executive Officer since 1991, as President since 1989 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz has served as Chairman of the Board since 2009.

Mark A. Carano, 51, has served as Senior Vice President, Chief Financial Officer and Treasurer since October 2020 and as Vice President, Chief Financial Officer and Treasurer from May 2020 to October 2020. Before joining us, Mr. Carano had been employed by Big River Steel, a privately-held manufacturer of steel products, having served as Chief Financial Officer since April 2019. Prior to Big River Steel, he served in various senior management finance roles with Babcock & Wilcox Enterprises from June 2013 to October 2018. Mr. Carano also has 14 years of combined investment banking experience with Bank of America, Merrill Lynch, Deutsche Bank and First Union Securities.

James F. Petelle, 70, has served as Vice President Administration, Secretary and Chief Legal Officer since October 2020. He joined us in October 2006 and was elected Vice President and Assistant Secretary in November 2006 and Vice President, Administration and Secretary in January 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 61, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. He was appointed Vice President of the parent company, Insteel Industries, Inc. in February 2007 and Senior Vice President and Chief Operating Officer in October 2020. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Select Market under the symbol “IIIN” and has been trading on Nasdaq since September 28, 2004. As of October 28, 2020, there were 519 shareholders of record.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended October 3, 2020. The graph and table assume that $100 was invested on October 3, 2015 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	October 3, 2015	October 1, 2016	September 30, 2017	September 29, 2018	September 28, 2019	October 3, 2020
Insteel Industries, Inc.	$100.00	$236.69	$176.87	$252.71	$146.69	$134.32
Russell 2000	100.00	115.47	139.42	160.66	146.38	146.95
S&P Building Products	100.00	129.71	136.28	123.73	145.89	168.98

Issuer Purchases of Equity Securities

Information regarding our share repurchase authorization is discussed in Note 19 to our consolidated financial statements and incorporated herein by reference.

Item 6. Selected Financial Data.

Financial Highlights

(In thousands, except per share amounts)

	Year Ended
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	October 3,	September 28,	September 29,	September 30,	October 1,
	2020	2019	2018	2017	2016
Net sales	$472,618	$455,713	$453,217	$388,871	$418,547
Net earnings	19,009	5,598	36,266	22,548	37,245
Net earnings per share (basic)	0.99	0.29	1.90	1.19	1.99
Net earnings per share (diluted)	0.98	0.29	1.88	1.17	1.95
Cash dividends declared	0.12	0.12	1.12	1.37	1.12
Total assets	337,902	293,009	329,534	283,073	292,892
Total debt	-	-	-	-	-
Shareholders’ equity	264,803	246,017	241,665	223,376	224,566

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

On March 16, 2020, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets of STM for an adjusted purchase price of $19.4 million, which reflects certain post-closing adjustments. STM was a leading manufacturer of PC strand for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina and assumed certain of its accounts payable and accrued liabilities. Subsequent to the acquisition, we elected to consolidate our PC strand operations with the closure of the Summerville facility.

Impact of COVID-19

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will continue during fiscal 2021. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security and our facilities have been allowed to remain open. Accordingly, COVID-19 has had limited impact on our operations to date. We have implemented new procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. The costs associated with these safety procedures were not material. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.  We are continuing to monitor the progression of the pandemic, measures taken by governmental authorities to address it, and the potential effect on our financial position, results of operations, and cash flows.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our discussion and analysis of our financial condition and results of operations are based on these consolidated financial statements. The preparation of our consolidated financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 2, "Summary of Significant Accounting Policies", and elsewhere in the accompanying consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Estimates are also used in establishing opening balances in relation to purchase accounting. Actual results could differ from these estimates.

We believe the following critical accounting policy is impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

We monitor our operating results throughout the year to determine if events or changes in circumstances warrant any interim impairment testing. Otherwise, goodwill will be subject to the required annual impairment test during our fourth quarter. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including the expected future operating cash flows and discount rate, could reduce our estimated fair value in the future and result in an impairment of goodwill. There was no goodwill impairment loss recognized in fiscal 2020.

Recent Accounting Pronouncements.

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements and incorporated herein by reference.

Results of Operations

The table below presents a summary of our results of operations for fiscal 2020 and fiscal 2019. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on October 25, 2019, for Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended September 29, 2018.

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	October 3,		September 28,
	2020	Change	2019
Net sales	$472,618	3.7%	$455,713
Gross profit	55,787	85.6%	30,061
Percentage of net sales	11.8%		6.6%
Selling, general and administrative expense	$31,348	27.9%	$24,504
Percentage of net sales	6.6%		5.4%
Restructuring charges, net	$1,695	100.0%	$–
Acquisition costs	195	100.0%	–
Other income, net	(1,254)	(29.3%)	(1,773)
Interest expense	106	(36.9%)	168
Interest income	(473)	61.4%	(293)
Effective income tax rate	21.4%		24.9%
Net earnings	$19,009	239.6%	$5,598

2020 Compared with 2019

Net Sales

Net sales increased 3.7% to $472.6 million in 2020 from $455.7 million in 2019, reflecting a 17.3% increase in shipments offset by an 11.5% decrease in average selling prices. The increase in shipments was primarily due to improved market conditions, the additional business provided by the STM Acquisition, the extra week in 2020 based on our fiscal calendar and strengthening demand for our products relative to the prior year, which was unfavorably impacted by unusually wet weather across many of our markets. The decrease in average selling prices was driven primarily by competitive pricing pressures resulting from an increase in low-priced import competition. Shipments for the current year were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit increased 85.6% to $55.8 million, or 11.8% of net sales, in 2020 from $30.1 million, or 6.6% of net sales, in 2019. The year over year increase was primarily due to higher spreads between average selling prices and raw material costs ($20.3 million) and the increase in shipments ($5.4 million). The increase in spreads was driven by lower raw material costs ($83.6 million) and freight expense ($691,000) partially offset by lower average selling prices ($64.0 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 27.9% to $31.3 million, or 6.6% of net sales, in 2020 from $24.5 million, or 5.4% of net sales, in 2019 primarily due to higher compensation ($3.2 million), earnout ($1.4 million), legal ($1.4 million) and employee benefit ($196,000) expense. The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year. The increase in earnout expense was due to a revaluation of a contingent earnout liability. The increase in legal expense was primarily related to costs associated with trade matters.

Restructuring Charges, Net

Net restructuring charges of $1.7 million were incurred in 2020 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition. Restructuring charges included facility closure costs ($806,000), equipment relocation costs ($482,000), impairment charges related to the decommissioning of equipment ($343,000) and employee separation costs ($182,000). These charges were partially offset by a $119,000 gain from the sale of equipment associated with the Summerville facility.

Acquisition Costs

Acquisition costs of $195,000 were incurred in 2020 for legal, accounting and other professional fees related to the STM Acquisition.

Other Income, Net

Other income was $1.3 million for 2020 compared with $1.8 million in 2019. Other income for the current year was primarily related to a gain from the disposition of assets held for sale. Other income in the prior year was primarily related to gains from property insurance ($1.2 million) and the disposition of property, plant and equipment ($497,000).

Income Taxes

Our effective income tax rate for 2020 decreased to 21.4% from 24.9% in 2019 due to lower state tax expense resulting from the utilization of net operating losses and a tax benefit that was recorded in connection with the net operating loss carryback provisions of the Coronvirus Aid, Relief and Economic Security Act, which was enacted in March 2020.

Net Earnings

Net earnings increased to $19.0 million ($0.98 per diluted share) in 2020 from $5.6 million ($0.29 per share) in 2019 primarily due to the increase in gross profit partially offset by higher SG&A expense and restructuring charges associated with the consolidation of our PC strand operations.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Year Ended
	October 3,	September 28,
	2020	2019
Net cash provided by operating activities	$56,224	$6,608
Net cash used for investing activities	(23,174)	(9,556)
Net cash used for financing activities	(2,543)	(2,812)

Cash and cash equivalents	68,688	38,181
Net working capital	143,360	132,171
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$264,803	$246,017
Percentage of total capital	100%	100%
Total capital (total debt + shareholders' equity)	$264,803	$246,017

Operating Activities

Operating activities provided $56.2 million of cash in 2020 primarily from net earnings adjusted for non-cash items together with an increase in working capital. Working capital provided $19.4 million of cash due to a $20.2 million increase in accounts payable and accrued expenses and a $5.1 million decrease in inventories partially offset by a $5.8 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily related to higher raw material purchases near the end of the year together with increases in accrued salaries, wages and related expenses, earnout liability and income taxes. The decrease in inventories was primarily driven by lower unit costs partially offset by higher raw material purchases. The increase in accounts receivable was primarily related to higher shipments partially offset by lower average selling prices.

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

Investing Activities

Investing activities used $23.2 million of cash in 2020 primarily due to the STM Acquisition ($18.4 million) and capital expenditures ($7.1 million) partially offset by the receipt of proceeds from the sale of assets held for sale ($2.2 million). Investing activities used $9.6 million in 2019 primarily due to $10.5 million of capital expenditures offset by $1.2 million of insurance proceeds related to an insurance claim at our Dayton, Texas facility. Capital expenditures for both years focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $2.5 million of cash in 2020 and $2.8 million of cash in 2019. In 2020, $2.3 million of cash was used for dividend payments. In 2019, $2.3 million of cash was used for dividend payments and $263,000 for financing costs associated with the amendment of our revolving credit facility.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 3, 2020, no borrowings were outstanding on the Credit Facility, $90.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 8 to the consolidated financial statements). As of September 28, 2019, there were no borrowings outstanding on the Credit Facility.

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

In 2020, selling prices for our products declined in response to low-priced import competition, which negatively impacted our financial results. During 2019, the year-over-year escalation in our raw material costs exceeded the increase in our selling prices due to competitive pricing pressures. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products is uncertain at this time.

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

Contractual Obligations

Our contractual obligations and commitments at October 3, 2020 are as follows:

Payments Due by Period
(In thousands)

		Less Than			More Than
Contractual obligations:	Total	1 Year	1 - 3 Years	3 – 5 Years	5 Years
Raw material purchase commitments(1)	$32,762	$32,762	$-	$-	$-
Supplemental employee retirement plan obligations	19,191	255	1,139	1,422	16,375
Trade letters of credit	1,506	1,506	-	-	-
Commitment fee on unused portion of credit facility	826	225	450	151	-
Other unconditional purchase obligations(2)	9,736	9,736	-	-	-
Total	$64,021	$44,484	$1,589	$1,573	$16,375

(1) Non-cancelable purchase commitments for raw materials.
(2) Contractual commitments for capital expenditures.

Outlook

Looking ahead to 2021, the impact of COVID-19 on the strength and direction of the U.S. economic recovery remains a primary risk to our business. As a result, we expect our financial results will remain vulnerable to uncertain market conditions for our products. While recent third-party forecasts for non-residential construction spending indicate a bottoming or modest improvement from trends earlier in the year, the sustainability of those trends into 2021 remains unclear. The impact on public infrastructure spending has varied by state and region, and the prospect of future funding support or constraints cannot be accurately predicted at this time.

In response to this lingering uncertainty, we will continue to focus on those factors within our control: closely managing and controlling our expenses, aligning our production schedules with demand in a proactive manner to minimize cash operating costs; pursuing further improvements in the productivity and effectiveness of our manufacturing activities; and managing the risk to our employees and operations.

Despite the economic uncertainties, we remain optimistic about our key initiatives to drive growth in the business. Our success in the ESM market in fiscal 2020 should position us for continued growth in 2021. Additionally, the trade cases filed in 2020 alleging illegal activity by importers in certain of our markets, which are expected to be resolved in fiscal 2021, have progressed favorably and we believe the facts supporting the cases are strong. Finally, we will continue to pursue acquisitions opportunistically in our existing businesses, much like our acquisition of STM in March 2020, that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2020 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $28.3 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of October 3, 2020, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 3, 2020. During 2020, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

(a)   Financial Statements

(b) Supplementary Data

Selected quarterly financial data for 2020 and 2019 is as follows:

Financial Information by Quarter (Unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	December 28	March 28	June 27	October 3
2020
Operating results:
Net sales	$97,569	$114,859	$121,959	$138,231
Gross profit	6,237	15,283	14,805	19,462
Net earnings	555	4,364	6,664	7,426
Net earnings per share:
Basic	0.03	0.23	0.35	0.38
Diluted	0.03	0.23	0.34	0.38

	Quarter Ended
	December 29	March 30	June 29	September 28
2019
Operating results:
Net sales	$104,110	$111,948	$126,252	$113,403
Gross profit	10,976	7,021	8,236	3,828
Net earnings (loss)	4,126	1,049	2,190	(1,767)
Net earnings (loss) per share:
Basic	0.21	0.05	0.11	(0.09)
Diluted	0.21	0.05	0.11	(0.09)

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	October 3,	September 28,	September 29,
	2020	2019	2018
Net sales	$472,618	$455,713	$453,217
Cost of sales	416,831	425,652	382,410
Gross profit	55,787	30,061	70,807
Selling, general and administrative expense	31,348	24,504	28,304
Restructuring charges, net	1,695	-	-
Acquisition costs	195	-	-
Other expense (income), net	(1,254)	(1,773)	274
Interest expense	106	168	114
Interest income	(473)	(293)	(515)
Earnings before income taxes	24,170	7,455	42,630
Income taxes	5,161	1,857	6,364
Net earnings	$19,009	$5,598	$36,266

Net earnings per share:
Basic	$0.99	$0.29	$1.90
Diluted	0.98	0.29	1.88

Cash dividends declared	0.12	0.12	1.12

Weighted average shares outstanding:
Basic	19,278	19,243	19,079
Diluted	19,383	19,340	19,277

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	October 3,	September 28,	September 29,
	2020	2019	2018

Net earnings	$19,009	$5,598	$36,266

Adjustment to defined benefit plan liability, net of income taxes of ($93), $239 and ($44), respectively	292	(754)	139
Other comprehensive (loss) income	292	(754)	139

Comprehensive income	$19,301	$4,844	$36,405

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	October 3,	September 28,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$68,688	$38,181
Accounts receivable, net	53,817	44,182
Inventories	68,963	70,851
Other current assets	5,570	7,370
Total current assets	197,038	160,584
Property, plant and equipment, net	101,392	104,960
Intangibles, net	8,567	8,610
Goodwill	9,745	8,293
Other assets	21,160	10,562
Total assets	$337,902	$293,009

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$38,961	$21,595
Accrued expenses	14,717	6,818
Total current liabilities	53,678	28,413
Other liabilities	19,421	18,579
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2020, 19,304; 2019, 19,261	19,304	19,261
Additional paid-in capital	76,387	74,632
Retained earnings	171,068	154,372
Accumulated other comprehensive loss	(1,956)	(2,248)
Total shareholders’ equity	264,803	246,017
Total liabilities and shareholders’ equity	$337,902	$293,009

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at September 30, 2017	19,041	$19,041	$69,817	$135,851	$(1,333)	$223,376
Net earnings				36,266		36,266
Other comprehensive income(1)					139	139
Stock options exercised	143	143	1,938			2,081
Vesting of restricted stock units	39	39	(39)			-
Compensation expense associated with stock-based plans			2,078			2,078
Restricted stock units and stock options surrendered for withholding taxes payable			(942)			(942)
Reclassification of stranded tax effects				300	(300)	-
Cash dividends declared				(21,333)		(21,333)
Balance at September 29, 2018	19,223	19,223	72,852	151,084	(1,494)	241,665
Net earnings				5,598		5,598
Other comprehensive loss(1)					(754)	(754)
Vesting of restricted stock units	38	38	(38)			-
Compensation expense associated with stock-based plans			2,057			2,057
Restricted stock units and stock options surrendered for withholding taxes payable			(239)			(239)
Cash dividends declared				(2,310)		(2,310)
Balance at September 28, 2019	19,261	19,261	74,632	154,372	(2,248)	246,017
Net earnings				19,009		19,009
Other comprehensive income(1)					292	292
Vesting of restricted stock units	43	43	(43)			-
Compensation expense associated with stock-based plans			2,028			2,028
Restricted stock units and stock options surrendered for withholding taxes payable			(230)			(230)
Cash dividends declared				(2,313)		(2,313)
Balance at October 3, 2020	19,304	$19,304	$76,387	$171,068	$(1,956)	$264,803

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2018 ($44), 2019 $239 and 2020 ($93).

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 3,	September 28,	September 29,
	2020	2019	2018
Cash Flows From Operating Activities:
Net earnings	$19,009	$5,598	$36,266
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,255	13,553	12,818
Amortization of capitalized financing costs	66	65	65
Stock-based compensation expense	2,028	2,057	2,078
Deferred income taxes	(424)	1,798	(2,807)
Asset impairment charges	343	-	-
Loss (gain) on sale and disposition of property, plant and equipment	(1,114)	(1,688)	381
Increase in cash surrender value of life insurance policies over premiums paid	(243)	(187)	(553)
Gain from life insurance proceeds	(200)	-	-
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(5,806)	7,302	(11,200)
Inventories	5,060	23,306	(12,304)
Accounts payable and accrued expenses	20,159	(42,592)	28,234
Other changes	3,091	(2,604)	991
Total adjustments	37,215	1,010	17,703
Net cash provided by operating activities	56,224	6,608	53,969

Cash Flows From Investing Activities:
Acquisition of business	(18,356)	-	(3,300)
Capital expenditures	(7,114)	(10,512)	(18,449)
Proceeds from property insurance	-	1,192	-
Proceeds from sale of property, plant and equipment	40	19	-
Proceeds from surrender of life insurance policies	260	67	165
Increase in cash surrender value of life insurance policies	(390)	(322)	(355)
Proceeds from sale of assets held for sale	2,186	-	-
Proceeds from life insurance claims	200	-	-
Net cash used for investing activities	(23,174)	(9,556)	(21,939)

Cash Flows From Financing Activities:
Proceeds from long-term debt	322	44,333	372
Principal payments on long-term debt	(322)	(44,333)	(372)
Cash dividends paid	(2,313)	(2,310)	(21,333)
Cash received from exercise of stock options	-	-	2,081
Payment of employee tax withholdings related to net share transactions	(230)	(239)	(942)
Financing costs	-	(263)	-
Net cash used for financing activities	(2,543)	(2,812)	(20,194)

Net increase (decrease) in cash and cash equivalents	30,507	(5,760)	11,836
Cash and cash equivalents at beginning of period	38,181	43,941	32,105
Cash and cash equivalents at end of period	$68,688	$38,181	$43,941

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$49	$-
Income taxes, net	1,919	1,743	7,777
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	769	377	967
Restricted stock units and stock options surrendered for withholding taxes payable	230	239	942
Payable related to holdback for business acquired	1,000	-	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 3, 2020, SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

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

On March 16, 2020, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”) (see Note 5 to the consolidated financial statements).

We have evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions during this period that required additional recognition or disclosure in our consolidated financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal year 2020 was a 53-week period, and fiscal years 2019 and 2018 were 52-week periods. All references to years relate to fiscal years rather than calendar years.

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

Employee benefit plan. We account for our supplemental retirement benefit agreements (each, a “SRBA”) in accordance with ASC Topic 715, Compensation - Retirement Benefits. Under the provisions of ASC Topic 715, we recognize net periodic pension cost and value liabilities based on certain actuarial assumptions, principally the assumed discount rate.

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SRBAs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. We currently expect net periodic pension cost for 2021 to be $843,000 for the SRBAs. Cash contributions to the SRBAs during 2021 are expected to be $255,000.

The assumed discount rate is reevaluated annually. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. However, any actuarial gains generated in future periods reduce the negative amortization effect of any cumulative unamortized actuarial losses, while any actuarial losses generated in future periods reduce the favorable amortization effect of any cumulative unamortized actuarial gains.

The projected benefit obligations and net periodic pension cost for the SRBAs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates. A 0.25% decrease in the assumed discount rate for our SRBAs would have increased our projected and accumulated benefit obligations as of October 3, 2020 by approximately $320,000 and $277,000, respectively, and our expected net periodic pension cost for 2021 by approximately $35,000.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 5 - 15 years. Depreciation expense was approximately $13.2 million in 2020, $12.5 million in 2019 and $11.6 million in 2018 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense. No interest costs were capitalized in 2020, 2019 and 2018.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2020. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how, non-competition agreements and trade names, and are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. During 2020, we recorded $0.3 million of impairment charges related to long-lived assets resulting from the consolidation of our PC strand operations with the closure of our Summerville, South Carolina facility (see Note 5 to the consolidated financial statements). There were no impairment losses in 2019 and 2018.

Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.

Income taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. We assess the need to establish a valuation allowance against deferred tax assets to the extent we no longer believe it is more likely than not that the tax assets will be fully realized. We recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available, or applicable laws or regulations may change, thereby resulting in a favorable or unfavorable adjustment to amounts recorded.

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

(3) Recent Accounting Pronouncements

Current Adoptions

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02 “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for leases with terms greater than twelve months. We adopted the new lease standard in the first quarter of 2020 using the modified retrospective method, which allows for the recognition of a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption without adjusting the comparative periods prior to adoption. We elected the package of practical expedients permitted under the new lease standard, which among other things, allowed us to carry forward historical lease classification. We also elected the short-term lease exemption such that the new lease standard was applied to leases greater than one year in duration. We did not elect the hindsight practical expedient to determine the lease term for existing leases. The adoption of the new lease standard had a material effect on our consolidated financial statements as it resulted in a $1.9 million increase in total assets and total liabilities on our consolidated balance sheet as of September 29, 2019. The new lease standard did not have a material impact on our consolidated earnings or cash flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance to changes in the terms and conditions of a share-based payment award. ASU No. 2017-09 became effective for us in the first quarter of 2020. The adoption of this update did not impact our consolidated financial statements.

Future Adoptions

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for us in the first quarter of 2021. The adoption of this update will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU No. 2017-04 will become effective for us in the first quarter of 2021 and early adoption is permitted. The adoption of this update will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)." ASU No. 2019-12 removes certain exceptions to the general principles in ASC740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 will become effective for us in the first quarter of 2021. The adoption of this update will not have a material impact on our consolidated financial statements.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of October 3, 2020.

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

See Note 15 for the disaggregation of our net sales by product line and geography.

(5) Business Combination

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

Following the STM Acquisition, net sales of the STM facility in 2020 were approximately $3.0 million. The actual net sales specifically attributable to the STM Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former STM facility and our existing PC strand facilities. As a result, we have determined that the presentation of STM’s earnings for 2020 is impractical due to the integration of STM’s operations following the STM Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the STM Acquisition occurred at the beginning of 2019. The pro forma information reflects certain adjustments related to the STM Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the STM Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the STM Acquisition occurred at the beginning of 2019, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the current and comparative prior year periods are as follows:

	Years Ended
	October 3,	September 28,
(In thousands)	2020	2019
Net sales	$485,121	$487,467
Earnings before income taxes	22,628	6,085
Net earnings	16,950	4,542

Restructuring charges. In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of 2020. Following is a summary of the restructuring activity during 2020:

	Employee	Equipment	Facility		Loss (Gain)
(In thousands)	Separation	Relocation	Closure	Asset	on Sale of
	Costs	Costs	Costs	Impairments	Equipment	Total
2020
Restructuring charges, net	$182	$482	$806	$343	$(118)	$1,695
Cash payments	(182)	(462)	(655)	-	-	(1,299)
Non-cash charges	-	-	-	(343)	118	(225)
Liability as of October 3, 2020	$-	$20	$151	$-	$-	$171

As of October 3, 2020, we recorded a liability of $171,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $700,000 of additional restructuring charges for equipment relocation and facility closure costs.

Acquisition costs. During 2020, we recorded $195,000 of acquisition-related costs associated with the STM Acquisition for accounting, legal and other professional fees.

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

As of October 3, 2020 and September 28, 2019, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of October 3, 2020:
Current assets:
Cash equivalents	$72,234	$72,234	$-
Other assets:
Cash surrender value of life insurance policies	10,584	-	10,584
Total	$82,818	$72,234	$10,584

As of September 28, 2019:
Current assets:
Cash equivalents	$37,826	$37,826	$-
Other assets:
Cash surrender value of life insurance policies	10,211	-	10,211
Total	$48,037	$37,826	$10,211

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

As of October 3, 2020 and September 28, 2019, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from STM at fair value in the current year (see Note 5 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of October 3, 2020:
Customer relationships	17.1	$9,870	$(2,837)	$7,033
Developed technology and know-how	20.0	1,800	(551)	1,249
Non-competition agreements	5.0	1,860	(1,663)	197
Trade name	2.7	250	(162)	88
		$13,780	$(5,213)	$8,567

As of September 28, 2019:
Customer relationships	16.9	$9,070	$(2,207)	$6,863
Developed technology and know-how	20.0	1,800	(461)	1,339
Non-competition agreements	5.0	1,800	(1,466)	334
Trade name	4.0	140	(66)	74
		$12,810	$(4,200)	$8,610

Amortization expense for intangibles was $1.0 million in 2020, $1.1 million in 2019 and $1.3 million in 2018. Amortization expense for the next five years, assuming no change in the estimated useful lives of identified intangible assets, is $910,000 in 2021, $822,000 in 2022, $757,000 in 2023, $751,000 in 2024 and $744,000 in 2025.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 3, 2020, no borrowings were outstanding on the Credit Facility, $90.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million. As of September 28, 2019, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of October 3, 2020, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of October 3, 2020, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $66,000 in 2020, and $65,000 in 2019 and 2018. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2021	$65
2022	65
2023	65
2024	41

(9) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of October 3, 2020, there were 738,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $810,000 in 2020, $889,000 in 2019 and $906,000 in 2018. As of October 3, 2020, there was $367,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.69 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2020, 2019 and 2018 were $8.05, $7.15 and $12.06 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 3,	September 28,	September 29,
	2020	2019	2018
Expected term (in years)	4.81	4.59	4.79
Risk-free interest rate	2.75%	2.03%	2.71%
Expected volatility	47.18%	42.79%	37.32%
Expected dividend yield	0.59%	0.56%	0.37%

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

The following table summarizes stock option activity:

						Contractual
		Exercise Price				Term -	Aggregate
		Per Share				Weighted	Intrinsic
	Options				Weighted	Average	Value
(Share amounts in thousands)	Outstanding	Range			Average	(in years)	(in thousands)
Outstanding at September 30, 2017	392	$9.16	-	$37.06	$23.40
Granted	77	29.69	-	41.85	34.84
Exercised	(196)	9.16	-	37.06	19.68		$3,866
Forfeited	(9)	23.95	-	37.06	29.88
Outstanding at September 29, 2018	264	10.23	-	41.85	29.25
Granted	129	18.25	-	21.57	19.74
Exercised	(5)	18.05	-	26.75	23.95		21
Outstanding at September 28, 2019	388	10.23	-	41.85	26.16
Granted	121	19.86	-	22.09	21.08
Forfeited	(27)	18.05	-	41.85	25.88
Outstanding at October 3, 2020	482	10.23	-	41.85	24.90	6.50	160

Vested and anticipated to vest in the future at October 3, 2020	477				24.95	6.47	159

Exercisable at October 3, 2020	283				26.99	4.69	133

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

	Year Ended
	October 3,	September 28,	September 29,
(In thousands)	2020	2019	2018
Restricted stock unit grants:
Units	68	61	35
Market value	$1,444	$1,225	$1,175
Compensation expense	1,218	1,168	1,172

As of October 3, 2020, there was $589,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.86 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 30, 2017	128	$25.92
Granted	35	33.52
Forfeited	(3)	29.60
Released	(57)	22.26
Balance, September 29, 2018	103	30.40
Granted	61	20.18
Released	(49)	27.64
Balance, September 28, 2019	115	26.16
Granted	68	21.29
Forfeited	(6)	25.49
Released	(55)	27.07
Balance, October 3, 2020	122	23.07

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	October 3,	September 28,	September 29,
(Dollars in thousands)	2020	2019	2018
Provision for income taxes:
Current:
Federal	$5,056	$(126)	$8,265
State	529	185	906
	5,585	59	9,171
Deferred:
Federal	(288)	1,649	(2,862)
State	(136)	149	55
	(424)	1,798	(2,807)

Income taxes	$5,161	$1,857	$6,364

Effective income tax rate	21.4%	24.9%	14.9%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	October 3, 2020		September 28, 2019		September 29, 2018
Provision for income taxes at federal statutory rate	$5,076	21.0%	$1,566	21.0%	$10,444	24.5%
State income taxes, net of federal tax benefit	319	1.3	297	4.0	739	1.7
Stock-based compensation	128	0.5	90	1.2	(634)	(1.5)
Net operating loss carryback - CARES Act	(223)	(0.9)	-	-	-	-
Valuation allowance	(50)	(0.2)	24	0.3	(18)	(0.0)
Federal tax return true-up	-	-	(142)	(1.9)	(147)	(0.3)
Change in federal tax rate - Tax Cuts and Jobs Act	-	-	-	-	(3,307)	(7.8)
Qualified production activities deduction	-	-	-	-	(832)	(2.0)
Other, net	(89)	(0.3)	22	0.3	119	0.3
Provision for income taxes	$5,161	21.4%	$1,857	24.9%	$6,364	14.9%

The components of deferred tax assets and liabilities are as follows:

	October 3,	September 28,
(In thousands)	2020	2019
Deferred tax assets:
Defined benefit plans	$2,727	$2,661
Accrued expenses and asset reserves	1,885	1,207
Stock-based compensation	1,328	1,259
Operating lease liability	568	-
State net operating loss carryforwards and tax credits	92	120
Federal net operating loss carryforward	-	363
Valuation allowance	(207)	(257)
Deferred tax assets	6,393	5,353

Deferred tax liabilities:
Plant and equipment	(10,766)	(10,625)
Prepaid insurance	(1,217)	(1,311)
Right of use assets	(566)	-
Goodwill	(412)	(317)
Deferred tax liabilities	(12,961)	(12,253)
Net deferred tax liability	$(6,568)	$(6,900)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. Since our fiscal year ends on the Saturday closest to September 30 rather than the calendar year, we are subject to IRS rules relating to transitional income tax rates. Based on these rules, our federal statutory rate was 24.5% for 2018 and is 21% for 2019 and beyond. We remeasured our deferred tax assets and liabilities and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate provided for under the Act in our first quarter tax provision for 2018, which resulted in a $3.3 million reduction in income tax expense for 2018.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act includes several changes impacting business, including, but not limited to, enhanced business interest deductibility, net operating loss ("NOL") carryback provisions, payroll tax deferral provisions and employee retention tax credits. We recorded a $223,000 tax benefit in 2020 resulting from the NOL carryback provisions of the CARES Act.

As of October 3, 2020 and September 28, 2019, we recorded deferred tax liabilities (net of valuation allowances) of $6.6 million and $6.9 million, respectively, in other liabilities on our consolidated balance sheet. We have $2.5 million of state NOLs that begin to expire in 2022, but principally expire between 2022 and 2035.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of October 3, 2020, we recorded a valuation allowance of $207,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not. The $50,000 decrease in the valuation allowance during 2020 is primarily due to the utilization of state NOLs for which an allowance had been recorded together with the expiration of state tax credits for which an allowance had been previously recorded.

As of October 3, 2020, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2020, 2019 and 2018.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2015 remain subject to examination.

(11) Employee Benefit Plans

Supplemental retirement benefit plan. We have SRBAs with certain of our employees (each, a “Participant”). Under the SRBAs, if the Participant remains in continuous service with us for a period of at least 30 years, we will pay the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with us, but has completed at least 10 years of continuous service, the amount of the Participant’s supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by us.

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SRBAs in our consolidated balance sheets is as follows:

	Year Ended
	October 3,	September 28,	September 29,
(In thousands)	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$11,278	$9,749	$9,389
Service cost	338	297	310
Interest cost	334	384	345
Actuarial loss (gain)	(91)	1,133	(33)
Distributions	(249)	(285)	(262)
Benefit obligation at end of year	$11,610	$11,278	$9,749

Change in plan assets:
Actual employer contributions	$249	$285	$262
Actual distributions	(249)	(285)	(262)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(11,610)	$(11,278)	$(9,749)
Net amount recognized	$(11,610)	$(11,278)	$(9,749)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$2,574	$2,958	$1,966
Net amount recognized	$2,574	$2,958	$1,966

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$(91)	$1,133	$(33)
Amortization of net loss	(294)	(140)	(150)
Total recognized in other comprehensive income (loss)	$(385)	$993	$(183)

Net periodic pension cost for the SRBAs includes the following components:

	Year Ended
	October 3,	September 28,	September 29,
(In thousands)	2020	2019	2018
Service cost	$338	$297	$310
Interest cost	334	384	345
Amortization of net loss	294	140	150
Net periodic pension cost	$966	$821	$805

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2021 is $215,000.

The assumptions used in the valuation of the SRBAs are as follows:

	Measurement Date
	October 3,	September 28,	September 29,
	2020	2019	2018
Assumptions at year-end:
Discount rate	2.75%	3.00%	4.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The assumed discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the SRBAs. The SRBAs expected rate of increase in compensation levels is based on the anticipated increases in annual compensation.

The projected benefit payments under the SRBAs are as follows:

Fiscal year(s)	In thousands
2021	$255
2022	570
2023	570
2024	530
2025	892
2026 - 2030	4,109

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $1.3 million in 2020, $1.2 million in 2019 and $1.1 million in 2018.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $6.0 million in 2020, $5.8 million in 2019 and $5.1 million in 2018. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

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

Purchase commitments. As of October 3, 2020, we had $32.8 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $9.7 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in our consolidated financial statements.

Legal proceedings. We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect the ultimate outcome or cost to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Severance and change of control agreements. We have entered into a severance agreement with our Chief Executive Officer that provides him with certain termination benefits in the event his employment with us is terminated without cause. The initial term of the agreement was two years and it automatically renews for successive one year terms unless we or our Chief Executive Officer provide notice of termination as specified in the agreement. In the event of termination of the Chief Executive Officer’s employment without cause, this agreement provides that he would receive termination benefits equal to one and one-half times his annual base salary in effect on the termination date and the continuation of health and welfare benefits for eighteen months. In addition, all of his stock options and restricted stock would vest immediately, and outplacement services would be provided.

We have also entered into change in control agreements with key members of management, including our executive officers, which specify the terms of separation in the event that termination of their employment followed a change in control. The initial term of each agreement is two years and they automatically renew for successive one year terms unless we or the executive provide notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment or specify the terms of an executive’s termination should one occur in the absence of a change in control. The compensation payable under the terms of these agreements differs between the Chief Executive Officer and the other covered executives. In the event of termination of the Chief Executive Officer within two years of a change of control, he would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. In the event of such a termination of the other key members of management, including our other three executive officers, within two years of a change of control, they would receive severance benefits equal to one times base compensation, one times the average bonus for the prior three years and the continuation of health and welfare benefits for one year. In addition, for any covered executive that is terminated within two years of a change of control, all of their stock options and restricted stock would vest immediately, and outplacement services would be provided.

(13) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $1.3 million in 2020, $1.6 million in 2019 and $1.5 million in 2018.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate as of the commencement date in determining the present value of lease payments, which represents an estimate of the interest rate we would incur at the lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term.

Supplemental cash flow and non-cash information related to leases is as follows:

Year Ended
(In thousands)	October 3, 2020
Cash paid for operating leases included in operating cash flows	$1,301
Right-of-use assets obtained in exchange for new lease obligations	1,771

Supplemental balance sheet information related to leases is as follows:

(In thousands)	October 3, 2020
Right-of-use assets:
Other assets	$2,522

Lease liabilities:
Accrued expenses	1,230
Other liabilities	1,300
Total operating lease liabilities	$2,530

As of October 3, 2020, our operating leases had a weighted average remaining lease term of 2.3 years and a weighted average discount rate of 4.4%. Aggregate future operating lease payments as of October 3, 2020 are as follows:

(In thousands)
2021	$1,290
2022	874
2023	408
2024	59
2025	2
Thereafter	-
Total future operating lease payments	2,633
Less: imputed interest	(103)
Present value of lease liabilities	$2,530

(14) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	October 3,	September 28,	September 29,
(In thousands, except per share amounts)	2020	2019	2018
Net earnings	$19,009	$5,598	$36,266

Basic weighted average shares outstanding	19,278	19,243	19,079
Dilutive effect of stock-based compensation	105	97	198
Diluted weighted average shares outstanding	19,383	19,340	19,277

Net earnings per share:
Basic	$0.99	$0.29	$1.90
Diluted	0.98	0.29	1.88

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 369,000 shares in 2020, 240,000 shares in 2019 and 83,000 shares in 2018.

(15) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

Our net sales and long-lived assets (consisting of net property, plant and equipment, assets held for sale, the cash surrender value of life insurance policies, right of use assets, goodwill and intangible assets) by geographic region are as follows:

	Year Ended
	October 3,	September 28,	September 29,
(In thousands)	2020	2019	2018
Net sales:
United States	$470,420	$454,373	$451,418
Foreign	2,198	1,340	1,799
Total	$472,618	$455,713	$453,217

Long-lived assets:
United States	$140,588	$132,074	$133,913
Foreign	-	-	-
Total	$140,588	$132,074	$133,913

Our net sales by product line are as follows:

	Year Ended
	October 3,	September 28,	September 29,
(In thousands)	2020	2019	2018
Net sales:
Welded wire reinforcement	$294,129	$290,423	$273,658
Prestressed concrete strand	178,489	165,290	179,559
Total	$472,618	$455,713	$453,217

There were no customers that accounted for 10% or more of our net sales in 2020, 2019 and 2018.

(16) Related Party Transactions

Sales to a company affiliated with one of our former directors amounted to $716,000 in 2019 and $699,000 in 2018. There were no related party transactions in 2020.

(17) Other Financial Data

Balance sheet information:

	October 3,	September 28,
(In thousands)	2020	2019
Accounts receivable, net:
Accounts receivable	$54,108	$44,436
Less allowance for doubtful accounts	(291)	(254)
Total	$53,817	$44,182

Inventories:
Raw materials	$31,553	$27,667
Work in process	3,813	4,885
Finished goods	33,597	38,299
Total	$68,963	$70,851

Other current assets:
Prepaid insurance	$4,096	$4,545
Income taxes receivable	-	1,215
Other	1,474	1,610
Total	$5,570	$7,370

Other assets:
Cash surrender value of life insurance policies	$10,584	$10,211
Assets held for sale	7,778	-
Right-of-use assets	2,522	-
Capitalized financing costs, net	170	237
Other	106	114
Total	$21,160	$10,562

Property, plant and equipment, net:
Land and land improvements	$14,520	$14,548
Buildings	52,462	56,404
Machinery and equipment	172,617	165,609
Construction in progress	3,978	5,285
	243,577	241,846
Less accumulated depreciation	(142,185)	(136,886)
Total	$101,392	$104,960

Accrued expenses:
Salaries, wages and related expenses	$4,971	$2,463
Property taxes	1,726	1,820
Customer rebates	1,581	1,381
Operating lease liabilities	1,230	-
Income taxes	1,201	-
Holdback for business acquired	1,000	-
State sales and use taxes	544	136
Sales allowance reserves	-	544
Other	2,464	474
Total	$14,717	$6,818

Other liabilities:
Deferred compensation	$11,553	$11,679
Deferred income taxes	6,568	6,900
Operating lease liabilities	1,300	-
Total	$19,421	$18,579

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

(19) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of October 3, 2020, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during 2020, 2019 and 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries,  Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 3, 2020 and September 28, 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019 and the results of its operations and its cash flows for each of the three years in the period ended of October 3, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 3, 2020, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 29, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since fiscal 2002.

Charlotte, North Carolina

October 29, 2020

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED OCTOBER 3, 2020, SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Year Ended
	October 3,	September 28,	September 29,
	2020	2019	2018
Balance, beginning of year	$254	$295	$201
Amounts charged to earnings	65	(41)	100
Write-offs, net of recoveries	(28)	-	(6)
Balance, end of year	$291	$254	$295

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 3, 2020. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 3, 2020. During the quarter ended October 3, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 3, 2020, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 3, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 3, 2020, and our report dated October 29, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Reports on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

October 29, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Executive Officers of the Company” in Part I of this report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Four: Ratification of the Appointment of Grant Thornton LLP” in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

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

See Exhibit Index on pages 50 and 51.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on October 25, 2019).
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

10.21*

Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.22*

Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.23*

2019 Declaration of Amendment to 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on February 28, 2020 (File No. 333-236744)).

10.24*	Offer Letter to Mark A. Carano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020).
10.25*

Change in Control Severance Agreement between Insteel Industries Inc. and Mark A. Carano, dated May 27, 2020 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 16, 2020).

10.26*

Insteel Industries Inc. Retirement Security Agreement between Insteel Industries Inc. and Mark A. Carano, dated May 27, 2020 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 16, 2020).

21.1	List of Subsidiaries of Insteel Industries, Inc. at October 3, 2020.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, filed on October 29, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended October 3, 2020, September 28, 2019 and September 29, 2018, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 3, 2020, September 28, 2019 and September 29, 2018, (iii) the Consolidated Balance Sheets as of October 3, 2020 and September 28, 2019, (iv) the Consolidated Statements of Cash Flows for the years ended October 3, 2020, September 28, 2019 and September 29, 2018, (v) the Consolidated Statements of Shareholders’ Equity as of October 3, 2020, September 28, 2019 and September 29, 2018 and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended October 3, 2020, filed October 29, 2020, formatted in iXBRL (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: October 29, 2020	By:	/s/ Mark A. Carano
Mark A. Carano
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 29, 2020 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board
H. O. WOLTZ III	(Principal Executive Officer)

/s/ MARK A. CARANO	Senior Vice President, Chief Financial Officer and Treasurer
MARK A. CARANO	(Principal Financial Officer)

/s/ SCOT R. JAFROODI	Vice President, Chief Accounting Officer and Corporate Controller
SCOT R. JAFROODI	(Principal Accounting Officer)

/s/ ABNEY S. BOXLEY III	Director
ABNEY S. BOXLEY III

/s/ ANNE H. LLOYD	Director
ANNE H. LLOYD

/s/ W. ALLEN ROGERS II	Director
W. ALLEN ROGERS II

/s/ JON M. RUTH	Director
JON M. RUTH

/s/ JOSEPH A. RUTKOWSKI	Director
JOSEPH A. RUTKOWSKI

/s/ G. KENNEDY THOMPSON	Director
G. KENNEDY THOMPSON