Form 10-Q
period 2021-01-02
INSTEEL INDUSTRIES INC
filed 2021-01-21
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021

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

As of January 20, 2021, 19,313,967 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 2,	December 28,
	2021	2019

Net sales	$119,605	$97,569
Cost of sales	99,754	91,332
Gross profit	19,851	6,237
Selling, general and administrative expense	8,553	5,744
Restructuring charges, net	657	-
Other expense (income), net	13	(25)
Interest expense	25	26
Interest income	(5)	(226)
Earnings before income taxes	10,608	718
Income taxes	2,465	163
Net earnings	$8,143	$555

Net earnings per share:
Basic	$0.42	$0.03
Diluted	0.42	0.03

Weighted average shares outstanding:
Basic	19,309	19,261
Diluted	19,434	19,370

Cash dividends declared per share	$1.53	$0.03

Comprehensive income	$8,143	$555

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	January 2,	October 3,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$50,182	$68,688
Accounts receivable, net	49,224	53,817
Inventories	64,276	68,963
Other current assets	5,201	5,570
Total current assets	168,883	197,038
Property, plant and equipment, net	101,351	101,392
Intangibles, net	8,331	8,567
Goodwill	9,745	9,745
Other assets	21,641	21,160
Total assets	$309,951	$337,902

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,761	$38,961
Accrued expenses	15,012	14,717
Total current liabilities	46,773	53,678
Other liabilities	19,444	19,421
Commitments and contingencies
Shareholders' equity:
Common stock	19,314	19,304
Additional paid-in capital	76,716	76,387
Retained earnings	149,660	171,068
Accumulated other comprehensive loss	(1,956)	(1,956)
Total shareholders' equity	243,734	264,803
Total liabilities and shareholders' equity	$309,951	$337,902

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 2,	December 28,
	2021	2019
Cash Flows From Operating Activities:
Net earnings	$8,143	$555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,610	3,478
Amortization of capitalized financing costs	16	16
Stock-based compensation expense	224	186
Deferred income taxes	(64)	186
Loss on sale and disposition of property, plant and equipment	32	-
Increase in cash surrender value of life insurance policies over premiums paid	(364)	(339)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	4,593	8,777
Inventories	4,687	5,599
Accounts payable and accrued expenses	(9,753)	10,225
Other changes	2,826	892
Total adjustments	5,807	29,020
Net cash provided by operating activities	13,950	29,575

Cash Flows From Investing Activities:
Capital expenditures	(2,860)	(600)
Increase in cash surrender value of life insurance policies	(197)	(42)
Proceeds from sale of assets held for sale	19	-
Proceeds from surrender of life insurance policies	18	-
Net cash used for investing activities	(3,020)	(642)

Cash Flows From Financing Activities:
Proceeds from long-term debt	45	67
Principal payments on long-term debt	(45)	(67)
Cash dividends paid	(29,551)	-
Payment of employee tax withholdings related to net share transactions	(13)	-
Cash received from exercise of stock options	128	-
Net cash used for financing activities	(29,436)	-

Net increase (decrease) in cash and cash equivalents	(18,506)	28,933
Cash and cash equivalents at beginning of period	68,688	38,181
Cash and cash equivalents at end of period	$50,182	$67,114

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$95	$14
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	500	310
Declaration of cash dividends to be paid	-	578
Restricted stock units and stock options surrendered for withholding taxes payable	13	-

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three months ended January 2, 2021

Balance at October 3, 2020	19,304	$19,304	$76,387	$171,068	$(1,956)	$264,803
Net earnings				8,143		8,143
Stock options exercised, net	10	10	118			128
Compensation expense associated with stock-based plans			224			224
Restricted stock units and stock options surrendered for withholding taxes payable			(13)			(13)
Cash dividends declared				(29,551)		(29,551)
Balance at January 2, 2021	19,314	$19,314	$76,716	$149,660	$(1,956)	$243,734

For the three months ended December 28, 2019

Balance at September 28, 2019	19,261	$19,261	$74,632	$154,372	$(2,248)	$246,017
Net earnings				555		555
Compensation expense associated with stock-based plans			186			186
Cash dividends declared				(578)		(578)
Balance at December 28, 2019	19,261	$19,261	$74,818	$154,349	$(2,248)	$246,180

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended October 3, 2020 (“2020 Form 10-K”) filed by us with the Securities and Exchange Commission (the “SEC”). These statements include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the statements of operations and comprehensive income, cash flows and shareholders’ equity for the periods indicated. The October 3, 2020 consolidated balance sheet was derived from audited consolidated financial statements but does not include all the disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Form 10-K. The results of operations for the periods indicated are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

On March 16, 2020, we, through our wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”) (see Note 3 to the consolidated financial statements).

(2) Recent Accounting Pronouncements

Current Adoptions

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. We adopted ASU No. 2016-13 in the current quarter. The adoption of this update did not have an impact on our consolidated financial statements. We estimate our allowance for doubtful accounts based upon several factors, including customer credit quality and historical write-off trends. The adoption of this guidance did not significantly impact our accounting policies or methods utilized to determine the allowance for doubtful accounts.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU No. 2017-04 became effective for us in the current quarter. The adoption of this update did not have a material impact on our consolidated financial statements.

Future Adoptions

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)." ASU No. 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 will become effective for us in the first quarter of fiscal 2022. The adoption of this update will not have a material impact on our consolidated financial statements.

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

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the STM Acquisition occurred at the beginning of fiscal 2019. The pro forma information reflects certain adjustments related to the STM Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the STM Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the STM Acquisition occurred at the beginning of fiscal 2019, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three-months ended December 28, 2019 are as follows:

December 28,
(In thousands)	2019
Net sales	$103,641
Earnings before income taxes	212
Net earnings	183

Restructuring charges. In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of fiscal 2020. Following is a summary of the restructuring activity during the three-month period ended January 2, 2021:

	Employee Separation Costs	Equipment Relocation Costs	Facility Closure Costs	Asset Impairments	Total
(In thousands)
Liability as of October 3, 2020	$-	$20	$151	$-	$171
Restructuring charges	13	88	552	4	657
Cash payments	(13)	(95)	(669)	-	(777)
Non-cash charges	-	-	-	(4)	(4)
Liability as of January 2, 2021	$-	$13	$34	$-	$47

As of January 2, 2021 and October 3, 2020, we recorded a liability of $47,000 and $171,000, respectively, for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $800,000 of additional restructuring charges for equipment relocation and facility closure costs.

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

Our net sales by product line are as follows:

	Three Months Ended
	January 2,	December 28,
(In thousands)	2021	2019
Welded wire reinforcement	$74,026	$61,827
Prestressed concrete strand	45,579	35,742
Total	$119,605	$97,569

Our net sales by geographic region are as follows:

	Three Months Ended
	January 2,	December 28,
(In thousands)	2021	2019
United States	$118,337	$97,257
Foreign	1,268	312
Total	$119,605	$97,569

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of January 2, 2021 and October 3, 2020.

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

As of January 2, 2021 and October 3, 2020, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of January 2, 2021:
Current assets:
Cash equivalents	$52,725	$52,725	$-
Other assets:
Cash surrender value of life insurance policies	11,127	-	11,127
Total	$63,852	$52,725	$11,127

As of October 3, 2020:
Current assets:
Cash equivalents	$72,234	$72,234	$-
Other assets:
Cash surrender value of life insurance policies	10,584	-	10,584
Total	$82,818	$72,234	$10,584

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

As of January 2, 2021 and October 3, 2020, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from STM at fair value during the prior year ended October 3, 2020 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of January 2, 2021:
Customer relationships	$9,870	$(2,996)	$6,874
Developed technology and know-how	1,800	(572)	1,228
Non-competition agreements	400	(224)	176
Trade name	250	(197)	53
	$12,320	$(3,989)	$8,331

As of October 3, 2020:
Customer relationships	$9,870	$(2,837)	$7,033
Developed technology and know-how	1,800	(551)	1,249
Non-competition agreements	1,860	(1,663)	197
Trade name	250	(162)	88
	$13,780	$(5,213)	$8,567

Amortization expense for intangibles was $236,000 and $273,000 for the three-month periods ended January 2, 2021 and December 28, 2019, respectively.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of January 2, 2021, there were 738,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $76,000 and $60,000 for the three-month periods ended January 2, 2021 and December 28, 2019, respectively. As of January 2, 2021, there was $292,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.57 years.

The following table summarizes stock option activity:

						Contractual	Aggregate
	Options	Exercise Price Per Share				Term - Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at October 3, 2020	482	$10.23	-	$41.85	$24.90
Exercised	(22)	13.06	-	18.25	17.11
Outstanding at January 2, 2021	460	10.23	-	41.85	25.28	6.53	$589

Vested and anticipated to vest in the future at January 2, 2021	454				25.33	6.50	578

Exercisable at January 2, 2021	261				27.84	4.77	274

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $148,000 and $126,000 for the three-month periods ended January 2, 2021 and December 28, 2019, respectively.

As of January 2, 2021, there was $441,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.90 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2020	122	$23.07
Released	-	-
Balance, January 2, 2021	122	23.07

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 23.2% for the three-month period ended January 2, 2021 compared with 22.7% for the three-month period ended December 28, 2019. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of January 2, 2021 and October 3, 2020, we recorded a deferred tax liability (net of valuation allowance) of $6.5 million and $6.6 million, respectively, in other liabilities on our consolidated balance sheet. We have $2.9 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2031, but principally expire between 2031 and 2036.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of January 2, 2021 and October 3, 2020, we recorded a valuation allowance of $162,000 and $207,000, respectively, pertaining to various state NOLs and tax credits that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of January 2, 2021, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended
	January 2,	December 28,
(In thousands)	2021	2019
Interest cost	$79	$82
Service cost	78	83
Recognized net actuarial loss	54	72
Net periodic pension cost	$211	$237

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of January 2, 2021, no borrowings were outstanding on the Credit Facility, $81.8 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of January 2, 2021, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of January 2, 2021, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended January 2, 2021 and December 28, 2019.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	January 2,	December 28,
(In thousands, except per share amounts)	2021	2019
Net earnings	$8,143	$555

Basic weighted average shares outstanding	19,309	19,261
Dilutive effect of stock-based compensation	125	109
Diluted weighted average shares outstanding	19,434	19,370

Net earnings per share:
Basic	$0.42	$0.03
Diluted	$0.42	$0.03

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 254,000 and 293,000 shares for the three-month periods ended January 2, 2021 and December 28, 2019, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of January 2, 2021, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three-month periods ended January 2, 2021 and December 28, 2019.

(13) Other Financial Data

Balance sheet information

	January 2,	October 3,
(In thousands)	2021	2020
Accounts receivable, net:
Accounts receivable	$49,489	$54,108
Less allowance for doubtful accounts	(265)	(291)
Total	$49,224	$53,817

Inventories:
Raw materials	$27,015	$31,553
Work in process	3,637	3,813
Finished goods	33,624	33,597
Total	$64,276	$68,963

Other current assets:
Prepaid insurance	$3,582	$4,096
Other	1,619	1,474
Total	$5,201	$5,570

Other assets:
Cash surrender value of life insurance policies	$11,127	$10,584
Assets held for sale	7,754	7,778
Right-of-use asset	2,494	2,522
Capitalized financing costs, net	155	170
Other	111	106
Total	$21,641	$21,160

Property, plant and equipment, net:
Land and land improvements	$14,540	$14,520
Buildings	52,501	52,462
Machinery and equipment	172,268	172,617
Construction in progress	5,717	3,978
	245,026	243,577
Less accumulated depreciation	(143,675)	(142,185)
Total	$101,351	$101,392

Accrued expenses:
Salaries, wages and related expenses	$4,555	$4,971
Income taxes	3,636	1,201
Customer rebates	2,304	1,581
Property taxes	1,445	1,726
Operating lease liability	1,284	1,230
Holdback for business acquired	1,000	1,000
State sales and use taxes	315	544
Other	473	2,464
Total	$15,012	$14,717

Other liabilities:
Deferred compensation	$11,722	$11,553
Deferred income taxes	6,504	6,568
Operating lease liability	1,218	1,300
Total	$19,444	$19,421

(14) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(15) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $360,000 and $327,000 for the three-month periods ended January 2, 2021 and December 28, 2019, respectively.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate as of the commencement date in determining the present value of lease payments.

Supplemental cash flow and non-cash information related to leases is as follows:

	Three Months Ended
(In thousands)	January 2, 2021	December 28, 2019
Cash paid for operating leases included in operating cash flows	$361	$335
Right-of-use assets obtained in exchange for new lease obligations	303	358

Supplemental balance sheet information related to leases is as follows:

(In thousands)	January 2, 2021	October 3, 2020
Right-of-use assets:
Other assets	$2,494	$2,522

Lease liabilities:
Accrued expenses	1,284	1,230
Other liabilities	1,218	1,300
Total operating lease liabilities	$2,502	$2,530

As of January 2, 2021, our operating leases had a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 4.3%. Aggregate future operating lease payments as of January 2, 2021 are as follows:

(In thousands)
2021	$1,283
2022	889
2023	436
2024	54
Total future operating lease payments	2,662
Less: imputed interest	(160)
Present value of lease liabilities	$2,502

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “continue,” “outlook,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to numerous risks and uncertainties and involved certain assumptions. Actual results may differ materially from those expressed in forward-looking statements, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our filings with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 (our “2020 Annual Report”). You should carefully review these risks and uncertainties.

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

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy, including the Section 232 tariff on imported steel, affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our 2020 Annual Report and in other filings made by us with the SEC.

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

COVID-19 Update

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, and our facilities have been allowed to remain open. Accordingly, COVID-19 has had limited impact on our operations to date. The situation remains dynamic and the ultimate duration and magnitude of the impact on the economy and our business are not known at this time. We are continuing to monitor the progression of the pandemic, measures taken by governmental authorities to address it, and the potential effect on our financial position, results of operations, and cash flows.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	January 2,		December 28,
	2021	Change	2019

Net sales	$119,605	22.6%	$97,569
Gross profit	19,851	218.3%	6,237
Percentage of net sales	16.6%		6.4%
Selling, general and administrative expense	$8,553	48.9%	$5,744
Percentage of net sales	7.2%		5.9%
Restructuring charges, net	$657	100.0%	$-
Other expense (income), net	13	N/M	(25)
Interest expense	25	(3.8%)	26
Interest income	(5)	(97.8%)	(226)
Effective income tax rate	23.2%		22.7%
Net earnings	$8,143	N/M	$555

"N/M" = not meaningful

First Quarter of Fiscal 2021 Compared to First Quarter of Fiscal 2020

Net Sales

Net sales for the first quarter of 2021 increased 22.6% to $119.6 million from $97.6 million in the prior year quarter, reflecting an 21.6% increase in shipments together with a 1.0% increase in average selling prices. The increase in shipments was primarily due to improved market conditions, the additional business provided by the STM Acquisition and strengthening demand for our products relative to the prior year quarter. Shipments for the current year quarter were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the first quarter of 2021 increased 218.3% to $19.9 million, or 16.6% of net sales, from $6.2 million, or 6.4% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($11.4 million), lower manufacturing costs ($1.1 million) and an increase in shipments ($1.1 million). The increase in spreads was driven by lower raw material costs ($9.2 million), higher average selling prices ($1.7 million) and lower freight expense ($449,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2021 increased 48.9% to $8.6 million, or 7.2% of net sales, from $5.7 million, or 5.9% of net sales in the prior year quarter primarily due to higher compensation ($2.3 million) and legal expense ($658,000) partially offset by lower employee benefit expense ($99,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year quarter. The increase in legal expense was primarily related to costs associated with trade matters. The decrease in employee benefit expense was due to lower employee health insurance costs in the current year quarter.

Restructuring Charges, Net

Net restructuring charges of $657,000 were incurred in the first quarter of 2021 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition. Restructuring charges included facility closure ($552,000), equipment relocation ($88,000), employee separation costs ($13,000) and asset impairments charges ($4,000).

Income Taxes

Our effective tax rate for the first quarter of 2021 increased to 23.2% from 22.7% for the prior year quarter primarily due to changes in book versus tax differences during the prior year quarter.

Net Earnings

Net earnings for the first quarter of 2021 increased to $8.1 million ($0.42 per share) from $555,000 ($0.03 per share) in the prior year quarter primarily due to the increase in gross profit partially offset by higher SG&A expense and restructuring charges associated with the consolidation of our PC strand operations.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	January 2,	December 28,
	2021	2019
Net cash provided by operating activities	$13,950	$29,575
Net cash used for investing activities	(3,020)	(642)
Net cash used for financing activities	(29,436)	-

Net working capital	122,110	133,959
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$243,734	$246,180
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$243,734	$246,180

Operating Activities

Operating activities provided $13.9 million of cash during the first quarter of 2021 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital used $0.5 million of cash due to a $9.8 million decrease in accounts payable and accrued expenses partially offset by a $4.7 million decrease in inventories and $4.6 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely related to lower raw material purchases throughout the quarter together with decreases in accrued salaries, wages and related expenses and the earnout liability partially offset by an increase in accrued customer rebates. The decrease in inventories was due to the lower raw material purchases along with higher shipments during the current quarter. The decrease in accounts receivable was largely driven by the seasonal decline in shipments during the quarter partially offset by higher average selling prices.

Operating activities provided $29.6 million of cash during the first quarter of 2020 primarily from a net decrease in working capital together with net earnings adjusted for non-cash items. Working capital provided $24.6 million of cash due to a $10.2 million increase in accounts payable and accrued expenses, an $8.8 million decrease in accounts receivable and a $5.6 million decrease in inventories. The increase in accounts payable and accrued expenses was largely due to higher raw material purchases near the end of the quarter. The reduction in accounts receivable was largely related to the usual seasonal downturn in sales and decrease in selling prices. The reduction in inventories was driven by lower average unit costs.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $3.0 million of cash during the first quarter of 2021 compared to $642,000 during the prior year quarter primarily due to higher capital expenditures ($2.3 million). Capital expenditures increased to $2.9 million from $600,000 in the prior year quarter and are expected to total up to $20.0 million for fiscal 2021, which include expenditures to upgrade and deploy the STM assets, advance the growth of our engineered structural mesh business and support cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $29.4 million of cash during the first quarter of 2021 while not providing or using any significant amounts of cash during the prior year quarter. During the first quarter of 2021, we declared and paid a special dividend totaling $29.0 million, or $1.50 per share, and a regular quarterly dividend of $578,000, or $0.03 per share. During the first quarter of 2020, we declared a regular quarterly cash dividend of $578,000, or $0.03 per share, which was paid in the second quarter of 2020.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of January 2, 2021, no borrowings were outstanding on the Credit Facility, $81.8 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the first quarter of fiscal 2021. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2020 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our 2020 Annual Report for further information regarding our critical accounting policies and estimates. As of January 2, 2021, there were no changes in our critical accounting policies or the application of those policies from those reported in our 2020 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of 2021, we are cautiously optimistic that our financial results will benefit from continued strong demand in our construction end-markets. Near term business conditions remain positive and should support higher shipments and operating levels, and reduced unit manufacturing costs at our facilities. In particular, our strong growth in the ESM market during the current quarter should continue and the recent favorable ruling in the PC strand trade case is expected to have a positive financial impact for us in certain of our markets going forward. Additionally, the new administration and Congress have publicly signaled support for additional infrastructure spending that may potentially benefit our markets. However, our outlook remains vulnerable to an uncertain near-term recovery in the U.S. economy and our visibility continues to be limited by the ultimate impact of COVID-19 on our operations and markets. As a result, the prospect, if any, of future funding constraints for public infrastructure projects and economic weakness slowing the non-residential construction markets cannot be measured at this time.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2021, a 10% increase in the price of wire rod would have resulted in a $6.7 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of January 2, 2021, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of January 2, 2021.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 2, 2021. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended January 2, 2021, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2020 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2020 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of January 2, 2021, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three-month periods ended January 2, 2021 and December 28, 2019.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended January 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended January 2, 2021 and December 28, 2019, (ii) the Consolidated Balance Sheets as of January 2, 2021 and October 3, 2020, (iii) the Consolidated Statements of Cash Flows for the three months ended January 2, 2021 and December 28, 2019, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended January 2, 2021 and December 28, 2019, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended January 2, 2021, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.

Registrant

Date: January 21, 2021	By:	/s/ Mark A. Carano
Mark A. Carano
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)