Form 10-Q
period 2021-07-03
INSTEEL INDUSTRIES INC
filed 2021-07-22
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

As of July 21, 2021, 19,357,571 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020

Net sales	$160,739	$121,959	$419,343	$334,387
Cost of sales	129,189	107,154	337,714	298,062
Gross profit	31,550	14,805	81,629	36,325
Selling, general and administrative expense	6,184	6,694	25,067	22,040
Restructuring charges, net	1,598	808	2,800	957
Acquisition costs	-	8	-	195
Other expense (income), net	35	(1,240)	123	(1,283)
Interest expense	24	26	73	78
Interest income	(5)	(22)	(15)	(452)
Earnings before income taxes	23,714	8,531	53,581	14,790
Income taxes	5,319	1,867	12,123	3,207
Net earnings	$18,395	$6,664	$41,458	$11,583

Net earnings per share:
Basic	$0.95	$0.35	$2.14	$0.60
Diluted	0.94	0.34	2.13	0.60

Weighted average shares outstanding:
Basic	19,352	19,283	19,330	19,272
Diluted	19,573	19,377	19,508	19,378

Cash dividends declared per share	$0.03	$0.03	$1.59	$0.09

Comprehensive income	$18,395	$6,664	$41,458	$11,583

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 3,	October 3,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$89,827	$68,688
Accounts receivable, net	59,349	53,817
Inventories	71,158	68,963
Other current assets	7,479	5,570
Total current assets	227,813	197,038
Property, plant and equipment, net	105,729	101,392
Intangibles, net	7,882	8,567
Goodwill	9,745	9,745
Other assets	20,762	21,160
Total assets	$371,931	$337,902

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$60,217	$38,961
Accrued expenses	15,412	14,717
Total current liabilities	75,629	53,678
Other liabilities	19,306	19,421
Commitments and contingencies
Shareholders' equity:
Common stock	19,358	19,304
Additional paid-in capital	77,780	76,387
Retained earnings	181,814	171,068
Accumulated other comprehensive loss	(1,956)	(1,956)
Total shareholders' equity	276,996	264,803
Total liabilities and shareholders' equity	$371,931	$337,902

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 3,	June 27,
	2021	2020
Cash Flows From Operating Activities:
Net earnings	$41,458	$11,583
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,828	10,626
Amortization of capitalized financing costs	49	49
Stock-based compensation expense	1,174	1,277
Deferred income taxes	(36)	392
Asset impairment charges	1,415	343
Loss (gain) on sale and disposition of property, plant and equipment	125	(1,031)
Gain from life insurance proceeds	-	(200)
Increase in cash surrender value of life insurance policies over premiums paid	(1,535)	-
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(5,532)	(6,890)
Inventories	(2,195)	(246)
Accounts payable and accrued expenses	19,642	26,281
Other changes	69	2,444
Total adjustments	24,004	33,045
Net cash provided by operating activities	65,462	44,628

Cash Flows From Investing Activities:
Acquisition of business	-	(18,356)
Capital expenditures	(13,681)	(3,448)
Increase in cash surrender value of life insurance policies	(309)	(133)
Proceeds from sale of assets held for sale	79	1,875
Proceeds from life insurance death benefit	-	200
Proceeds from surrender of life insurance policies	27	195
Proceeds from sale of property, plant and equipment	-	40
Net cash used for investing activities	(13,884)	(19,627)

Cash Flows From Financing Activities:
Proceeds from long-term debt	230	223
Principal payments on long-term debt	(230)	(223)
Cash dividends paid	(30,712)	(1,735)
Payment of employee tax withholdings related to net share transactions	(161)	(76)
Cash received from exercise of stock options	434	-
Net cash used for financing activities	(30,439)	(1,811)

Net increase in cash and cash equivalents	21,139	23,190
Cash and cash equivalents at beginning of period	68,688	38,181
Cash and cash equivalents at end of period	$89,827	$61,371

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$10,874	$342
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	946	712
Restricted stock units and stock options surrendered for withholding taxes payable	161	76
Accrued liability related to holdback for business acquired	-	1,000

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the nine months ended July 3, 2021

Balance at October 3, 2020	19,304	$19,304	$76,387	$171,068	$(1,956)	$264,803
Net earnings				8,143		8,143
Stock options exercised, net	10	10	118			128
Compensation expense associated with stock-based plans			224			224
Restricted stock units and stock options surrendered for withholding taxes payable			(13)			(13)
Cash dividends declared				(29,551)		(29,551)
Balance at January 2, 2021	19,314	19,314	76,716	149,660	(1,956)	243,734
Net earnings				14,920		14,920
Stock options exercised, net	2	2	47			49
Vesting of restricted stock units	25	25	(25)			-
Compensation expense associated with stock-based plans			710			710
Restricted stock units and stock options surrendered for withholding taxes payable			(97)			(97)
Cash dividends declared				(580)		(580)
Balance at April 3, 2021	19,341	19,341	77,351	164,000	(1,956)	258,736
Net earnings				18,395		18,395
Stock options exercised, net	17	17	240			257
Compensation expense associated with stock-based plans			240			240
Restricted stock units and stock options surrendered for withholding taxes payable			(51)			(51)
Cash dividends declared				(581)		(581)
Balance at July 3, 2021	19,358	$19,358	$77,780	$181,814	$(1,956)	$276,996

For the nine months ended June 27, 2020

Balance at September 28, 2019	19,261	$19,261	$74,632	$154,372	$(2,248)	$246,017
Net earnings				555		555
Compensation expense associated with stock-based plans			186			186
Cash dividends declared				(578)		(578)
Balance at December 28, 2019	19,261	19,261	74,818	154,349	(2,248)	246,180
Net earnings				4,364		4,364
Vesting of restricted stock units	22	22	(22)			-
Compensation expense associated with stock-based plans			941			941
Restricted stock units and stock options surrendered for withholding taxes payable			(76)			(76)
Cash dividends declared				(578)		(578)
Balance at March 28, 2020	19,283	19,283	75,661	158,135	(2,248)	250,831
Net earnings				6,664		6,664
Compensation expense associated with stock-based plans			150			150
Cash dividends declared				(579)		(579)
Balance at June 27, 2020	19,283	$19,283	$75,811	$164,220	$(2,248)	$257,066

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

STM was a leading manufacturer of prestressed concrete strand (“PC strand”) for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina, and assumed certain of its accounts payable and accrued liabilities. The STM Acquisition serves to strengthen our competitive position within the PC strand market.

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

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the STM Acquisition occurred at the beginning of fiscal 2019. The pro forma information reflects certain adjustments related to the STM Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the STM Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the STM Acquisition occurred at the beginning of fiscal 2019, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three- and nine-month periods ended June 27, 2020 are as follows:

	June 27, 2020
(In thousands)	Three Months Ended	Nine Months Ended
Net sales	$121,959	$346,890
Earnings before income taxes	8,531	12,730
Net earnings	6,664	6,447

Restructuring charges. In connection with the STM Acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of fiscal 2020. Following is a summary of the restructuring activity during the three- and nine-month periods ended July 3, 2021 and June 27, 2020:

(In thousands)	Employee Separation Costs	Equipment Relocation Costs	Facility Closure Costs	Asset Impairments	Total
2021
Liability as of October 3, 2020	$-	$20	$151	$-	$171
Restructuring charges	13	88	552	4	657
Cash payments	(13)	(95)	(669)	-	(777)
Non-cash charges	-	-	-	(4)	(4)
Liability as of January 2, 2021	-	13	34	-	47
Restructuring charges	-	286	259	-	545
Cash payments	-	(299)	(266)	-	(565)
Non-cash charges	-	-	-	-	-
Liability as of April 3, 2021	-	-	27	-	27
Restructuring charges	-	35	176	1,387	1,598
Cash payments	-	(35)	(183)	-	(218)
Non-cash charges	-	-	-	(1,387)	(1,387)
Liability as of July 3, 2021	$-	$-	$20	$-	$20

2020
Restructuring charges	$129	$-	$20	$-	$149
Cash payments	(4)	-	-	-	(4)
Liability as of March 28, 2020	125	-	20	-	145
Restructuring charges	76	16	373	343	808
Cash payments	(124)	(16)	(350)	-	(490)
Non-cash charges	-	-	-	(343)	(343)
Liability as of June 27, 2020	$77	$-	$43	$-	$120

During the three months ended July 3, 2021, we committed to a plan to sell the Summerville facility acquired in the STM Acquisition for net consideration of $6.3 million. As a result, we determined as of July 3, 2021, the carrying value of the Summerville facility recorded in assets held for sale exceeded its fair value, less estimated costs to sell, and recorded an impairment of assets held for sale of $1.4 million within restructuring charges on our consolidated statements of operations and comprehensive income for the three- and nine-month periods ended July 3, 2021. As of July 3, 2021 and October 3, 2020, we recorded a liability of $20,000 and $171,000, respectively, for restructuring liabilities in accrued expenses on our consolidated balance sheets. We currently expect to incur approximately $300,000 of additional restructuring charges for facility closure costs.

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

Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2021	2020	2021	2020
Welded wire reinforcement	$96,422	$75,103	$252,371	$206,284
Prestressed concrete strand	64,317	46,856	166,972	128,103
Total	$160,739	$121,959	$419,343	$334,387

Our net sales by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2021	2020	2021	2020
United States	$158,710	$120,985	$413,826	$332,791
Foreign	2,029	974	5,517	1,596
Total	$160,739	$121,959	$419,343	$334,387

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of July 3, 2021 and October 3, 2020.

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

As of July 3, 2021 and October 3, 2020, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of July 3, 2021:
Current assets:
Cash equivalents	$90,247	$90,247	$-
Other assets:
Cash surrender value of life insurance policies	12,401	-	12,401
Total	$102,648	$90,247	$12,401

As of October 3, 2020:
Current assets:
Cash equivalents	$72,234	$72,234	$-
Other assets:
Cash surrender value of life insurance policies	10,584	-	10,584
Total	$82,818	$72,234	$10,584

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

As of July 3, 2021 and October 3, 2020, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from STM at fair value during the prior year ended October 3, 2020 (see Note 3 to the consolidated financial statements). During the three- and nine-months ended July 3, 2021, we recognized $1.4 million of impairment charges related to the Summerville facility acquired in the STM Acquisition to reflect its fair value of $6.3 million as of July 3, 2021. The Summerville facility was classified as assets held for sale in our consolidated balance sheet as of July 3, 2021. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value
As of July 3, 2021:
Customer relationships	$9,870	$(3,320)	$6,550
Developed technology and know-how	1,800	(617)	1,183
Non-competition agreements	400	(264)	136
Trade name	250	(237)	13
	$12,320	$(4,438)	$7,882

As of October 3, 2020:
Customer relationships	$9,870	$(2,837)	$7,033
Developed technology and know-how	1,800	(551)	1,249
Non-competition agreements	1,860	(1,663)	197
Trade name	250	(162)	88
	$13,780	$(5,213)	$8,567

Amortization expense for intangibles was $213,000 and $240,000 for the three-month periods ended July 3, 2021 and June 27, 2020, respectively, and $685,000 and $770,000 for the nine-month periods ended July 3, 2021 and June 27, 2020, respectively.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of July 3, 2021, there were 666,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $89,000 and $13,000 for the three-month periods ended July 3, 2021 and June 27, 2020, respectively, and $489,000 and $476,000 for the nine-month periods ended July 3, 2021 and June 27, 2020, respectively. As of July 3, 2021, there was $331,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.54 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the nine-month periods ended July 3, 2021 and June 27, 2020 was $12.33 and $7.39 per share, respectively, based on the following assumptions:

	Nine Months Ended
	July 3,	June 27,
	2021	2020
Risk-free interest rate	0.56%	1.43%
Dividend yield	0.48%	0.54%
Expected volatility	51.47%	40.89%
Expected term (in years)	4.92	4.59

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

The following table summarizes stock option activity:

						Contractual Term -	Aggregate
	Options	Exercise Price Per Share				Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at October 3, 2020	482	$10.23	-	$41.85	$24.90
Granted	42	29.43	-	29.43	29.43
Exercised	(48)	10.23	-	26.75	18.62		$606
Outstanding at July 3, 2021	476	16.45	-	41.85	25.94	6.44	4,864

Vested and anticipated to vest in the future at July 3, 2021	463				25.98	6.36	4,706

Exercisable at July 3, 2021	280				27.90	4.83	2,352

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $151,000 and $137,000 for the three-month periods ended July 3, 2021 and June 27, 2020, respectively, and $685,000 and $801,000 for the nine-month periods ended July 3, 2021 and June 27, 2020, respectively.

As of July 3, 2021, there was $654,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.60 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 3, 2020	122	$23.07
Granted	30	29.43
Released	(28)	25.22
Balance, July 3, 2021	124	24.12

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.6% for the nine-month period ended July 3, 2021 compared with 21.7% for the nine-month period ended June 27, 2020. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of July 3, 2021 and October 3, 2020, we recorded a deferred tax liability (net of valuation allowance) of $6.5 million and $6.6 million, respectively, in other liabilities on our consolidated balance sheets. We have $3.2 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2031, but principally expire between 2031 and 2036.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of July 3, 2021 and October 3, 2020, we recorded a valuation allowance of $170,000 and $207,000, respectively, pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of July 3, 2021, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2021	2020	2021	2020
Interest cost	$79	$82	$237	$249
Service cost	78	83	234	245
Recognized net actuarial loss	54	72	162	212
Net periodic pension cost	$211	$237	$633	$706

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of July 3, 2021, no borrowings were outstanding on the Credit Facility, $92.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of July 3, 2021, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of July 3, 2021, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $17,000 for each of the three-month periods ended July 3, 2021 and June 27, 2020, and $49,000 for each of the nine-month periods ended July 3, 2021 and June 27, 2020.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net earnings	$18,395	$6,664	$41,458	$11,583

Basic weighted average shares outstanding	19,352	19,283	19,330	19,272
Dilutive effect of stock-based compensation	221	94	178	106
Diluted weighted average shares outstanding	19,573	19,377	19,508	19,378

Net earnings per share:
Basic	$0.95	$0.35	$2.14	$0.60
Diluted	$0.94	$0.34	$2.13	$0.60

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 83,000 and 423,000 shares for the three-month periods ended July 3, 2021 and June 27, 2020, respectively, and 151,000 and 360,000 shares for the nine-month periods ended July 3, 2021 and June 27, 2020, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of July 3, 2021, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three- and nine-month periods ended July 3, 2021 and June 27, 2020.

(13) Other Financial Data

Balance sheet information

	July 3,	October 3,
(In thousands)	2021	2020
Accounts receivable, net:
Accounts receivable	$59,666	$54,108
Less allowance for doubtful accounts	(317)	(291)
Total	$59,349	$53,817

Inventories:
Raw materials	$46,319	$31,553
Work in process	5,389	3,813
Finished goods	19,450	33,597
Total	$71,158	$68,963

Other current assets:
Prepaid insurance	$4,846	$4,096
Other	2,633	1,474
Total	$7,479	$5,570

Other assets:
Cash surrender value of life insurance policies	$12,401	$10,584
Assets held for sale	6,306	7,778
Right-of-use asset	1,788	2,522
Capitalized financing costs, net	122	170
Other	145	106
Total	$20,762	$21,160

Property, plant and equipment, net:
Land and land improvements	$14,554	$14,520
Buildings	53,059	52,462
Machinery and equipment	178,793	172,617
Construction in progress	8,876	3,978
	255,282	243,577
Less accumulated depreciation	(149,553)	(142,185)
Total	$105,729	$101,392

Accrued expenses:
Salaries, wages and related expenses	$7,618	$4,971
Income taxes	2,486	1,201
Customer rebates	1,695	1,581
Property taxes	1,142	1,726
Operating lease liability	1,059	1,230
State sales and use taxes	483	544
Holdback for business acquired	-	1,000
Other	929	2,464
Total	$15,412	$14,717

Other liabilities:
Deferred compensation	$12,040	$11,553
Deferred income taxes	6,532	6,568
Operating lease liability	734	1,300
Total	$19,306	$19,421

(14) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(15) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheets. Lease expense for operating leases with original terms of more than twelve months was $357,000 and $289,000 for the three-month periods ended July 3, 2021 and June 27, 2020, respectively, and $1.1 million and $953,000 for the nine-month periods ended July 3, 2021 and June 27, 2020, respectively.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate, which approximates the rate to borrow on a collateralized basis, as of the commencement date in determining the present value of lease payments.

Supplemental cash flow and non-cash information related to leases is as follows:

	Nine Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Cash paid for operating leases included in operating cash flows	$1,084	$959
Right-of-use assets obtained in exchange for new lease obligations	303	755

Supplemental balance sheet information related to leases is as follows:

(In thousands)	July 3, 2021	October 3, 2020
Right-of-use assets:
Other assets	$1,788	$2,522

Lease liabilities:
Accrued expenses	1,059	1,230
Other liabilities	734	1,300
Total operating lease liabilities	$1,793	$2,530

As of July 3, 2021, our operating leases had a weighted average remaining lease term of 1.8 years and a weighted average discount rate of 4.2%. Aggregate future operating lease payments as of July 3, 2021 are as follows:

(In thousands)
2021	$319
2022	989
2023	498
2024	62
Total future operating lease payments	1,868
Less: imputed interest	(75)
Present value of lease liabilities	$1,793

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

COVID-19 Update

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the rapid spread of the outbreak caused significant disruptions in the U.S. and global economies. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security, and our facilities were allowed to remain open. Accordingly, COVID-19 has had limited impact on our operations to date. While the U.S. economy appears to be entering a recovery and operating conditions are improving, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and the potential effect on our financial position, results of operations, and cash flows. The situation remains dynamic and the ultimate duration and magnitude on our business are not known at this time.

Results of Operations

Statements of Operations – Selected Data

	Three Months Ended				Nine Months Ended
	July 3,			June 27,	July 3,		June 27,
(Dollars in thousands)	2021	Change		2020	2021	Change	2020

Net sales	$160,739	31.8%		$121,959	$419,343	25.4%	$334,387
Gross profit	31,550	113.1%		14,805	81,629	124.7%	36,325
Percentage of net sales	19.6%			12.1%	19.5%		10.9%
Selling, general and administrative expense	$6,184	(7.6%	)	$6,694	$25,067	13.7%	$22,040
Percentage of net sales	3.8%			5.5%	6.0%		6.6%
Restructuring charges, net	$1,598	97.8%		$808	$2,800	192.6%	$957
Acquisition costs	-	(100.0%	)	8	-	(100.0% )	195
Other expense (income), net	35	N/M		(1,240)	123	N/M	(1,283)
Interest expense	24	(7.7%	)	26	73	(6.4% )	78
Interest income	(5)	(77.3%	)	(22)	(15)	(96.7% )	(452)
Effective income tax rate	22.4%			21.9%	22.6%		21.7%
Net earnings	$18,395	176.0%		$6,664	$41,458	257.9%	$11,583

"N/M" = not meaningful

Third Quarter of Fiscal 2021 Compared to Third Quarter of Fiscal 2020

Net Sales

Net sales for the third quarter of 2021 increased 31.8% to $160.7 million from $122.0 million in the prior year quarter, reflecting a 32.9% increase in average selling prices partially offset by a 1% decrease in shipments. The increase in selling prices was driven by both strong demand for our products and price increases implemented in the current quarter to recover the escalation in raw material costs. The decrease in shipments was due to the impact of tight supply conditions for raw materials during the current year quarter. Shipments in the current and prior year quarter were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the third quarter of 2021 increased 113.1% to $31.5 million, or 19.6% of net sales, from $14.8 million, or 12.1% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($20.0 million) partially offset by higher manufacturing costs ($3.2 million) and a decrease in shipments ($139,000). The increase in spreads was driven by higher average selling prices ($40.7 million) partially offset by higher raw material costs ($19.9 million) and freight expense ($735,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2021 decreased 7.6% to $6.2 million, or 3.8% of net sales, from $6.7 million, or 5.5% of net sales, in the prior year quarter primarily due to lower compensation ($793,000) and legal ($155,000) expense partially offset by the relative year-over-year changes in the cash surrender value of life insurance policies ($364,000) and higher travel ($181,000) expense. The decrease in compensation expense was largely driven by lower incentive plan expense due to previously achieving the maximum incentive plan benefit during the first half of the year due to our strong financial results. The decrease in legal expense was primarily related to lower costs associated with trade matters, which concluded during the current quarter. The cash surrender value of life insurance policies increased $367,000 in the current year quarter compared with $731,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $1.6 million were incurred in the third quarter of 2021 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition, and consolidation of our PC strand operations. Net restructuring charges for the current quarter included asset impairment charges ($1.4 million), facility closure ($176,000) and equipment relocation ($35,000) costs. Net restructuring charges of $808,000 were incurred in the prior year quarter for facility closure costs ($373,000), asset impairment charges ($343,000), employee separation ($76,000) and equipment relocation ($16,000) costs.

Other Income

Other income of $1.2 million for the prior year third quarter was primarily related to a gain from the disposition of assets held for sale.

Income Taxes

Our effective tax rate for the third quarter of 2021 increased to 22.4% from 21.9% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the third quarter of 2021 increased to $18.4 million ($0.94 per diluted share) from $6.7 million ($0.34 per diluted share) in the prior year quarter primarily due to the increase in gross profit partially offset by net restructuring charges associated with the consolidation of our PC strand operations.

First Nine Months of Fiscal 2021 Compared to First Nine Months of Fiscal 2020

Net Sales

Net sales for the first nine months of 2021 increased 25.4% to $419.3 million from $334.4 million in the same year-ago period, reflecting a 16.5% increase in average selling prices along with an 7.7% increase in shipments. The increase in selling prices was driven by price increases implemented in the first nine months of the current year to recover the escalation in raw material costs. The increase in shipments was primarily due to improved market conditions, the additional business provided by the STM Acquisition and strengthening demand for our products relative to the prior year. Shipments during the current year period were impacted by tight supply conditions for raw materials. Shipments for both periods were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the first nine months of 2021 increased 124.7% to $81.6 million, or 19.5% of net sales, from $36.3 million, or 10.9% of net sales, in the same year-ago period. The year-over-year increase was primarily due to the higher spreads between average selling prices and raw material costs ($45.3 million) and an increase in shipments ($2.5 million) partially offset by higher manufacturing costs ($2.5 million). The increase in spreads was driven by higher average selling prices ($60.7 million) partially offset by higher raw material costs ($14.4 million) and higher freight expense ($1.0 million).

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2021 increased 13.7% to $25.1 million, or 6.0% of net sales, from $22.0 million, or 6.6% of net sales, in the same year-ago period primarily due to higher compensation ($4.8 million) and legal ($984,000) expense partially offset by the relative year-over-year changes in the cash surrender value of life insurance policies ($1.7 million), lower earnout ($685,000) and employee benefit ($218,000) expense. The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year period. The increase in legal expense was primarily related to costs associated with trade matters. The cash surrender value of life insurance policies increased $1.5 million in the current year period compared with a decrease of $175,000 in the prior year period due to the corresponding changes in the value of the underlying investments. The decrease in earnout expense was due to the revaluation of a contingent earnout liability in the prior year period. The decrease in employee benefit expense was due to lower employee health insurance costs in the current year period.

Restructuring Charges, Net

Net restructuring charges of $2.8 million were incurred in the first nine months of 2021 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition, and consolidation of our PC strand operations. Net restructuring charges for the current period included asset impairment charges ($1.4 million), facility closure ($987,000), equipment relocation ($409,000) and employee separation ($13,000) costs. Net restructuring charges of $957,000 were incurred in the prior year period for facility closure costs ($393,000), asset impairment charges ($343,000), employee separation ($205,000) and equipment relocation ($16,000) costs.

Acquisition Costs

Acquisition costs of $195,000 were incurred in the first nine months of 2020 for legal, accounting and other professional fees related to the STM Acquisition.

Other Income

Other income of $1.3 million for the first nine months of 2020 was primarily related to a gain from the disposition of assets held for sale.

Income Taxes

Our effective tax rate for the first nine months of 2021 increased to 22.6% from 21.7% for the same year ago period primarily due to a $224,000 discrete tax benefit recorded in the prior year period in connection with the net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act, which was enacted in March 2020.

Net Earnings

Net earnings for the first nine months of 2021 increased to $41.5 million ($2.13 per diluted share) from $11.6 million ($0.60 per share) in the same year-ago period primarily due to the increase in gross profit partially offset by higher SG&A expense and net restructuring charges associated with the consolidation of our PC strand operations.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Nine Months Ended
	July 3,	June 27,
	2021	2020
Net cash provided by operating activities	$65,462	$44,628
Net cash used for investing activities	(13,884)	(19,627)
Net cash used for financing activities	(30,439)	(1,811)

Net working capital	152,184	137,056
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$276,996	$257,066
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$276,996	$257,066

Operating Activities

Operating activities provided $65.5 million of cash during the first nine months of 2021 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $11.9 million of cash due to a $19.6 million increase in accounts payable and accrued expenses partially offset by a $5.5 million increase in accounts receivable and a $2.2 million increase in inventories. The increase in accounts payable and accrued expenses was related to higher raw material purchases near the end of the period along with higher unit costs. The increase in accounts receivable was largely driven by higher average selling prices. The increase in inventories was due to higher unit costs partially offset by a decrease in unit volumes.

Operating activities provided $44.6 million of cash during the first nine months of 2020 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $19.1 million of cash due to a $26.3 million increase in accounts payable and accrued expenses partially offset by a $6.9 million increase in accounts receivable and a $0.3 million increase in inventories. The increase in accounts payable and accrued expenses was largely related to higher raw material purchases driven by the higher shipments during the period. The increase in accounts receivable was largely driven by the increase in shipments during the third quarter of 2020 partially offset by lower average selling prices. The increase in inventories was due to the higher raw material purchases during the third quarter of 2020 mostly offset by lower unit costs.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $13.9 million of cash during the first nine months of 2021 compared to $19.6 million during the prior year period primarily due to the prior year STM Acquisition ($18.4 million). Capital expenditures increased to $13.7 million from $3.4 million in the prior year period and are expected to total up to $20.0 million for fiscal 2021, which include expenditures to upgrade and deploy the STM assets, advance the growth of our ESM business and support cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $30.4 million of cash during the first nine months of 2021 compared to $1.8 million during the prior year period. During the first nine months of 2021, we declared and paid a special dividend totaling $29.0 million, or $1.50 per share, and regular quarterly dividends of $1.8 million, or $0.09 per share. During the first nine months of 2020, we paid regular quarterly cash dividends of $1.7 million, or $0.09 per share.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of July 3, 2021, no borrowings were outstanding on the Credit Facility, $92.0 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first nine months of 2021, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the period. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

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

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our 2020 Annual Report for further information regarding our critical accounting policies and estimates. As of July 3, 2021, there were no changes in our critical accounting policies or the application of those policies from those reported in our 2020 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the balance of fiscal 2021, we expect to benefit from continued robust demand in our construction markets. The economic recovery along with positive signals from widely-monitored leading market indicators in private non-residential construction and a resilient public construction market are supporting our optimism in the demand outlook. In addition, the recent favorable rulings in the PC strand and standard welded wire reinforcement trade cases are expected to continue to have a positive impact on those markets. We also believe there is a possibility that Congress and the Administration will successfully negotiate an infrastructure investment plan that may benefit our markets, although the ultimate size and timing of any improvements is not possible to project.

Our markets remain vulnerable to the pace of recovery in the U.S. economy and our visibility continues to be limited by the lingering impact of COVID-19 on our markets. Additionally, the tight supply and escalating prices for steel wire rod, our primary raw material, may result in some plant operating inefficiencies and customer service delays. We expect to pass the rising costs through the supply chain and would anticipate margins returning to more normalized levels once the raw materials markets stabilize.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2021, a 10% increase in the price of wire rod would have resulted in a $23.2 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of July 3, 2021, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of July 3, 2021.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 3, 2021. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended July 3, 2021, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2020 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2020 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of July 3, 2021, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three- and nine-month periods ended July 3, 2021 and June 27, 2020.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended July 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended July 3, 2021 and June 27, 2020, (ii) the Consolidated Balance Sheets as of July 3, 2021 and October 3, 2020, (iii) the Consolidated Statements of Cash Flows for the nine months ended July 3, 2021 and June 27, 2020, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 3, 2021 and June 27, 2020, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: July 22, 2021	By:	/s/ Mark A. Carano
Mark A. Carano
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)