Form 10-K
period 2021-10-02
INSTEEL INDUSTRIES INC
filed 2021-10-28
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2021

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

Registrant’s telephone number, including area code: (336) 786‑2141

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 3, 2021 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $491,142,483 based upon the closing sale price as reported on the New York Stock Exchange. As of October 27, 2021, there were 19,407,980 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2022 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold mainly to manufacturers of concrete products that are used primarily in nonresidential construction. For fiscal 2021, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2021, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any customers that represented 10% or more of our net sales in fiscal years 2021, 2020 and 2019. The loss of a single customer or a few customers would not have a material adverse impact on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2021 will be shipped during the first quarter of fiscal 2022.

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

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. U.S. government trade policies and trade actions by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2021 and 2020 represented approximately 16% and 7%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades, and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

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

In response to illegally traded import competition from offshore PC strand suppliers, we have pursued trade cases, when necessary, as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. In 2003, we joined together with a coalition of domestic PC strand producers and filed petitions with the U.S. Department of Commerce (the “DOC”) alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than fair value and had injured the domestic PC strand industry. The DOC ruled in our favor and imposed anti-dumping duties ranging from 12% up to 119%, which had the effect of limiting the participation of these countries in the domestic market. In 2010, we joined together with a coalition of domestic PC strand producers and filed petitions with the DOC alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had injured the domestic PC strand industry. The DOC ruled in our favor and imposed final countervailing duty margins ranging from 9% to 46% and anti-dumping margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market. In 2020, we joined two other domestic PC strand producers and filed anti-dumping petitions against Argentina, Columbia, Egypt, Indonesia, Italy, Malaysia, Netherlands, Saudi Arabia, South Africa, Spain, Taiwan, Tunisia, Turkey, Ukraine and the United Arab Emirates. In January 2021, with respect to 8 countries, and in April 2021, with respect to 7 countries, the DOC ruled in our favor and imposed anti-dumping duties ranging from 4% to 194%, which had the effect of limiting the participation of these countries in the domestic market. Additionally, in 2020, we and four other domestic producers of SWWR filed anti-dumping petitions against Mexico. In July 2021, the DOC ruled in our favor and imposed final countervailing duty margins ranging from 23% to 110%, which had the effect of limiting the continued participation of Mexican producers in the domestic market.

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

Human Capital

We value all our employees and their important role in the long-term success of the company. Our culture is rooted in three core principles: safety, pay for performance and equal opportunity. As of October 2, 2021, we had 913 employees, none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

Safe Operations

Our employees are extensively trained in a formal process of risk reduction and hazard elimination and empowered with the authority to stop equipment or tasks until work can be safely accomplished. “Safe Operations with Zero Harm,” our internal safety philosophy, is a key part of our ongoing employee training and operations. Zero Harm is managing risk, so no injuries, illness, or negative impact is experienced by employees, community, customers, property, the environment and shareholders. We monitor our safety performance through a key range of leading and lagging measures of safety.

Leading Indicator Measures:	Lagging Indicator Measures:
● Hazard management process training ● Leadership engagement ● Employee involvement	● Rolling 12-month Incident Recordable Rate ● Lost Time Rate ● Severity Rate – Days Away, Restricted, and Transferred (DART)

Equitable Compensation

Our production and skilled trades team members earn pay increases through our “Pay for Skills” program and share in productivity pay through our “Team Share” incentive program. Our salaried team members also have a compensation structure that rewards individual performance in addition to company performance. We believe a compensation structure, which rewards both individual initiative and team accomplishments, leads to higher levels of performance.

Equal Opportunity

Our business depends on talented individuals who bring diverse skills, experiences, and backgrounds. We believe in a collaborative workplace that is based on the fundamentals of dignity, respect, equality and opportunity for all and encourage transparency and access to leadership through our Open-Door Policy, Code of Business Conduct (including Whistleblower Hotline), Equal Opportunity Policy, Harassment Policy, and Mission and Values.

Our performance and succession development process includes all employees. We have many team members in key leadership roles who started in entry-level roles and have grown in their careers by partnering with us in their development plans. In addition, we are involved in many outreach programs in our communities to provide opportunities to diverse talent sources that may otherwise be overlooked or face barriers to equal opportunity.

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

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2022.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available at no cost on our website at https://investors.insteel.com and the SEC’s website at www.sec.gov as soon as reasonably practicable after we file these reports with the SEC. The information available on our website and the SEC’s website is not incorporated into this report or any of our filings with the SEC.

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

Industry Specific Risks

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

Certain of our PC strand and SWWR markets are subject to foreign import competition on an ongoing basis. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted. In response to illegally traded import competition from offshore PC strand and SWWR suppliers, we have pursued trade cases, when necessary, as a means of ensuring that foreign producers were complying with the applicable trade laws and regulations. Such actions may be costly and may not be successful. Trade law enforcement is critical to our ability to maintain our competitive position against foreign PC strand and SWWR producers that engage in unlawful trade practices.

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

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. For example, U.S. government trade policies and trade actions by domestic wire rod producers against other countries can significantly impact the availability and cost of imported wire rod. The imposition of tariffs, quotas or anti-dumping or countervailing duty margins by the U.S. government against exporting countries can have the effect of reducing or eliminating their competitiveness and participation in the domestic market. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs. Because tight market conditions typically affect the entire industry, during past periods of short raw material supply, margins and profitability have been favorably impacted due to curtailed availability of PC strand and WWR that supported higher average selling prices. There is no assurance that future short supply conditions in raw material markets would result in similar outcomes, however.

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

Operational Risks

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

Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor and to provide healthcare and other benefits to our employees could increase, adversely impacting profitability. As the labor market recovers from the effects of the COVID-19 pandemic, competition for employees has escalated which has increased costs associated with attracting and retaining employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Changes to healthcare regulations involving the Patient Protection and Affordable Care Act may also increase the cost of providing such benefits to our employees. We cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

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

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of raw materials, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Additionally, we have facilities located in areas that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities and inventory as well business interruption caused by such events. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products and delay shipments of our products to customers. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Additionally, we may face increased costs to respond to future water laws and regulations, and operations in areas with limited water availability may be impacted if droughts become more frequent or severe. Any such events could have a material adverse effect on our costs or results of operations.

Financing Risks

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

Legal and Regulatory Risks

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

General Risks

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the ongoing COVID-19 pandemic.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the ongoing COVID-19 pandemic. Governments around the world have implemented stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, vaccination mandates and other measures. These measures, along with further voluntary measures by businesses and individuals, may impact our working conditions, productivity and operations, as well as those of our customers and suppliers. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the ongoing COVID-19 pandemic and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak, the emergence of additional virus variants, vaccination rates and the effectiveness of actions taken globally to contain or mitigate its effects. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business due to any resulting economic recession. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and the potential effect on our financial position, results of operations, and cash flows. The situation remains dynamic and the ultimate duration and impact on our business are not known at this time.

Our stock price can be volatile, often in connection with matters beyond our control.

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2021, our common stock traded as high as $44.00 and as low as $18.83. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. As of October 2, 2021, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri. Additionally, we are currently pursuing the sale of an idle facility located in Summerville, South Carolina.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
H. O. Woltz III	65	President, Chief Executive Officer and Chairman of the Board
Mark A. Carano	52	Senior Vice President, Chief Financial Officer and Treasurer
James F. Petelle	71	Vice President Administration, Secretary and Chief Legal Officer
Richard T. Wagner	62	Senior Vice President and Chief Opertating Officer
James R. York	63	Senior Vice President, Sourcing and Logistics

H. O. Woltz III, 65, has served as Chief Executive Officer since 1991, as President since 1989 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz has served as Chairman of the Board since 2009.

Mark A. Carano, 52, has served as Senior Vice President, Chief Financial Officer and Treasurer since October 2020 and as Vice President, Chief Financial Officer and Treasurer from May 2020 to October 2020. Prior to Insteel, Mr. Carano had been employed by Big River Steel, a privately-held manufacturer of steel products, having served as Chief Financial Officer since April 2019. Prior to Big River Steel, he served in various senior management finance roles with Babcock & Wilcox Enterprises from June 2013 to October 2018. Mr. Carano also has 14 years of combined investment banking experience with Bank of America, Merrill Lynch, Deutsche Bank and First Union Securities.

James F. Petelle, 71, has served as Vice President, Administration, Secretary and Chief Legal Officer since October 2020. He joined us in October 2006 and was elected Vice President and Assistant Secretary in November 2006 and Vice President, Administration and Secretary in January 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 62, joined us in 1992 and has served as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. He was appointed Vice President of the parent company, Insteel Industries, Inc. in February 2007 and Senior Vice President and Chief Operating Officer in October 2020. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

James R. York, 63, has served as Senior Vice President, Sourcing and Logistics since October 2020, and as Vice President, Sourcing and Logistics since joining us in 2018.  Prior to Insteel, he served in various senior management roles with Leggett & Platt, a publicly-held manufacturer of diversified engineered products, from 2002 to 2018, including Group President-Rod and Wire Products, Unit President-Wire Products and Unit President-Specialty Products.  Mr. York served in a range of leadership positions at Bekeart Corporation, a U.S. subsidiary of N.V. Bekeart A.S. of Belgium, from 1983 to 2002.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Since March 17, 2021 our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “IIIN”. Before March 17, 2021, our common stock traded on the Nasdaq Global Select Market. As of October 27, 2021, there were 508 shareholders of record.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended October 2, 2021. The graph and table assume that $100 was invested on October 1, 2016 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	October 1, 2016	September 30, 2017	September 29, 2018	September 28, 2019	October 3, 2020	October 2, 2021
Insteel Industries, Inc.	$100.00	$74.73	$106.77	$61.97	$57.11	$125.63
Russell 2000	100.00	120.74	139.14	126.77	127.27	187.94
S&P Building Products	100.00	105.06	95.39	112.47	130.27	188.71

Issuer Purchases of Equity Securities

Information regarding our share repurchase authorization is discussed in Note 19 to our consolidated financial statements and incorporated herein by reference.

Item 6. Reserved.

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

Impact of COVID-19

Despite the significant disruption in the U.S. and global economies, including supply chain challenges and labor market obstacles, COVID-19 has had a limited impact on our operations to date. We have implemented procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention guidelines. While the U.S. economy appears to be entering a recovery and operating conditions are improving, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and the potential effect on our financial position, results of operations, and cash flows. There are many uncertainties regarding the future and ultimate impact that COVID-19 will have on all aspects of our business. We will continue to assess and make adjustments as necessary.

Critical Accounting Estimates

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

Accounting estimates are considered critical if both of the following conditions are met: (1) the nature of the estimates or assumptions is material because of the levels of subjectivity and judgment needed to account for matters that are highly uncertain and susceptible to change and (2) the effect of the estimates and assumptions is material to the financial statements.

We have reviewed our accounting estimates, and none were deemed to be considered critical for the accounting periods presented.

Recent Accounting Pronouncements.

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements and incorporated herein by reference.

Results of Operations

The following discussion and analysis of our financial condition and results of operations is for the year ended October 2, 2021 compared with the year ended October 3, 2020. Discussions of our financial condition and results of operations for the year ended October 3, 2020 compared to September 28, 2019 that have been omitted under this item can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, which was filed with the SEC on October 29, 2020.

The table below presents a summary of our results of operations for fiscal 2021 and fiscal 2020.

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	October 2,		October 3,
	2021	Change	2020
Net sales	$590,601	25.0%	$472,618
Gross profit	121,548	117.9%	55,787
Percentage of net sales	20.6%		11.8%
Selling, general and administrative expense	$32,388	3.3%	$31,348
Percentage of net sales	5.5%		6.6%
Restructuring charges, net	$2,868	69.2%	$1,695
Acquisition costs	-	(100.0%)	195
Other expense (income), net	114	N/M	(1,254)
Interest expense	96	(9.4%)	106
Interest income	(21)	(95.6%)	(473)
Effective income tax rate	22.6%		21.4%
Net earnings	$66,610	250.4%	$19,009

"N/M"= Not meaningful

2021 Compared with 2020

Net Sales

Net sales increased 25.0% to $590.6 million in 2021 from $472.6 million in 2020, reflecting a 25.7% increase in selling prices partially offset by a 0.6% decrease in shipments. The increase in average selling prices was driven by price increases implemented in the current year primarily to recover the escalation in raw material costs together with strong demand for our products. Shipments for the prior year benefited from an extra week based on our fiscal calendar. On a pro forma basis adjusting the prior year to reflect the same 52-week period as 2021, the year-over-year shipment increase was 1.6%. The pro forma increase in shipments was primarily due to improved market conditions, the additional business provided by the STM Acquisition and strengthening demand for our products relative to the prior year, which offset the impact on shipments resulting from sustained tight supply conditions for raw materials. Shipments for both years were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit increased 117.9% to $121.5 million, or 20.6% of net sales, in 2021 from $55.8 million, or 11.8% of net sales, in 2020. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($73.2 million) partially offset by higher manufacturing costs ($7.0 million) and a decrease in shipments ($436,000). The increase in spreads was driven by higher average selling prices ($122.2 million) partially offset by higher raw material costs ($46.7 million) and freight expense ($2.3 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 3.3% to $32.4 million, or 5.5% of net sales, in 2021 from $31.3 million, or 6.6% of net sales, in 2020 primarily due to higher compensation ($3.5 million) and legal expense ($392,000) offset by the relative year-over-year changes in the cash surrender value of life insurance policies ($1.3 million) and lower earnout expense ($1.4 million). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year. The increase in legal expense was primarily related to costs associated with trade matters. The decrease in earnout expense was due to the revaluation of a contingent earnout liability in the prior year.

Restructuring Charges, Net

Net restructuring charges of $2.9 million were incurred in 2021 compared with $1.7 million in the prior year. The net restructuring charges were related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition, and consolidation of our PC strand operations. Net restructuring charges in 2021 included asset impairment charges ($1.4 million), facility closure costs ($1.0 million), equipment relocation costs ($423,000) and employee separation costs ($13,000). The net restructuring charges incurred in the prior year were for facility closure costs ($806,000), equipment relocation costs ($482,000), impairment charges related to the decommissioning of equipment ($343,000) and employee separation costs ($182,000). These charges were partially offset by a $118,000 gain from the sale of equipment associated with the Summerville facility.

Acquisition Costs

Acquisition costs of $195,000 were incurred in 2020 for legal, accounting and other professional fees related to the STM Acquisition. There were no acquisition costs incurred in 2021.

Other Expense (Income), Net

Other expense was $114,000 for 2021 compared with other income of $1.3 million in 2020. Other income in the prior year was primarily related to a gain from the disposition of assets held for sale.

Income Taxes

Our effective income tax rate for 2021 increased to 22.6% from 21.4% in 2020 due to a discrete tax benefit recorded in the prior year in connection with the net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act, which was enacted in March 2020.

Net Earnings

Net earnings increased to $66.6 million ($3.41 per diluted share) in 2021 from $19.0 million ($0.98 per diluted share) in 2020 primarily due to the increase in gross profit partially offset by higher SG&A expense and restructuring charges associated with the consolidation of our PC strand operations.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash and cash equivalents, cash generated by operating activities and borrowing availability provided under our $100.0 million revolving credit facility (the “Credit Facility”). Our principal capital requirements include funding working capital, capital expenditures, dividends and any share repurchases. As of October 2, 2021, our cash and cash equivalents totaled $89.9 million compared with $68.7 million as of October 3, 2020.

Selected Financial Data

(Dollars in thousands)

	Year Ended
	October 2,	October 3,
	2021	2020
Net cash provided by operating activities	$69,878	$56,224
Net cash used for investing activities	(17,805)	(23,174)
Net cash used for financing activities	(30,877)	(2,543)

Cash and cash equivalents	89,884	68,688
Net working capital	178,057	143,360
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$302,038	$264,803
Percentage of total capital	100%	100%
Total capital (total debt + shareholders' equity)	$302,038	$264,803

Operating Activities

Operating activities provided $69.9 million of cash in 2021 primarily from net earnings adjusted for non-cash items partially offset by an increase in working capital. Working capital used $12.3 million of cash due to a $14.1 million increase in accounts receivable and a $10.1 million increase in inventories partially offset by an $11.9 million increase in accounts payable and accrued expenses. The increase in accounts receivable and inventories were due to the escalation in raw material costs and average selling prices during 2021. The increase in accounts payable and accrued expenses was primarily related to raw material purchases with higher unit costs near the end of the period and, to a lesser extent, increases in accrued salaries, wages and related expenses and income taxes.

Operating activities provided $56.2 million of cash in 2020 primarily from net earnings adjusted for non-cash items together with decrease in working capital. Working capital provided $19.4 million of cash due to a $20.2 million increase in accounts payable and accrued expenses and a $5.1 million decrease in inventories partially offset by a $5.8 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily related to higher raw material purchases near the end of the year together with increases in accrued salaries, wages and related expenses, earnout liability and income taxes. The decrease in inventories was primarily driven by lower unit costs partially offset by higher raw material purchases. The increase in accounts receivable was primarily related to higher shipments partially offset by lower average selling prices.

We may elect to adjust our operating activities as there are changes in the conditions in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $17.8 million of cash in 2021 primarily due to capital expenditures ($17.5 million) and an increase in the cash surrender value of life insurance policies ($0.4 million). Investing activities used $23.2 million of cash in 2020 primarily due to the STM Acquisition ($18.4 million) and capital expenditures ($7.1 million) partially offset by the receipt of proceeds from the sale of assets held for sale ($2.2 million). Capital expenditures for both years focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements. Capital expenditures are expected to total up to $25.0 million in 2022, which include expenditures primarily to advance the growth of our engineered structural mesh business and to support cost and productivity improvement initiatives as well as recurring maintenance requirements. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $30.9 million of cash in 2021 and $2.5 million of cash in 2020. In 2021, $31.3 million of cash was used for dividend payments (including a special cash dividend of $29.0 million, or $1.50 per share, and regular cash dividends totaling $2.3 million), which was partially offset by $1.1 million of proceeds from the exercise of stock options. In 2020, $2.3 million of cash was used for dividend payments.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a Credit Facility that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 2, 2021, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million (see Note 8 to the consolidated financial statements). As of October 3, 2020, there were no borrowings outstanding on the Credit Facility.

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

Contractual Obligations

In addition to our discussion and analysis surrounding our liquidity and capital resources, our contractual obligations and commitments as of October 2, 2021, include:

●

Raw Material Purchase Commitments – See Note 12, “Commitments and Contingencies,” within our consolidated financial statements for further details concerning our non-cancelable raw material purchase commitments.

●

Supplemental Employee Retirement Plan Obligations – See Note 11, “Employee Benefit Plans,” within our consolidated financial statements for further detail of our obligations and the timing of expected future payments under our supplemental employee retirement plan.

●

Operating Leases – See Note 13, “Leases,” within our consolidated financial statements for further detail of our obligations and the timing of expected future payments, including a five-year maturity schedule.

●

Debt Obligations and Interest Payments - See Note 8, “Long-Term Debt,” within our consolidated financial statements for further detail of our debt and the timing of expected future principal and interest payments. As of October 2, 2021, there were no borrowings outstanding.

●	Capital Expenditures – As of October 2, 2021, we had contractual commitments for capital expenditures of $3.6 million.

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs.

During 2021, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the year. In 2020, selling prices for our products declined in response to low-priced import competition, which negatively impacted our financial results. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products is uncertain at this time.

Outlook

Looking ahead to fiscal 2022, we expect continued robust demand in our construction markets. The economic recovery along with sustained favorable forecasts from widely monitored leading market indicators in private non-residential construction and a resilient public construction market are supporting our optimism in the demand outlook. We also believe there is a possibility that Congress and the Administration will successfully negotiate an infrastructure investment plan that may benefit our markets, although the ultimate size and timing of any improvements are not possible to project.

The supply shortage and escalating prices for steel wire rod, our primary raw material, remains a key concern. In addition, critically tight labor markets are expected to continue to negatively affect our operations. These challenges may impact our ability to meet fully our customer demand and result in plant operating inefficiencies and customer service delays. We expect to continue passing the rising costs through the supply chain, but we would anticipate margins returning to more normalized levels once the raw materials markets stabilize. Additionally, our markets and operations remain vulnerable to the lingering impact of COVID-19.

Regardless of the market dynamics, we continue to focus on those factors we control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth. Finally, we will continue to pursue acquisitions opportunistically in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in strength of home markets, foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2021 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $32.7 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of October 2, 2021, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 2, 2021. During 2021, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	October 2,	October 3,	September 28,
	2021	2020	2019
Net sales	$590,601	$472,618	$455,713
Cost of sales	469,053	416,831	425,652
Gross profit	121,548	55,787	30,061
Selling, general and administrative expense	32,388	31,348	24,504
Restructuring charges, net	2,868	1,695	-
Acquisition costs	-	195	-
Other expense (income), net	114	(1,254)	(1,773)
Interest expense	96	106	168
Interest income	(21)	(473)	(293)
Earnings before income taxes	86,103	24,170	7,455
Income taxes	19,493	5,161	1,857
Net earnings	$66,610	$19,009	$5,598

Net earnings per share:
Basic	$3.44	$0.99	$0.29
Diluted	3.41	0.98	0.29

Cash dividends declared	1.62	0.12	0.12

Weighted average shares outstanding:
Basic	19,344	19,278	19,243
Diluted	19,534	19,383	19,340

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	October 2,	October 3,	September 28,
	2021	2020	2019

Net earnings	$66,610	$19,009	$5,598

Adjustment to defined benefit plan liability, net of income taxes of $154, ($93) and $239, respectively	(486)	292	(754)
Other comprehensive (loss) income	(486)	292	(754)

Comprehensive income	$66,124	$19,301	$4,844

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 2,	October 3,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$89,884	$68,688
Accounts receivable, net	67,917	53,817
Inventories	79,049	68,963
Other current assets	10,056	5,570
Total current assets	246,906	197,038
Property, plant and equipment, net	105,624	101,392
Intangibles, net	7,668	8,567
Goodwill	9,745	9,745
Other assets	20,767	21,160
Total assets	$390,710	$337,902

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$49,443	$38,961
Accrued expenses	19,406	14,717
Total current liabilities	68,849	53,678
Other liabilities	19,823	19,421
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2021, 19,408; 2020, 19,304	19,408	19,304
Additional paid-in capital	78,688	76,387
Retained earnings	206,384	171,068
Accumulated other comprehensive loss	(2,442)	(1,956)
Total shareholders’ equity	302,038	264,803
Total liabilities and shareholders’ equity	$390,710	$337,902

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at September 29, 2018	19,223	$19,223	$72,852	$151,084	$(1,494)	$241,665
Net earnings				5,598		5,598
Other comprehensive loss(1)					(754)	(754)
Vesting of restricted stock units	38	38	(38)			-
Compensation expense associated with stock-based plans			2,057			2,057
Restricted stock units and stock options surrendered for withholding taxes payable			(239)			(239)
Cash dividends declared				(2,310)		(2,310)
Balance at September 28, 2019	19,261	19,261	74,632	154,372	(2,248)	246,017
Net earnings				19,009		19,009
Other comprehensive income(1)					292	292
Vesting of restricted stock units	43	43	(43)			-
Compensation expense associated with stock-based plans			2,028			2,028
Restricted stock units and stock options surrendered for withholding taxes payable			(230)			(230)
Cash dividends declared				(2,313)		(2,313)
Balance at October 3, 2020	19,304	19,304	76,387	171,068	(1,956)	264,803
Net earnings				66,610		66,610
Other comprehensive loss(1)					(486)	(486)
Stock options exercised	74	74	1,008			1,082
Vesting of restricted stock units	30	30	(30)			-
Compensation expense associated with stock-based plans			1,988			1,988
Restricted stock units and stock options surrendered for withholding taxes payable			(665)			(665)
Cash dividends declared				(31,294)		(31,294)
Balance at October 2, 2021	19,408	$19,408	$78,688	$206,384	$(2,442)	$302,038

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2019 $239, 2020 ($93) and 2021 $154.

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 2,	October 3,	September 28,
	2021	2020	2019
Cash Flows From Operating Activities:
Net earnings	$66,610	$19,009	$5,598
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,521	14,255	13,553
Amortization of capitalized financing costs	65	66	65
Stock-based compensation expense	1,988	2,028	2,057
Deferred income taxes	(118)	(424)	1,798
Asset impairment charges	1,415	343	-
Loss (gain) on sale and disposition of property, plant and equipment	125	(1,114)	(1,688)
Increase in cash surrender value of life insurance policies over premiums paid	(1,533)	(243)	(187)
Gain from life insurance proceeds	-	(200)	-
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(14,100)	(5,806)	7,302
Inventories	(10,086)	5,060	23,306
Accounts payable and accrued expenses	11,891	20,159	(42,592)
Other changes	(900)	3,091	(2,604)
Total adjustments	3,268	37,215	1,010
Net cash provided by operating activities	69,878	56,224	6,608

Cash Flows From Investing Activities:
Acquisition of business	-	(18,356)	-
Capital expenditures	(17,500)	(7,114)	(10,512)
Proceeds from property insurance	-	-	1,192
Proceeds from sale of property, plant and equipment	-	40	19
Proceeds from surrender of life insurance policies	32	260	67
Increase in cash surrender value of life insurance policies	(416)	(390)	(322)
Proceeds from sale of assets held for sale	79	2,186	-
Proceeds from life insurance claims	-	200	-
Net cash used for investing activities	(17,805)	(23,174)	(9,556)

Cash Flows From Financing Activities:
Proceeds from long-term debt	297	322	44,333
Principal payments on long-term debt	(297)	(322)	(44,333)
Cash dividends paid	(31,294)	(2,313)	(2,310)
Cash received from exercise of stock options	1,082	-	-
Payment of employee tax withholdings related to net share transactions	(665)	(230)	(239)
Financing costs	-	-	(263)
Net cash used for financing activities	(30,877)	(2,543)	(2,812)

Net increase (decrease) in cash and cash equivalents	21,196	30,507	(5,760)
Cash and cash equivalents at beginning of period	68,688	38,181	43,941
Cash and cash equivalents at end of period	$89,884	$68,688	$38,181

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$49
Income taxes, net	16,799	1,919	1,743
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	501	769	377
Restricted stock units and stock options surrendered for withholding taxes payable	665	230	239
Payable related to holdback for business acquired	-	1,000	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 2, 2021, October 3, 2020 AND SEPTEMBER 28, 2019

(1) Description of Business

Insteel Industries, Inc. (“we,” “us,” “our,” “Insteel” or “the Company”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. Our products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors, rebar fabricators and contractors. We sell our products nationwide across the United States (“U.S.”) and, to a much lesser extent, into Canada, Mexico, and Central and South America.

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

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2021 and 2019 were 52-week periods and fiscal year 2020 was a 53-week period. All references to years relate to fiscal years rather than calendar years.

Principles of consolidation. The consolidated financial statements include the accounts of Insteel and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There is no assurance that actual results will not differ from these estimates.

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

The majority of our accounts receivable are due from customers that are located in the U.S. and are generally not secured by collateral depending upon the creditworthiness of the account. We provide an allowance for credit losses based upon our assessment of the credit risk of specific customers, historical trends and other information. We write off accounts receivable when they become uncollectible. There is no disproportionate concentration of credit risk.

Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. We account for forfeitures as they occur. We determine the fair value of stock options issued by using a Monte Carlo valuation model at the grant date, which considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

Employee benefit plan. We account for our supplemental retirement benefit agreements (each, a “SRBA”) in accordance with ASC Topic 715, “Compensation - Retirement Benefits”. Under the provisions of ASC Topic 715, we recognize net periodic pension cost and value liabilities based on certain actuarial assumptions, principally the assumed discount rate.

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SRBAs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. We currently expect net periodic pension cost for 2022 to be $1.0 million for the SRBAs. Cash contributions to the SRBAs during 2022 are expected to be $576,000.

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

The projected benefit obligations and net periodic pension cost for the SRBAs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates. A 0.25% decrease in the assumed discount rate for our SRBAs would have increased our projected and accumulated benefit obligations as of October 2, 2021 by approximately $356,000 and $293,000, respectively, and our expected net periodic pension cost for 2022 by approximately $39,000.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 5 - 15 years. Depreciation expense was approximately $13.6 million in 2021, $13.2 million in 2020 and $12.5 million in 2019 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense. No interest costs were capitalized in 2021, 2020 and 2019.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2021, 2020 and 2019. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how, non-competition agreements and trade names, and are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. Impairment charges of $1.4 and $0.3 million were recorded in 2021 and 2020, respectively, related to the impairment of long-lived assets resulting from the consolidation of our PC strand operations with the closure of our Summerville, South Carolina facility (see Note 5 to the consolidated financial statements). There were no impairment losses in 2019.

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

(3) Recent Accounting Pronouncements

Current Adoptions

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables, by replacing the “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 became effective for us in the first quarter of 2021. The adoption of this update did not have an impact on our consolidated financial statements. We estimate our allowance for doubtful accounts based upon several factors, including customer credit quality and historical write-off trends. The adoption of this guidance did not significantly impact our accounting policies or methods utilized to determine the allowance for doubtful accounts.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU No. 2017-04 became effective for us in the first quarter of 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial and adds new, as well as clarifies certain other, disclosure requirements. ASU No. 2018-14 became effective for us in fiscal 2021. The adoption of this guidance did not have a material impact on our disclosures.

Future Adoptions

In December 2019, the FASB issued ASU No. 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)." ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU No. 2019-12 will become effective for us in the first quarter of fiscal 2022. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. ASU No. 2020-04 is effective March 12, 2020 through December 31, 2022. The adoption of this guidance will not have a material impact on our consolidated financial statements and disclosures.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of October 2, 2021 and October 3, 2020.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for credit losses to provide for the estimated amount of receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful.

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

Following is a summary of the adjusted purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

The STM Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, “Business Combinations” (“ASC 805”). Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred.

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

Restructuring charges. In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of 2020. Following is a summary of the restructuring activity during 2021 and 2020:

	Employee	Equipment	Facility		Loss (Gain)
(In thousands)	Separation	Relocation	Closure	Asset	on Sale of
	Costs	Costs	Costs	Impairments	Equipment	Total
2021
Liability as of October 3, 2020	$-	$20	$151	$-	$-	$171
Restructuring charges, net	13	423	1,017	1,415	-	2,868
Cash payments	(13)	(443)	(1,178)	-	-	(1,634)
Non-cash charges	-	-		(1,415)	-	(1,415)
Liability as of October 2, 2021	$-	$-	$(10)	$-	$-	$(10)

2020
Restructuring charges, net	$182	$482	$806	$343	$(118)	$1,695
Cash payments	(182)	(462)	(655)	-	-	(1,299)
Non-cash charges	-	-	-	(343)	118	(225)
Liability as of October 3, 2020	$-	$20	$151	$-	$-	$171

During 2021, we determined the carrying value of the Summerville facility acquired in the STM Acquisition exceeded its fair value, less estimated costs to sell, and recorded an impairment of assets held for sale of $1.4 million within restructuring charges on our consolidated statements of operations for the year. As of October 2, 2021 and October 3, 2020, we recorded a liability of $10,000 and $171,000, respectively, for restructuring liabilities in accrued expenses on our consolidated balance sheet. We do not currently expect to incur any significant restructuring charges during 2022.

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

As of October 2, 2021 and October 3, 2020, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of October 2, 2021:
Current assets:
Cash equivalents	$86,395	$86,395	$-
Other assets:
Cash surrender value of life insurance policies	12,501	-	12,501
Total	$98,896	$86,395	$12,501

As of October 3, 2020:
Current assets:
Cash equivalents	$72,234	$72,234	$-
Other assets:
Cash surrender value of life insurance policies	10,584	-	10,584
Total	$82,818	$72,234	$10,584

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

As of October 2, 2021 and October 3, 2020, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from STM at fair value in 2020 (see Note 5 to the consolidated financial statements). During 2021, we recognized $1.4 million of impairment charges related to the Summerville facility acquired in the STM Acquisition to reflect its fair value of $6.3 million as of October 2, 2021. The Summerville facility was classified as assets held for sale in other assets on our consolidated balance sheet as of October 2, 2021. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of October 2, 2021:
Customer relationships	17.1	$9,870	$(3,482)	$6,388
Developed technology and know-how	20.0	1,800	(639)	1,161
Non-competition agreements	5.0	400	(284)	116
Trade name	2.7	250	(247)	3
		$12,320	$(4,652)	$7,668

As of October 3, 2020:
Customer relationships	17.1	$9,870	$(2,837)	$7,033
Developed technology and know-how	20.0	1,800	(551)	1,249
Non-competition agreements	5.0	1,860	(1,663)	197
Trade name	2.7	250	(162)	88
		$13,780	$(5,213)	$8,567

Amortization expense for intangibles was $899,000 in 2021, $1.0 million in 2020 and $1.1 million in 2019. Amortization expense for the next five years is $822,000 in 2022, $757,000 in 2023, $751,000 in 2024, $744,000 in 2025 and $752,000 in 2026.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 2, 2021, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million. As of October 3, 2020, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of October 2, 2021, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of October 2, 2021, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $65,000 in 2021, $66,000 in 2020 and $65,000 in 2019. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2022	$65
2023	65
2024	41

(9) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of October 2, 2021, there were 621,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $860,000 in 2021, $810,000 in 2020 and $889,000 in 2019. As of October 2, 2021, there was $497,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.65 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2021, 2020 and 2019 were $14.47, $8.05 and $7.15 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 2,	October 3,	September 28,
	2021	2020	2019
Expected term (in years)	4.87	4.81	4.59
Risk-free interest rate	0.68%	0.95%	2.03%
Expected volatility	50.34%	47.18%	42.79%
Expected dividend yield	0.42%	0.59%	0.56%

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

The following table summarizes stock option activity:

						Contractual
		Exercise Price				Term -	Aggregate
		Per Share				Weighted	Intrinsic
	Options				Weighted	Average	Value
(Share amounts in thousands)	Outstanding	Range			Average	(in years)	(in thousands)
Outstanding at September 29, 2018	264	$10.23	-	$41.85	$29.25
Granted	129	18.25	-	21.57	19.74
Exercised	(5)	18.05	-	26.75	23.95		$21
Outstanding at September 28, 2019	388	10.23	-	41.85	26.16
Granted	121	19.86	-	22.09	21.08
Forfeited	(27)	18.05	-	41.85	25.88
Outstanding at October 3, 2020	482	10.23	-	41.85	24.90
Granted	74	29.43	-	41.87	34.76
Exercised	(128)	10.23	-	34.49	21.17		2,212
Outstanding at October 2, 2021	428	17.22	-	41.87	27.72	6.48	5,006

Vested and anticipated to vest in the future at October 2, 2021	416				27.70	6.41	4,867

Exercisable at October 2, 2021	246				28.75	4.74	2,604

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

	Year Ended
	October 2,	October 3,	September 28,
(In thousands)	2021	2020	2019
Restricted stock unit grants:
Units	43	68	61
Market value	$1,430	$1,444	$1,225
Compensation expense	1,128	1,218	1,168

As of October 2, 2021, there was $748,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.88 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 29, 2018	103	$30.40
Granted	61	20.18
Released	(49)	27.64
Balance, September 28, 2019	115	26.16
Granted	68	21.29
Forfeited	(6)	25.49
Released	(55)	27.07
Balance, October 3, 2020	122	23.07
Granted	43	33.22
Released	(36)	29.21
Balance, October 2, 2021	129	24.73

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	October 2,	October 3,	September 28,
(Dollars in thousands)	2021	2020	2019
Provision for income taxes:
Current:
Federal	$17,904	$5,056	$(126)
State	1,707	529	185
	19,611	5,585	59
Deferred:
Federal	(180)	(288)	1,649
State	62	(136)	149
	(118)	(424)	1,798

Income taxes	$19,493	$5,161	$1,857

Effective income tax rate	22.6%	21.4%	24.9%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	October 2, 2021		October 3, 2020		September 28, 2019
Provision for income taxes at federal statutory rate	$18,082	21.0%	$5,076	21.0%	$1,566	21.0%
State income taxes, net of federal tax benefit	1,544	1.8	319	1.3	297	4.0
Stock-based compensation	(253)	(0.3)	128	0.5	90	1.2
Valuation allowance	(134)	(0.2)	(50)	(0.2)	24	0.3
Net operating loss carryback - CARES Act	-	-	(223)	(0.9)	-	-
Federal tax return true-up	-	-	-	-	(142)	(1.9)
Other, net	254	0.3	(89)	(0.3)	22	0.3
Provision for income taxes	$19,493	22.6%	$5,161	21.4%	$1,857	24.9%

The components of deferred tax assets and liabilities are as follows:

	October 2,	October 3,
(In thousands)	2021	2020
Deferred tax assets:
Defined benefit plans	$2,921	$2,727
Accrued expenses and asset reserves	2,280	1,885
Stock-based compensation	1,204	1,328
Operating lease liability	387	568
State net operating loss carryforwards and tax credits	54	92
Valuation allowance	(73)	(207)
Deferred tax assets	6,773	6,393

Deferred tax liabilities:
Plant and equipment	(10,901)	(10,766)
Prepaid insurance	(1,374)	(1,217)
Right of use assets	(385)	(566)
Goodwill	(409)	(412)
Deferred tax liabilities	(13,069)	(12,961)
Net deferred tax liability	$(6,296)	$(6,568)

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

As of October 2, 2021 and October 3, 2020, we recorded deferred tax liabilities (net of valuation allowances) of $6.3 million and $6.6 million, respectively, in other liabilities on our consolidated balance sheet. We have $2.1 million of state NOLs that begin to expire in 2031, but principally expire between 2031 and 2036.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of October 2, 2021, we recorded a valuation allowance of $73,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not. The $134,000 decrease in the valuation allowance during 2021 is primarily due to the utilization of state NOLs for which an allowance had been recorded together with a reduction in state apportionment rates.

As of October 2, 2021, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2021, 2020 and 2019.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2016 remain subject to examination.

(11) Employee Benefit Plans

Supplemental retirement benefit plan. We have SRBAs with certain of our key employees (each, a “Participant”). Under the SRBAs, if the Participant remains in continuous service with us for a period of at least 30 years, we will pay the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with us, but has completed at least 10 years of continuous service, the amount of the Participant’s supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by us.

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SRBAs in our consolidated balance sheets is as follows:

	Year Ended
	October 2,	October 3,	September 28,
(In thousands)	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$11,610	$11,278	$9,749
Service cost	312	338	297
Interest cost	316	334	384
Actuarial loss (gain)	855	(91)	1,133
Distributions	(205)	(249)	(285)
Benefit obligation at end of year	$12,888	$11,610	$11,278

Change in plan assets:
Actual employer contributions	$205	$249	$285
Actual distributions	(205)	(249)	(285)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(12,888)	$(11,610)	$(11,278)
Net amount recognized	$(12,888)	$(11,610)	$(11,278)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$3,213	$2,574	$2,958
Net amount recognized	$3,213	$2,574	$2,958

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$855	$(91)	$1,133
Amortization of net loss	(215)	(294)	(140)
Total recognized in other comprehensive income (loss)	$640	$(385)	$993

In 2021, 2020 and 2019, the actuarial gain (loss) includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligation such as the discount rate, estimated future compensation levels and changes in plan participants.

The accumulated benefit obligation was $11.7 million and $10.8 million as of October 2, 2021 and October 3, 2020, respectively.

Net periodic pension cost for the SRBAs includes the following components:

	Year Ended
	October 2,	October 3,	September 28,
(In thousands)	2021	2020	2019
Service cost	$312	$338	$297
Interest cost	316	334	384
Amortization of net loss	215	294	140
Net periodic pension cost	$843	$966	$821

The assumptions used in the valuation of the SRBAs are as follows:

	Measurement Date
	October 2,	October 3,	September 28,
	2021	2020	2019
Assumptions at year-end:
Discount rate	2.75%	2.75%	3.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SRBAs are as follows:

Fiscal year(s)	In thousands
2022	$576
2023	542
2024	582
2025	893
2026	818
2027 - 2031	4,443

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $1.5 million in 2021, $1.3 million in 2020 and $1.2 million in 2019.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $6.4 million in 2021, $6.0 million in 2020 and $5.8 million in 2019. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(12) Commitments and Contingencies

Insurance recoveries. We maintain general liability, business interruption and replacement cost property insurance coverage on our facilities.

In August 2018, a transformer outage and electrical fire occurred at our Dayton, Texas manufacturing facility, which resulted in the temporary curtailment of operations. Alternative power arrangements for the facility were subsequently made that allowed operations to continue until permanent repairs were completed during the first quarter of 2019. We reached a final settlement on the property damage and business interruption claim with our insurance carrier in 2019 . During 2019, we received $2.2 million of insurance proceeds related to the claim that was partially applied against the beginning receivable balance of $462,000 with the remainder recorded in other income ($1.1 million), cost of sales ($645,000) and SG&A expense ($48,000) on the consolidated statements of operations.

In August 2017, operations at our manufacturing facility located in Dayton, Texas were adversely affected by hurricane Harvey. We reached a final settlement on the property damage and business interruption claim with our insurance carrier in 2019. During 2019, we received $150,000 of proceeds related to this claim of which $98,000 was recorded in other income on the consolidated statements of operations.

The insurance proceeds attributable to the property and equipment damaged are reported in cash flows from investing activities and all other insurance proceeds received are reported in cash flows from operating activities on the consolidated statements of cash flows.

Purchase commitments. As of October 2, 2021, we had $125.3 million in non-cancelable purchase commitments for raw material extending as long as approximately 100 days and $3.6 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in our consolidated financial statements.

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

(13) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $1.4 million in 2021, $1.3 million in 2020 and $1.6 million in 2019.

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

Supplemental cash flow and non-cash information related to leases is as follows:

	Year Ended
(In thousands)	October 2, 2021	October 3, 2020
Cash paid for operating leases included in operating cash flows	$1,413	$1,301
Right-of-use assets obtained in exchange for new lease obligations	579	1,771

Supplemental balance sheet information related to leases is as follows:

(In thousands)	October 2, 2021	October 3, 2020
Right-of-use assets:
Other assets	$1,717	$2,522

Lease liabilities:
Accrued expenses	1,030	1,230
Other liabilities	695	1,300
Total operating lease liabilities	$1,725	$2,530

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	October 2, 2021	October 3, 2020
Weighted average lease term (in years)	1.8	2.3
Weighted average discount rate	4.1%	4.4%

Aggregate future operating lease payments as of October 2, 2021 are as follows:

(In thousands)
2022	$1,075
2023	583
2024	129
2025	2
2026	-
Thereafter	-
Total future operating lease payments	1,789
Less: imputed interest	(64)
Present value of lease liabilities	$1,725

(14) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	October 2,	October 3,	September 28,
(In thousands, except per share amounts)	2021	2020	2019
Net earnings	$66,610	$19,009	$5,598

Basic weighted average shares outstanding	19,344	19,278	19,243
Dilutive effect of stock-based compensation	190	105	97
Diluted weighted average shares outstanding	19,534	19,383	19,340

Net earnings per share:
Basic	$3.44	$0.99	$0.29
Diluted	3.41	0.98	0.29

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 142,000 shares in 2021, 369,000 shares in 2020 and 240,000 shares in 2019.

(15) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

Our net sales by geographic region are as follows:

	Year Ended
	October 2,	October 3,	September 28,
(In thousands)	2021	2020	2019
Net sales:
United States	$583,458	$470,420	$454,373
Foreign	7,143	2,198	1,340
Total	$590,601	$472,618	$455,713

Our sales by product line are as follows:

	Year Ended
	October 2,	October 3,	September 28,
(In thousands)	2021	2020	2019
Net sales:
Welded wire reinforcement	$358,334	$294,129	$290,423
Prestressed concrete strand	232,267	178,489	165,290
Total	$590,601	$472,618	$455,713

There were no customers that accounted for 10% or more of our net sales in 2021, 2020 and 2019.

(16) Related Party Transactions

Sales to a company affiliated with one of our former directors amounted to $716,000 in 2019. There were no related party transactions in 2021 or 2020.

(17) Other Financial Data

Balance sheet information:

	October 2,	October 3,
(In thousands)	2021	2020
Accounts receivable, net:
Accounts receivable	$68,274	$54,108
Less allowance for credit losses	(357)	(291)
Total	$67,917	$53,817

Inventories:
Raw materials	$50,459	$31,553
Work in process	6,680	3,813
Finished goods	21,910	33,597
Total	$79,049	$68,963

Other current assets:
Prepaid insurance	$5,169	$4,096
Other	4,887	1,474
Total	$10,056	$5,570

Other assets:
Cash surrender value of life insurance policies	$12,501	$10,584
Assets held for sale	6,306	7,778
Right-of-use assets	1,717	2,522
Capitalized financing costs, net	106	170
Other	137	106
Total	$20,767	$21,160

Property, plant and equipment, net:
Land and land improvements	$14,554	$14,520
Buildings	53,182	52,462
Machinery and equipment	180,654	172,617
Construction in progress	10,191	3,978
	258,581	243,577
Less accumulated depreciation	(152,957)	(142,185)
Total	$105,624	$101,392

Accrued expenses:
Salaries, wages and related expenses	$8,229	$4,971
Income taxes	4,014	1,201
Customer rebates	2,354	1,581
Property taxes	1,575	1,726
Operating lease liabilities	1,030	1,230
Sales allowance reserves	991	-
State sales and use taxes	760	544
Holdback for business acquired	-	1,000
Other	453	2,464
Total	$19,406	$14,717

Other liabilities:
Deferred compensation	$12,832	$11,553
Deferred income taxes	6,296	6,568
Operating lease liabilities	695	1,300
Total	$19,823	$19,421

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

(19) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of October 2, 2021, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during 2021, 2020 or 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries, Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 2, 2021 and October 3, 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 2, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020 and the results of its operations and its cash flows for each of the three years in the period ended of October 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 28, 2021 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since fiscal 2002.

Charlotte, North Carolina

October 28, 2021

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED OCTOBER 2, 2021, OCTOBER 3, 2020 AND SEPTEMBER 28, 2019

ALLOWANCE FOR CREDIT LOSSES

(In thousands)

	Year Ended
	October 2,	October 3,	September 28,
	2021	2020	2019
Balance, beginning of year	$291	$254	$295
Amounts charged to earnings	80	65	(41)
Write-offs, net of recoveries	(14)	(28)	-
Balance, end of year	$357	$291	$254

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 2, 2021. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 2, 2021. During the quarter ended October 2, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 2, 2021, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries, Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 2, 2021, and our report dated October 28, 2021 expressed an unqualified on those financial statements.

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

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 28, 2021

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Information About Our Executive Officers” in Part I of this report.

We have adopted a Code of Business Conduct that applies to all directors, officers and employees, which is available on our website at https://investors.insteel.com. To the extent permissible under applicable law (the rules of the SEC or NYSE listing standards), we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on our website any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law (the rules of the SEC or NYSE listing standards). Our website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Three: Ratification of the Appointment of Grant Thornton LLP” in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.19*

Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.20*

Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.21*

2019 Declaration of Amendment to 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on February 28, 2020 (File No. 333-236744)).

10.22*	Offer Letter to Mark A. Carano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020).
10.23*

Change in Control Severance Agreement between Insteel Industries Inc. and Mark A. Carano, dated May 27, 2020 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 16, 2020).

10.24*

Insteel Industries Inc. Retirement Security Agreement between Insteel Industries Inc. and Mark A. Carano, dated May 27, 2020 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 16, 2020).

21.1	List of Subsidiaries of Insteel Industries, Inc. at October 2, 2021.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended October 2, 2021, filed on October 28, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended October 2, 2021, October 3, 2020 and September 28, 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 2, 2021, October 3, 2020 and September 28, 2019, (iii) the Consolidated Balance Sheets as of October 2, 2021 and October 3, 2020, (iv) the Consolidated Statements of Cash Flows for the years ended October 2, 2021, October 3, 2020 and September 28, 2019, (v) the Consolidated Statements of Shareholders’ Equity as of October 2, 2021, October 3, 2020 and September 28, 2019 and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended October 2, 2021, filed October 28, 2021, formatted in iXBRL (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.
Registrant

Date: October 28, 2021	By:	/s/ Mark A. Carano
Mark A. Carano
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 28, 2021 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ MARK A. CARANO MARK A. CARANO	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ ABNEY S. BOXLEY III ABNEY S. BOXLEY III	Director

/s/ ANNE H. LLOYD ANNE H. LLOYD	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ JON M. RUTH JON M. RUTH	Director

/s/ JOSEPH A. RUTKOWSKI JOSEPH A. RUTKOWSKI	Director

/s/ G. KENNEDY THOMPSON G. KENNEDY THOMPSON	Director