Form 10-Q
period 2022-01-01
INSTEEL INDUSTRIES INC
filed 2022-01-20
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

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

As of January 19, 2022, 19,413,622 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 1,	January 2,
	2022	2021

Net sales	$178,459	$119,605
Cost of sales	136,095	99,754
Gross profit	42,364	19,851
Selling, general and administrative expense	12,281	8,553
Restructuring charges, net	47	657
Other expense (income), net	(5)	13
Interest expense	22	25
Interest income	(14)	(5)
Earnings before income taxes	30,033	10,608
Income taxes	6,904	2,465
Net earnings	$23,129	$8,143

Net earnings per share:
Basic	$1.19	$0.42
Diluted	1.18	0.42

Weighted average shares outstanding:
Basic	19,411	19,309
Diluted	19,636	19,434

Cash dividends declared per share	$2.03	$1.53

Comprehensive income	$23,129	$8,143

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	January 1,	October 2,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$63,020	$89,884
Accounts receivable, net	73,562	67,917
Inventories	81,558	79,049
Other current assets	8,664	10,056
Total current assets	226,804	246,906
Property, plant and equipment, net	103,442	105,624
Intangibles, net	7,460	7,668
Goodwill	9,745	9,745
Other assets	21,328	20,767
Total assets	$368,779	$390,710

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$35,369	$49,443
Accrued expenses	27,205	19,406
Total current liabilities	62,574	68,849
Other liabilities	20,185	19,823
Commitments and contingencies
Shareholders' equity:
Common stock	19,414	19,408
Additional paid-in capital	78,945	78,688
Retained earnings	190,103	206,384
Accumulated other comprehensive loss	(2,442)	(2,442)
Total shareholders' equity	286,020	302,038
Total liabilities and shareholders' equity	$368,779	$390,710

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 1,	January 2,
	2022	2021
Cash Flows From Operating Activities:
Net earnings	$23,129	$8,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,705	3,610
Amortization of capitalized financing costs	16	16
Stock-based compensation expense	272	224
Deferred income taxes	16	(64)
Loss on sale and disposition of property, plant and equipment	14	32
Increase in cash surrender value of life insurance policies over premiums paid	(115)	(364)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(5,645)	4,593
Inventories	(2,509)	4,687
Accounts payable and accrued expenses	(13,231)	(9,753)
Other changes	7,979	2,826
Total adjustments	(9,498)	5,807
Net cash provided by operating activities	13,631	13,950

Cash Flows From Investing Activities:
Capital expenditures	(838)	(2,860)
Increase in cash surrender value of life insurance policies	(308)	(197)
Proceeds from sale of property, plant and equipment	6	-
Proceeds from sale of assets held for sale	-	19
Proceeds from surrender of life insurance policies	64	18
Net cash used for investing activities	(1,076)	(3,020)

Cash Flows From Financing Activities:
Proceeds from long-term debt	45	45
Principal payments on long-term debt	(45)	(45)
Cash dividends paid	(39,410)	(29,551)
Payment of employee tax withholdings related to net share transactions	(55)	(13)
Cash received from exercise of stock options	46	128
Net cash used for financing activities	(39,419)	(29,436)

Net decrease in cash and cash equivalents	(26,864)	(18,506)
Cash and cash equivalents at beginning of period	89,884	68,688
Cash and cash equivalents at end of period	$63,020	$50,182

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$83	$95
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	497	500
Restricted stock units and stock options surrendered for withholding taxes payable	55	13

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three months ended January 1, 2022

Balance at October 2, 2021	19,408	$19,408	$78,688	$206,384	$(2,442)	$302,038
Net earnings				23,129		23,129
Stock options exercised, net	6	6	40			46
Compensation expense associated with stock-based plans			272			272
Restricted stock units and stock options surrendered for withholding taxes payable			(55)			(55)
Cash dividends declared				(39,410)		(39,410)
Balance at January 1, 2022	19,414	$19,414	$78,945	$190,103	$(2,442)	$286,020

For the three months ended January 2, 2021

Balance at October 3, 2020	19,304	$19,304	$76,387	$171,068	$(1,956)	$264,803
Net earnings				8,143		8,143
Stock options exercised, net	10	10	118			128
Compensation expense associated with stock-based plans			224			224
Restricted stock units and stock options surrendered for withholding taxes payable			(13)			(13)
Cash dividends declared				(29,551)		(29,551)
Balance at January 2, 2021	19,314	$19,314	$76,716	$149,660	$(1,956)	$243,734

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended October 2, 2021 (“2021 Form 10-K”) filed by us with the Securities and Exchange Commission (the “SEC”). These statements include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the statements of operations and comprehensive income, cash flows and shareholders’ equity for the periods indicated. The October 2, 2021 consolidated balance sheet was derived from audited consolidated financial statements but does not include all the disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Form 10-K. The results of operations for the periods indicated are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

(2) Recent Accounting Pronouncements

Current Adoptions

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)." ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to provide for more consistent application. We adopted ASU No. 2019-12 in the current quarter. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

(3) Restructuring Charges

On March 16, 2020, we purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”) for an adjusted purchase price of $19.4 million, reflecting certain post-closing adjustments (the “STM Acquisition”), which included a $1.0 million holdback that was payable one year from the acquisition date. STM was a leading manufacturer of prestressed concrete strand (“PC strand”) for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina, and assumed certain of its accounts payable and accrued liabilities. The STM Acquisition serves to strengthen our competitive position as we contend with increased low-priced import competition.

In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of fiscal 2020. Following is a summary of the restructuring activity during the three-month periods ended January 1, 2022 and January 2, 2021:

(In thousands)	Employee	Equipment	Facility	Asset
	Separation Costs	Relocation Costs	Closure Costs	Impairments	Total
2022
Liability as of October 2, 2021	$-	$-	$10	$-	$10
Restructuring charges	-	-	47	-	47
Cash payments	-	-	(53)	-	(53)
Non-cash charges	-	-	-	-	-
Liability as of January 1, 2022	$-	$-	$4	$-	$4

2021
Liability as of October 3, 2020	$-	$20	$151	$-	$171
Restructuring charges	13	88	552	4	657
Cash payments	(13)	(95)	(669)	-	(777)
Non-cash charges	-	-	-	(4)	(4)
Liability as of January 2, 2021	$-	$13	$34	$-	$47

Subsequent to January 1, 2022, we completed the sale of the Summerville facility acquired in the STM Acquisition  for net cash proceeds of $6.8 million.  As a result, a gain on sale of approximately $470,000 will be included in restructuring charges on our consolidated statements of operations and comprehensive income during the three months ended April 2, 2022. As of January 1, 2022 and October 2, 2021, we recorded a liability of $4,000 and $10,000, respectively, for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $250,000 of additional restructuring charges for facility closure costs.

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

Our net sales by product line are as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2022	2021
Welded wire reinforcement	$113,393	$74,026
Prestressed concrete strand	65,066	45,579
Total	$178,459	$119,605

Our net sales by geographic region are as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2022	2021
United States	$176,741	$118,337
Foreign	1,718	1,268
Total	$178,459	$119,605

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we bill the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of January 1, 2022 and October 2, 2021.

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

As of January 1, 2022 and October 2, 2021, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of January 1, 2022:
Current assets:
Cash equivalents	$61,205	$61,205	$-
Other assets:
Cash surrender value of life insurance policies	12,860	-	12,860
Total	$74,065	$61,205	$12,860

As of October 2, 2021:
Current assets:
Cash equivalents	$86,395	$86,395	$-
Other assets:
Cash surrender value of life insurance policies	12,501	-	12,501
Total	$98,896	$86,395	$12,501

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

As of January 1, 2022 and October 2, 2021, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of January 1, 2022:
Customer relationships	17.1	$9,870	$(3,644)	$6,226
Developed technology and know-how	20.0	1,800	(662)	1,138
Non-competition agreements	5.0	400	(304)	96
		$12,070	$(4,610)	$7,460

As of October 2, 2021:
Customer relationships	17.1	$9,870	$(3,482)	$6,388
Developed technology and know-how	20.0	1,800	(639)	1,161
Non-competition agreements	5.0	400	(284)	116
Trade name	2.7	250	(247)	3
		$12,320	$(4,652)	$7,668

Amortization expense for intangibles was $208,000 and $236,000 for the three-month periods ended January 1, 2022 and January 2, 2021, respectively. Amortization expense for the next five years is $614,000 in 2022, $756,000 in 2023, $750,000 in 2024, $743,000 in 2025, $752,000 in 2026 and $3.8 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of January 1, 2022, there were 621,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $105,000 and $76,000 for the three-month periods ended January 1, 2022 and January 2, 2021, respectively. As of January 1, 2022, there was $393,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.52 years.

The following table summarizes stock option activity:

						Contractual Term -	Aggregate
	Options	Exercise Price Per Share				Weighted	Intrinsic
	Outstanding				Weighted	Average	Value
	(in thousands)	Range			Average	(in years)	(in thousands)
Outstanding at October 2, 2021	428	$17.22	-	$41.87	$27.73
Exercised	(10)	17.22	-	20.50	19.14		$254
Forfeited	(60)	21.57	-	41.85	29.29
Outstanding at January 1, 2022	358	18.05	-	41.87	27.73	7.40	$4,439

Vested and anticipated to vest in the future at January 1, 2022	345				27.70	7.40	4,293

Exercisable at January 1, 2022	175				29.19	6.20	1,915

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $167,000 and $148,000 for the three-month periods ended January 1, 2022 and January 2, 2021, respectively.

As of January 1, 2022, there was $580,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.86 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2021	129	$24.73
Released	-	-
Balance, January 1, 2022	129	24.73

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 23.0% for the three-month period ended January 1, 2022 compared with 23.2% for the three-month period ended January 2, 2021. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of both January 1, 2022 and October 2, 2021, we recorded a deferred tax liability (net of valuation allowance) of $6.3 million in other liabilities on our consolidated balance sheet. We have $2.4 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2031, but principally expire between 2031 and 2037.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of January 1, 2022 and October 2, 2021, we recorded a valuation allowance of $74,000 and $73,000, respectively, pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of January 1, 2022, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2022	2021
Interest cost	$87	$79
Service cost	100	78
Recognized net actuarial loss	69	54
Net periodic pension cost	$256	$211

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of January 1, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of January 1, 2022, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of January 1, 2022, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended January 1, 2022 and January 2, 2021.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands, except per share amounts)	2022	2021
Net earnings	$23,129	$8,143

Basic weighted average shares outstanding	19,411	19,309
Dilutive effect of stock-based compensation	225	125
Diluted weighted average shares outstanding	19,636	19,434

Net earnings per share:
Basic	$1.19	$0.42
Diluted	$1.18	$0.42

Options that were antidilutive and not included in the dilutive earnings per share calculation amounted to 57,000 and 254,000 shares for the three-month periods ended January 1, 2022 and January 2, 2021, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of January 1, 2022, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three-month periods ended January 1, 2022 and January 2, 2021.

(13) Other Financial Data

Balance sheet information

	January 1,	October 2,
(In thousands)	2022	2021
Accounts receivable, net:
Accounts receivable	$73,914	$68,274
Less allowance for doubtful accounts	(352)	(357)
Total	$73,562	$67,917

Inventories:
Raw materials	$42,933	$50,459
Work in process	7,849	6,680
Finished goods	30,776	21,910
Total	$81,558	$79,049

Other current assets:
Prepaid insurance	$3,970	$5,169
Other	4,694	4,887
Total	$8,664	$10,056

Other assets:
Cash surrender value of life insurance policies	$12,860	$12,501
Assets held for sale	6,306	6,306
Right-of-use asset	1,944	1,717
Capitalized financing costs, net	90	106
Other	128	137
Total	$21,328	$20,767

Property, plant and equipment, net:
Land and land improvements	$14,577	$14,554
Buildings	53,241	53,182
Machinery and equipment	183,413	180,654
Construction in progress	8,490	10,191
	259,721	258,581
Less accumulated depreciation	(156,279)	(152,957)
Total	$103,442	$105,624

Accrued expenses:
Income taxes	$10,819	$4,014
Salaries, wages and related expenses	8,254	8,229
Customer rebates	3,646	2,354
Property taxes	1,279	1,575
Operating lease liability	1,115	1,030
State sales and use taxes	909	760
Sales allowance reserves	545	991
Other	638	453
Total	$27,205	$19,406

Other liabilities:
Deferred compensation	$13,037	$12,832
Deferred income taxes	6,312	6,296
Operating lease liability	836	695
Total	$20,185	$19,823

(14) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(15) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $367,000 and $360,000 for the three-month periods ended January 1, 2022 and January 2, 2021, respectively.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate as of the commencement date in determining the present value of lease payments.

Supplemental cash flow and non-cash information related to leases is as follows:

	Three Months Ended
(In thousands)	January 1, 2022	January 2, 2021
Cash paid for operating leases included in operating cash flows	$367	$361
Right-of-use assets obtained in exchange for new lease obligations	593	303

Supplemental balance sheet information related to leases is as follows:

(In thousands)	January 1, 2022	October 2, 2021
Right-of-use assets:
Other assets	$1,944	$1,717

Lease liabilities:
Accrued expenses	1,115	1,030
Other liabilities	836	695
Total operating lease liabilities	$1,951	$1,725

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	Janaury 1, 2022	October 2, 2021
Weighted average lease term (years)	1.9	1.8
Weighted average discount rate	3.9%	4.1%

Aggregate future operating lease payments as of January 1, 2022 are as follows:

(In thousands)
2022	$919
2023	801
2024	301
2025	2
Total future operating lease payments	2,023
Less: imputed interest	(72)
Present value of lease liabilities	$1,951

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “continue,” “outlook,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to numerous risks and uncertainties and involved certain assumptions. Actual results may differ materially from those expressed in forward-looking statements, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail, and where appropriate, updated in our filings with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021 (our “2021 Annual Report”). You should carefully review these risks and uncertainties.

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

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our 2021 Annual Report and in other filings made by us with the SEC.

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

Impact of COVID-19

Despite the significant disruption in the U.S. and global economies, including supply chain challenges and labor market obstacles, COVID-19 has had a limited impact on our financial position and results of operation to date. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and the potential effect on our financial position, results of operations, and cash flows. There are many uncertainties regarding the future and ultimate impact that COVID-19 will have on all aspects of our business. We will continue to assess and make adjustments as necessary.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	January 1,		January 2,
	2022	Change	2021

Net sales	$178,459	49.2%	$119,605
Gross profit	42,364	113.4%	19,851
Percentage of net sales	23.7%		16.6%
Selling, general and administrative expense	$12,281	43.6%	$8,553
Percentage of net sales	6.9%		7.2%
Restructuring charges, net	$47	(92.8%)	$657
Other expense (income), net	(5)	N/M	13
Interest expense	22	(12.0%)	25
Interest income	(14)	180.0%	(5)
Effective income tax rate	23.0%		23.2%
Net earnings	$23,129	184.0%	$8,143

"N/M" = not meaningful

First Quarter of Fiscal 2022 Compared to First Quarter of Fiscal 2021

Net Sales

Net sales for the first quarter of 2022 increased 49.2% to $178.5 million from $119.6 million in the prior year quarter, reflecting a 69.4% increase in average selling prices partially offset by an 11.9% decrease in shipments. The increase in average selling prices was driven by price increases implemented to recover the escalation in raw material costs together with strong demand for our products. The decrease in shipments was due to the impact of sustained tight supply conditions for raw materials during the current year quarter. Shipments for the current year and prior year quarters were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the first quarter of 2022 increased 113.4% to $42.4 million, or 23.7% of net sales, from $19.9 million, or 16.6% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($27.2 million) partially offset by higher manufacturing costs ($2.5 million) and a decrease in shipments ($2.1 million). The increase in spreads was driven by higher average selling prices ($72.8 million) partially offset by higher raw material costs ($44.1 million) and freight expense ($1.5 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2022 increased 43.6% to $12.3 million, or 6.9% of net sales, from $8.6 million, or 7.2% of net sales in the prior year quarter primarily due to higher compensation expense ($3.8 million), the relative year-over-year changes in the cash surrender value of life insurance policies ($249,000) and higher employee benefit expense ($80,000) partially offset by lower legal expense ($659,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year quarter. The cash surrender value of life insurance policies increased $115,000 in the current year quarter compared with an increase of $364,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments. The increase in employee benefit expense was due to higher employee health insurance costs in the current year quarter. The decrease in legal expense was due to costs associated with trade matters incurred in the prior year quarter.

Restructuring Charges, Net

Net restructuring charges of $47,000 for facility closure costs were incurred in the first quarter of 2022 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition. Net restructuring charges of $657,000 were incurred in the prior year quarter for facility closure ($552,000), equipment relocation ($88,000), employee separation costs ($13,000) and asset impairment charges ($4,000).

Income Taxes

Our effective tax rate for the first quarter of 2022 decreased to 23.0% from 23.2% for the prior year quarter primarily due to changes in book versus tax differences during the prior year quarter.

Net Earnings

Net earnings for the first quarter of 2022 increased to $23.1 million ($1.18 per diluted share) from $8.1 million ($0.42 per share) in the prior year quarter primarily due to the increase in gross profit and a decrease in restructuring charges associated with the consolidation of our PC strand operations partially offset by higher SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	January 1,	January 2,
	2022	2021
Net cash provided by operating activities	$13,631	$13,950
Net cash used for investing activities	(1,076)	(3,020)
Net cash used for financing activities	(39,419)	(29,436)

Net working capital	164,230	122,110
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$286,020	$243,734
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$286,020	$243,734

Operating Activities

Operating activities provided $13.6 million of cash during the first quarter of 2022 primarily from net earnings adjusted for non-cash items together with a net increase in working capital. Working capital used $21.4 million of cash due to a $13.2 million decrease in accounts payable and accrued expenses, a $5.6 million increase in accounts receivable and a $2.5 million increase in inventories. The decrease in accounts payable and accrued expenses was largely due to the timing of payments related to raw material purchases. The increase in accounts receivable was due to higher average selling prices along with an increase in days sales outstanding. The increase in inventories was driven by higher average unit costs.

Operating activities provided $13.9 million of cash during the first quarter of 2021 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital used $0.5 million of cash due to a $9.8 million decrease in accounts payable and accrued expenses partially offset by a $4.7 million decrease in inventories and a $4.6 million decrease in accounts receivable. The decrease in accounts payable and accrued expenses was largely related to lower raw material purchases throughout the quarter together with decreases in accrued salaries, wages and related expenses and the earnout liability partially offset by an increase in accrued customer rebates. The decrease in inventories was due to the lower raw material purchases along with higher shipments during the current quarter. The decrease in accounts receivable was largely driven by the seasonal decline in shipments during the quarter partially offset by higher average selling prices.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $1.1 million of cash during the first quarter of 2022 compared to $3.0 million during the prior year quarter primarily due to lower capital expenditures ($2.0 million). Capital expenditures decreased to $838,000 from $2.9 million in the prior year quarter and are expected to total up to $25.0 million for fiscal 2022, which include expenditures to advance the growth of our engineered structural mesh business and support cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $39.4 million of cash during the first quarter of 2022 compared to $29.4 million during the prior year quarter. During the first quarter of 2022, we declared and paid a special dividend totaling $38.8 million, or $2.00 per share, and a regular quarterly dividend totaling $582,000, or $0.03 per share. During the first quarter of 2021, we declared and paid a special dividend totaling $29.0 million, or $1.50 per share, and a regular quarterly dividend totaling $578,000, or $0.03 per share.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of January 1, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first quarter of 2022, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the period. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2021 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our 2021 Annual Report for further information regarding our critical accounting policies and estimates. As of January 1, 2022, there were no changes in our critical accounting policies or the application of those policies from those reported in our 2021 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of 2022, we are optimistic that our financial results will benefit from continued strong market demand. Current business conditions remain positive and leading indicators are signaling sustained growth, which should support higher shipments and operating levels.  In addition, the recently enacted Infrastructure Investment and Jobs Act should generate incremental demand for our products beginning in the latter half of 2022.

Inadequate supplies of domestically produced hot rolled steel wire rod, our principal raw material, continue to  affect our plant operating efficiencies and customer service performance.  Accordingly, we have made substantial commitments to purchase imported wire rod to alleviate unacceptable consequences of projected domestic supply shortfalls. Our future commitments to offshore supplies will be influenced by the performance of our domestic suppliers during our second and third quarters. In addition to sharply escalating prices for steel wire rod, we are incurring substantial increases in the cost of labor, transportation, utilities, spare parts and practically every other category of purchases required to operate our business.  We will attempt to recover increased costs through selling price increases.

We will continue to focus on those factors that we can control including closely managing and controlling our expenses; aligning our production schedules with demand to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made and expect to make in our facilities in the form of reduced operating costs and additional capacity to support future growth. Also, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2022, a 10% increase in the price of wire rod would have resulted in a $10.4 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of January 1, 2022, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of January 1, 2022.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 1, 2022. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended January 1, 2022, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2021 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2021 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of January 1, 2022, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three-month periods ended January 1, 2022 and January 2, 2021.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended January 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended January 1, 2022 and January 2, 2021, (ii) the Consolidated Balance Sheets as of January 1, 2022 and October 2, 2021, (iii) the Consolidated Statements of Cash Flows for the three months ended January 1, 2022 and January 2, 2021, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended January 1, 2022 and January 2, 2021, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended January 1, 2022, formatted as Inline XBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.
Registrant

Date: January 20, 2022	By:	/s/ Mark A. Carano
Mark A. Carano
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)