Form 10-Q
period 2022-04-02
INSTEEL INDUSTRIES INC
filed 2022-04-21
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

As of April 21, 2022, 19,439,206 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021

Net sales	$213,209	$138,999	$391,668	$258,604
Cost of sales	156,140	108,771	292,235	208,525
Gross profit	57,069	30,228	99,433	50,079
Selling, general and administrative expense	7,202	10,330	19,483	18,883
Restructuring charges (recoveries), net	(365)	545	(318)	1,202
Other expense (income), net	(11)	75	(16)	88
Interest expense	23	24	45	49
Interest income	(10)	(5)	(24)	(10)
Earnings before income taxes	50,230	19,259	80,263	29,867
Income taxes	11,213	4,339	18,117	6,804
Net earnings	$39,017	$14,920	$62,146	$23,063

Net earnings per share:
Basic	$2.00	$0.77	$3.19	$1.19
Diluted	1.99	0.76	3.17	1.18

Weighted average shares outstanding:
Basic	19,492	19,328	19,487	19,319
Diluted	19,623	19,517	19,615	19,476

Cash dividends declared per share	$0.03	$0.03	$2.06	$1.56

Comprehensive income	$39,017	$14,920	$62,146	$23,063

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	April 2,	October 2,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$69,725	$89,884
Accounts receivable, net	80,690	67,917
Inventories	127,049	79,049
Other current assets	5,340	10,056
Total current assets	282,804	246,906
Property, plant and equipment, net	107,159	105,624
Intangibles, net	7,256	7,668
Goodwill	9,745	9,745
Other assets	13,594	20,767
Total assets	$420,558	$390,710

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$58,459	$49,443
Accrued expenses	15,357	19,406
Total current liabilities	73,816	68,849
Other liabilities	21,595	19,823
Commitments and contingencies
Shareholders' equity:
Common stock	19,439	19,408
Additional paid-in capital	79,613	78,688
Retained earnings	228,537	206,384
Accumulated other comprehensive loss	(2,442)	(2,442)
Total shareholders' equity	325,147	302,038
Total liabilities and shareholders' equity	$420,558	$390,710

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 2,	April 3,
	2022	2021
Cash Flows From Operating Activities:
Net earnings	$62,146	$23,063
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,345	7,200
Amortization of capitalized financing costs	33	32
Stock-based compensation expense	1,102	934
Deferred income taxes	1,116	(466)
(Gain) loss on sale of property, plant and equipment and assets held for sale	(608)	115
Gain from life insurance proceeds	(364)	-
Increase in cash surrender value of life insurance policies over premiums paid	-	(1,168)
Net changes in assets and liabilities:
Accounts receivable, net	(12,773)	(4,306)
Inventories	(48,000)	340
Accounts payable and accrued expenses	6,805	2,677
Other changes	3,264	818
Total adjustments	(42,080)	6,176
Net cash provided by operating activities	20,066	29,239

Cash Flows From Investing Activities:
Capital expenditures	(8,617)	(8,768)
Decrease (increase) in cash surrender value of life insurance policies	35	(197)
Proceeds from sale of assets held for sale	6,934	19
Proceeds from life insurance claims	1,456	-
Proceeds from surrender of life insurance policies	106	23
Net cash used for investing activities	(86)	(8,923)

Cash Flows From Financing Activities:
Proceeds from long-term debt	133	134
Principal payments on long-term debt	(133)	(134)
Cash dividends paid	(39,993)	(30,131)
Payment of employee tax withholdings related to net share transactions	(192)	(110)
Cash received from exercise of stock options	46	177
Net cash used for financing activities	(40,139)	(30,064)

Net decrease in cash and cash equivalents	(20,159)	(9,748)
Cash and cash equivalents at beginning of period	89,884	68,688
Cash and cash equivalents at end of period	$69,725	$58,940

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$18,053	$5,812
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	372	1,357
Restricted stock units and stock options surrendered for withholding taxes payable	192	110

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and six months ended April 2, 2022

Balance at October 2, 2021	19,408	$19,408	$78,688	$206,384	$(2,442)	$302,038
Net earnings				23,129		23,129
Stock options exercised, net	6	6	40			46
Compensation expense associated with stock-based plans			272			272
Restricted stock units and stock options surrendered for withholding taxes payable			(55)			(55)
Cash dividends declared				(39,410)		(39,410)
Balance at January 1, 2022	19,414	$19,414	$78,945	$190,103	$(2,442)	$286,020
Net earnings				39,017		39,017
Vesting of restricted stock units	25	25	(25)			-
Compensation expense associated with stock-based plans			830			830
Restricted stock units and stock options surrendered for withholding taxes payable			(137)			(137)
Cash dividends declared				(583)		(583)
Balance at April 2, 2022	19,439	$19,439	$79,613	$228,537	$(2,442)	$325,147

For the three and six months ended April 3, 2021

Balance at October 3, 2020	19,304	$19,304	$76,387	$171,068	$(1,956)	$264,803
Net earnings				8,143		8,143
Stock options exercised, net	10	10	118			128
Compensation expense associated with stock-based plans			224			224
Restricted stock units and stock options surrendered for withholding taxes payable			(13)			(13)
Cash dividends declared				(29,551)		(29,551)
Balance at January 2, 2021	19,314	19,314	76,716	149,660	(1,956)	243,734
Net earnings				14,920		14,920
Stock options exercised, net	2	2	47			49
Vesting of restricted stock units	25	25	(25)			-
Compensation expense associated with stock-based plans			710			710
Restricted stock units and stock options surrendered for withholding taxes payable			(97)			(97)
Cash dividends declared				(580)		(580)
Balance at April 3, 2021	19,341	$19,341	$77,351	$164,000	$(1,956)	$258,736

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

(2) Recent Accounting Pronouncements

Current Adoptions

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 “Simplifying the Accounting for Income Taxes (Topic 740)”.  ASU No. 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to provide for more consistent application. We adopted ASU No. 2019-12 in the first quarter. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Future Adoptions

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU No. 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. ASU No. 2020-04 is effective March 12, 2020 through December 31, 2022. The adoption of this guidance will not have a material impact on our consolidated financial statements and disclosures.

(3) Restructuring

On March 16, 2020, we purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”) for an adjusted purchase price of $19.4 million, reflecting certain post-closing adjustments (the “STM Acquisition”). STM was a leading manufacturer of prestressed concrete strand (“PC strand”) for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina, and assumed certain of its accounts payable and accrued liabilities.

In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of fiscal 2020.

Following is a summary of the restructuring activity during the three- and six-month periods ended April 2, 2022 and April 3, 2021:

(In thousands)	Employee Separation	Equipment Relocation	Facility Closure	Asset	Gain on Sale
	Costs	Costs	Costs	Impairments	of Property	Total
2022
Liability as of October 2, 2021	$-	$-	$10	$-	$-	$10
Restructuring charges	-	-	47	-	-	47
Cash payments	-	-	(53)	-	-	(53)
Non-cash charges	-	-	-	-	-	-
Liability as of January 1, 2022	-	-	4	-	-	4
Restructuring charges (recoveries)	-	-	257	-	(622)	(365)
Cash payments	-	-	(261)	-	-	(261)
Non-cash charges	-	-	-	-	622	622
Liability as of April 2, 2022	$-	$-	$-	$-	$-	$-

2021
Liability as of October 3, 2020	$-	$20	$151	$-	$-	$171
Restructuring charges	13	88	552	4	-	657
Cash payments	(13)	(95)	(669)	-	-	(777)
Non-cash charges	-	-	-	(4)	-	(4)
Liability as of January 2, 2021	-	13	34	-	-	47
Restructuring charges	-	286	259	-	-	545
Cash payments	-	(299)	(266)	-	-	(565)
Non-cash charges	-	-	-	-	-	-
Liability as of April 3, 2021	$-	$-	$27	$-	$-	$27

We do not expect to incur any additional restructuring charges (recoveries) related to the consolidation of our PC strand operations.

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

Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
(In thousands)	2022	2021	2022	2021
Welded wire reinforcement	$133,651	$81,923	$247,044	$155,949
Prestressed concrete strand	79,558	57,076	144,624	102,655
Total	$213,209	$138,999	$391,668	$258,604

Our net sales by geographic region are as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
(In thousands)	2022	2021	2022	2021
United States	$211,527	$136,778	$388,268	$255,115
Foreign	1,682	2,221	3,400	3,489
Total	$213,209	$138,999	$391,668	$258,604

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract costs are not significant and are recognized as incurred. Contract assets and liabilities were not material as of April 2, 2022 and October 2, 2021.

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

As of April 2, 2022 and October 2, 2021, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of April 2, 2022:
Current assets:
Cash equivalents	$69,076	$69,076	$-
Other assets:
Cash surrender value of life insurance policies	11,267	-	11,267
Total	$80,343	$69,076	$11,267

As of October 2, 2021:
Current assets:
Cash equivalents	$86,395	$86,395	$-
Other assets:
Cash surrender value of life insurance policies	12,501	-	12,501
Total	$98,896	$86,395	$12,501

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

As of April 2, 2022 and October 2, 2021, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of April 2, 2022:
Customer relationships	17.1	$9,870	$(3,806)	$6,064
Developed technology and know-how	20.0	1,800	(684)	1,116
Non-competition agreements	5.0	400	(324)	76
		$12,070	$(4,814)	$7,256

As of October 2, 2021:
Customer relationships	17.1	$9,870	$(3,482)	$6,388
Developed technology and know-how	20.0	1,800	(639)	1,161
Non-competition agreements	5.0	400	(284)	116
Trade name	2.7	250	(247)	3
		$12,320	$(4,652)	$7,668

Amortization expense for intangibles was $204,000 and $236,000 for the three-month periods ended April 2, 2022 and April 3, 2021, respectively, and $412,000 and $472,000 for the six-month periods ended April 2, 2022 and April 3, 2021, respectively. Amortization expense for the next five years is $409,000 in 2022, $756,000 in 2023, $750,000 in 2024, $743,000 in 2025, $752,000 in 2026 and $3.8 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of April 2, 2022, there were 620,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $374,000 and $324,000 for the three-month periods ended April 2, 2022 and April 3, 2021, respectively, and $480,000 and $400,000 for the six-month periods ended April 2, 2022 and April 3, 2021, respectively. As of April 2, 2022, there was $624,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the three- and six-month periods ended April 2, 2022 and April 3, 2021 was $15.45 and $12.33 per share, respectively, based on the following assumptions:

	Six Months Ended
	April 2,	April 3,
	2022	2021
Risk-free interest rate	1.92%	0.56%
Dividend yield	0.30%	0.48%
Expected volatility	48.92%	51.47%
Expected term (in years)	4.65	4.92

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

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 2, 2021	428	$27.73
Granted	36	38.54
Forfeited	(60)	29.29
Exercised	(10)	19.14		$254
Outstanding at April 2, 2022	394	28.73	7.41	3,622

Vested and anticipated to vest in the future at April 2, 2022	379	28.58	7.35	3,533

Exercisable at April 2, 2022	224	28.08	6.36	2,139

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $455,000 and $386,000 for the three-month periods ended April 2, 2022 and April 3, 2021, respectively, and $622,000 and $534,000 for the six-month periods ended April 2, 2022 and April 3, 2021, respectively.

As of April 2, 2022, there was $1.1 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.67 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2021	129	$24.73
Granted	24	38.54
Forfeited	(3)	22.09
Released	(29)	24.86
Balance, April 2, 2022	121	27.48

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.6% for the six-month period ended April 2, 2022 compared with 22.8% for the six-month period ended April 3, 2021. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of April 2, 2022 and October 2, 2021, we recorded a deferred tax liability (net of valuation allowance) of $7.4 million and $6.3 million, respectively, in other liabilities on our consolidated balance sheets. We have $2.4 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2031, but principally expire between 2031 and 2037.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of April 2, 2022 and October 2, 2021, we recorded a valuation allowance of $74,000 and $73,000, respectively, pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of April 2, 2022, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
(In thousands)	2022	2021	2022	2021
Interest cost	$87	$79	$174	$158
Service cost	100	78	200	156
Recognized net actuarial loss	69	54	138	108
Net periodic pension cost	$256	$211	$512	$422

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 2, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of April 2, 2022, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of April 2, 2022, we were in compliance with all of the financial and negative covenants under the Credit Facility and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended April 2, 2022 and April 3, 2021, and $33,000 and $32,000 for each of the six-month periods ended April 2, 2022 and April 3, 2021, respectively.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net earnings	$39,017	$14,920	$62,146	$23,063

Basic weighted average shares outstanding	19,492	19,328	19,487	19,319
Dilutive effect of stock-based compensation	131	189	128	157
Diluted weighted average shares outstanding	19,623	19,517	19,615	19,476

Net earnings per share:
Basic	$2.00	$0.77	$3.19	$1.19
Diluted	$1.99	$0.76	$3.17	$1.18

Options that were antidilutive and not included in the dilutive earnings per share calculation amounted to 67,000 and 116,000 shares for the three-month periods ended April 2, 2022 and April 3, 2021, respectively, and 62,000 and 185,000 shares for the six-month periods ended April 2, 2022 and April 3, 2021, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of April 2, 2022, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three- and six-month periods ended April 2, 2022 and April 3, 2021.

(13) Other Financial Data

Balance sheet information

	April 2,	October 2,
(In thousands)	2022	2021
Accounts receivable, net:
Accounts receivable	$81,090	$68,274
Less allowance for doubtful accounts	(400)	(357)
Total	$80,690	$67,917

Inventories:
Raw materials	$80,435	$50,459
Work in process	9,224	6,680
Finished goods	37,390	21,910
Total	$127,049	$79,049

Other current assets:
Prepaid insurance	$3,706	$5,169
Other	1,634	4,887
Total	$5,340	$10,056

Other assets:
Cash surrender value of life insurance policies	$11,267	$12,501
Assets held for sale	-	6,306
Right-of-use asset	2,135	1,717
Capitalized financing costs, net	73	106
Other	119	137
Total	$13,594	$20,767

Property, plant and equipment, net:
Land and land improvements	$14,577	$14,554
Buildings	53,362	53,182
Machinery and equipment	190,248	180,654
Construction in progress	8,572	10,191
	266,759	258,581
Less accumulated depreciation	(159,600)	(152,957)
Total	$107,159	$105,624

Accrued expenses:
Salaries, wages and related expenses	$7,731	$8,229
Income taxes	2,961	4,014
Customer rebates	1,552	2,354
Operating lease liability	1,191	1,030
Property taxes	598	1,575
State sales and use taxes	430	760
Sales allowance reserves	351	991
Other	543	453
Total	$15,357	$19,406

Other liabilities:
Deferred compensation	$13,235	$12,832
Deferred income taxes	7,412	6,296
Operating lease liability	948	695
Total	$21,595	$19,823

(14) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(15) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheets. Lease expense for operating leases with original terms of more than twelve months was $350,000 and $361,000 for the three-month periods ended April 2, 2022 and April 3, 2021, respectively, and $717,000 and $721,000 for the six-month periods ended April 2, 2022 and April 3, 2021, respectively.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate, which approximates the rate to borrow on a collateralized basis, as of the commencement date in determining the present value of lease payments.

Supplemental cash flow and non-cash information related to leases is as follows:

	Six Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Cash paid for operating leases included in operating cash flows	$717	$724
Right-of-use assets obtained in exchange for new lease obligations	1,124	303

Supplemental balance sheet information related to leases is as follows:

(In thousands)	April 2, 2022	October 2, 2021
Right-of-use assets:
Other assets	$2,135	$1,717

Lease liabilities:
Accrued expenses	1,191	1,030
Other liabilities	948	695
Total operating lease liabilities	$2,139	$1,725

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	April 2, 2022	October 2, 2021
Weighted average lease term (years)	2.0	1.8
Weighted average discount rate	3.7%	4.1%

Aggregate future operating lease payments as of April 2, 2022 are as follows:

(In thousands)
2022	$675
2023	989
2024	489
2025	68
Total future operating lease payments	2,221
Less: imputed interest	(82)
Present value of lease liabilities	$2,139

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

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic, geopolitical or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our 2021 Annual Report and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	April 2,		April 3,	April 2,		April 3,
	2022	Change	2021	2022	Change	2021

Net sales	$213,209	53.4%	$138,999	$391,668	51.5%	$258,604
Gross profit	57,069	88.8%	30,228	99,433	98.6%	50,079
Percentage of net sales	26.8%		21.7%	25.4%		19.4%
Selling, general and administrative expense	$7,202	(30.3%)	$10,330	$19,483	3.2%	$18,883
Percentage of net sales	3.4%		7.4%	5.0%		7.3%
Restructuring charges (recoveries), net	$(365)	(167.0%)	$545	$(318)	(126.5%)	$1,202
Other expense (income), net	(11)	(114.7%)	75	(16)	(118.2%)	88
Interest expense	23	(4.2%)	24	45	(8.2%)	49
Interest income	(10)	100.0%	(5)	(24)	140.0%	(10)
Effective income tax rate	22.3%		22.5%	22.6%		22.8%
Net earnings	$39,017	161.5%	$14,920	$62,146	169.5%	$23,063

Second Quarter of Fiscal 2022 Compared to Second Quarter of Fiscal 2021

Net Sales

Net sales for the second quarter of 2022 increased 53.4% to $213.2 million from $139.0 million in the prior year quarter, reflecting a 65.4% increase in average selling prices partially offset by a 7.2% decrease in shipments. The increase in average selling prices was driven by price increases implemented to recover the escalation in raw material costs together with strong demand for our products. The decrease in shipments was due to the impact of sustained tight supply conditions for raw materials during the current year quarter. Shipments in the current and prior year quarter were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the second quarter of 2022 increased 88.8% to $57.1 million, or 26.8% of net sales, from $30.2 million, or 21.7% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($31.7 million) partially offset by higher manufacturing costs ($2.9 million) and a decrease in shipments ($2.0 million). The increase in spreads was driven by higher average selling prices ($84.2 million) partially offset by higher raw material costs ($51.2 million) and freight expense ($1.3 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2022 decreased 30.3% to $7.2 million, or 3.4% of net sales, from $10.3 million, or 7.4% of net sales, in the prior year quarter primarily due to lower compensation ($3.6 million), legal ($631,000) and employee benefits ($502,000) expense partially offset by the relative year-over-year changes in the cash surrender value of life insurance policies ($1.4 million). The decrease in compensation expense was largely driven by lower incentive plan expense due to previously achieving the maximum incentive plan benefit during the first quarter due to our strong financial results. The decrease in employee benefits expense was due to a net gain on the settlement of life insurance policies ($364,000) as well as lower employee health insurance costs in the current year quarter. The decrease in legal expense was due to costs associated with trade matters incurred in the prior year quarter. The cash surrender value of life insurance policies decreased $566,000 in the current year quarter compared with an increase of $804,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Restructuring Charges (Recoveries), Net

Net restructuring recoveries of $365,000 were incurred in the second quarter of 2022 related to the closure of the Summerville, South Carolina facility, which had been acquired through the Strand-Tech Manufacturing, Inc. acquisition, and consolidation of our PC strand operations. Net restructuring recoveries for the current quarter included a gain on sale of the Summerville facility ($622,000) partially offset by facility closure ($257,000) costs. Net restructuring charges of $545,000 were incurred in the prior year quarter for equipment relocation ($286,000) and facility closure ($259,000) costs.

Income Taxes

Our effective tax rate for the second quarter of 2022 decreased to 22.3% from 22.5% for the prior year quarter primarily due to changes in book versus tax difference.

Net Earnings

Net earnings for the second quarter of 2022 increased to $39.0 million ($1.99 per diluted share) from $14.9 million ($0.76 per diluted share) in the prior year quarter primarily due to the increase in gross profit and lower SG&A expense.

First Half of Fiscal 2022 Compared to First Half of Fiscal 2021

Net Sales

Net sales for the first half of 2022 increased 51.5% to $391.7 million from $258.6 million in the same year-ago period, reflecting a 67.5% increase in average selling prices partially offset by a 9.5% decrease in shipments. The increase in average selling prices was driven by price increases implemented to recover the escalation in raw material costs together with strong demand for our products. The decrease in shipments was due to the impact of sustained tight supply conditions for raw materials during the current year period. Shipments for both periods were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the first half of 2022 increased 98.6% to $99.4 million, or 25.4% of net sales, from $50.1 million, or 19.4% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($58.7 million) partially offset by higher manufacturing costs ($5.5 million) and a decrease in shipments ($4.4 million). The increase in spreads was driven by higher average selling prices ($157.4 million) partially offset by higher raw material costs ($95.9 million) and freight expense ($2.8 million).

Selling, General and Administrative Expense

SG&A expense for the first half of 2022 increased 3.2% to $19.5 million, or 5.0% of net sales, from $18.9 million, or 7.3% of net sales, in the same year-ago period primarily due to the relative year-over-year changes in the cash surrender value of life insurance policies ($1.6 million), higher compensation ($260,000) and travel ($223,000) expense partially offset by lower legal ($1.3 million) and employee benefit ($422,000) expense. The cash surrender value of life insurance policies decreased $451,000 in the current year period compared with an increase of $1.2 million in the prior year period due to the corresponding changes in the value of the underlying investments. The decrease in legal expense was primarily related to costs associated with trade matters incurred in the prior year period. The decrease in employee benefits expense was due to a net gain on the settlement of life insurance policies ($364,000) as well as lower employee health insurance costs in the current year period.

Restructuring Charges (Recoveries), Net

Net restructuring recoveries of $318,000 were incurred in the first half of 2022 related to the closure of the Summerville, South Carolina facility, which had been acquired through the Strand-Tech Manufacturing, Inc. acquisition, and consolidation of our PC strand operations. Net restructuring recoveries for the current period included a gain on sale of the Summerville facility ($622,000) partially offset by facility closure ($304,000) costs. Net restructuring charges of $1.2 million were incurred in the prior period for facility closure ($811,000), equipment relocation ($374,000), employee separation ($13,000) costs and asset impairment charges ($4,000).

Income Taxes

Our effective tax rate for the first half of 2022 decreased to 22.6% from 22.8% for the same year ago period primarily due to changes in book versus tax difference.

Net Earnings

Net earnings for the first half of 2022 increased to $62.1 million ($3.17 per diluted share) from $23.1 million ($1.18 per diluted share) in the same year-ago period primarily due to the increase in gross profit partially offset by higher SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	April 2,	April 3,
	2022	2021
Net cash provided by operating activities	$20,066	$29,239
Net cash used for investing activities	(86)	(8,923)
Net cash used for financing activities	(40,139)	(30,064)

Net working capital	208,988	133,049
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$325,147	$258,736
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$325,147	$258,736

Operating Activities

Operating activities provided $20.1 million of cash during the first half of 2022 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital used $54.0 million of cash due to a $48.0 million increase in inventories and a $12.8 million increase in accounts receivable partially offset by a $6.8 million increase in accounts payable and accrued expenses. The increase in inventories was the result of higher raw material purchases near the end of the period together with higher average unit costs. The increase in accounts receivable was due to the seasonal increase in shipments together with higher average selling prices. The increase in accounts payable and accrued expenses was largely due to the timing of payments related to raw material purchases.

Operating activities provided $29.2 million of cash during the first half of 2021 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital used $1.3 million of cash due to a $4.3 million increase in accounts receivable partially offset by a $2.7 million increase in accounts payable and accrued expenses and a $0.3 million decrease in inventories. The increase in accounts receivable was largely driven by the seasonal increase in shipments together with higher average selling prices. The increase in accounts payable and accrued expenses was largely related to higher raw material purchases near the end of the period together with an increase in accrued salaries, wages and related expenses partially offset by decreases in the contingent earnout liability and Strand-Tech Manufacturing Inc. acquisition holdback and lower accrued customer rebates. The decrease in inventories was due to higher shipments during the period partially offset by higher unit costs.

We may elect to adjust our operating activities as there are changes in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity adversely affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $0.1 million of cash during the first half of 2022 compared to $8.9 million during the prior year period primarily due to the receipt of proceeds from the sale of assets held for sale ($6.9 million) and life insurance claims ($1.5 million). Capital expenditures decreased to $8.6 million from $8.8 million in the prior year period and are expected to total up to $25.0 million for fiscal 2022, which include expenditures to advance the growth of our engineered structural mesh business and support cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $40.1 million of cash during the first half of 2022 compared to $30.1 million during the prior year period. During the first half of 2022, we declared and paid a special dividend totaling $38.8 million, or $2.00 per share, and regular quarterly dividend totaling $1.2 million, or $0.06 per share. During the first half of 2021, we declared and paid a special dividend totaling $29.0 million, or $1.50 per share, and a regular quarterly dividend totaling $1.2 million, or $0.06 per share.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 2, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first half of 2022, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the period. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2021 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2021 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Estimates are also used in establishing opening balances in relation to purchase accounting. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2021 Annual Report for further information regarding our critical accounting policies and estimates. As of April 2, 2022, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2021 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Our business conditions remain positive driven by robust demand from our customer base. Looking ahead to the balance of our fiscal year, we expect strong financial results from underlying strength across all our non-residential construction markets in addition to the usual season upturn in demand that occurs during our third and fourth quarters.

Inadequate supplies of domestically produced hot rolled steel wire rod, our principal raw material, continue to be a concern. As a result, we have increasingly supplemented our raw material requirements with foreign sources, which should support anticipated demand and mitigate any plant operational disruptions for the balance of the fiscal year. In addition, while we have been successful in recovering the rapidly increasing prices for steel wire rod, record high steel prices remain a concern, yet they have not demonstrated any impact to demand to date.

We will continue to focus on those factors that we can reasonably control including closely managing expenses; aligning our production schedules with demand to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in recent years, and expect to continue to make in our facilities in the form of reduced operating costs and additional capacity to support future growth. Also, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or to expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2022, a 10% increase in the price of wire rod would have resulted in a $22.3 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of April 2, 2022, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of April 2, 2022.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 2, 2022. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended April 2, 2022, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2021 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2021 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of April 2, 2022, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three- and six-month periods ended April 2, 2022 and April 3, 2021.

Item 6. Exhibits

10.1*	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc.
10.2*	Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended April 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended April 2, 2022 and April 3, 2021, (ii) the Consolidated Balance Sheets as of April 2, 2022 and October 2, 2021, (iii) the Consolidated Statements of Cash Flows for the six months ended April 2, 2022 and April 3, 2021, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended April 2, 2022 and April 3, 2021, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in iXBRL and contained in Exhibit 101.

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

INSTEEL INDUSTRIES, INC.
Registrant

Date: April 21, 2022	By:	/s/ Mark A. Carano
Mark A. Carano
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)