Form 10-Q
period 2022-07-02
INSTEEL INDUSTRIES INC
filed 2022-07-21
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

As of July 21, 2022, 19,505,808 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021

Net sales	$227,173	$160,739	$618,841	$419,343
Cost of sales	169,091	129,189	461,326	337,714
Gross profit	58,082	31,550	157,515	81,629
Selling, general and administrative expense	8,235	6,184	27,718	25,067
Restructuring charges (recoveries), net	-	1,598	(318)	2,800
Other expense (income), net	1	35	(15)	123
Interest expense	23	24	68	73
Interest income	(86)	(5)	(110)	(15)
Earnings before income taxes	49,909	23,714	130,172	53,581
Income taxes	11,350	5,319	29,467	12,123
Net earnings	$38,559	$18,395	$100,705	$41,458

Net earnings per share:
Basic	$1.97	$0.95	$5.16	$2.14
Diluted	1.96	0.94	5.13	2.13

Weighted average shares outstanding:
Basic	19,537	19,352	19,503	19,330
Diluted	19,657	19,573	19,629	19,508

Cash dividends declared per share	$0.03	$0.03	$2.09	$1.59

Comprehensive income	$38,559	$18,395	$100,705	$41,458

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	July 2,	October 2,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$63,045	$89,884
Accounts receivable, net	81,175	67,917
Inventories	192,447	79,049
Other current assets	6,998	10,056
Total current assets	343,665	246,906
Property, plant and equipment, net	108,265	105,624
Intangibles, net	7,051	7,668
Goodwill	9,745	9,745
Other assets	12,322	20,767
Total assets	$481,048	$390,710

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$77,159	$49,443
Accrued expenses	17,877	19,406
Total current liabilities	95,036	68,849
Other liabilities	21,088	19,823
Commitments and contingencies
Shareholders' equity:
Common stock	19,506	19,408
Additional paid-in capital	81,349	78,688
Retained earnings	266,511	206,384
Accumulated other comprehensive loss	(2,442)	(2,442)
Total shareholders' equity	364,924	302,038
Total liabilities and shareholders' equity	$481,048	$390,710

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	July 2,	July 3,
	2022	2021
Cash Flows From Operating Activities:
Net earnings	$100,705	$41,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,977	10,828
Amortization of capitalized financing costs	49	49
Stock-based compensation expense	1,395	1,174
Deferred income taxes	624	(36)
Asset impairment charges	-	1,415
(Gain) loss on sale of property, plant and equipment and assets held for sale	(595)	125
Gain from life insurance proceeds	(364)	-
Increase in cash surrender value of life insurance policies over premiums paid	-	(1,535)
Net changes in assets and liabilities:
Accounts receivable, net	(13,258)	(5,532)
Inventories	(113,398)	(2,195)
Accounts payable and accrued expenses	27,197	19,642
Other changes	1,782	69
Total adjustments	(85,591)	24,004
Net cash provided by operating activities	15,114	65,462

Cash Flows From Investing Activities:
Capital expenditures	(12,251)	(13,681)
Decrease (increase) in cash surrender value of life insurance policies	1,012	(309)
Proceeds from sale of assets held for sale	6,934	79
Proceeds from life insurance claims	1,456	-
Proceeds from surrender of life insurance policies	110	27
Net cash used for investing activities	(2,739)	(13,884)

Cash Flows From Financing Activities:
Proceeds from long-term debt	220	230
Principal payments on long-term debt	(220)	(230)
Cash dividends paid	(40,578)	(30,712)
Payment of employee tax withholdings related to net share transactions	(286)	(161)
Cash received from exercise of stock options	1,650	434
Net cash used for financing activities	(39,214)	(30,439)

Net (decrease) increase in cash and cash equivalents	(26,839)	21,139
Cash and cash equivalents at beginning of period	89,884	68,688
Cash and cash equivalents at end of period	$63,045	$89,827

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$29,998	$10,874
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,286	946
Restricted stock units and stock options surrendered for withholding taxes payable	286	161

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and nine months ended July 2, 2022

Balance at October 2, 2021	19,408	$19,408	$78,688	$206,384	$(2,442)	$302,038
Net earnings				23,129		23,129
Stock options exercised, net	6	6	40			46
Compensation expense associated with stock-based plans			272			272
Restricted stock units and stock options surrendered for withholding taxes payable			(55)			(55)
Cash dividends declared				(39,410)		(39,410)
Balance at January 1, 2022	19,414	19,414	78,945	190,103	(2,442)	286,020
Net earnings				39,017		39,017
Vesting of restricted stock units	25	25	(25)			-
Compensation expense associated with stock-based plans			830			830
Restricted stock units and stock options surrendered for withholding taxes payable			(137)			(137)
Cash dividends declared				(583)		(583)
Balance at April 2, 2022	19,439	19,439	79,613	228,537	(2,442)	325,147
Net earnings				38,559		38,559
Stock options exercised, net	67	67	1,537			1,604
Compensation expense associated with stock-based plans			293			293
Restricted stock units and stock options surrendered for withholding taxes payable			(94)			(94)
Cash dividends declared				(585)		(585)
Balance at July 2, 2022	19,506	$19,506	$81,349	$266,511	$(2,442)	$364,924

For the three and nine months ended July 3, 2021

Balance at October 3, 2020	19,304	$19,304	$76,387	$171,068	$(1,956)	$264,803
Net earnings				8,143		8,143
Stock options exercised, net	10	10	118			128
Compensation expense associated with stock-based plans			224			224
Restricted stock units and stock options surrendered for withholding taxes payable			(13)			(13)
Cash dividends declared				(29,551)		(29,551)
Balance at January 2, 2021	19,314	19,314	76,716	149,660	(1,956)	243,734
Net earnings				14,920		14,920
Stock options exercised, net	2	2	47			49
Vesting of restricted stock units	25	25	(25)			-
Compensation expense associated with stock-based plans			710			710
Restricted stock units and stock options surrendered for withholding taxes payable			(97)			(97)
Cash dividends declared				(580)		(580)
Balance at April 3, 2021	19,341	19,341	77,351	164,000	(1,956)	258,736
Net earnings				18,395		18,395
Stock options exercised, net	17	17	240			257
Compensation expense associated with stock-based plans			240			240
Restricted stock units and stock options surrendered for withholding taxes payable			(51)			(51)
Cash dividends declared				(581)		(581)
Balance at July 3, 2021	19,358	$19,358	$77,780	$181,814	$(1,956)	$276,996

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

(2) Recent Accounting Pronouncements

Current Adoptions

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)". ASU No. 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to provide for more consistent application. We adopted ASU No. 2019-12 in the first quarter. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of fiscal 2020, and the facility was sold during the second quarter of the current year.

Following is a summary of the restructuring activity during the three- and nine-month periods ended July 2, 2022 and July 3, 2021:

(In thousands)	Employee	Equipment	Facility	Asset	Gain on Sale
	Separation Costs	Relocation Costs	Closure Costs	Impairments	of Property	Total
2022
Liability as of October 2, 2021	$-	$-	$10	$-	$-	$10
Restructuring charges	-	-	47	-	-	47
Cash payments	-	-	(53)	-	-	(53)
Non-cash charges	-	-	-	-	-	-
Liability as of January 1, 2022	-	-	4	-	-	4
Restructuring charges (recoveries)	-	-	257	-	(622)	(365)
Cash payments	-	-	(261)	-	-	(261)
Non-cash charges	-	-	-	-	622	622
Liability as of April 2, 2022	-	-	-	-	-	-
Restructuring charges	-	-	-	-	-	-
Cash payments	-	-	-	-	-	-
Non-cash charges	-	-	-	-	-	-
Liability as of July 2, 2022	$-	$-	$-	$-	$-	$-

2021
Liability as of October 3, 2020	$-	$20	$151	$-	$-	$171
Restructuring charges	13	88	552	4	-	657
Cash payments	(13)	(95)	(669)	-	-	(777)
Non-cash charges	-	-	-	(4)	-	(4)
Liability as of January 2, 2021	-	13	34	-	-	47
Restructuring charges	-	286	259	-	-	545
Cash payments	-	(299)	(266)	-	-	(565)
Non-cash charges	-	-	-	-	-	-
Liability as of April 3, 2021	-	-	27	-	-	27
Restructuring charges	-	35	176	1,387	-	1,598
Cash payments	-	(35)	(183)	-	-	(218)
Non-cash charges	-	-	-	(1,387)	-	(1,387)
Liability as of July 3, 2021	$-	$-	$20	$-	$-	$20

(4) Revenue Recognition

We recognize revenues when performance obligations under the terms of a contract with our customers are satisfied, which generally occurs when products are shipped and control is transferred. We enter into contracts that pertain to products, which are accounted for as separate performance obligations and typically one year or less in duration. We do not exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We present revenue net of amounts collected from customers for sales tax.

Variable consideration that may affect the total transaction price, including contractual discounts, rebates, returns and credits are included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance and management's judgment and are updated as of each reporting date. Shipping and related expenses associated with outbound freight are accounted for as fulfillment costs and included in cost of sales. We do not have significant financing components. Contract costs are not significant and are recognized as incurred.

Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Welded wire reinforcement	$131,764	$96,422	$378,808	$252,371
Prestressed concrete strand	95,409	64,317	240,033	166,972
Total	$227,173	$160,739	$618,841	$419,343

Our net sales by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
United States	$226,038	$158,710	$614,306	$413,826
Foreign	1,135	2,029	4,535	5,517
Total	$227,173	$160,739	$618,841	$419,343

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of July 2, 2022 and October 2, 2021.

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

As of July 2, 2022 and October 2, 2021, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of April 2, 2022:
Current assets:
Cash equivalents	$57,180	$57,180	$-
Other assets:
Cash surrender value of life insurance policies	10,286	-	10,286
Total	$67,466	$57,180	$10,286

As of October 2, 2021:
Current assets:
Cash equivalents	$86,395	$86,395	$-
Other assets:
Cash surrender value of life insurance policies	12,501	-	12,501
Total	$98,896	$86,395	$12,501

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

As of July 2, 2022 and October 2, 2021, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of July 2, 2022:
Customer relationships	17.1	$9,870	$(3,968)	$5,902
Developed technology and know-how	20.0	1,800	(707)	1,093
Non-competition agreements	5.0	400	(344)	56
		$12,070	$(5,019)	$7,051

As of October 2, 2021:
Customer relationships	17.1	$9,870	$(3,482)	$6,388
Developed technology and know-how	20.0	1,800	(639)	1,161
Non-competition agreements	5.0	400	(284)	116
Trade name	2.7	250	(247)	3
		$12,320	$(4,652)	$7,668

Amortization expense for intangibles was $205,000 and $213,000 for the three-month periods ended July 2, 2022 and July 3, 2021, respectively, and $617,000 and $685,000 for the nine-month periods ended July 2, 2022 and July 3, 2021, respectively. Amortization expense for the next five years is $204,000 in 2022, $756,000 in 2023, $750,000 in 2024, $743,000 in 2025, $752,000 in 2026 and $3.8 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of July 2, 2022, there were 620,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $115,000 and $89,000 for the three-month periods ended July 2, 2022 and July 3, 2021, respectively, and $594,000 and $489,000 for the nine-month periods ended July 2, 2022 and July 3, 2021, respectively. As of July 2, 2022, there was $530,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.92 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The estimated fair values of stock options granted during the nine-month periods ended July 2, 2022 and July 3, 2021 was $15.45 and $12.33 per share, respectively, based on the following assumptions:

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

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 2, 2021	428	$27.73
Granted	36	38.54
Forfeited	(60)	29.29
Exercised	(85)	24.23		$1,615
Outstanding at July 2, 2022	319	29.61	7.46	2,437

Vested and anticipated to vest in the future at July 2, 2022	308	29.47	7.41	2,382

Exercisable at July 2, 2022	149	29.64	6.23	1,092

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $178,000 and $151,000 for the three-month periods ended July 2, 2022 and July 3, 2021, respectively, and $801,000 and $685,000 for the nine-month periods ended July 2, 2022 and July 3, 2021, respectively.

As of July 2, 2022, there was $965,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.48 years

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 2, 2021	129	$24.73
Granted	24	38.54
Forfeited	(3)	22.09
Released	(29)	24.86
Balance, July 2, 2022	121	27.48

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.6% for each of the nine-month periods ended July 2, 2022 and July 3, 2021. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of July 2, 2022 and October 2, 2021, we recorded a deferred tax liability (net of valuation allowance) of $6.9 million and $6.3 million, respectively, in other liabilities on our consolidated balance sheets. We have $5.6 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2031, but principally expire between 2031 and 2037.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of July 2, 2022 and October 2, 2021, we recorded a valuation allowance of $32,000 and $73,000, respectively, pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of July 2, 2022, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2022	2021	2022	2021
Interest cost	$87	$79	$261	$237
Service cost	100	78	300	234
Recognized net actuarial loss	69	54	207	162
Net periodic pension cost	$256	$211	$768	$633

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of July 2, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of July 2, 2022, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of July 2, 2022, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 and $17,000 for the three-month periods ended July 2, 2022 and July 3, 2021, respectively, and $49,000 for each of the nine-month periods ended July 2, 2022 and July 3, 2021.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net earnings	$38,559	$18,395	$100,705	$41,458

Basic weighted average shares outstanding	19,537	19,352	19,503	19,330
Dilutive effect of stock-based compensation	120	221	126	178
Diluted weighted average shares outstanding	19,657	19,573	19,629	19,508

Net earnings per share:
Basic	$1.97	$0.95	$5.16	$2.14
Diluted	$1.96	$0.94	$5.13	$2.13

Options that were antidilutive and not included in the dilutive earnings per share calculation amounted to 14,000 and 83,000 shares for the three-month periods ended July 2, 2022 and July 3, 2021, respectively, and 46,000 and 151,000 shares for the nine-month periods ended July 2, 2022 and July 3, 2021, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. As of July 2, 2022, there was $24.8 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three- and nine-month periods ended July 2, 2022 and July 3, 2021.

(13) Other Financial Data

Balance sheet information

	July 2,	October 2,
(In thousands)	2022	2021
Accounts receivable, net:
Accounts receivable	$81,571	$68,274
Less allowance for doubtful accounts	(396)	(357)
Total	$81,175	$67,917

Inventories:
Raw materials	$123,421	$50,459
Work in process	8,365	6,680
Finished goods	60,661	21,910
Total	$192,447	$79,049

Other current assets:
Prepaid insurance	$4,929	$5,169
Other	2,069	4,887
Total	$6,998	$10,056

Other assets:
Cash surrender value of life insurance policies	$10,286	$12,501
Right-of-use asset	1,856	1,717
Capitalized financing costs, net	57	106
Assets held for sale	-	6,306
Other	123	137
Total	$12,322	$20,767

Property, plant and equipment, net:
Land and land improvements	$14,566	$14,554
Buildings	54,408	53,182
Machinery and equipment	191,138	180,654
Construction in progress	10,336	10,191
	270,448	258,581
Less accumulated depreciation	(162,183)	(152,957)
Total	$108,265	$105,624

Accrued expenses:
Salaries, wages and related expenses	$8,122	$8,229
Income taxes	2,859	4,014
Customer rebates	2,547	2,354
Property taxes	1,170	1,575
Operating lease liability	1,136	1,030
Sales allowance reserves	1,127	991
State sales and use taxes	453	760
Other	463	453
Total	$17,877	$19,406

Other liabilities:
Deferred compensation	$13,440	$12,832
Deferred income taxes	6,920	6,296
Operating lease liability	728	695
Total	$21,088	$19,823

(14) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

(15) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheets. Lease expense for operating leases with original terms of more than twelve months was $355,000 and $357,000 for the three-month periods ended July 2, 2022 and July 3, 2021, respectively, and $1.1 million for each of the nine-month periods ended July 2, 2022 and July 3, 2021.

Most of our leases include options to extend or terminate the leases which are exercised at our sole discretion. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate, which approximates the rate to borrow on a collateralized basis, as of the commencement date in determining the present value of lease payments.

Supplemental cash flow and non-cash information related to leases is as follows:

	Nine Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Cash paid for operating leases included in operating cash flows	$1,071	$1,084
Right-of-use assets obtained in exchange for new lease obligations	1,182	303

Supplemental balance sheet information related to leases is as follows:

(In thousands)	July 2, 2022	October 2, 2021
Right-of-use assets:
Other assets	$1,856	$1,717

Lease liabilities:
Accrued expenses	1,136	1,030
Other liabilities	728	695
Total operating lease liabilities	$1,864	$1,725

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	July 2, 2022	October 2, 2021
Weighted average lease term (years)	1.86	1.80
Weighted average discount rate	3.7%	4.1%

Aggregate future operating lease payments as of July 2, 2022 are as follows:

(In thousands)
2022	$333
2023	1,022
2024	499
2025	69
2026	2
Thereafter	1
Total future operating lease payments	1,926
Less: imputed interest	(62)
Present value of lease liabilities	$1,864

(16) Contingencies

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

Overview

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement, including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives who are our employees. We sell our products nationwide across the U.S. and, to a much lesser extent, into Canada, Mexico and Central and South America, delivering them primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer in our industry; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our footprint.

Impact of COVID-19

The COVID-19 pandemic has had a limited impact on our financial position and results of operation to date. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and the potential effect on our financial position, results of operations and cash flows. There are many uncertainties regarding the future and ultimate impact that COVID-19 will have on all aspects of our business. We will continue to assess and make adjustments as necessary.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	July 2,		July 3,	July 2,		July 3,
	2022	Change	2021	2022	Change	2021

Net sales	$227,173	41.3%	$160,739	$618,841	47.6%	$419,343
Gross profit	58,082	84.1%	31,550	157,515	93.0%	81,629
Percentage of net sales	25.6%		19.6%	25.5%		19.5%
Selling, general and administrative expense	$8,235	33.2%	$6,184	$27,718	10.6%	$25,067
Percentage of net sales	3.6%		3.8%	4.5%		6.0%
Restructuring charges (recoveries), net	$-	(100.0% )	$1,598	$(318)	(111.4% )	$2,800
Effective income tax rate	22.7%		22.4%	22.6%		22.6%
Net earnings	$38,559	109.6%	$18,395	$100,705	142.9%	$41,458

Third Quarter of Fiscal 2022 Compared to Third Quarter of Fiscal 2021

Net Sales

Net sales for the third quarter of 2022 increased 41.3% to $227.2 million from $160.7 million in the prior year quarter, reflecting a 53.9% increase in average selling prices partially offset by an 8.2% decrease in shipments. The increase in average selling prices was driven by price increases implemented to recover the escalation in raw material costs together with strong demand for our products.  The decrease in shipments was due to inventory management measures pursued by our customers of the standard welded wire product line in the current year quarter along with reduced labor availability constraining production levels. Shipments in the current and prior year quarter were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the third quarter of 2022 increased 84.1% to $58.1 million, or 25.6% of net sales, from $31.5 million, or 19.6% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($30.0 million) partially offset by a decrease in shipments ($2.6 million) and higher manufacturing costs ($0.8 million). The increase in spreads was driven by higher average selling prices ($79.0 million) partially offset by higher raw material costs ($47.1 million) and freight expense ($1.9 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2022 increased 33.2% to $8.2 million, or 3.6% of net sales, from $6.2 million, or 3.8% of net sales, in the prior year quarter primarily due to the relative year-over-year changes in the cash surrender value of life insurance policies ($1.3 million), higher compensation ($450,000),  employee benefit ($243,000) and travel ($93,000) expense partially offset by lower legal ($486,000) expense. The cash surrender value of life insurance policies decreased $977,000 in the current year quarter compared with an increase of $367,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments. The increase in compensation expense was largely driven by higher incentive plan expense. The increase in employee benefit expense was primarily related to higher employee health insurance costs in the current year quarter. The decrease in legal expense was due to costs associated with trade matters incurred in the prior year quarter.

Restructuring Charges (Recoveries), Net

Net restructuring charges of $1.6 million were incurred in the third quarter of 2021 related to the closure of the Summerville, South Carolina facility, which had been acquired through the Strand-Tech Manufacturing, Inc. (“STM”) acquisition, and consolidation of our PC strand operations. Net restructuring charges included asset impairment charges ($1.4 million), facility closure ($176,000) and equipment relocation ($35,000) costs.

Income Taxes

Our effective tax rate for the third quarter of 2022 increased to 22.7% from 22.4% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the third quarter of 2022 increased to $38.6. million ($1.96 per diluted share) from $18.4 million ($0.94 per diluted share) in the prior year quarter primarily due to the increase in gross profit and the change in net restructuring charges (recoveries) partially offset by higher SG&A expense.

First Nine Months of Fiscal 2022 Compared to First Nine Months of Fiscal 2021

Net Sales

Net sales for the first nine months of 2022 increased 47.6% to $618.8 million from $419.3 million in the same year-ago period, reflecting a 62.2% increase in average selling prices partially offset by a 9.1% decrease in shipments. The increase in average selling prices was driven by price increases implemented to recover the escalation in raw material costs together with strong demand for our products. The decrease in shipments was due to the impact of tight supply conditions for raw materials, inventory management measures pursued by our customers of the standard welded wire product line and labor availability constraining production levels during the current year period. Shipments for both periods were not materially impacted by the COVID-19 pandemic.

Gross Profit

Gross profit for the first nine months of 2022 increased 93.0% to $157.5 million, or 25.5% of net sales, from $81.6 million, or 19.5% of net sales, in the same year-ago period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($89.3 million) partially offset by a decrease in shipments ($7.1 million) and higher manufacturing costs ($6.3 million). The increase in spreads was driven by higher average selling prices ($236.5 million) partially offset by higher raw material costs ($142.5 million) and freight expense ($4.7 million).

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2022 increased 10.6% to $27.7 million, or 4.5% of net sales, from $25.1 million, or 6.0% of net sales, in the same year-ago period primarily due to the relative year-over-year changes in the cash surrender value of life insurance policies ($2.9 million), higher compensation ($650,000), travel ($315,000) and insurance ($211,000) expense partially offset by lower legal ($1.8 million) and employee benefit ($178,000) expense. The cash surrender value of life insurance policies decreased $1.4 million in the current year period compared with an increase of $1.5 million in the prior year period due to the corresponding changes in the value of the underlying investments. The increase in compensation expense was largely driven by higher incentive plan expense. The decrease in legal expense was primarily related to costs associated with trade matters incurred in the prior year period. The decrease in employee benefits expense was due to a net gain on the settlement of life insurance policies ($364,000) in the current year period.

Restructuring Charges (Recoveries), Net

Net restructuring recoveries of $318,000 were incurred in the first nine months of 2022 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM acquisition, and consolidation of our PC strand operations. Net restructuring recoveries for the current period included a gain on sale of the Summerville facility ($622,000) partially offset by facility closure ($304,000) costs. Net restructuring charges of $2.8 million were incurred in the prior year period which included asset impairment charges ($1.4 million), facility closure ($987,000), equipment relocation ($409,000) and employee separation ($13,000) costs.

Income Taxes

Our effective income tax rate was 22.6% for each of the nine-month periods ended July 2, 2022 and July 3, 2021.

Net Earnings

Net earnings for the first nine months of 2022 increased to $100.7 million ($5.13 per diluted share) from $41.5 million ($2.13 per diluted share) in the same year-ago period primarily due to the increase in gross profit and the change in net restructuring charges (recoveries) partially offset by higher SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Nine Months Ended
	July 2,	July 3,
	2022	2021
Net cash provided by operating activities	$15,114	$65,462
Net cash used for investing activities	(2,739)	(13,884)
Net cash used for financing activities	(39,214)	(30,439)

Net working capital	248,629	152,184
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$364,924	$276,996
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$364,924	$276,996

Operating Activities

Operating activities provided $15.1 million of cash during the first nine months of 2022 primarily from net earnings adjusted for non-cash items together with a net increase in working capital. Working capital used $99.5 million of cash due to a $113.4 million increase in inventories and a $13.3 million increase in accounts receivable partially offset by a $27.2 million increase in accounts payable and accrued expenses. The increase in inventories was the result of higher raw material purchases during the period together with higher average unit costs. The increase in accounts receivable was due to higher average selling prices. The increase in accounts payable and accrued expenses was largely due to higher raw material purchases during the period and the timing of payments.

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

Investing Activities

Investing activities used $2.7 million of cash during the first nine months of 2022 compared to $13.9 million during the prior year period primarily due to the receipt of proceeds from the sale of assets held for sale ($6.9 million), life insurance claims ($1.5 million), lower capital expenditures ($1.4 million) and a decrease in cash surrender value of life insurance policies ($1.3 million). Capital expenditures decreased to $12.3 million from $13.7 million in the prior year period and are expected to total up to $20.0 million for fiscal 2022 due to extended delivery timelines for capital equipment purchases.  Capital expenditures for fiscal 2022 are to advance the growth of our engineered structural mesh business and support cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $39.2 million of cash during the first nine months of 2022 compared to $30.4 million during the prior year period. During the first nine months of 2022, we declared and paid a special dividend totaling $38.8 million, or $2.00 per share, and regular quarterly dividend totaling $1.8 million, or $0.09 per share. During the first nine months of 2021, we declared and paid a special dividend totaling $29.0 million, or $1.50 per share, and a regular quarterly dividend totaling $1.7 million, or $0.09 per share.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of July 2, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first nine months of 2022, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the period. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2021 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2021 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2021 Annual Report for further information regarding our critical accounting policies and estimates. As of July 2, 2022, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2021 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

Looking ahead to the remainder of the fiscal 2022, we expect another period of strong financial performance during our fourth quarter.  Customer sentiment remains positive, and the leading indicators for our nonresidential construction end markets remain at expansionary levels, signaling a continuation of the robust demand environment across our customer base.  While we have experienced some demand softness in our standard welded wire reinforcement product line, we have not detected any similar trends in the rest of the Company’s product lines.   The softening is believed to have resulted from slowing new home construction together with distribution channels that had recovered from supply shortfalls earlier in the fiscal year, which caused companies to more tightly manage inventories, thereby unfavorably affecting our production and shipments.

While inadequate supplies of domestically produced hot rolled steel wire rod, our principal raw material, have been alleviated though foreign sources, our operations are managing through unusually tight labor markets that have resulted in less than full capacity operating schedules at certain facilities.  To mitigate this impact in the near term, we have instituted innovative work schedules and higher pay levels, which we believe will support increased production through the balance of calendar year 2022.  Longer term, one of the benefits of our capital investment plan will be a reduction in our overall labor intensity and operating costs.

We will continue to focus on those factors that we can reasonably control including closely managing expenses; aligning our production schedules with demand to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in recent years and expect to continue to make in our facilities in the form of reduced operating costs and additional capacity to support future growth. Also, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or to expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2022, a 10% increase in the price of wire rod would have resulted in a $35.5 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of July 2, 2022, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of July 2, 2022.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 2, 2022. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended July 2, 2022, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2021 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2021 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock and may commence or suspend the program at any time at our discretion without prior notice. The Authorization continues in effect until terminated by our Board of Directors. As of July 2, 2022, there was $24.8 million remaining available for future share repurchases under the Authorization. There were no share repurchases during the three- and nine-month periods ended July 2, 2022 and July 3, 2021.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended July 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended July 2, 2022 and July 3, 2021, (ii) the Consolidated Balance Sheets as of July 2, 2022 and October 2, 2021, (iii) the Consolidated Statements of Cash Flows for the nine months ended July 2, 2022 and July 3, 2021, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 2, 2022 and July 3, 2021, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: July 21, 2022	By:	/s/ Mark A. Carano
Mark A. Carano
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)