Form 10-K
period 2022-10-01
INSTEEL INDUSTRIES INC
filed 2022-10-27
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 2, 2022 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $576,420,957 based upon the closing sale price as reported on the New York Stock Exchange. As of October 26, 2022, there were 19,478,099 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2023 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could,” “outlook,” “continues,” “remains” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to a number of risks and uncertainties and involve certain assumptions. Actual results may differ materially from those expressed in forward-looking statements, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in the “Risk Factors” section of this report and are updated from time to time in our filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

General

Insteel Industries, Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold mainly to manufacturers of concrete products that are used primarily in nonresidential construction. For fiscal 2022, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

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

Marketing and Distribution

We market our products through sales representatives who are our employees. Our outside sales representatives are trained on the technical applications for our products and sell multiple product lines in their respective territories. We sell our products nationwide across the U.S. and, to a much lesser extent, into Canada, Mexico and Central and South America. Our products are shipped primarily by truck, using common or contract carriers. The delivery method selected is determined based on backhaul opportunities, comparative costs and customer service requirements.

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2022, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases, we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any customers that represented 10% or more of our net sales in fiscal years 2022, 2021 and 2020. The loss of a single customer or a few customers would not have a material adverse impact on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2022 will be shipped during the first quarter of fiscal 2023.

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

Raw Materials

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers and can generally be characterized as a commodity product. We purchase several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties and metallurgical characteristics that are required for our products. High-carbon grades of wire rod are required for the production of PC strand while low-carbon grades are used to manufacture WWR.

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity, and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. U.S. government trade policies and trade actions by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2022 and 2021 represented approximately 26% and 16%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

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

Selling prices for our products tend to be correlated with changes in wire rod prices. However, the timing and magnitude of the relative price changes varies depending upon market conditions and competitive factors. Ultimately, the relative supply - demand balance in our markets and competitive dynamics determine whether our margins expand or contract during periods of rising or falling wire rod prices.

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

Human Capital

We value all our employees and their important role in the long-term success of the company. Our human capital strategy is centered around four key areas: Safe Operations, Performance Based Compensation, Equal Opportunity and Hiring and Retention. As of October 1, 2022, we had 964 employees, none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

Safe Operations

Our employees are extensively trained in a formal process of risk assessment, risk reduction and hazard elimination and empowered with the authority to stop equipment or tasks until work can be safely accomplished. “Safe Operations with Zero Harm,” our internal safety philosophy, is a key part of our ongoing employee training and operations. Zero Harm is identifying and managing risk to avoid injuries, illness or other negative impacts experienced by employees, the community, customers, property, the environment and shareholders. We monitor our safety performance through a key range of leading and lagging measures of safety.

Leading Indicator Measures:	Lagging Indicator Measures:
● Hazard management process training ● Leadership engagement ● Employee involvement	● Rolling 12-month Incident Recordable Rate ● Lost Time Rate ● Severity Rate – Days Away, Restricted, and Transferred (DART)

Performance Based Compensation

Our production and skilled trades team members earn pay increases through our “Pay for Skills” program and share in productivity pay through our “Team Share” incentive program. Our salaried team members also have a compensation structure that rewards individual performance in addition to company performance. The Team Share incentive program is driven by variables that are controllable at the plant level. We believe a compensation structure, which rewards both individual initiative and team accomplishments, leads to higher levels of performance.

Equal Opportunity

Our business depends on talented individuals who bring diverse skills, experiences and backgrounds. We believe in a collaborative workplace that is based on the fundamentals of dignity, respect, equality and opportunity for all and encourage transparency and access to leadership through our Open-Door Policy, Code of Business Conduct (including Whistleblower Hotline), Equal Opportunity Policy, Harassment Policy and Mission and Values. Our performance and succession development process includes all employees. We have many team members in key leadership roles who started in entry-level roles and have grown in their careers by partnering with us in their development plans.

Hiring and Retention

Our performance relies on people who are developed and empowered to achieve results. We are improving the future of our company by identifying, developing and retaining talent that reflects our corporate philosophy. Our goal is to create a positive and engaging work environment that meets evolving employee needs in areas like flexible work schedules beyond the traditional full-time work schedule (such as part-time, weekend only, shared shift and other flexible approaches that attract a broader candidate pool). In addition, we are involved in many outreach programs in our communities to provide opportunities to diverse talent sources that may otherwise be overlooked or face barriers to equal opportunity.

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

Environmental Matters

We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. Although our future compliance with additional environmental requirements could necessitate capital outlays, we do not believe these expenditures would ultimately have a material adverse effect on our financial position or results of operations. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2023.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available at no cost on our website at https://investor.insteel.com and the SEC’s website at www.sec.gov as soon as reasonably practicable after we file these reports with the SEC. The information available on our website and the SEC’s website is not incorporated into this report or any of our filings with the SEC.

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

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Prices for wire rod have become increasingly volatile in recent years driven by the higher degree of variability in raw material costs for rod producers, changes in trade policy and the tightening of domestic supply. In response, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis, as well as unilaterally changing the terms of prior commitments.

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

Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor and to provide healthcare and other benefits to our employees could increase, adversely impacting profitability. As the labor market recovers from the effects of the COVID-19 pandemic, availability of qualified employees and competition for them has escalated, which has increased costs associated with attracting and retaining employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Additionally, employee turnover could result in lost time due to inefficiencies and the need for additional training, which could impact our operating results. Changes to healthcare regulations may also increase the cost of providing such benefits to our employees. We cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

In addition, increasing transaction prices for freight, natural gas, electricity, fuel and consumables would adversely affect our manufacturing and distribution costs. For most of our business, we incur the transportation costs associated with the delivery of products to our customers. Although we have previously implemented numerous measures to offset the impact of increases in these costs, there can be no assurance that such actions will be effective. If we are unable to pass these additional costs through by raising our selling prices, our financial results could be adversely impacted.

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of raw materials, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Additionally, we have facilities located in areas that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities and inventory as well as business interruption caused by such events. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products and delay shipments of our products to customers. We believe that adaptation strategies to accommodate rising sea levels and other climate related phenomena could stimulate demand for our products to the extent that reinforced concrete products are essential to managing surface waters.

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

Our operations are capital intensive and require substantial recurring expenditures for the routine maintenance of our equipment and facilities. Although we expect to finance our business requirements through internally generated funds or from borrowings under our $100 million revolving credit facility, we cannot provide any assurances these resources will be sufficient to support our business. A material adverse change in our operations or financial condition could limit our ability to borrow funds under our credit facility, which could further adversely impact our liquidity and financial condition. Any significant future acquisitions could require additional financing from external sources that may not be available on favorable terms, which could adversely impact our growth, operations, financial condition and results of operations.

Legal and Regulatory Risks

Changes in environmental compliance and remediation requirements could result in substantial increases in our capital investments and operating costs.

Our business is subject to numerous federal, state and local laws and regulations pertaining to the protection of the environment that could require substantial increases in capital investments and operating costs. These laws and regulations, which are constantly evolving, are becoming increasingly stringent, and the ultimate impact of compliance is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Legislation and increased regulation regarding climate change, including mandatory reductions in energy consumption or emissions of greenhouse gases, could impose significant costs on us, including costs related to energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

General Risks

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the ongoing COVID-19 pandemic.

The COVID-19 pandemic and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. While the U.S. economy has experienced a recovery from the conditions experienced at the onset of the COVID-19 pandemic, the emergence of new variants of COVID-19, labor shortages, supply chain disruptions, new or proposed legislation related to governmental spending, inflation and increases in interest rates have impacted, and will continue to impact, economic growth. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business due to any resulting economic recession. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and the potential effect on our financial position, results of operations and cash flows. The situation remains dynamic, and the ultimate duration and impact on our business are not known at this time.

Our stock price can be volatile, often in connection with matters beyond our control.

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2022, our common stock traded as high as $47.70 and as low as $26.02. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results.

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

Our balance sheet includes intangible assets, including goodwill and other separately identifiable assets related to prior acquisitions, and we may acquire additional intangible assets in connection with future acquisitions. We are required to review goodwill for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise such as, among other things, a decline in our stock price and market capitalization or a reduction in our projected operating results and cash flows. If our review indicates that goodwill has been impaired, the impaired portion would have to be written-off during that period which could adversely impact our business and financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. We also have an engineering and administrative office located in Sugarloaf, Pennsylvania. As of October 1, 2022, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

We own all of our real estate except for the office in Sugarloaf, Pennsylvania, which we lease. We believe that our properties are in good operating condition and that our machinery and equipment have been well maintained. We also believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate to satisfy the current and projected demand for our products.

Item 3. Legal Proceedings.

We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not anticipate that the ultimate cost to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
H. O. Woltz III	66	President, Chief Executive Officer and Chairman of the Board
Mark A. Carano	53	Senior Vice President, Chief Financial Officer and Treasurer
James F. Petelle	72	Vice President Administration, Secretary and Chief Legal Officer
Richard T. Wagner	63	Senior Vice President and Chief Operating Officer
James R. York	64	Senior Vice President, Sourcing and Logistics

H. O. Woltz III, 66, has served as Chief Executive Officer since 1991, as President since 1989 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz has served as Chairman of the Board since 2009.

Mark A. Carano, 53, has served as Senior Vice President, Chief Financial Officer and Treasurer since October 2020 and as Vice President, Chief Financial Officer and Treasurer from May 2020 to October 2020. Prior to Insteel, Mr. Carano had been employed by Big River Steel, a privately-held manufacturer of steel products, having served as Chief Financial Officer since April 2019. Prior to Big River Steel, he served in various senior management finance roles with Babcock & Wilcox Enterprises from June 2013 to October 2018. Mr. Carano also has 14 years of combined investment banking experience with Bank of America, Merrill Lynch, Deutsche Bank and First Union Securities.

James F. Petelle, 72, has served as Vice President, Administration, Secretary and Chief Legal Officer since October 2020. He joined us in October 2006 and was elected Vice President and Assistant Secretary in November 2006 and Vice President, Administration and Secretary in January 2007. He was previously employed by Andrew Corporation, a publicly-held manufacturer of telecommunications infrastructure equipment, having served as Secretary from 1990 to May 2006, and Vice President - Law from 2000 to October 2006.

Richard T. Wagner, 63, has served as Senior Vice President, Chief Operating Officer since October 2020 and as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. He joined us in 1992 serving in various other management roles. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

James R. York, 64, has served as Senior Vice President, Sourcing and Logistics since October 2020, and as Vice President, Sourcing and Logistics since joining us in 2018.  Prior to Insteel, he served in various senior management roles with Leggett & Platt, a publicly-held manufacturer of diversified engineered products, from 2002 to 2018, including Group President-Rod and Wire Products, Unit President-Wire Products and Unit President-Specialty Products.  Mr. York served in a range of leadership positions at Bekeart Corporation, a U.S. subsidiary of N.V. Bekeart A.S. of Belgium, from 1983 to 2002.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “IIIN” and has traded on the NYSE since March 17, 2021. As of October 26, 2022, there were 467 shareholders of record.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors. On November 16, 2021, our Board of Directors approved a one-time special cash dividend of $2.00 per share that was paid on December 17, 2021.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of common stock during the quarter ended October 1, 2022:

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
July 3, 2022 - August 6, 2022	-	-	-	$24,756	(1)
August 7, 2022 - September 3, 2022	25,763	$29.26	25,763	24,002	(1)
September 4, 2022 - October 1, 2022	15,943	$28.20	15,943	23,552	(1)
	41,706		41,706

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 18 to our consolidated financial statements and incorporated herein by reference.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P Building Products Index for the five years ended October 1, 2022. The graph and table assume that $100 was invested on September 30, 2017 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	September 30, 2017	September 29, 2018	September 28, 2019	October 3, 2020	October 2, 2021	October 1, 2022
Insteel Industries, Inc.	$100.00	$142.87	$82.93	$76.42	$168.12	$120.44
Russell 2000	100.00	115.24	104.99	105.40	155.66	119.08
S&P Building Products	100.00	90.79	107.05	123.99	179.62	135.57

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our discussion and analysis of our financial condition and results of operations are based on these consolidated financial statements. The preparation of our consolidated financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on currently available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 2, "Summary of Significant Accounting Policies", and elsewhere in the accompanying consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations is for the year ended October 1, 2022 compared with the year ended October 2, 2021. Discussions of our financial condition and results of operations for the year ended October 2, 2021 compared to October 3, 2020 that have been omitted under this item can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021, which was filed with the SEC on October 27, 2021.

The table below presents a summary of our results of operations for fiscal 2022 and fiscal 2021.

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	October 1,		October 2,
	2022	Change	2021
Net sales	$826,832	40.0%	$590,601
Gross profit	197,310	62.3%	121,548
Percentage of net sales	23.9%		20.6%
Selling, general and administrative expense	$36,048	11.3%	$32,388
Percentage of net sales	4.4%		5.5%
Restructuring (recoveries) charges, net	$(318)	(111.1% )	$2,868
Effective income tax rate	22.7%		22.6%
Net earnings	$125,011	87.7%	$66,610

2022 Compared with 2021

Net Sales

Net sales increased 40.0% to $826.8 million in 2022 from $590.6 million in 2021, reflecting a 51.9% increase in selling prices partially offset by a 7.8% decrease in shipments. The increase in average selling prices was driven by price increases implemented in the current year to recover the escalation in raw material costs. The decrease in shipments was due to tight supply conditions for raw materials during the first half of the current year followed by inventory management measures pursued by our customers and weakness in residential construction activity in the latter half of the year.

Gross Profit

Gross profit increased 62.3% to $197.3 million, or 23.9% of net sales, in 2022 from $121.5 million, or 20.6% of net sales, in 2021. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($94.2 million) partially offset by higher manufacturing costs ($9.2 million) and a decrease in shipments ($9.2 million). The increase in spreads was driven by higher average selling prices ($282.0 million) partially offset by higher raw material costs ($181.9 million) and freight expense ($5.9 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 11.3% to $36.0 million, or 4.4% of net sales, in 2022 from $32.4 million, or 5.5% of net sales, in 2021 primarily due to relative year-over-year changes in the cash surrender value of life insurance policies ($3.4 million), higher compensation ($948,000), travel ($423,000) and insurance ($265,000) expense partially offset by the lower legal ($1.8 million) and employee benefit ($321,000) expense. The cash surrender value of life insurance policies decreased $1.9 million in the current year compared with an increase of $1.5 million in the prior year due to the corresponding changes in the value of the underlying investments. The increase in compensation expense was largely driven by higher incentive and stock-based compensation expense. The decrease in legal expense was primarily related to costs associated with trade matters incurred in the prior year. The decrease in employee benefits expense was due to a net gain on the settlement of life insurance policies ($364,000) in the current year.

Restructuring (Recoveries) Charges, Net

Net restructuring recoveries of $318,000 were incurred in 2022 related to the closure of the Summerville, South Carolina facility, which had been acquired through the STM Acquisition, and the consolidation of our PC strand operations. Net restructuring recoveries in 2022 included a gain on sale of the Summerville facility ($622,000) partially offset by facility closure costs ($304,000). Net restructuring charges of $2.9 million were incurred in the prior year which included asset impairment charges ($1.4 million), facility closure costs ($1.0 million), equipment relocation costs ($423,000) and employee separation costs ($13,000).

Income Taxes

Our effective income tax rate for 2022 increased to 22.7% from 22.6% in 2021 due to changes in book versus tax differences.

Net Earnings

Net earnings increased to $125.0 million ($6.37 per diluted share) in 2022 from $66.6 million ($3.41 per diluted share) in 2021 primarily due to the increase in gross profit and the change in net restructuring (recoveries) charges partially offset by higher SG&A expense.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash and cash equivalents, cash generated by operating activities and borrowing availability provided under our $100.0 million revolving credit facility (the “Credit Facility”). Our principal capital requirements include funding working capital, capital expenditures, dividends and any share repurchases. As of October 1, 2022, our cash and cash equivalents totaled $48.3 million compared with $89.9 million as of October 2, 2021.

We believe that, in the absence of significant unanticipated cash demands, cash and cash equivalents, cash generated by operating activities and the borrowing availability provided under the Credit Facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any, in both the short- and long-term. We also expect to have access to the amounts available under our Credit Facility as required. However, should we experience future reductions in our operating cash flows due to weakening conditions in our construction end-markets and reduced demand from our customers, we may need to curtail capital and operating expenditures, delay or restrict share repurchases, cease dividend payments and/or realign our working capital requirements.

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

Selected Liquidity and Capital Resources Data

(Dollars in thousands)

	Year Ended
	October 1,	October 2,
	2022	2021
Net cash provided by operating activities	$5,670	$69,878
Net cash used for investing activities	(6,039)	(17,805)
Net cash used for financing activities	(41,199)	(30,877)

Cash and cash equivalents	48,316	89,884
Net working capital	272,736	178,057
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$389,744	$302,038
Percentage of total capital	100%	100%
Total capital (total debt + shareholders' equity)	$389,744	$302,038

Operating Activities

Operating activities provided $5.7 million of cash in 2022 primarily from net earnings adjusted for non-cash items partially offset by an increase in working capital. Working capital used $134.3 million of cash due to a $118.6 million increase in inventories, a $13.7 million increase in accounts receivable and a $2.0 million decrease in accounts payable and accrued expenses. The increase in inventories was the result of higher raw material purchases during 2022 together with higher average unit costs. The increase in accounts receivable was due to higher average selling prices. The decrease in accounts payable and accrued expenses was primarily related to lower raw material purchases near the end of the current year.

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

Investing Activities

Investing activities used $6.0 million of cash in 2022 primarily due to capital expenditures ($15.9 million) partially offset by the receipt of proceeds from the sale of assets held for sale ($6.9 million), life insurance claims ($1.5 million) and a decrease in cash surrender value of life insurance policies ($1.4 million). Investing activities used $17.8 million of cash in 2021 primarily due to capital expenditures ($17.5 million) and an increase in the cash surrender value of life insurance policies ($0.4 million). Capital expenditures for both years focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements. Capital expenditures are expected to total up to approximately $30.0 million in 2023, which include expenditures primarily to advance the growth of our engineered structural mesh business and to support cost and productivity improvement initiatives as well as recurring maintenance requirements. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $41.2 million of cash in 2022 and $30.9 million of cash in 2021. In 2022, $41.2 million of cash was used for dividend payments (including a special cash dividend of $38.8 million, or $2.00 per share, and regular cash dividends totaling $2.4 million) and $1.2 million for the repurchase of common stock, which was partially offset by $1.7 million of proceeds from the exercise of stock options. In 2021, $31.3 million of cash was used for dividend payments (including a special cash dividend of $29.0 million, or $1.50 per share, and regular cash dividends totaling $2.3 million), which was partially offset by $1.1 million of proceeds from the exercise of stock options.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a Credit Facility that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 1, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million (see Note 8 to the consolidated financial statements). As of October 2, 2021, there were no borrowings outstanding on the Credit Facility.

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

Contractual Obligations

In addition to our discussion and analysis surrounding our liquidity and capital resources, our contractual obligations and commitments as of October 1, 2022, include:

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

●

Debt Obligations and Interest Payments - See Note 8, “Long-Term Debt,” within our consolidated financial statements for further detail of our debt and the timing of expected future principal and interest payments. As of October 1, 2022, there were no borrowings outstanding.

●	Capital Expenditures – As of October 1, 2022, we had contractual commitments for capital expenditures of $31.9 million.

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

During 2022 and 2021, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of each year. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products is uncertain at this time.

Outlook

Looking ahead to fiscal 2023, we are optimistic about demand in both our private and public nonresidential construction markets. Backlogs across our customer base remain solid and widely monitored leading market indicators in private nonresidential construction point to continued expansion. Public nonresidential construction markets should benefit from incremental demand from both the strong financial position of state budgets and funding by the Infrastructure Investment and Jobs Act. Weakness in the residential construction market and heightened uncertainty regarding the future direction of the overall economy are areas we are closely monitoring, but we believe our strong balance sheet and flexible operating model position us to navigate challenges we may encounter.

Regardless of the market dynamics, we continue to focus on those factors we control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our operating costs; pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities: and furthering our human capital strategy. We also expect gradually increasing contributions from the substantial investments we have made in our facilities in the form of reduced operating costs and additional capacity to support future growth. Finally, we will continue to pursue acquisitions opportunistically in our existing businesses that expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in strength of home markets, foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2022 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $48.5 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of October 1, 2022, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 1, 2022. During 2022, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020
Net sales	$826,832	$590,601	$472,618
Cost of sales	629,522	469,053	416,831
Gross profit	197,310	121,548	55,787
Selling, general and administrative expense	36,048	32,388	31,348
Restructuring (recoveries) charges, net	(318)	2,868	1,695
Acquisition costs	-	-	195
Other expense (income), net	88	114	(1,254)
Interest expense	91	96	106
Interest income	(326)	(21)	(473)
Earnings before income taxes	161,727	86,103	24,170
Income taxes	36,716	19,493	5,161
Net earnings	$125,011	$66,610	$19,009

Net earnings per share:
Basic	$6.41	$3.44	$0.99
Diluted	6.37	3.41	0.98

Cash dividends declared	2.12	1.62	0.12

Weighted average shares outstanding:
Basic	19,517	19,344	19,278
Diluted	19,629	19,534	19,383

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

Net earnings	$125,011	$66,610	$19,009

Adjustment to defined benefit plan liability, net of income taxes of ($463), $154 and ($93), respectively	1,465	(486)	292
Other comprehensive income (loss)	1,465	(486)	292

Comprehensive income	$126,476	$66,124	$19,301

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	October 1,	October 2,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$48,316	$89,884
Accounts receivable, net	81,646	67,917
Inventories	197,654	79,049
Other current assets	7,716	10,056
Total current assets	335,332	246,906
Property, plant and equipment, net	108,156	105,624
Intangibles, net	6,847	7,668
Goodwill	9,745	9,745
Other assets	11,665	20,767
Total assets	$471,745	$390,710

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$46,796	$49,443
Accrued expenses	15,800	19,406
Total current liabilities	62,596	68,849
Other liabilities	19,405	19,823
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2022, 19,478; 2021, 19,408	19,478	19,408
Additional paid-in capital	81,997	78,688
Retained earnings	289,246	206,384
Accumulated other comprehensive loss	(977)	(2,442)
Total shareholders’ equity	389,744	302,038
Total liabilities and shareholders’ equity	$471,745	$390,710

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at September 28, 2019	19,261	$19,261	$74,632	$154,372	$(2,248)	$246,017
Net earnings				19,009		19,009
Other comprehensive income(1)					292	292
Vesting of restricted stock units	43	43	(43)			-
Compensation expense associated with stock-based plans			2,028			2,028
Restricted stock units and stock options surrendered for withholding taxes payable			(230)			(230)
Cash dividends declared				(2,313)		(2,313)
Balance at October 3, 2020	19,304	19,304	76,387	171,068	(1,956)	264,803
Net earnings				66,610		66,610
Other comprehensive loss(1)					(486)	(486)
Stock options exercised	74	74	1,008			1,082
Vesting of restricted stock units	30	30	(30)			-
Compensation expense associated with stock-based plans			1,988			1,988
Restricted stock units and stock options surrendered for withholding taxes payable			(665)			(665)
Cash dividends declared				(31,294)		(31,294)
Balance at October 2, 2021	19,408	19,408	78,688	206,384	(2,442)	302,038
Net earnings				125,011		125,011
Other comprehensive income(1)					1,465	1,465
Stock options exercised	72	72	1,578			1,650
Vesting of restricted stock units	40	40	(40)			-
Compensation expense associated with stock-based plans			2,429			2,429
Repurchases of common stock	(42)	(42)	(175)	(987)		(1,204)
Restricted stock units and stock options surrendered for withholding taxes payable			(483)			(483)
Cash dividends declared				(41,162)		(41,162)
Balance at October 1, 2022	19,478	$19,478	$81,997	$289,246	$(977)	$389,744

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2020 ($93), 2021 $154 and 2022 ($463).

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020
Cash Flows From Operating Activities:
Net earnings	$125,011	$66,610	$19,009
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,486	14,521	14,255
Amortization of capitalized financing costs	65	65	66
Stock-based compensation expense	2,429	1,988	2,028
Deferred income taxes	327	(118)	(424)
Asset impairment charges	-	1,415	343
(Gain) loss on sale and disposition of property, plant and equipment and assets held for sale	(480)	125	(1,114)
Increase in cash surrender value of life insurance policies over premiums paid	-	(1,533)	(243)
Gain from life insurance proceeds	(364)	-	(200)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(13,729)	(14,100)	(5,806)
Inventories	(118,605)	(10,086)	5,060
Accounts payable and accrued expenses	(1,964)	11,891	20,159
Other changes	(1,506)	(900)	3,091
Total adjustments	(119,341)	3,268	37,215
Net cash provided by operating activities	5,670	69,878	56,224

Cash Flows From Investing Activities:
Acquisition of business	-	-	(18,356)
Capital expenditures	(15,900)	(17,500)	(7,114)
Proceeds from sale of property, plant and equipment	-	-	40
Proceeds from surrender of life insurance policies	110	32	260
Decrease (increase) in cash surrender value of life insurance policies	1,361	(416)	(390)
Proceeds from sale of assets held for sale	6,934	79	2,186
Proceeds from life insurance claims	1,456	-	200
Net cash used for investing activities	(6,039)	(17,805)	(23,174)

Cash Flows From Financing Activities:
Proceeds from long-term debt	266	297	322
Principal payments on long-term debt	(266)	(297)	(322)
Cash dividends paid	(41,162)	(31,294)	(2,313)
Cash received from exercise of stock options	1,650	1,082	-
Repurchases of common stock	(1,204)	-	-
Payment of employee tax withholdings related to net share transactions	(483)	(665)	(230)
Net cash used for financing activities	(41,199)	(30,877)	(2,543)

Net (decrease) increase in cash and cash equivalents	(41,568)	21,196	30,507
Cash and cash equivalents at beginning of period	89,884	68,688	38,181
Cash and cash equivalents at end of period	$48,316	$89,884	$68,688

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$41,483	$16,799	$1,919
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	946	501	769
Restricted stock units and stock options surrendered for withholding taxes payable	483	665	230
Payable related to holdback for business acquired	-	-	1,000

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 1, 2022, OCTOBER 2, 2021 AND OCTOBER 3, 2020

(1) Description of Business

Insteel Industries, Inc. (“we,” “us,” “our,” “Insteel” or “the Company”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. Our products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors, rebar fabricators and contractors. We sell our products nationwide across the United States (“U.S.”) and, to a much lesser extent, into Canada, Mexico and Central and South America.

On March 16, 2020, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets of Strand-Tech Manufacturing, Inc. (“STM”).

We have evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions during this period that required additional recognition or disclosure in our consolidated financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2022 and 2021 were 52-week periods, and fiscal year 2020 was a 53-week period. All references to years relate to fiscal years rather than calendar years.

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

Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. We estimate for forfeitures over the service period. We determine the fair value of stock options issued by using a Monte Carlo valuation model at the grant date, which considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

Employee benefit plan. We account for our supplemental retirement benefit agreements (each, a “SRBA”) in accordance with ASC Topic 715, “Compensation - Retirement Benefits”. Under the provisions of ASC Topic 715, we recognize net periodic pension cost and value liabilities based on certain actuarial assumptions, principally the assumed discount rate.

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SRBAs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. We currently expect net periodic pension cost for 2023 to be $864,000 for the SRBAs. Cash contributions to the SRBAs during 2023 are expected to be $560,000.

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

The projected benefit obligations and net periodic pension cost for the SRBAs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates. A 0.25% decrease in the assumed discount rate for our SRBAs would have increased our projected and accumulated benefit obligations as of October 1, 2022 by approximately $297,000 and $244,000, respectively, and our expected net periodic pension cost for 2023 by approximately $30,000.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 10 - 20 years. Depreciation expense was approximately $13.7 million in 2022, $13.6 million in 2021 and $13.2 million in 2020 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense. No interest costs were capitalized in 2022, 2021 and 2020.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2022, 2021 and 2020. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how, non-competition agreements and trade names and are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2022. Impairment charges of $1.4 million and $0.3 million were recorded in 2021 and 2020, respectively, related to the impairment of long-lived assets resulting from the consolidation of our PC strand operations with the closure of our Summerville, South Carolina facility (see Note 5 to the consolidated financial statements).

Fair value of financial instruments. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of their short maturities.

Income taxes. Income taxes are based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. We assess the need to establish a valuation allowance against deferred tax assets to the extent we no longer believe it is more likely than not that the tax assets will be fully realized. We recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available, or applicable laws or regulations may change, thereby resulting in a favorable or unfavorable adjustment to amounts recorded.

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

(3) Recent Accounting Pronouncements

Current Adoptions

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)". ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to provide for more consistent application. We adopted ASU No. 2019-12 in the first quarter of 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of October 1, 2022 and October 2, 2021.

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

In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of 2020, and the facility was sold in 2022. The consolidation of our PC strand operations was completed in 2022. Following is a summary of the restructuring activity during 2022, 2021 and 2020:

	Employee	Equipment	Facility		Loss (Gain)
(In thousands)	Separation	Relocation	Closure	Asset	on Sale of
	Costs	Costs	Costs	Impairments	Equipment	Total
2022
Liability as of October 2, 2021	$-	$-	$10	$-	$-	$10
Restructuring charges (recoveries), net	-	-	304	-	(622)	(318)
Cash payments	-	-	(314)	-	-	(314)
Non-cash charges	-	-		-	622	622
Liability as of October 1, 2022	$-	$-	$-	$-	$-	$-

2021
Liability as of October 3, 2020	$-	$20	$151	$-	$-	$171
Restructuring charges, net	13	423	1,017	1,415	-	2,868
Cash payments	(13)	(443)	(1,158)	-	-	(1,614)
Non-cash charges	-	-		(1,415)	-	(1,415)
Liability as of October 2, 2021	$-	$-	$10	$-	$-	$10

2020
Restructuring charges, net	$182	$482	$806	$343	$(118)	$1,695
Cash payments	(182)	(462)	(655)	-	-	(1,299)
Non-cash charges	-	-	-	(343)	118	(225)
Liability as of October 3, 2020	$-	$20	$151	$-	$-	$171

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

As of October 1, 2022 and October 2, 2021, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of October 1, 2022:
Current assets:
Cash equivalents	$48,045	$48,045	$-
Other assets:
Cash surrender value of life insurance policies	9,938	-	9,938
Total	$57,983	$48,045	$9,938

As of October 2, 2021:
Current assets:
Cash equivalents	$86,395	$86,395	$-
Other assets:
Cash surrender value of life insurance policies	12,501	-	12,501
Total	$98,896	$86,395	$12,501

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

As of October 1, 2022 and October 2, 2021, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. During 2021, we recognized $1.4 million of impairment charges related to the Summerville facility acquired in the STM Acquisition to reflect its fair value of $6.3 million as of October 2, 2021. The Summerville facility, which was sold in 2022, was classified as assets held for sale in other assets on our consolidated balance sheet as of October 2, 2021. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of October 1, 2022:
Customer relationships	17.1	$9,870	$(4,130)	$5,740
Developed technology and know-how	20.0	1,800	(729)	1,071
Non-competition agreements	5.0	400	(364)	36
		$12,070	$(5,223)	$6,847

As of October 2, 2021:
Customer relationships	17.1	$9,870	$(3,482)	$6,388
Developed technology and know-how	20.0	1,800	(639)	1,161
Non-competition agreements	5.0	400	(284)	116
Trade name	2.7	250	(247)	3
		$12,320	$(4,652)	$7,668

Amortization expense for intangibles was $821,000 in 2022, $899,000 in 2021 and $1.0 million in 2020. Amortization expense for the next five years is $756,000 in 2023, $750,000 in 2024, $743,000 in 2025, $752,000 in 2026 and $480,000 in 2027.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 1, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million. As of October 2, 2021, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of October 1, 2022, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of October 1, 2022, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $65,000 in 2022, $65,000 in 2021 and $66,000 in 2020. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2023	$65
2024	41

(9) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of October 1, 2022, there were 555,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $1.1 million in 2022, $860,000 in 2021 and $810,000 in 2020. As of October 1, 2022, there was $714,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.11 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2022, 2021 and 2020 were $14.67, $14.47 and $8.05 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020
Expected term (in years)	4.61	4.87	4.81
Risk-free interest rate	3.03%	0.68%	0.95%
Expected volatility	49.63%	50.34%	47.18%
Expected dividend yield	0.34%	0.42%	0.59%

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

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 28, 2019	388	$26.16
Granted	121	21.08
Forfeited	(27)	25.88
Outstanding at October 3, 2020	482	24.90
Granted	74	34.76
Exercised	(128)	21.17		$2,212
Outstanding at October 2, 2021	428	27.72
Granted	82	35.32
Exercised	(85)	24.23		1,615
Forfeited	(60)	29.29
Outstanding at October 1, 2022	365	30.00	7.55	820

Vested and anticipated to vest in the future at October 1, 2022	357	29.92	7.51	815

Exercisable at October 1, 2022	197	28.30	6.4	614

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

	October 1,	October 2,	October 3,
(In thousands)	2022	2021	2020
Restricted stock unit grants:
Units	43	43	68
Market value	$1,563	$1,430	$1,444
Compensation expense	1,365	1,128	1,218

As of October 1, 2022, there was $1.1 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.73 years.

The following table summarizes RSU activity:

		Weighted	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
(Unit amounts in thousands)	Outstanding	Fair Value	(in thousands)
Balance, September 28, 2019	115	$26.16
Granted	68	21.29
Forfeited	(6)	25.49
Released	(55)	27.07	$1,127
Balance, October 3, 2020	122	23.07
Granted	43	33.22
Released	(36)	29.21	1,191
Balance, October 2, 2021	129	24.73
Granted	43	35.93
Forfeited	(3)	22.09
Released	(49)	22.17	1,773
Balance, October 1, 2022	120	29.88

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	October 1,	October 2,	October 3,
(Dollars in thousands)	2022	2021	2020
Provision for income taxes:
Current:
Federal	$33,377	$17,904	$5,056
State	3,012	1,707	529
	36,389	19,611	5,585
Deferred:
Federal	627	(180)	(288)
State	(300)	62	(136)
	327	(118)	(424)

Income taxes	$36,716	$19,493	$5,161

Effective income tax rate	22.7%	22.6%	21.4%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	October 1, 2022		October 2, 2021		October 3, 2020
Provision for income taxes at federal statutory rate	$33,963	21.0%	$18,082	21.0%	$5,076	21.0%
State income taxes, net of federal tax benefit	2,108	1.3	1,544	1.8	319	1.3
Stock-based compensation	(255)	(0.2)	(253)	(0.3)	128	0.5
Valuation allowance	(41)	(0.0)	(134)	(0.2)	(50)	(0.2)
Net operating loss carryback - CARES Act	-	-	-	-	(223)	(0.9)
Nondeductible expenses and other, net	941	0.6	254	0.3	(89)	(0.3)
Provision for income taxes	$36,716	22.7%	$19,493	22.6%	$5,161	21.4%

The components of deferred tax assets and liabilities are as follows:

	October 1,	October 2,
(In thousands)	2022	2021
Deferred tax assets:
Defined benefit plans	$2,617	$2,921
Accrued expenses and asset reserves	2,430	2,280
Stock-based compensation	1,176	1,204
Operating lease liability	353	387
State net operating loss carryforwards and tax credits	142	54
Valuation allowance	(32)	(73)
Deferred tax assets	6,686	6,773

Deferred tax liabilities:
Plant and equipment	(11,546)	(10,901)
Prepaid insurance	(1,279)	(1,374)
Right of use assets	(352)	(385)
Goodwill	(595)	(409)
Deferred tax liabilities	(13,772)	(13,069)
Net deferred tax liability	$(7,086)	$(6,296)

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

As of October 1, 2022 and October 2, 2021, we recorded deferred tax liabilities (net of valuation allowances) of $7.1 million and $6.3 million, respectively, in other liabilities on our consolidated balance sheet. We have $5.6 million of state NOLs that begin to expire in 2031, but principally expire between 2031 and 2037.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of October 1, 2022, we recorded a valuation allowance of $32,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not. The $41,000 decrease in the valuation allowance during 2022 is primarily due to the utilization of state NOLs for which an allowance had been recorded together with a reduction in state apportionment rates.

As of October 1, 2022, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2022, 2021 and 2020.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2017 remain subject to examination.

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

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SRBAs in our consolidated balance sheets is as follows:

	Year Ended
	October 1,	October 2,	October 3,
(In thousands)	2022	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$12,888	$11,610	$11,278
Service cost	399	312	338
Interest cost	347	316	334
Actuarial (gain) loss	(1,650)	855	(91)
Distributions	(205)	(205)	(249)
Benefit obligation at end of year	$11,779	$12,888	$11,610

Change in plan assets:
Actual employer contributions	$205	$205	$249
Actual distributions	(205)	(205)	(249)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(11,779)	$(12,888)	$(11,610)
Net amount recognized	$(11,779)	$(12,888)	$(11,610)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$1,285	$3,213	$2,574
Net amount recognized	$1,285	$3,213	$2,574

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net (gain) loss	$(1,650)	$855	$(91)
Amortization of net loss	(278)	(215)	(294)
Total recognized in other comprehensive (loss) income	$(1,928)	$640	$(385)

In 2022, 2021 and 2020, the actuarial (gain) loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligation such as the discount rate, estimated future compensation levels and changes in plan participants.

The accumulated benefit obligation was $10.7 million and $11.7 million as of October 1, 2022 and October 2, 2021, respectively.

Net periodic pension cost for the SRBAs includes the following components:

	Year Ended
	October 1,	October 2,	October 3,
(In thousands)	2022	2021	2020
Service cost	$399	$312	$338
Interest cost	347	316	334
Amortization of net loss	278	215	294
Net periodic pension cost	$1,024	$843	$966

The assumptions used in the valuation of the SRBAs are as follows:

	Measurement Date
	October 1,	October 2,	October 3,
	2022	2021	2020
Assumptions at year-end:
Discount rate	4.50%	2.75%	2.75%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SRBAs are as follows:

Fiscal year(s)	In thousands
2023	$560
2024	601
2025	919
2026	844
2027	844
2028	-	2032	4,706

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $1.7 million in 2022, $1.5 million in 2021 and $1.3 million in 2020.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $5.4 million in 2022, $6.4 million in 2021 and $6.0 million in 2020. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(12) Commitments and Contingencies

Purchase commitments. As of October 1, 2022, we had $57.1 million in non-cancelable purchase commitments for raw material extending as long as approximately 30 days and $31.9 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in our consolidated financial statements.

Legal proceedings. We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect the ultimate outcome or cost to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Severance and change of control agreements. We have entered into a severance agreement with our Chief Executive Officer that provides him with certain termination benefits in the event his employment with us is terminated without cause. The initial term of the agreement was two years, and it automatically renews for successive one-year terms unless we or our Chief Executive Officer provide notice of termination as specified in the agreement. In the event of termination of the Chief Executive Officer’s employment without cause, this agreement provides that he would receive termination benefits equal to one and one-half times his annual base salary in effect on the termination date and the continuation of health and welfare benefits for eighteen months. In addition, all of his stock options and restricted stock units would vest immediately, and outplacement services would be provided.

We have also entered into change in control agreements with key members of management, including our executive officers, which specify the terms of separation in the event that termination of their employment followed a change in control. The initial term of each agreement is two years, and they automatically renew for successive one-year terms unless we or the executive provide notice of termination as specified in the agreement. The agreements do not provide assurances of continued employment or specify the terms of an executive’s termination should one occur in the absence of a change in control. The compensation payable under the terms of these agreements differs between the Chief Executive Officer and the other covered executives. In the event of termination of the Chief Executive Officer within two years of a change of control, he would receive severance benefits equal to two times base compensation, two times the average bonus for the prior three years and the continuation of health and welfare benefits for two years. In the event of such a termination of the other key members of management, including our other four executive officers, within two years of a change of control, they would receive severance benefits equal to one times base compensation, one times the average bonus for the prior three years and the continuation of health and welfare benefits for one year. In addition, for any covered executive that is terminated within two years of a change of control, all of their stock options and restricted stock units would vest immediately, and outplacement services would be provided.

(13) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $1.4 million in 2022, $1.4 million in 2021 and $1.3 million in 2020.

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

Supplemental cash flow and non-cash information related to leases is as follows:

	Year Ended
(In thousands)	October 1, 2022	October 2, 2021
Cash paid for operating leases included in operating cash flows	$1,418	$1,413
Right-of-use assets obtained in exchange for new lease obligations	1,206	579

Supplemental balance sheet information related to leases is as follows:

(In thousands)	October 1, 2022	October 2, 2021
Right-of-use assets:
Other assets	$1,565	$1,717

Lease liabilities:
Accrued expenses	$997	$1,030
Other liabilities	572	695
Total operating lease liabilities	$1,569	$1,725

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	October 1, 2022	October 2, 2021
Weighted average lease term (in years)	1.7	1.8
Weighted average discount rate	3.7%	4.1%

Aggregate future operating lease payments as of October 1, 2022 are as follows:

(In thousands)
2023	$1,034
2024	512
2025	69
2026	2
2027	1
Total future operating lease payments	1,618
Less: imputed interest	(49)
Present value of lease liabilities	$1,569

(14) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	October 1,	October 2,	October 3,
(In thousands, except per share amounts)	2022	2021	2020
Net earnings	$125,011	$66,610	$19,009

Basic weighted average shares outstanding	19,517	19,344	19,278
Dilutive effect of stock-based compensation	112	190	105
Diluted weighted average shares outstanding	19,629	19,534	19,383

Net earnings per share:
Basic	$6.41	$3.44	$0.99
Diluted	6.37	3.41	0.98

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 49,000 shares in 2022, 142,000 shares in 2021 and 369,000 shares in 2020.

(15) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

Our net sales by geographic region are as follows:

	Year Ended
	October 1,	October 2,	October 3,
(In thousands)	2022	2021	2020
Net sales:
United States	$820,641	$583,458	$470,420
Foreign	6,191	7,143	2,198
Total	$826,832	$590,601	$472,618

Our sales by product line are as follows:

	Year Ended
	October 1,	October 2,	October 3,
(In thousands)	2022	2021	2020
Net sales:
Welded wire reinforcement	$495,401	$358,334	$294,129
Prestressed concrete strand	331,431	232,267	178,489
Total	$826,832	$590,601	$472,618

There were no customers that accounted for 10% or more of our net sales in 2022, 2021 and 2020.

(16) Other Financial Data

Balance sheet information:

	October 1,	October 2,
(In thousands)	2022	2021
Accounts receivable, net:
Accounts receivable	$82,043	$68,274
Less allowance for credit losses	(397)	(357)
Total	$81,646	$67,917

Inventories:
Raw materials	$108,894	$50,459
Work in process	8,817	6,680
Finished goods	79,943	21,910
Total	$197,654	$79,049

Other current assets:
Prepaid insurance	$4,563	$5,169
Other	3,153	4,887
Total	$7,716	$10,056

Other assets:
Cash surrender value of life insurance policies	$9,938	$12,501
Assets held for sale	-	6,306
Right-of-use assets	1,565	1,717
Capitalized financing costs, net	41	106
Other	121	137
Total	$11,665	$20,767

Property, plant and equipment, net:
Land and land improvements	$14,947	$14,554
Buildings	55,044	53,182
Machinery and equipment	191,790	180,654
Construction in progress	11,745	10,191
	273,526	258,581
Less accumulated depreciation	(165,370)	(152,957)
Total	$108,156	$105,624

Accrued expenses:
Salaries, wages and related expenses	$8,128	$8,229
Customer rebates	2,760	2,354
Property taxes	1,782	1,575
Sales allowance reserves	1,013	991
Operating lease liabilities	997	1,030
State sales and use taxes	595	760
Income taxes	-	4,014
Other	525	453
Total	$15,800	$19,406

Other liabilities:
Deferred compensation	$11,747	$12,832
Deferred income taxes	7,086	6,296
Operating lease liabilities	572	695
Total	$19,405	$19,823

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

(18) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. During the year ended October 1, 2022, the Company repurchased $1.2 million or 41,706 shares of its common stock. As of October 1, 2022, there was $23.6 million remaining available for future share repurchases under this Authorization. There were no share repurchases during 2021 or 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 1, 2022 and October 2, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 27, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2002.

Charlotte, North Carolina

October 27, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 1, 2022. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes: (1) maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets; (2) providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) providing reasonable assurance that unauthorized acquisition, use or disposition of assets that could have a material effect on financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance that a misstatement of financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 1, 2022. During the quarter ended October 1, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 1, 2022, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries, Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 1, 2022, and our report dated October 27, 2022 expressed an unqualified opinion on those financial statements.

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

October 27, 2022

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Information About Our Executive Officers” in Part I of this report.

We have adopted a Code of Business Conduct that applies to all directors, officers and employees, which is available on our website at https://investor.insteel.com. To the extent permissible under applicable law (the rules of the SEC or NYSE listing standards), we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting on our website any amendment or waiver to a provision of our Code of Business Conduct that requires disclosure under applicable law (the rules of the SEC or NYSE listing standards). Our website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Three: Ratification of the Appointment of Grant Thornton LLP” in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

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

See Exhibit Index on pages 46 and 47.

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

10.3*

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

10.5*

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

EXHIBIT INDEX

Exhibit Number	Description

10.8*	Letter of Employment between the Company and James F. Petelle, dated August 23, 2006 (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on November 16, 2006).
10.9*

Amended and Restated Change in Control Severance Agreement between the Company and Richard T. Wagner dated November 14, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.10*

2005 Equity Incentive Plan of Insteel Industries, Inc., as amended on November 8, 2011 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011 filed on November 10, 2011).

10.11*

Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.12*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 23, 2009).
10.13*

Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.14*

Form of Amendment to 2005 Equity Incentive Plan of Insteel Industries, Inc. dated August 20, 2013 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed on October 29, 2013).

10.15*

2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99 filed with the Company’s Registration Statement on Form S-8, filed with the SEC on February 17, 2015 (File No. 333-202128)).

10.16*

Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.17*

Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.18*

2019 Declaration of Amendment to 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on February 28, 2020 (File No. 333-236744)).

10.19*	Offer Letter to Mark A. Carano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020).
10.20*

Change in Control Severance Agreement between Insteel Industries Inc. and Mark A. Carano, dated May 27, 2020 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 16, 2020).

10.21*

Insteel Industries Inc. Retirement Security Agreement between Insteel Industries Inc. and Mark A. Carano, dated May 27, 2020 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 16, 2020).

10.22*

Form of Amendment of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on March 21, 2022)

10.23*

Form of Amendment of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on March 21, 2022)

10.24*	Insteel Industries, Inc. Retirement Security Agreement between Insteel Industries, Inc. and James R. York, dated July 9, 2018.
10.25*	Change in Control Severance Agreement between Insteel Industries Inc. and James R. York, dated July 9, 2018.
21.1	List of Subsidiaries of Insteel Industries, Inc. at October 1, 2022.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, filed on October 27, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended October 2, 2021, October 3, 2020 and September 28, 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 1, 2022, October 2, 2021, and October 3, 2020, (iii) the Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021, (iv) the Consolidated Statements of Cash Flows for the years ended October 1, 2022, October 2, 2021 and October 3, 2020, (v) the Consolidated Statements of Shareholders’ Equity as of October 1, 2022, October 2, 2021 and October 3, 2020 and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended October 1, 2022, filed October 27, 2022, formatted in iXBRL (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC. Registrant

Date: October 27, 2022	By:	/s/ Mark A. Carano
Mark A. Carano
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 27, 2022 below by the following persons on behalf of the registrant and in the capacities indicated:

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