Form 10-Q
period 2022-12-31
INSTEEL INDUSTRIES INC
filed 2023-01-19
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 19, 2023, 19,451,153 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,	January 1,
	2022	2022

Net sales	$166,899	$178,459
Cost of sales	149,113	136,095
Gross profit	17,786	42,364
Selling, general and administrative expense	7,126	12,281
Restructuring charges, net	-	47
Other income, net	(3,342)	(5)
Interest expense	24	22
Interest income	(440)	(14)
Earnings before income taxes	14,418	30,033
Income taxes	3,295	6,904
Net earnings	$11,123	$23,129

Net earnings per share:
Basic	$0.57	$1.19
Diluted	0.57	1.18

Weighted average shares outstanding:
Basic	19,525	19,411
Diluted	19,584	19,636

Cash dividends declared per share	$2.03	$2.03

Comprehensive income	$11,123	$23,129

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 31,	October 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$42,638	$48,316
Accounts receivable, net	68,789	81,646
Inventories	171,185	197,654
Other current assets	5,599	7,716
Total current assets	288,211	335,332
Property, plant and equipment, net	107,178	108,156
Intangibles, net	6,653	6,847
Goodwill	9,745	9,745
Other assets	11,969	11,665
Total assets	$423,756	$471,745

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,801	$46,796
Accrued expenses	14,112	15,800
Total current liabilities	44,913	62,596
Other liabilities	18,169	19,405
Commitments and contingencies
Shareholders' equity:
Common stock	19,451	19,478
Additional paid-in capital	82,082	81,997
Retained earnings	260,118	289,246
Accumulated other comprehensive loss	(977)	(977)
Total shareholders' equity	360,674	389,744
Total liabilities and shareholders' equity	$423,756	$471,745

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,	January 1,
	2022	2022
Cash Flows From Operating Activities:
Net earnings	$11,123	$23,129
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,350	3,705
Amortization of capitalized financing costs	16	16
Stock-based compensation expense	130	272
Deferred income taxes	(1,378)	16
(Gain) loss on sale and disposition of property, plant and equipment	(3,324)	14
Increase in cash surrender value of life insurance policies over premiums paid	(363)	(115)
Net changes in assets and liabilities:
Accounts receivable, net	12,857	(5,645)
Inventories	26,469	(2,509)
Accounts payable and accrued expenses	(21,520)	(13,231)
Other changes	5,646	7,979
Total adjustments	21,883	(9,498)
Net cash provided by operating activities	33,006	13,631

Cash Flows From Investing Activities:
Capital expenditures	(8,200)	(838)
Increase in cash surrender value of life insurance policies	(81)	(308)
Proceeds from sale of property, plant and equipment	9,920	6
Proceeds from surrender of life insurance policies	-	64
Net cash provided by (used for) investing activities	1,639	(1,076)

Cash Flows From Financing Activities:
Proceeds from long-term debt	67	45
Principal payments on long-term debt	(67)	(45)
Cash dividends paid	(39,501)	(39,410)
Payment of employee tax withholdings related to net share transactions	-	(55)
Cash received from exercise of stock options	94	46
Repurchases of common stock	(916)	-
Net cash used for financing activities	(40,323)	(39,419)

Net decrease in cash and cash equivalents	(5,678)	(26,864)
Cash and cash equivalents at beginning of period	48,316	89,884
Cash and cash equivalents at end of period	$42,638	$63,020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$187	$83
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,520	497
Restricted stock units and stock options surrendered for withholding taxes payable	-	55

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three months ended December 31, 2022

Balance at October 1, 2022	19,478	$19,478	$81,997	$289,246	$(977)	$389,744
Net earnings				11,123		11,123
Stock options exercised, net	5	5	89			94
Compensation expense associated with stock-based plans			130			130
Repurchases of common stock	(32)	(32)	(134)	(750)		(916)
Cash dividends declared				(39,501)		(39,501)
Balance at December 31, 2022	19,451	$19,451	$82,082	$260,118	$(977)	$360,674

For the three months ended January 1, 2022

Balance at October 2, 2021	19,408	$19,408	$78,688	$206,384	$(2,442)	$302,038
Net earnings				23,129		23,129
Stock options exercised, net	6	6	40			46
Compensation expense associated with stock-based plans			272			272
Restricted stock units and stock options surrendered for withholding taxes payable			(55)			(55)
Cash dividends declared				(39,410)		(39,410)
Balance at January 1, 2022	19,414	$19,414	$78,945	$190,103	$(2,442)	$286,020

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended October 1, 2022 (“2022 Form 10-K”) filed by us with the Securities and Exchange Commission (the “SEC”). These statements include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the statements of operations and comprehensive income, cash flows and shareholders’ equity for the periods indicated. The October 1, 2022 consolidated balance sheet was derived from audited consolidated financial statements but does not include all the disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Form 10-K. The results of operations for the periods indicated are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

(2) Recent Accounting Pronouncements

There were not any recently adopted or newly issued accounting pronouncements for the three-month period ended December 31, 2022, that have had, or are expected to have, a material impact on our consolidated financial statements and disclosures.

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

Our net sales by product line are as follows:

	Three Months Ended
	December 31,	January 1,
(In thousands)	2022	2022
Welded wire reinforcement	$95,968	$113,393
Prestressed concrete strand	70,931	65,066
Total	$166,899	$178,459

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of December 31, 2022, and October 1, 2022.

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

As of December 31, 2022, and October 1, 2022, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of December 31, 2022:
Current assets:
Cash equivalents	$42,592	$42,592	$-
Other assets:
Cash surrender value of life insurance policies	10,382	-	10,382
Total	$52,974	$42,592	$10,382

As of October 1, 2022:
Current assets:
Cash equivalents	$48,045	$48,045	$-
Other assets:
Cash surrender value of life insurance policies	9,938	-	9,938
Total	$57,983	$48,045	$9,938

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

As of December 31, 2022, and October 1, 2022, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of December 31, 2022:
Customer relationships	17.1	$9,870	$(4,292)	$5,578
Developed technology and know-how	20.0	1,800	(751)	1,049
Non-competition agreements	5.0	400	(374)	26
		$12,070	$(5,417)	$6,653

As of October 1, 2022:
Customer relationships	17.1	$9,870	$(4,130)	$5,740
Developed technology and know-how	20.0	1,800	(729)	1,071
Non-competition agreements	5.0	400	(364)	36
		$12,070	$(5,223)	$6,847

Amortization expense for intangibles was $194,000 and $208,000 for the three-month periods ended December 31, 2022 and January 1, 2022, respectively. Amortization expense for the next five years is $562,000 in 2023, $750,000 in 2024, $743,000 in 2025, $752,000 in 2026, $480,000 in 2027 and $3.4 million thereafter.

(6) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries, Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of December 31, 2022, there were 582,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $36,000 and $105,000 for the three-month periods ended December 31, 2022 and January 1, 2022, respectively. As of December 31, 2022, there was $463,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.87 years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 1, 2022	365	$30.00
Forfeited	(16)	32.98
Exercised	(5)	19.86		$46
Outstanding at December 31, 2022	344	30.00	7.16	899

Vested and anticipated to vest in the future at December 31, 2022	338	29.93	7.13	896

Exercisable at December 31, 2022	192	28.51	5.99	674

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plans are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $94,000 and $167,000 for the three-month periods ended December 31, 2022, and January 1, 2022, respectively.

As of December 31, 2022, there was $710,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.59 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 1, 2022	120	$29.88
Forfeited	(10)	30.36
Released	-	-
Balance, December 31, 2022	110	29.84

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.9% for the three-month period ended December 31, 2022, compared with 23.0% for the three-month period ended January 1, 2022. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of December 31, 2022, and October 1, 2022, we recorded a deferred tax liability (net of valuation allowance) of $5.7 million and $7.1 million, respectively, in other liabilities on our consolidated balance sheets. We have $7.1 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2031, but principally expire between 2031 and 2038.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of December 31, 2022, and October 1, 2022, we recorded a valuation allowance of $32,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of December 31, 2022, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We file U.S. federal, state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2017 remain subject to examination.

(8) Employee Benefit Plans

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended
	December 31,	January 1,
(In thousands)	2022	2022
Interest cost	$130	$87
Service cost	83	100
Recognized net actuarial loss	3	69
Net periodic pension cost	$216	$256

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 31, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the LIBOR rate plus the excess of the then-applicable margin for LIBOR loans over the then-applicable margin for index rate loans, or (2) at our election, a LIBOR rate, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for LIBOR loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of December 31, 2022, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for LIBOR loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of December 31, 2022, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended December 31, 2022 and January 1, 2022, respectively.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	December 31,	January 1,
(In thousands, except per share amounts)	2022	2022
Net earnings	$11,123	$23,129

Basic weighted average shares outstanding	19,525	19,411
Dilutive effect of stock-based compensation	59	225
Diluted weighted average shares outstanding	19,584	19,636

Net earnings per share:
Basic	$0.57	$1.19
Diluted	$0.57	$1.18

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 94,000 and 57,000 shares for the three-month periods ended December 31, 2022 and January 1, 2022, respectively.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. During the three-month period ended December 31, 2022, the company repurchased $916,000 or 31,654 shares of its common stock. As of December 31, 2022, there was $22.6 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three-month period ended January 1, 2022.

(12) Other Financial Data

Balance sheet information:

	December 31,	October 1,
(In thousands)	2022	2022
Accounts receivable, net:
Accounts receivable	$69,117	$82,043
Less allowance for doubtful accounts	(328)	(397)
Total	$68,789	$81,646

Inventories:
Raw materials	$70,732	$108,894
Work in process	8,711	8,817
Finished goods	91,742	79,943
Total	$171,185	$197,654

Other current assets:
Prepaid insurance	$3,139	$4,563
Other	2,460	3,153
Total	$5,599	$7,716

Other assets:
Cash surrender value of life insurance policies	$10,382	$9,938
Right-of-use asset	1,421	1,565
Capitalized financing costs, net	24	41
Other	142	121
Total	$11,969	$11,665

Property, plant and equipment, net:
Land and land improvements	$14,947	$14,947
Buildings	55,306	55,044
Machinery and equipment	179,357	191,790
Construction in progress	19,248	11,745
	268,858	273,526
Less accumulated depreciation	(161,680)	(165,370)
Total	$107,178	$108,156

Accrued expenses:
Customer rebates	$3,516	$2,760
Salaries, wages and related expenses	3,440	8,128
Income taxes	3,405	-
Property taxes	1,618	1,782
Operating lease liability	895	997
Sales allowance reserves	599	1,013
State sales and use taxes	175	595
Other	464	525
Total	$14,112	$15,800

Other liabilities:
Deferred compensation	$11,931	$11,747
Deferred income taxes	5,708	7,086
Operating lease liability	530	572
Total	$18,169	$19,405

(13) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: prestressed concrete strand and welded wire reinforcement. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “continue,” “outlook,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to numerous risks and uncertainties and involve certain assumptions. Actual results may differ materially from those expressed in forward-looking statements, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail and, where appropriate, updated in our filings with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 (our “2022 Annual Report”). You should carefully review these risks and uncertainties.

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

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic, geopolitical or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our 2022 Annual Report and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 31,			January 1,
	2022	Change		2022

Net sales	$166,899	(6.5%	)	$178,459
Gross profit	17,786	(58.0%	)	42,364
Percentage of net sales	10.7%			23.7%
Selling, general and administrative expense	$7,126	(42.0%	)	$12,281
Percentage of net sales	4.3%			6.9%
Other income, net	$(3,342)	N/M		$(5)
Interest income	(440)	N/M		(14)
Effective income tax rate	22.9%			23.0%
Net earnings	$11,123	(51.9%	)	$23,129

"N/M" = not meaningful

First Quarter of Fiscal 2023 Compared to First Quarter of Fiscal 2022

Net Sales

Net sales for the first quarter of 2023 decreased 6.5% to $166.9 million from $178.5 million in the prior year quarter, reflecting a 10% decrease in shipments partially offset by a 3.9% increase in average selling prices. The decrease in shipments was due to softening demand resulting from inventory management measures pursued by our customers in the current year quarter along with continued weakness in the residential construction market. The increase in average selling prices was driven by price increases implemented over the course of the prior year to recover the escalation in raw material costs.

Gross Profit

Gross profit for the first quarter of 2023 decreased 58.0% to $17.8 million, or 10.7% of net sales, from $42.4 million, or 23.7% of net sales, in the prior year quarter due to lower spreads between average selling prices and raw material costs ($16.1 million) along with a decrease in shipments ($4.3 million) and higher manufacturing costs ($4.2 million). The decrease in spreads was driven by higher raw material costs ($22.1 million) and freight expense ($1.2 million) partially offset higher average selling prices ($7.2 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2023 decreased 42.0% to $7.1 million, or 4.3% of net sales, from $12.3 million, or 6.9% of net sales, in the prior year quarter primarily due to lower compensation expense ($4.8 million) and the relative year-over-year changes in the cash surrender value of life insurance policies ($248,000). The decrease in compensation expense was largely driven by lower incentive plan expense due to a decline in financial results in the current year quarter. The cash surrender value of life insurance policies increased $363,000 in the current year quarter compared with an increase of $115,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Other Income, net

Other income of $3.3 million for the first quarter of 2023 was primarily related to a net gain from the sale of property, plant and equipment ($3.3 million).

Interest Income

Interest income increased to $440,000 due to higher average interest rates.

Income Taxes

Our effective tax rate for the first quarter of 2023 decreased to 22.9% from 23.0% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the first quarter of 2023 decreased to $11.1 million ($0.57 per share) from $23.1 million ($1.18 per diluted share) in the prior year quarter primarily due to the decrease in gross profit which was partially offset by lower SG&A expense and the increase in other income.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 31,	January 1,
	2022	2022
Net cash provided by operating activities	$33,006	$13,631
Net cash provided by (used for) investing activities	1,639	(1,076)
Net cash used for financing activities	(40,323)	(39,419)

Net working capital	243,298	164,230
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$360,674	$286,020
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$360,674	$286,020

Operating Activities

Operating activities provided $33.0 million of cash during the first quarter of 2023 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $17.8 million of cash due to a $26.5 million decrease in inventories and a $12.9 million reduction in accounts receivable partially offset by a $21.5 million decrease in accounts payable and accrued expenses. The decrease in inventories was primarily due to lower raw material purchases during the quarter along with lower average unit costs. The decrease in accounts receivable was largely driven by the decrease in shipments in the quarter combined with lower average selling prices. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases during the period.

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

Investing Activities

Investing activities provided $1.6 million of cash during the first quarter of 2023 compared to the $1.1 million used during the prior year period primarily due to the receipt of proceeds from the sale of property, plant and equipment ($9.9 million) partially offset by higher capital expenditures ($7.4 million). Capital expenditures increased to $8.2 million from $838,000 in the prior year period and are expected to total up to approximately $30.0 million for fiscal 2023. Capital expenditures for fiscal 2023 are to advance the growth of our engineered structural mesh business and support cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $40.3 million of cash during the first quarter of 2023 compared to $39.4 million during the prior year period. During the first quarter of 2023, $39.5 million of cash was used for dividend payments (including a special dividend of $38.9 million, or $2.00 per share, and regular quarterly dividend totaling $584,000, or $0.03 per share) and $916,000 for the repurchase of common stock. During the first quarter of 2022, we declared and paid a special dividend totaling $38.8 million, or $2.00 per share, and a regular quarterly dividend totaling $582,000, or $0.03 per share.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In May 2019, we entered into a new credit agreement, which amended and restated in its entirety the previous agreement pertaining to the revolving credit facility that had been in effect since June 2010. The new credit agreement, among other changes, extended the maturity date of the Credit Facility from May 13, 2020 to May 15, 2024 and provided for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 31, 2022, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million (see Note 9 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first quarter of 2023, selling prices for our products declined in response to the softening in demand as a result of inventory management measures being pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased in prior periods. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2022 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2022 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2022 Annual Report for further information regarding our critical accounting policies and estimates. As of December 31, 2022, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2022 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we move into the second quarter, we expect our results will continue to be impacted by the consumption of higher cost inventories and the usual weather-related slowdown in construction activity. However, our outlook for fiscal 2023 continues to be positive as we are encouraged by ongoing demand and backlog in our nonresidential construction markets. Customer sentiment remains positive, and certain leading indicators for nonresidential construction spending point towards continued strength. Additionally, we expect to benefit from incremental demand from projects funded by the Infrastructure Investment and Jobs Act during the second half of fiscal 2023.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2023, a 10% increase in the price of wire rod would have resulted in a $11.3 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of December 31, 2022, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 31, 2022.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 31, 2022, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2022 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2022 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended December 31, 2022. There were no share repurchases during the quarter ended January 1, 2022.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
October 2, 2022 - November 5, 2022	-	-	-	$23,552	(1)
November 6, 2022 - December 3, 2022	21,847	$28.80	21,847	$22,923	(1)
December 4, 2022 - December 31, 2022	9,807	$29.20	9,807	$22,636	(1)
	31,654		31,654

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 11 to our consolidated financial statements and incorporated herein by reference.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 31, 2022 and January 1, 2022, (ii) the Consolidated Balance Sheets as of December 31, 2022 and October 1, 2022, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and January 1, 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2022 and January 1, 2022, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES, INC.
Registrant

Date: January 19, 2023	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)