Form 10-Q
period 2023-04-01
INSTEEL INDUSTRIES INC
filed 2023-04-20
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2023.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission File Number: 1-9929

Insteel Industries Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-0674867

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1373 Boggs Drive, Mount Airy, North Carolina	27030

(Address of principal executive offices)	(Zip code)

(336) 786-2141

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report) Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,441,241

Title of Class	Number of Shares Outstanding as of April 20, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

Net sales	$159,051	$213,209	$325,950	$391,668
Cost of sales	145,789	156,140	294,902	292,235
Gross profit	13,262	57,069	31,048	99,433
Selling, general and administrative expense	7,506	7,202	14,632	19,483
Restructuring recoveries, net	-	(365)	-	(318)
Other income, net	(57)	(11)	(3,399)	(16)
Interest expense	23	23	47	45
Interest income	(747)	(10)	(1,187)	(24)
Earnings before income taxes	6,537	50,230	20,955	80,263
Income taxes	1,436	11,213	4,731	18,117
Net earnings	$5,101	$39,017	$16,224	$62,146

Net earnings per share:
Basic	$0.26	$2.00	$0.83	$3.19
Diluted	0.26	1.99	0.83	3.17

Weighted average shares outstanding:
Basic	19,503	19,492	19,514	19,487
Diluted	19,562	19,623	19,573	19,615

Cash dividends declared per share	$0.03	$0.03	$2.06	$2.06

Comprehensive income	$5,101	$39,017	$16,224	$62,146

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	April 1,	October 1,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$80,156	$48,316
Accounts receivable, net	65,874	81,646
Inventories	136,492	197,654
Other current assets	5,357	7,716
Total current assets	287,879	335,332
Property, plant and equipment, net	111,946	108,156
Intangibles, net	6,465	6,847
Goodwill	9,745	9,745
Other assets	12,189	11,665
Total assets	$428,224	$471,745

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$36,936	$46,796
Accrued expenses	8,153	15,800
Total current liabilities	45,089	62,596
Other liabilities	18,157	19,405
Commitments and contingencies
Shareholders' equity:
Common stock	19,441	19,478
Additional paid-in capital	82,708	81,997
Retained earnings	263,806	289,246
Accumulated other comprehensive loss	(977)	(977)
Total shareholders' equity	364,978	389,744
Total liabilities and shareholders' equity	$428,224	$471,745

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 1,	April 2,
	2023	2022
Cash Flows From Operating Activities:
Net earnings	$16,224	$62,146
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,573	7,345
Amortization of capitalized financing costs	32	33
Stock-based compensation expense	1,113	1,102
Deferred income taxes	(1,479)	1,116
Gain on sale and disposition of property, plant and equipment and assets held for sale	(3,324)	(608)
Gain from life insurance proceeds	-	(364)
Increase in cash surrender value of life insurance policies over premiums paid	(732)	-
Net changes in assets and liabilities:
Accounts receivable, net	15,772	(12,773)
Inventories	61,162	(48,000)
Accounts payable and accrued expenses	(19,451)	6,805
Other changes	3,681	3,264
Total adjustments	63,347	(42,080)
Net cash provided by operating activities	79,571	20,066

Cash Flows From Investing Activities:
Capital expenditures	(15,400)	(8,617)
(Increase) decrease in cash surrender value of life insurance policies	(327)	35
Proceeds from sale of assets held for sale	-	6,934
Proceeds from sale of property, plant and equipment	9,920	-
Proceeds from life insurance claims	-	1,456
Proceeds from surrender of life insurance policies	343	106
Net cash used for investing activities	(5,464)	(86)

Cash Flows From Financing Activities:
Proceeds from long-term debt	142	133
Principal payments on long-term debt	(142)	(133)
Cash dividends paid	(40,085)	(39,993)
Payment of employee tax withholdings related to net share transactions	(187)	(192)
Cash received from exercise of stock options	94	46
Financing costs	(164)	-
Repurchases of common stock	(1,925)	-
Net cash used for financing activities	(42,267)	(40,139)

Net increase (decrease) in cash and cash equivalents	31,840	(20,159)
Cash and cash equivalents at beginning of period	48,316	89,884
Cash and cash equivalents at end of period	$80,156	$69,725

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$4,132	$18,053
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	2,123	372
Restricted stock units and stock options surrendered for withholding taxes payable	187	192

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and six months ended April 1, 2023

Balance at October 1, 2022	19,478	$19,478	$81,997	$289,246	$(977)	$389,744
Net earnings				11,123		11,123
Stock options exercised, net	5	5	89			94
Compensation expense associated with stock-based plans			130			130
Repurchases of common stock	(32)	(32)	(134)	(750)		(916)
Cash dividends declared				(39,501)		(39,501)
Balance at December 31, 2022	19,451	19,451	82,082	260,118	(977)	360,674
Net earnings				5,101		5,101
Vesting of restricted stock units	24	24	(24)			-
Compensation expense associated with stock-based plans			983			983
Repurchases of common stock	(34)	(34)	(146)	(829)		(1,009)
Restricted stock units and stock options surrendered for withholding taxes payable			(187)			(187)
Cash dividends declared				(584)		(584)
Balance at April 1, 2023	19,441	$19,441	$82,708	$263,806	$(977)	$364,978

For the three and six months ended April 2, 2022

Balance at October 2, 2021	19,408	$19,408	$78,688	$206,384	$(2,442)	$302,038
Net earnings				23,129		23,129
Stock options exercised, net	6	6	40			46
Compensation expense associated with stock-based plans			272			272
Restricted stock units and stock options surrendered for withholding taxes payable			(55)			(55)
Cash dividends declared				(39,410)		(39,410)
Balance at January 1, 2022	19,414	19,414	78,945	190,103	(2,442)	286,020
Net earnings				39,017		39,017
Vesting of restricted stock units	25	25	(25)			-
Compensation expense associated with stock-based plans			830			830
Restricted stock units and stock options surrendered for withholding taxes payable			(137)			(137)
Cash dividends declared				(583)		(583)
Balance at April 2, 2022	19,439	$19,439	$79,613	$228,537	$(2,442)	$325,147

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended October 1, 2022 (“2022 Form 10-K”) filed by us with the Securities and Exchange Commission. These statements include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the statements of operations and comprehensive income, cash flows and shareholders’ equity for the periods indicated. The October 1, 2022 consolidated balance sheet was derived from audited consolidated financial statements but does not include all the disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Form 10-K. The results of operations for the periods indicated are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

(2) Recent Accounting Pronouncements

There were not any recently adopted or newly issued accounting pronouncements for the six-month period ended April 1, 2023, that have had, or are expected to have, a material impact on our consolidated financial statements and disclosures.

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

Variable consideration that may affect the total transaction price, including contractual discounts, rebates, returns and credits, are included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance and management's judgment and are updated as of each reporting date. Shipping and related expenses associated with outbound freight are accounted for as fulfillment costs and included in cost of sales. We do not have significant financing components. Contract costs are not significant and are recognized as incurred.

Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands)	2023	2022	2023	2022
Welded wire reinforcement	$91,378	$133,651	$187,346	$247,044
Prestressed concrete strand	67,673	79,558	138,604	144,624
Total	$159,051	$213,209	$325,950	$391,668

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of April 1, 2023, and October 1, 2022.

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

As of April 1, 2023, and October 1, 2022, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of April 1, 2023:
Current assets:
Cash equivalents	$80,308	$80,308	$-
Other assets:
Cash surrender value of life insurance policies	10,654	-	10,654
Total	$90,962	$80,308	$10,654

As of October 1, 2022:
Current assets:
Cash equivalents	$48,045	$48,045	$-
Other assets:
Cash surrender value of life insurance policies	9,938	-	9,938
Total	$57,983	$48,045	$9,938

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

As of April 1, 2023, and October 1, 2022, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of April 1, 2023:
Customer relationships	17.1	$9,870	$(4,455)	$5,415
Developed technology and know-how	20.0	1,800	(773)	1,027
Non-competition agreements	5.0	400	(377)	23
		$12,070	$(5,605)	$6,465

As of October 1, 2022:
Customer relationships	17.1	$9,870	$(4,130)	$5,740
Developed technology and know-how	20.0	1,800	(729)	1,071
Non-competition agreements	5.0	400	(364)	36
		$12,070	$(5,223)	$6,847

Amortization expense for intangibles was $187,000 and $204,000 for the three-month periods ended April 1, 2023 and April 2, 2022, respectively, and $382,000 and $412,000 for the six-month periods ended April 1, 2023 and April 2, 2022, respectively. Amortization expense for the next five years is $375,000 in 2023, $750,000 in 2024, $743,000 in 2025, $752,000 in 2026, $480,000 in 2027 and $3.4 million thereafter.

(6) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of April 1, 2023, there were 500,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $439,000 and $374,000 for the three-month periods ended April 1, 2023, and April 2, 2022, respectively, and $475,000 and $480,000 for the six-month periods ended April 1, 2023 and April 2, 2022, respectively. As of April 1, 2023, there was $650,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.03 years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 1, 2022	365	$30.00
Granted	49	30.27
Forfeited	(19)	33.22
Exercised	(5)	19.86		$46
Outstanding at April 1, 2023	390	30.00	7.33	938

Vested and anticipated to vest in the future at April 1, 2023	382	29.94	7.29	936

Exercisable at April 1, 2023	231	28.42	6.16	811

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $544,000 and $455,000 for the three-month periods ended April 1, 2023, and April 2, 2022, respectively, and $638,000 and $622,000 for the six-month periods ended April 1, 2023 and April 2, 2022, respectively.

As of April 1, 2023, there was $1.2 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.56 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 1, 2022	120	$29.88
Granted	36	30.27
Forfeited	(10)	30.36
Released	(31)	27.06
Balance, April 1, 2023	115	30.72

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.6% for the six-month periods ended April 1, 2023 and April 2, 2022. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of April 1, 2023, and October 1, 2022, we recorded a deferred tax liability (net of valuation allowance) of $5.6 million and $7.1 million, respectively, in other liabilities on our consolidated balance sheets. We have $7.1 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2031, but principally expire between 2031 and 2038.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of April 1, 2023, and October 1, 2022, we recorded a valuation allowance of $32,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of April 1, 2023, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We file U.S. federal, state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2017 remain subject to examination.

(8) Employee Benefit Plans

Supplemental retirement benefit plan. We have Supplemental Retirement Benefit Agreements (each, a “SRBA”) with certain of our employees (each, a “Participant”). Under the SRBAs, if the Participant remains in continuous service with us for a period of at least 30 years, we will pay the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the later of age 65 or the completion of 30 years of continuous service with us but has completed at least 10 years of continuous service, the amount of the Participant’s supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by us.

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands)	2023	2022	2023	2022
Interest cost	$130	$87	$260	$174
Service cost	83	100	166	200
Recognized net actuarial loss	3	69	6	138
Net periodic pension cost	$216	$256	$432	$512

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the secured overnight financing rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 1, 2023, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10%, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of April 1, 2023, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of April 1, 2023, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $16,000 for each of the three-month periods ended April 1, 2023 and April 2, 2022, and $32,000 and $33,000 for the six-month periods ended April 1, 2023 and April 2, 2022, respectively.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net earnings	$5,101	$39,017	$16,224	$62,146

Basic weighted average shares outstanding	19,503	19,492	19,514	19,487
Dilutive effect of stock-based compensation	59	131	59	128
Diluted weighted average shares outstanding	19,562	19,623	19,573	19,615

Net earnings per share:
Basic	$0.26	$2.00	$0.83	$3.19
Diluted	$0.26	$1.99	$0.83	$3.17

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 70,000 and 67,000 shares for the three-month periods ended April 1, 2023, and April 2, 2022, respectively, and 82,000 and 62,000 shares for the six-month periods ended April 1, 2023, and April 2, 2022, respectively.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $1.0 million or 34,459 shares and $1.9 million or 66,113 shares of its common stock during the three- and six-month periods ended April 1, 2023, respectively. As of April 1, 2023, there was $21.6 million remaining available for future share repurchases under this Authorization. There were no share repurchases during the three- and six-month periods ended April 2, 2022.

(12) Other Financial Data

Balance sheet information:

	April 1,	October 1,
(In thousands)	2023	2022
Accounts receivable, net:
Accounts receivable	$66,219	$82,043
Less allowance for doubtful accounts	(345)	(397)
Total	$65,874	$81,646

Inventories:
Raw materials	$47,075	$108,894
Work in process	7,675	8,817
Finished goods	81,742	79,943
Total	$136,492	$197,654

Other current assets:
Prepaid insurance	$3,354	$4,563
Other	2,003	3,153
Total	$5,357	$7,716

Other assets:
Cash surrender value of life insurance policies	$10,654	$9,938
Right-of-use asset	1,215	1,565
Capitalized financing costs, net	191	41
Other	129	121
Total	$12,189	$11,665

Property, plant and equipment, net:
Land and land improvements	$15,092	$14,947
Buildings	55,451	55,044
Machinery and equipment	181,316	191,790
Construction in progress	24,776	11,745
	276,635	273,526
Less accumulated depreciation	(164,689)	(165,370)
Total	$111,946	$108,156

Accrued expenses:
Salaries, wages and related expenses	$3,772	$8,128
Income taxes	998	-
Customer rebates	889	2,760
Operating lease liability	776	997
Property taxes	658	1,782
Sales allowance reserves	453	1,013
State sales and use taxes	200	595
Other	407	525
Total	$8,153	$15,800

Other liabilities:
Deferred compensation	$12,110	$11,747
Deferred income taxes	5,607	7,086
Operating lease liability	440	572
Total	$18,157	$19,405

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

Overview

Insteel Industries Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand and welded wire reinforcement, including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives who are our employees. We sell our products nationwide across the U.S. and, to a much lesser extent, into Canada, Mexico and Central and South America, delivering them primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer in our industry; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our footprint.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	April 1,		April 2,	April 1,		April 2,
	2023	Change	2022	2023	Change	2022

Net sales	$159,051	(25.4%)	$213,209	$325,950	(16.8%)	$391,668
Gross profit	13,262	(76.8%)	57,069	31,048	(68.8%)	99,433
Percentage of net sales	8.3%		26.8%	9.5%		25.4%
Selling, general and administrative expense	$7,506	4.2%	$7,202	$14,632	(24.9%)	$19,483
Percentage of net sales	4.7%		3.4%	4.5%		5.0%
Other income, net	$(57)	N/M	$(11)	$(3,399)	N/M	$(16)
Interest income	(747)	N/M	(10)	(1,187)	N/M	(24)
Effective income tax rate	22.0%		22.3%	22.6%		22.6%
Net earnings	$5,101	(86.9%)	$39,017	$16,224	(73.9%)	$62,146

"N/M" = not meaningful

Second Quarter of Fiscal 2023 Compared to Second Quarter of Fiscal 2022

Net Sales

Net sales for the second quarter of 2023 decreased 25.4% to $159.1 million from $213.2 million in the prior year quarter, reflecting a 14.5% decrease in average selling prices along with a 12.8% decrease in shipments. The decrease in average selling prices was driven by competitive pricing pressures. The decline in shipments was due to adverse weather conditions in many of our markets during the current quarter, which limited construction activity, and reduced demand resulting from inventory management measures pursued by our customers.

Gross Profit

Gross profit for the second quarter of 2023 decreased 76.8% to $13.3 million, or 8.3% of net sales, from $57.1 million, or 26.8% of net sales, in the prior year quarter due to lower spreads between average selling prices and raw material costs ($30.8 million) along with a decrease in shipments ($7.5 million) and higher manufacturing costs ($5.5 million). The decrease in spreads was driven by lower average selling prices ($26.0 million), higher raw material costs ($4.3 million) and freight expense ($480,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2023 increased 4.2% to $7.5 million, or 4.7% of net sales, from $7.2 million, or 3.4% of net sales, in the prior year quarter primarily due to higher compensation ($647,000) and employee benefit expense ($583,000) partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($935,000). The increase in compensation expense was primarily due to higher incentive plan expense in the current quarter in comparison to achieving the maximum plan expense during the first quarter of the prior fiscal year. The increase in employee benefits expense was due to a net gain on the settlement of life insurance policies ($364,000) in the prior year quarter along with higher employee health insurance costs in the current year quarter. The cash surrender value of life insurance policies increased $369,000 in the current year quarter compared with a decrease of $566,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Interest Income

Interest income increased to $747,000 due to an increase in cash and higher average interest rates.

Income Taxes

Our effective tax rate for the second quarter of 2023 decreased to 22.0% from 22.3% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2023 decreased to $5.1 million ($0.26 per share) from $39.0 million ($1.99 per diluted share) in the prior year quarter primarily due to the decrease in gross profit.

First Half of Fiscal 2023 Compared to First Half of Fiscal 2022

Net Sales

Net sales for the first half of 2023 decreased 16.8% to $325.9 million from $391.7 million in the same year-ago period, reflecting an 11.4% decrease in shipments along with a 6.0% decrease in average selling prices. The decline in shipments was due to adverse weather conditions in many of our markets during the current year period, which limited construction activity, and reduced demand resulting from inventory management measures pursued by our customers. The decrease in average selling prices was driven by competitive pricing pressures.

Gross Profit

Gross profit for the first half of 2023 decreased 68.8% to $31.0 million, or 9.5% of net sales, from $99.4 million, or 25.4% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($46.9 million) along with a decrease in shipments ($11.8 million) and higher manufacturing costs ($9.7 million). The decrease in spreads was driven by higher raw material costs ($26.6 million), lower average selling prices ($18.7 million) and an increase in freight expense ($1.6 million).

Selling, General and Administrative Expense

SG&A expense for the first half of 2023 decreased 24.9% to $14.6 million, or 4.5% of net sales, from $19.5 million, or 5.0% of net sales, in the same year-ago period primarily due to lower compensation expense ($4.2 million) and the relative year-over-year changes in the cash surrender value of life insurance policies ($1.2 million) partially offset by higher employee benefit expense ($581,000). The decrease in compensation expense was largely driven by lower incentive plan expense due to a decline in financial results in the current year period. The cash surrender value of life insurance policies increased $732,000 in the current year period compared with a decrease of $451,000 in the prior year period due to the corresponding changes in the value of the underlying investments. The increase in employee benefits expense was due to a net gain on the settlement of life insurance policies ($364,000) in the prior year along with higher employee health insurance costs in the current year period.

Other Income, net

Other income of $3.4 million for the first half of 2023 was primarily related to a net gain from the sale of property, plant and equipment ($3.3 million).

Interest Income

Interest income increased to $1.2 million due to an increase in cash and higher average interest rates.

Income Taxes

Our effective tax rate for the first half of 2023 was unchanged from the prior year period at 22.6%.

Net Earnings

Net earnings for the first half of 2023 decreased to $16.2 million ($0.83 per share) from $62.1 million ($3.17 per diluted share) in the same year-ago period primarily due to the decrease in gross profit partially offset by lower SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	April 1,	April 2,
	2023	2022
Net cash provided by operating activities	$79,571	$20,066
Net cash used for investing activities	(5,464)	(86)
Net cash used for financing activities	(42,267)	(40,139)

Net working capital	242,790	208,988
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$364,978	$325,147
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$364,978	$325,147

Operating Activities

Operating activities provided $79.6 million of cash during the first half of 2023 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $57.5 million of cash due to a $61.2 million decrease in inventories and a $15.8 million reduction in accounts receivable partially offset by a $19.5 million decrease in accounts payable and accrued expenses. The decrease in inventories was primarily due to lower raw material purchases along with lower average unit costs. The decrease in accounts receivable was largely driven by the decrease in shipments and lower average selling prices. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases during the period.

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

Investing Activities

Investing activities used $5.5 million of cash during the first half of 2023 compared to using $0.1 million during the prior year period primarily due to higher capital expenditures ($6.8 million) partially offset by the increased receipt of proceeds from the sale of property, plant and equipment and assets held for sale ($3.0 million). Capital expenditures increased to $15.4 million from $8.6 million in the prior year period and are expected to total up to approximately $30.0 million for fiscal 2023. Capital expenditures for fiscal 2023 are to advance the growth of our engineered structural mesh business and support cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $42.3 million of cash during the first half of 2023 compared to $40.1 million during the prior year period. During the first half of 2023, $40.1 million of cash was used for dividend payments (including a special dividend of $38.9 million, or $2.00 per share, and regular quarterly dividend totaling $1.2 million, or $0.06 per share) and $1.9 million for the repurchase of common stock. During the first half of 2022, we declared and paid a special dividend totaling $38.8 million, or $2.00 per share, and regular quarterly dividends totaling $1.2 million, or $0.06 per share.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the secured overnight financing rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of April 1, 2023, no borrowings were outstanding on the Credit Facility, $98.6 million of borrowing capacity was available and outstanding letters of credit totaled $1.4 million. (see Note 9 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first half of 2023, selling prices for our products declined in response to the softening in demand as a result of inventory management measures being pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased in prior periods. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products is uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2022 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2022 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2022 Annual Report for further information regarding our critical accounting policies and estimates. As of April 1, 2023, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2022 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we move into the second half of the fiscal year, we expect to regain momentum as we enter our busy season, and the weather-related headwinds subside. Additionally, we believe the customer destocking activities that have unfavorably impacted our results over the first half of the year are mostly complete. Customer sentiment remains positive, and we are encouraged by the outlook for shipment volumes and margins. We anticipate favorable market conditions driven by continued strong activity in our private nonresidential construction markets, along with a gradual recovery in residential construction. These conditions should support widening spreads, higher operating levels and lower unit cost at our facilities. Additionally, while there currently has been little impact on our business from the Infrastructure Investment and Jobs Act, we do expect this federal spending to stimulate demand during the second half of fiscal 2023.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2023, a 10% increase in the price of wire rod would have resulted in a $22.1 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of April 1, 2023, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of April 1, 2023.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 1, 2023. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended April 1, 2023, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2022 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2022 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended April 1, 2023. There were no share repurchases during the quarter ended April 2, 2022.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
January 1, 2023 - February 4, 2023	1,811	$29.72	1,811	$22,583	(1)
February 5, 2023 - March 4, 2023	22,996	$29.37	22,996	$21,908	(1)
March 5, 2023 - April 1, 2023	9,652	$28.97	9,652	$21,627	(1)
	34,459		34,459

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 11 to our consolidated financial statements and incorporated herein by reference.

Item 6. Exhibits

10.1

First Amendment to Third Amended and Restated Credit Agreement dated as of March 15, 2023, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as Parent, and Wells Fargo Bank, N.A., as Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2023).

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended April 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended April 1, 2023 and April 2, 2022, (ii) the Consolidated Balance Sheets as of April 1, 2023 and October 1, 2022, (iii) the Consolidated Statements of Cash Flows for the six months ended April 1, 2023 and April 2, 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended April 1, 2023 and April 2, 2022, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: April 20, 2023	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)