Form 10-Q
period 2023-07-01
INSTEEL INDUSTRIES INC
filed 2023-07-20
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2023.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,432,599

Title of Class	Number of Shares Outstanding as of July 20, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022

Net sales	$165,714	$227,173	$491,664	$618,841
Cost of sales	145,347	169,091	440,249	461,326
Gross profit	20,367	58,082	51,415	157,515
Selling, general and administrative expense	7,924	8,235	22,556	27,718
Restructuring recoveries, net	-	-	-	(318)
Other (income) expense, net	(24)	1	(3,423)	(15)
Interest expense	20	23	67	68
Interest income	(1,097)	(86)	(2,284)	(110)
Earnings before income taxes	13,544	49,909	34,499	130,172
Income taxes	2,979	11,350	7,710	29,467
Net earnings	$10,565	$38,559	$26,789	$100,705

Net earnings per share:
Basic	$0.54	$1.97	$1.37	$5.16
Diluted	0.54	1.96	1.37	5.13

Weighted average shares outstanding:
Basic	19,488	19,537	19,506	19,503
Diluted	19,548	19,657	19,565	19,629

Cash dividends declared per share	$0.03	$0.03	$2.09	$2.09

Comprehensive income	$10,565	$38,559	$26,789	$100,705

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 1,	October 1,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$91,740	$48,316
Accounts receivable, net	66,363	81,646
Inventories	133,126	197,654
Other current assets	6,406	7,716
Total current assets	297,635	335,332
Property, plant and equipment, net	118,788	108,156
Intangibles, net	6,278	6,847
Goodwill	9,745	9,745
Other assets	12,936	11,665
Total assets	$445,382	$471,745

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,075	$46,796
Accrued expenses	12,984	15,800
Total current liabilities	51,059	62,596
Other liabilities	19,257	19,405
Commitments and contingencies
Shareholders' equity:
Common stock	19,433	19,478
Additional paid-in capital	83,150	81,997
Retained earnings	273,460	289,246
Accumulated other comprehensive loss	(977)	(977)
Total shareholders' equity	375,066	389,744
Total liabilities and shareholders' equity	$445,382	$471,745

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	July 1,	July 2,
	2023	2022
Cash Flows From Operating Activities:
Net earnings	$26,789	$100,705
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,835	10,977
Amortization of capitalized financing costs	45	49
Stock-based compensation expense	1,534	1,395
Deferred income taxes	(991)	624
Gain on sale and disposition of property, plant and equipment and assets held for sale	(3,321)	(595)
Gain from life insurance proceeds	-	(364)
Increase in cash surrender value of life insurance policies over premiums paid	(854)	-
Net changes in assets and liabilities:
Accounts receivable, net	15,283	(13,258)
Inventories	64,528	(113,398)
Accounts payable and accrued expenses	(12,745)	27,197
Other changes	3,223	1,782
Total adjustments	76,537	(85,591)
Net cash provided by operating activities	103,326	15,114

Cash Flows From Investing Activities:
Capital expenditures	(26,604)	(12,251)
(Increase) decrease in cash surrender value of life insurance policies	(402)	1,012
Proceeds from sale of assets held for sale	-	6,934
Proceeds from sale of property, plant and equipment	9,924	-
Proceeds from life insurance claims	-	1,456
Proceeds from surrender of life insurance policies	358	110
Net cash used for investing activities	(16,724)	(2,739)

Cash Flows From Financing Activities:
Proceeds from long-term debt	255	220
Principal payments on long-term debt	(255)	(220)
Cash dividends paid	(40,668)	(40,578)
Payment of employee tax withholdings related to net share transactions	(196)	(286)
Cash received from exercise of stock options	191	1,650
Financing costs	(177)	-
Repurchases of common stock	(2,328)	-
Net cash used for financing activities	(43,178)	(39,214)

Net increase (decrease) in cash and cash equivalents	43,424	(26,839)
Cash and cash equivalents at beginning of period	48,316	89,884
Cash and cash equivalents at end of period	$91,740	$63,045

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$5,466	$29,998
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	843	1,286
Restricted stock units and stock options surrendered for withholding taxes payable	196	286

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and nine months ended July 1, 2023

Balance at October 1, 2022	19,478	$19,478	$81,997	$289,246	$(977)	$389,744
Net earnings				11,123		11,123
Stock options exercised, net	5	5	89			94
Compensation expense associated with stock-based plans			130			130
Repurchases of Common Stock	(32)	(32)	(134)	(750)		(916)
Cash dividends declared				(39,501)		(39,501)
Balance at December 31, 2022	19,451	19,451	82,082	260,118	(977)	360,674
Net earnings				5,101		5,101
Vesting of restricted stock units	24	24	(24)			-
Compensation expense associated with stock-based plans			983			983
Repurchases of Common Stock	(34)	(34)	(146)	(829)		(1,009)
Restricted stock units and stock options surrendered for withholding taxes payable			(187)			(187)
Cash dividends declared				(584)		(584)
Balance at April 1, 2023	19,441	19,441	82,708	263,806	(977)	364,978
Net earnings				10,565		10,565
Stock options exercised, net	6	6	91			97
Compensation expense associated with stock-based plans			421			421
Repurchases of Common Stock	(14)	(14)	(61)	(328)		(403)
Restricted stock units and stock options surrendered for withholding taxes payable			(9)			(9)
Cash dividends declared				(583)		(583)
Balance at July 1, 2023	19,433	$19,433	$83,150	$273,460	$(977)	$375,066

For the three and nine months ended July 2, 2022

Balance at October 2, 2021	19,408	$19,408	$78,688	$206,384	$(2,442)	$302,038
Net earnings				23,129		23,129
Stock options exercised, net	6	6	40			46
Compensation expense associated with stock-based plans			272			272
Restricted stock units and stock options surrendered for withholding taxes payable			(55)			(55)
Cash dividends declared				(39,410)		(39,410)
Balance at January 1, 2022	19,414	19,414	78,945	190,103	(2,442)	286,020
Net earnings				39,017		39,017
Vesting of restricted stock units	25	25	(25)			-
Compensation expense associated with stock-based plans			830			830
Restricted stock units and stock options surrendered for withholding taxes payable			(137)			(137)
Cash dividends declared				(583)		(583)
Balance at April 2, 2022	19,439	19,439	79,613	228,537	(2,442)	325,147
Net earnings				38,559		38,559
Stock options exercised, net	67	67	1,537			1,604
Compensation expense associated with stock-based plans			293			293
Restricted stock units and stock options surrendered for withholding taxes payable			(94)			(94)
Cash dividends declared				(585)		(585)
Balance at July 2, 2022	19,506	$19,506	$81,349	$266,511	$(2,442)	$364,924

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

(2) Recent Accounting Pronouncements

There were not any recently adopted or newly issued accounting pronouncements for the nine-month period ended July 1, 2023, that have had, or are expected to have, a material impact on our consolidated financial statements and disclosures.

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

Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Welded wire reinforcement	$96,698	$131,764	$284,044	$378,808
Prestressed concrete strand	69,016	95,409	207,620	240,033
Total	$165,714	$227,173	$491,664	$618,841

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of July 1, 2023, and October 1, 2022.

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

As of July 1, 2023, and October 1, 2022, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of July 1, 2023:
Current assets:
Cash equivalents	$90,424	$90,424	$-
Other assets:
Cash surrender value of life insurance policies	10,835	-	10,835
Total	$101,259	$90,424	$10,835

As of October 1, 2022:
Current assets:
Cash equivalents	$48,045	$48,045	$-
Other assets:
Cash surrender value of life insurance policies	9,938	-	9,938
Total	$57,983	$48,045	$9,938

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

As of July 1, 2023, and October 1, 2022, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of July 1, 2023:
Customer relationships	17.1	$9,870	$(4,617)	$5,253
Developed technology and know-how	20.0	1,800	(796)	1,004
Non-competition agreements	5.0	400	(379)	21
		$12,070	$(5,792)	$6,278

As of October 1, 2022:
Customer relationships	17.1	$9,870	$(4,130)	$5,740
Developed technology and know-how	20.0	1,800	(729)	1,071
Non-competition agreements	5.0	400	(364)	36
		$12,070	$(5,223)	$6,847

Amortization expense for intangibles was $187,000 and $205,000 for the three-month periods ended July 1, 2023 and July 2, 2022, respectively, and $569,000 and $617,000 for the nine-month periods ended July 1, 2023 and July 2, 2022, respectively. Amortization expense for the next five years is $187,000 in 2023, $750,000 in 2024, $743,000 in 2025, $752,000 in 2026, $480,000 in 2027 and $3.4 million thereafter.

(6) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 28, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of July 1, 2023, there were 500,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $160,000 and $115,000 for the three-month periods ended July 1, 2023, and July 2, 2022, respectively, and $635,000 and $594,000for the nine-month periods ended July 1, 2023 and July 2, 2022, respectively. As of July 1, 2023, there was $503,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.94years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 1, 2022	365	$30.00
Granted	49	30.27
Forfeited	(19)	33.22
Exercised	(12)	19.64		$135
Outstanding at July 1, 2023	383	30.20	7.09	1,400

Vested and anticipated to vest in the future at July 1, 2023	376	30.15	7.06	1,396

Exercisable at July 1, 2023	224	28.71	5.90	1,159

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $261,000 and $178,000 for the three-month periods ended July 1, 2023, and July 2, 2022, respectively, and $899,000 and $801,000 for the nine-month periods ended July 1, 2023 and July 2, 2022, respectively.

As of July 1, 2023, there was $980,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.45 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, October 1, 2022	120	$29.88
Granted	36	30.27
Forfeited	(10)	30.36
Released	(31)	27.06
Balance, July 1, 2023	115	30.72

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.3% for the nine-month period ended July 1, 2023 compared with 22.6% for the nine-month period ended July 2, 2022. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant items related specifically to interim periods.

Deferred income taxes. As of July 1, 2023, and October 1, 2022, we recorded a deferred tax liability (net of valuation allowance) of $6.1 million and $7.1 million, respectively, in other liabilities on our consolidated balance sheets. We have $7.9 million of state net operating loss carryforwards (“NOLs”) that begin to expire in 2031, but principally expire between 2031 and 2038.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of July 1, 2023, and October 1, 2022, we recorded a valuation allowance of $32,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs against which an allowance had previously been provided or determine that such utilization was more likely than not.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of July 1, 2023, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2023	2022	2023	2022
Interest cost	$130	$87	$390	$261
Service cost	83	100	249	300
Recognized net actuarial loss	3	69	9	207
Net periodic pension cost	$216	$256	$648	$768

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of July 1, 2023, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10%, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of July 1, 2023, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of July 1, 2023, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $13,000 and $16,000 for the three-month periods ended July 1, 2023 and July 2, 2022, respectively, and $45,000 and $49,000 for the nine-month periods ended July 1, 2023 and July 2, 2022, respectively.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net earnings	$10,565	$38,559	$26,789	$100,705

Basic weighted average shares outstanding	19,488	19,537	19,506	19,503
Dilutive effect of stock-based compensation	60	120	59	126
Diluted weighted average shares outstanding	19,548	19,657	19,565	19,629

Net earnings per share:
Basic	$0.54	$1.97	$1.37	$5.16
Diluted	$0.54	$1.96	$1.37	$5.13

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 65,000 and 14,000 shares for the three-month periods ended July 1, 2023, and July 2, 2022, respectively, and 76,000 and 46,000 shares for the nine-month periods ended July 1, 2023, and July 2, 2022, respectively.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $403,000 or 14,239 shares and $2.3 million or 80,352 shares of its common stock during the three- and nine-month periods ended July 1, 2023, respectively. There were no share repurchases during the three- and nine-month periods ended July 2, 2022. As of July 1, 2023, there was $21.2 million remaining available for future share repurchases under this Authorization.

(12) Other Financial Data

Balance sheet information:

	July 1,	October 1,
(In thousands)	2023	2022
Accounts receivable, net:
Accounts receivable	$66,688	$82,043
Less allowance for doubtful accounts	(325)	(397)
Total	$66,363	$81,646

Inventories:
Raw materials	$51,344	$108,894
Work in process	6,379	8,817
Finished goods	75,403	79,943
Total	$133,126	$197,654

Other current assets:
Prepaid insurance	$3,945	$4,563
Other	2,461	3,153
Total	$6,406	$7,716

Other assets:
Cash surrender value of life insurance policies	$10,835	$9,938
Right-of-use asset	1,804	1,565
Capitalized financing costs, net	188	41
Other	109	121
Total	$12,936	$11,665

Property, plant and equipment, net:
Land and land improvements	$15,107	$14,947
Buildings	55,578	55,044
Machinery and equipment	187,346	191,790
Construction in progress	28,333	11,745
	286,364	273,526
Less accumulated depreciation	(167,576)	(165,370)
Total	$118,788	$108,156

Accrued expenses:
Salaries, wages and related expenses	$5,174	$8,128
Income taxes	2,154	-
Customer rebates	1,815	2,760
Property taxes	1,307	1,782
Operating lease liability	935	997
Sales allowance reserves	927	1,013
State sales and use taxes	269	595
Other	403	525
Total	$12,984	$15,800

Other liabilities:
Deferred compensation	$12,294	$11,747
Deferred income taxes	6,095	7,086
Operating lease liability	868	572
Total	$19,257	$19,405

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	July 1,		July 2,	July 1,		July 2,
	2023	Change	2022	2023	Change	2022

Net sales	$165,714	(27.1%)	$227,173	$491,664	(20.6%)	$618,841
Gross profit	20,367	(64.9%)	58,082	51,415	(67.4%)	157,515
Percentage of net sales	12.3%		25.6%	10.5%		25.5%
Selling, general and administrative expense	$7,924	(3.8%)	$8,235	$22,556	(18.6%)	$27,718
Percentage of net sales	4.8%		3.6%	4.6%		4.5%
Other (income) expense, net	$(24)	N/M	$1	$(3,423)	N/M	$(15)
Interest income	(1,097)	N/M	(86)	(2,284)	N/M	(110)
Effective income tax rate	22.0%		22.7%	22.3%		22.6%
Net earnings	$10,565	(72.6%)	$38,559	$26,789	(73.4%)	$100,705

"N/M" = not meaningful

Third Quarter of Fiscal 2023 Compared to Third Quarter of Fiscal 2022

Net Sales

Net sales for the third quarter of 2023 decreased 27.1% to $165.7 million from $227.2 million in the prior year quarter, reflecting a 24.7% decrease in average selling prices along with a 3.2% decrease in shipments. The decrease in average selling prices was driven by competitive pricing pressures and declining raw material costs. The decline in shipments was due to a reduction in new project activity during the current quarter.

Gross Profit

Gross profit for the third quarter of 2023 decreased 64.9% to $20.4 million, or 12.3% of net sales, from $58.1 million, or 25.6% of net sales, in the prior year quarter due to lower spreads between average selling prices and raw material costs ($32.4 million) along with a decrease in shipments ($2.3 million) and higher manufacturing costs ($3.0 million). The decrease in spreads was driven by lower average selling prices ($53.1 million) partially offset by lower raw material costs ($20.4 million) and freight expense ($263,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2023 decreased 3.8% to $7.9 million, or 4.8% of net sales, from $8.2 million, or 3.6% of net sales, in the prior year quarter primarily due to the relative year-over-year change in the cash surrender value of life insurance policies ($1.1 million) partially offset by higher compensation expense ($1.0 million). The cash surrender value of life insurance policies increased $122,000 in the current year quarter compared with a decrease of $977,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments. The increase in compensation expense was primarily due to higher incentive plan expense in the current quarter in comparison to achieving the maximum plan expense during the first quarter of the prior fiscal year.

Interest Income

Interest income increased to $1.1 million due to an increase in cash and higher average interest rates.

Income Taxes

Our effective tax rate for the third quarter of 2023 decreased to 22.0% from 22.7% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the third quarter of 2023 decreased to $10.6 million ($0.54 per share) from $38.6 million ($1.96 per diluted share) in the prior year quarter primarily due to the decrease in gross profit partially offset by lower SG&A expense and increased interest income.

First Nine Months of Fiscal 2023 Compared to First Nine Months of Fiscal 2022

Net Sales

Net sales for the first nine months of 2023 decreased 20.6% to $491.7 million from $618.8 million in the same year-ago period, reflecting a 13.1% decrease in average selling prices along with an 8.6% decrease in shipments. The decrease in average selling prices was driven by competitive pricing pressures and declining raw material costs. The decline in shipments was due to reduced demand resulting from inventory management measures pursued by our customers during the first half of the fiscal year and a decrease in new project activity.

Gross Profit

Gross profit for the first nine months of 2023 decreased 67.4% to $51.4 million, or 10.5% of net sales, from $157.5 million, or 25.5% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($79.1 million) along with a decrease in shipments ($14.4 million) and higher manufacturing costs ($12.6 million). The decrease in spreads was driven by lower average selling prices ($71.0 million), higher raw material costs ($6.7 million) and an increase in freight expense ($1.4 million).

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2023 decreased 18.6% to $22.6 million, or 4.6% of net sales, from $27.7 million, or 4.5% of net sales, in the same year-ago period primarily due to lower compensation expense ($3.1 million) and the relative year-over-year changes in the cash surrender value of life insurance policies ($2.3 million) partially offset by higher employee benefit expense ($581,000). The decrease in compensation expense was largely driven by lower incentive plan expense due to a decline in financial results in the current year period. The cash surrender value of life insurance policies increased $854,000 in the current year period compared with a decrease of $1.4 million in the prior year due to the corresponding changes in the value of the underlying investments. The increase in employee benefits expense was due to a net gain on the settlement of life insurance policies ($364,000) in the prior year along with higher employee health insurance costs in the current year period.

Other (Income) Expense, net

Other income of $3.4 million for the first nine months of 2023 was primarily related to a net gain from the sale of property, plant and equipment ($3.3 million).

Interest Income

Interest income increased to $2.3 million due to an increase in cash and higher average interest rates.

Income Taxes

Our effective tax rate for the first nine months of 2023 decreased to 22.3% from 22.6% for the same year ago period primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the first nine months of 2023 decreased to $26.8 million ($1.37 per share) from $100.7 million ($5.13 per diluted share) in the same year-ago period primarily due to the decrease in gross profit partially offset by lower SG&A expense and increased interest income.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Nine Months Ended
	July 1,	July 2,
	2023	2022
Net cash provided by operating activities	$103,326	$15,114
Net cash used for investing activities	(16,724)	(2,739)
Net cash used for financing activities	(43,178)	(39,214)

Net working capital	246,576	248,629
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$375,066	$364,924
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$375,066	$364,924

Operating Activities

Operating activities provided $103.3 million of cash during the first nine months of 2023 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $67.1 million of cash due to a $64.5 million decrease in inventories and a $15.3 million reduction in accounts receivable partially offset by a $12.7 million decrease in accounts payable and accrued expenses. The decrease in inventories was primarily due to lower raw material purchases along with lower average unit costs. The decrease in accounts receivable was largely driven by lower average selling prices. The decrease in accounts payable and accrued expenses was largely due to the timing of payments related to raw material purchases, lower unit costs and a reduction in accrued incentive plan expense.

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

Investing Activities

Investing activities used $16.7 million of cash during the first nine months of 2023 compared to using $2.7 million during the prior year period primarily due to higher capital expenditures ($14.3 million) partially offset by the increased receipt of proceeds from the sale of property, plant and equipment and assets held for sale ($3.0 million). Capital expenditures increased to $26.6 million from $12.3 million in the prior year period and are expected to total up to approximately $35.0 million for fiscal 2023. Capital expenditures for fiscal 2023 are to advance the growth of our engineered structural mesh business and support cost and productivity improvement initiatives in addition to recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $43.2 million of cash during the first nine months of 2023 compared to $39.2 million during the prior year period. During the first nine months of 2023, $40.7 million of cash was used for dividend payments (including a special dividend of $38.9 million, or $2.00 per share, and regular quarterly dividend totaling $1.8 million, or $0.09 per share) and $2.3 million for the repurchase of common stock. During the first nine months of 2022, we declared and paid a special dividend totaling $38.8 million, or $2.00 per share, and regular quarterly dividends totaling $1.8 million, or $0.09 per share.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of July 1, 2023, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 9 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor rates, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first nine months of 2023, wire rod prices declined primarily due to reductions in the cost of scrap for wire producers and weakening demand. Selling prices for our products declined in response to the softening in demand, mainly the result of inventory destocking measures pursued by our customers, which negatively impacted our financial results as we consumed higher cost inventory that was purchased in prior periods. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2022 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2022 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2022 Annual Report for further information regarding our critical accounting policies and estimates. As of July 1, 2023, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2022 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently adopted and issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of fiscal 2023, we anticipate a continued modest recovery, with our financial results benefiting from the improvement in spreads between average selling prices and raw material costs, as we consume lower cost inventory. However, while we expect improved sales volume moving forward, shipments have yet to regain the anticipated momentum following the completion of customer destocking, which impacted our results for the first half of the year. Nevertheless, we remain optimistic as the leading economic indicators for nonresidential construction exhibit a healthy outlook, and the residential market recovery continues to progress. Furthermore, the outlook for infrastructure construction remains favorable as federal spending from the Infrastructure Investment and Jobs Act is expected to begin to drive demand as we move into the second half of the calendar year and beyond.

We will continue to focus on those factors that we can reasonably control, including closely managing expenses; aligning our production schedules with demand to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in recent years and expect to continue to make in our facilities in the form of reduced operating costs and additional capacity to support future growth. Also, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or to expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2023, a 10% increase in the price of wire rod would have resulted in a $32.8 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of July 1, 2023, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of July 1, 2023.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 1, 2023. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended July 1, 2023, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2022 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2022 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended July 1, 2023. There were no share repurchases during the quarter ended July 2, 2022.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
April 2, 2023 - May 6, 2023	10,453	$27.72	10,453	$21,338	(1)
May 7, 2023 - June 3, 2023	3,786	$29.92	3,786	$21,225	(1)
June 4, 2023 - July 1, 2023	-	-	-	$21,225	(1)
	14,239		14,239

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 11 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended July 1, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1*	Letter of Employment between the Company and Elizabeth C. Southern dated April 26, 2023.
10.2* 10.3* 31.1

Change in Control Severance Agreement between the Company and Elizabeth C. Southern dated June 5, 2023.

Amended and Restated Retirement Security Agreement between the Company and Elizabeth C. Southern dated June 5, 2023.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended July 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended July 1, 2023 and July 2, 2022, (ii) the Consolidated Balance Sheets as of July 1, 2023 and October 1, 2022, (iii) the Consolidated Statements of Cash Flows for the nine months ended July 1, 2023 and July 2, 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 1, 2023 and July 2, 2022, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL and contained in Exhibit 101.

*Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC.
Registrant

Date: July 20, 2023	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)