Form 10-K
period 2023-09-30
INSTEEL INDUSTRIES INC
filed 2023-10-26
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 1, 2023 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $424,911,914 based upon the closing sale price as reported on the New York Stock Exchange. As of October 24, 2023, there were 19,454,250 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2024 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our business, future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the impact of rising interest rates on the cost of financing for our customers;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the risks and uncertainties discussed herein under “Item 1A. Risk Factors” in this Form 10-K.

PART I

Item 1. Business

General

Insteel Industries Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold mainly to manufacturers of concrete products that are used primarily in nonresidential construction. For fiscal 2023, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

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

Products

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting, we have one reportable segment.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2023, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases, we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any single customers that represented 10% or more of our net sales in fiscal years 2023, 2022 or 2021. The loss of a single customer or a few customers would not have a material adverse impact on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2023 will be shipped during the first quarter of fiscal 2024.

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

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity, and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. U.S. government trade policies and trade actions by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2023 and 2022 represented approximately 14% and 26%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

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

Human Capital

We value all our employees and their important role in the long-term success of the company. Our human capital strategy is centered around four key areas: Safe Operations, Performance Based Compensation, Equal Opportunity and Hiring and Retention. As of September 30, 2023, we had 884 employees, none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

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

Governmental Regulation and Environmental Matters

We are subject to federal, state and local laws and regulations in the United States that could affect our business, including regulations relating to generating emissions, water discharges, waste and workplace safety. We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements on us and which could negatively impact our operating results. See “Item 1A. Risk Factors”. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2024.

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

Industry Specific Risks

Our business is cyclical and can be negatively impacted by prolonged economic downturns, rising interest rates or tightening in the financial markets that reduce the level of construction activity and demand for our products.

Demand for our products is cyclical in nature and sensitive to changes in the economy and in the financial markets. Our products are sold primarily to manufacturers of concrete products that are used for a broad range of nonresidential and residential construction applications. Demand for our products is driven by the level of construction activity, which tends to be correlated with conditions in the overall economy as well as other factors beyond our control. Rising interest rates or tightening in the financial markets could adversely impact demand for our products by increasing the cost of financing or reducing the availability of financing to our customers and the construction industry as a whole. Future prolonged periods of economic weakness, high interest rates or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Our business can be negatively impacted by reductions in the amount and duration of government funding for infrastructure projects that reduce the level of construction activity and demand for our products.

Certain of our products are used in the construction of highways, bridges and other infrastructure projects that are funded by federal, state and local governments. Reductions in the amount of funding for such projects or the period for which it is provided, including as a result of budget uncertainty, the potential for U.S. Government shutdowns, the use of continuing resolutions and the federal debt ceiling, could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Prices for wire rod have become increasingly volatile in recent years driven by the higher degree of variability in raw material costs for rod producers, changes in trade policy and the fluctuation of domestic supply. In response, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis, as well as unilaterally changing the terms of prior commitments.

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

Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor and to provide healthcare and other benefits to our employees could increase, adversely impacting profitability. As the labor market continues to recover from the effects of the COVID-19 pandemic, availability of qualified employees and competition for them has escalated, which has increased costs associated with attracting and retaining employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Additionally, employee turnover could result in lost time due to inefficiencies and the need for additional training, which could impact our operating results. Changes to healthcare regulations may also increase the cost of providing such benefits to our employees. We cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

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

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

The recent rise in inflation has increased the costs of labor, energy, operating supplies and raw materials. If we are unable to pass these increases in costs to our customers it could adversely affect our business, financial condition and results of operations by increasing our overall cost structure.

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

General Risks

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic.

The COVID-19 pandemic negatively impacted the global economy, disrupted supply chains and created significant volatility and disruption of financial markets. In the event of the renewed outbreak of COVID-19, the emergence of new variants or an outbreak of a different virus or disease, we could experience disruptions in our supply chain, operations, facilities and workforce which could negatively affect our results of operations, financial condition, cash flows and stock price.

Our stock price can be volatile, often in connection with matters beyond our control.

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2023, our common stock traded as high as $35.80 and as low as $24.00. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results.

We are increasingly dependent on information technology systems that are susceptible to certain risks, including cybersecurity breaches and data leaks, which could adversely impact our business.

Our increasing reliance on technology systems and infrastructure heightens our potential vulnerability to system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems poses risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, not limited to cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of theft of confidential information, intentional vandalism, industrial espionage and a variety of cyber-attacks that could compromise our internal technology system and infrastructure or result in data leaks in-house or at our third-party providers and business partners. While we have taken reasonable steps to protect the Company from cybersecurity risks and security breaches, there can be no assurance that such events will not occur. Failures of technology or related systems, cybersecurity incidents, or improper release of confidential information, could adversely impact our business or subject us to unexpected liabilities, expenditures and recovery time.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. As of September 30, 2023, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
H. O. Woltz III	67	President, Chief Executive Officer and Chairman of the Board
Scot R. Jafroodi	54	Vice President, Chief Financial Officer and Treasurer
Elizabeth C. Southern	42	Vice President Administration, Secretary and Chief Legal Officer
Richard T. Wagner	64	Senior Vice President and Chief Operating Officer
James R. York	65	Senior Vice President, Sourcing and Logistics

H. O. Woltz III, 67, has served as Chief Executive Officer since 1991, as President since 1989 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz has served as Chairman of the Board since 2009.

Scot R. Jafroodi, 54, has served as Vice President, Chief Financial Officer and Treasurer since January 2023. Prior to 2023, he served as Vice President, Corporate Controller and Chief Accounting Officer from October 2020. He previously held the role of Corporate Controller and Chief Accounting Officer from February 2007 to October 2020 and Corporate Controller from July 2005 to February 2007. Before joining us, he was a Senior Manager at BDO Seidman, LLP from June 2003 through June 2005 and, prior to that, had been employed for ten years at Deloitte & Touche USA, LLP, most recently as a Senior Manager.

Elizabeth C. Southern, 42, has served as Vice President, Administration, Secretary and Chief Legal Officer since June 2023. From 2011 to 2023, she served in various senior management roles with Hanesbrands Inc., a publicly-held apparel company, including Deputy General Counsel and Assistant Secretary and Vice President, Human Resources.  Prior to that, Ms. Southern was an associate attorney at Womble Bond Dickinson (US) LLP.

Richard T. Wagner, 64, has served as Senior Vice President, Chief Operating Officer since October 2020 and as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. He joined us in 1992 serving in various other management roles. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

James R. York, 65, has served as Senior Vice President, Sourcing and Logistics since October 2020, and as Vice President, Sourcing and Logistics since joining us in 2018.  Prior to Insteel, he served in various senior management roles with Leggett & Platt, a publicly-held manufacturer of diversified engineered products, from 2002 to 2018, including Group President-Rod and Wire Products, Unit President-Wire Products and Unit President-Specialty Products.  Mr. York served in a range of leadership positions at Bekeart Corporation, a U.S. subsidiary of N.V. Bekeart A.S. of Belgium, from 1983 to 2002.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “IIIN” and has traded on the NYSE since March 17, 2021. As of October 24, 2023, there were 449 shareholders of record.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors. On November 15, 2022, our Board of Directors approved a one-time special cash dividend of $2.00 per share that was paid on December 23, 2022.

Issuer Purchases of Equity Securities

There were not any repurchases of common stock during the quarter ended September 30, 2023. Additional information regarding our share repurchase authorization is discussed in Note 18 to our consolidated financial statements and incorporated herein by reference.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P 500 Building Products Index for the five years ended September 30, 2023. The graph and table assume that $100 was invested on September 29, 2018 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P 500 Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	September 29, 2018	September 28, 2019	October 3, 2020	October 2, 2021	October 1, 2022	September 30, 2023
Insteel Industries, Inc.	$100.00	$58.05	$53.49	$117.67	$84.30	$110.87
Russell 2000	100.00	91.11	91.47	135.08	103.34	112.56
S&P 500 Building Products	100.00	117.91	136.56	197.83	149.31	199.59

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations is for the year ended September 30, 2023 compared with the year ended October 1, 2022. Discussions of our financial condition and results of operations for the year ended October 1, 2022 compared to October 2, 2021 that have been omitted under this item can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, which was filed with the SEC on October 27, 2022.

The table below presents a summary of our results of operations for fiscal 2023 and fiscal 2022.

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	September 30,			October 1,
	2023	Change		2022
Net sales	$649,188	(21.5%	)	$826,832
Gross profit	65,398	(66.9%	)	197,310
Percentage of net sales	10.1%			23.9%
Selling, general and administrative expense	$30,685	(14.9%	)	$36,048
Percentage of net sales	4.7%			4.4%
Other (income) expense, net	$(3,423)	N/M		$88
Interest income	$(3,706)	N/M		$(326)
Effective income tax rate	22.4%			22.7%
Net earnings	$32,415	(74.1%	)	$125,011

"N/M" = not meaningful

2023 Compared with 2022

Net Sales

Net sales decreased 21.5% to $649.2 million in 2023 from $826.8 million in 2022, reflecting a 17.1% decrease in selling prices along with a 5.3% decrease in shipments. The decrease in average selling prices was driven by competitive pricing pressures resulting from weakening demand for our products and declining raw material costs. The decrease in shipments was due to reduced demand resulting from inventory management measures pursued by our customers during the fiscal year and a decrease in new project activity.

Gross Profit

Gross profit decreased 66.9% to $65.4 million, or 10.1% of net sales, in 2023 from $197.3 million, or 23.9% of net sales, in 2022. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($105.7 million) along with a decrease in shipments ($11.8 million) and higher manufacturing costs ($14.4 million). The decrease in spreads was driven by lower average selling prices ($129.7 million) and an increase in freight expense ($1.4 million) partially offset by lower raw material costs ($25.4 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) decreased 14.9% to $30.7 million, or 4.7% of net sales, in 2023 from $36.0 million, or 4.4% of net sales, in 2022 primarily due to lower compensation ($2.9 million), the relative year-over-year changes in the cash surrender value of life insurance policies ($2.4 million) and depreciation expense ($577,000) partially offset by higher employee benefit expense ($489,000). The decrease in compensation expense was largely driven by lower incentive plan expense due to a decline in financial results in the current year. The cash surrender value of life insurance policies increased $531,000 in the current year compared with a decrease of $1.9 million in the prior year due to the corresponding changes in the value of the underlying investments. The increase in employee benefits expense was due to a net gain on the settlement of life insurance policies ($364,000) in the prior year along with higher employee health insurance costs in the current year period.

Other (Income) Expense, net

Other income of $3.4 million for 2023 was primarily related to a net gain from the sale of property, plant and equipment ($3.3 million).

Interest Income

Interest income increased to $3.7 million due to an increase in cash and higher average interest rates.

Income Taxes

Our effective income tax rate for 2023 decreased to 22.4% from 22.7% in 2022 due to changes in book versus tax differences.

Net Earnings

Net earnings decreased to $32.4 million ($1.66 per share) in 2023 from $125.0 million ($6.37 per diluted share) in 2022, primarily due to the decrease in gross profit partially offset by lower SG&A expense and increased other income and interest income.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash and cash equivalents, cash generated by operating activities and borrowing availability provided under our $100.0 million revolving credit facility (the “Credit Facility”). Our principal capital requirements include funding working capital, capital expenditures, dividends and any share repurchases. As of September 30, 2023, our cash and cash equivalents totaled $125.7 million compared with $48.3 million as of October 1, 2022.

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

Selected Liquidity and Capital Resources Data

(Dollars in thousands)

	Year Ended
	September 30,	October 1,
	2023	2022
Net cash provided by operating activities	$142,200	$5,670
Net cash used for investing activities	(20,896)	(6,039)
Net cash used for financing activities	(43,950)	(41,199)

Cash and cash equivalents	125,670	48,316
Net working capital	252,698	272,736
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$381,505	$389,744
Percentage of total capital	100%	100%
Total capital (total debt + shareholders' equity)	$381,505	$389,744

Operating Activities

Operating activities provided $142.2 million of cash in 2023 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $95.6 million of cash due to a $94.3 million decrease in inventories and an $18.2 million reduction in accounts receivable partially offset by a $16.9 million decrease in accounts payable and accrued expenses. The decrease in inventories was primarily due to lower raw material purchases along with lower average unit costs. The decrease in accounts receivable was largely driven by lower average selling prices. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases, lower unit costs and a reduction in accrued incentive plan expense.

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

Investing Activities

Investing activities used $20.9 million of cash in 2023 primarily due to capital expenditures ($30.7 million) partially offset by the receipt of proceeds from the sale of property, plant and equipment ($9.9 million). Investing activities used $6.0 million of cash in 2022 primarily due to capital expenditures ($15.9 million) partially offset by the receipt of proceeds from the sale of assets held for sale ($6.9 million), life insurance claims ($1.5 million) and a decrease in cash surrender value of life insurance policies ($1.4 million). Capital expenditures for both years focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements. Capital expenditures are expected to total up to approximately $30.0 million in 2024, including expenditures to support costs and productivity initiatives, modernize our facilities and information systems and recurring maintenance requirements. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $44.0 million of cash in 2023 and $41.2 million of cash in 2022. In 2023, $41.3 million of cash was used for dividend payments (including a special cash dividend of $38.9 million, or $2.00 per share, and regular cash dividends totaling $2.4 million) and $2.3 million for the repurchase of common stock. In 2022, $41.2 million of cash was used for dividend payments (including a special cash dividend of $38.8 million, or $2.00 per share, and regular cash dividends totaling $2.4 million) and $1.2 million for the repurchase of common stock, which was partially offset by $1.7 million of proceeds from the exercise of stock options.

Cash Management

Our cash is principally concentrated at one financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a Credit Facility that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 30, 2023, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 8 to the consolidated financial statements). As of October 1, 2022, there were no borrowings outstanding on the Credit Facility.

Off-Balance Sheet Arrangements

We do not have any material transactions, arrangements, obligations (including contingent obligations) or other relationships with unconsolidated entities or other persons, as defined by Item 303(a)(4) of Regulation S-K of the SEC, that have or are reasonably likely to have a material current or future impact on our financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Contractual Obligations

In addition to our discussion and analysis surrounding our liquidity and capital resources, our contractual obligations and commitments as of September 30, 2023, include:

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

●

Debt Obligations and Interest Payments - See Note 8, “Long-Term Debt,” within our consolidated financial statements for further detail of our debt and the timing of expected future principal and interest payments. As of September 30, 2023, there were no borrowings outstanding.

●	Capital Expenditures – As of September 30, 2023, we had contractual commitments for capital expenditures of $15.3 million.

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

During 2023, we experienced a decline in wire rod prices primarily due to reductions in the cost of scrap for wire producers and a concurrent weakening in demand. Selling prices for our products fell in response to the softening demand and competitive pricing pressure. Consequently, our financial results were adversely affected as we consumed higher cost inventory that was purchased in prior periods. During 2022, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the year. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products is uncertain at this time.

Outlook

Looking ahead to fiscal 2024, we are aware of the risks associated with higher interest rates and the implications for the broader U.S. economy and, ultimately, our end markets. Nevertheless, we remain optimistic about demand in our private and public nonresidential construction markets as customer sentiment is mostly positive. Furthermore, the outlook for infrastructure construction remains favorable as federal spending associated with the Infrastructure Investment and Jobs Act is expected to accelerate as we progress through fiscal 2024 and help drive demand.

Regardless of the market dynamics, we continue to focus on those factors we control, including closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our operating costs; pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities: and furthering our human capital strategy. We also expect increasing contributions from the substantial investments we have made in our facilities in recent years and expect to continue to make in the form of reduced operating costs and additional capacity to support future growth. Finally, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in strength of home markets, foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2023 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $42.8 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of September 30, 2023, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 30, 2023. During 2023, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	September 30,	October 1,	October 2,
	2023	2022	2021
Net sales	$649,188	$826,832	$590,601
Cost of sales	583,790	629,522	469,053
Gross profit	65,398	197,310	121,548
Selling, general and administrative expense	30,685	36,048	32,388
Restructuring (recoveries) charges, net	-	(318)	2,868
Other (income) expense, net	(3,423)	88	114
Interest expense	87	91	96
Interest income	(3,706)	(326)	(21)
Earnings before income taxes	41,755	161,727	86,103
Income taxes	9,340	36,716	19,493
Net earnings	$32,415	$125,011	$66,610

Net earnings per share:
Basic	$1.66	$6.41	$3.44
Diluted	1.66	6.37	3.41

Cash dividends declared	2.12	2.12	1.62

Weighted average shares outstanding:
Basic	19,504	19,517	19,344
Diluted	19,566	19,629	19,534

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	September 30,	October 1,	October 2,
	2023	2022	2021

Net earnings	$32,415	$125,011	$66,610

Adjustment to defined benefit plan liability, net of income taxes of ($219), ($463) and $154, respectively	694	1,465	(486)
Other comprehensive income (loss)	694	1,465	(486)

Comprehensive income	$33,109	$126,476	$66,124

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	October 1,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$125,670	$48,316
Accounts receivable, net	63,424	81,646
Inventories	103,306	197,654
Other current assets	6,453	7,716
Total current assets	298,853	335,332
Property, plant and equipment, net	120,014	108,156
Intangibles, net	6,090	6,847
Goodwill	9,745	9,745
Other assets	12,811	11,665
Total assets	$447,513	$471,745

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$34,346	$46,796
Accrued expenses	11,809	15,800
Total current liabilities	46,155	62,596
Other liabilities	19,853	19,405
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2023, 19,454; 2022, 19,478	19,454	19,478
Additional paid-in capital	83,832	81,997
Retained earnings	278,502	289,246
Accumulated other comprehensive loss	(283)	(977)
Total shareholders’ equity	381,505	389,744
Total liabilities and shareholders’ equity	$447,513	$471,745

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at October 3, 2020	19,304	$19,304	$76,387	$171,068	$(1,956)	$264,803
Net earnings				66,610		66,610
Other comprehensive loss(1)					(486)	(486)
Stock options exercised	74	74	1,008			1,082
Vested and released restricted stock units	30	30	(30)			-
Compensation expense associated with stock-based plans			1,988			1,988
Restricted stock units and stock options surrendered for withholding taxes payable			(665)			(665)
Cash dividends declared				(31,294)		(31,294)
Balance at October 2, 2021	19,408	19,408	78,688	206,384	(2,442)	302,038
Net earnings				125,011		125,011
Other comprehensive income(1)					1,465	1,465
Stock options exercised	72	72	1,578			1,650
Vested and released restricted stock units	40	40	(40)			-
Compensation expense associated with stock-based plans			2,429			2,429
Repurchases of common stock	(42)	(42)	(175)	(987)		(1,204)
Restricted stock units and stock options surrendered for withholding taxes payable			(483)			(483)
Cash dividends declared				(41,162)		(41,162)
Balance at October 1, 2022	19,478	19,478	81,997	289,246	(977)	389,744
Net earnings				32,415		32,415
Other comprehensive income(1)					694	694
Stock options exercised	16	16	223			239
Vested and released restricted stock units	40	40	(40)			-
Compensation expense associated with stock-based plans			2,425			2,425
Repurchases of common stock	(80)	(80)	(341)	(1,907)		(2,328)
Restricted stock units and stock options surrendered for withholding taxes payable			(432)			(432)
Cash dividends declared				(41,252)		(41,252)
Balance at September 30, 2023	19,454	$19,454	$83,832	$278,502	$(283)	$381,505

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2021 $154, 2022 ($463) and 2023 ($219).

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 30,	October 1,	October 2,
	2023	2022	2021
Cash Flows From Operating Activities:
Net earnings	$32,415	$125,011	$66,610
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,304	14,486	14,521
Amortization of capitalized financing costs	57	65	65
Stock-based compensation expense	2,425	2,429	1,988
Deferred income taxes	238	327	(118)
Asset impairment charges	-	-	1,415
(Gain) loss on sale and disposition of property, plant and equipment and assets held for sale	(3,271)	(480)	125
Increase in cash surrender value of life insurance policies over premiums paid	(531)	-	(1,533)
Gain from life insurance proceeds	-	(364)	-
Net changes in assets and liabilities:
Accounts receivable, net	18,222	(13,729)	(14,100)
Inventories	94,348	(118,605)	(10,086)
Accounts payable and accrued expenses	(16,949)	(1,964)	11,891
Other changes	1,942	(1,506)	(900)
Total adjustments	109,785	(119,341)	3,268
Net cash provided by operating activities	142,200	5,670	69,878

Cash Flows From Investing Activities:
Capital expenditures	(30,702)	(15,900)	(17,500)
(Increase) decrease in cash surrender value of life insurance policies	(476)	1,361	(416)
Proceeds from sale of assets held for sale	-	6,934	79
Proceeds from sale of property, plant, and equipment	9,924	-	-
Proceeds from surrender of life insurance policies	358	110	32
Proceeds from life insurance claims	-	1,456	-
Net cash used for investing activities	(20,896)	(6,039)	(17,805)

Cash Flows From Financing Activities:
Proceeds from long-term debt	323	266	297
Principal payments on long-term debt	(323)	(266)	(297)
Cash dividends paid	(41,252)	(41,162)	(31,294)
Cash received from exercise of stock options	239	1,650	1,082
Financing costs	(177)	-	-
Payment of employee tax withholdings related to net share transactions	(432)	(483)	(665)
Repurchases of common stock	(2,328)	(1,204)	-
Net cash used for financing activities	(43,950)	(41,199)	(30,877)

Net increase (decrease) in cash and cash equivalents	77,354	(41,568)	21,196
Cash and cash equivalents at beginning of period	48,316	89,884	68,688
Cash and cash equivalents at end of period	$125,670	$48,316	$89,884

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$7,834	$41,483	$16,799
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,301	946	501
Restricted stock units and stock options surrendered for withholding taxes payable	432	483	665

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2023, OCTOBER 1, 2022 and OCTOBER 2, 2021

(1) Description of Business

Insteel Industries Inc. (“we,” “us,” “our,” “Insteel” or “the Company”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. Our products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors, rebar fabricators and contractors. We sell our products nationwide across the United States (“U.S.”) and, to a much lesser extent, into Canada, Mexico and Central and South America.

We have evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions during this period that required additional recognition or disclosure in our consolidated financial statements.

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2023, 2022 and 2021 were 52-week periods. All references to years relate to fiscal years rather than calendar years.

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

Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. We estimate for forfeitures over the service period. We determine the fair value of stock options issued by using a Monte Carlo valuation model at the grant date, which considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

Employee benefit plan. We account for our supplemental retirement benefit agreements (each, a “SRBA”) in accordance with ASC Topic 715, “Compensation - Retirement Benefits”. Under the provisions of ASC Topic 715, we recognize net periodic pension cost and value liabilities based on certain actuarial assumptions, principally the assumed discount rate.

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SRBAs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. We currently expect net periodic pension cost for 2024 to be $842,000 for the SRBAs. Cash contributions to the SRBAs during 2024 are estimated to be $611,000.

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

The projected benefit obligations and net periodic pension cost for the SRBAs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates. A 0.25% decrease in the assumed discount rate for our SRBAs would have increased our projected and accumulated benefit obligations as of September 30, 2023 by approximately $271,000 and $224,000, respectively, and decreased our expected net periodic pension cost for 2024 by approximately $3,000.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 10 - 20 years. Depreciation expense was approximately $12.5 million in 2023, $13.7 million in 2022 and $13.6 million in 2021 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense. No interest costs were capitalized in 2023, 2022 and 2021.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2023, 2022 and 2021. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how and non-competition agreements and are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2023 and 2022. Impairment charges of $1.4 million were recorded in 2021 related to the impairment of long-lived assets resulting from the consolidation of our PC strand operations with the closure of our Summerville, South Carolina facility (see Note 5 to the consolidated financial statements).

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

(3) Recent Accounting Pronouncements

There were not any recently adopted or newly issued accounting pronouncements during fiscal 2023, that have had, or are expected to have, a material impact on our consolidated financial statements and disclosures.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of September 30, 2023 and October 1, 2022.

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

(5) Restructuring

On March 16, 2020, we purchased substantially all of the assets of Strand-Tech Manufacturing (“STM”) for an adjusted purchase price of $19.4 million, reflecting certain post-closing adjustments (the “STM Acquisition”). STM was a leading manufacturer of PC strand for concrete construction applications. We acquired, among other assets, STM’s accounts receivable, inventories, production equipment and facility located in Summerville, South Carolina, and assumed certain of its accounts payable and accrued liabilities.

In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of 2020, and the facility was sold in 2022. The consolidation of our PC strand operations was completed in 2022. Following is a summary of the restructuring activity during 2022 and 2021:

	Employee	Equipment	Facility		Loss (Gain)
(In thousands)	Separation	Relocation	Closure	Asset	on Sale of
	Costs	Costs	Costs	Impairments	Equipment	Total
2022
Liability as of October 2, 2021	$-	$-	$10	$-	$-	$10
Restructuring charges (recoveries), net	-	-	304	-	(622)	(318)
Cash payments	-	-	(314)	-	-	(314)
Non-cash charges	-	-	-	-	622	622
Liability as of October 1, 2022	$-	$-	$-	$-	$-	$-

2021
Liability as of October 3, 2020	$-	$20	$151	$-	$-	$171
Restructuring charges, net	13	423	1,017	1,415	-	2,868
Cash payments	(13)	(443)	(1,158)	-	-	(1,614)
Non-cash charges	-	-	-	(1,415)	-	(1,415)
Liability as of October 2, 2021	$-	$-	$10	$-	$-	$10

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

As of September 30, 2023 and October 1, 2022, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of September 30, 2023:
Current assets:
Cash equivalents	$125,805	$125,805	$-
Other assets:
Cash surrender value of life insurance policies	10,586	-	10,586
Total	$136,391	$125,805	$10,586

As of October 1, 2022:
Current assets:
Cash equivalents	$48,045	$48,045	$-
Other assets:
Cash surrender value of life insurance policies	9,938	-	9,938
Total	$57,983	$48,045	$9,938

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

As of September 30, 2023 and October 1, 2022, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of September 30, 2023:
Customer relationships	17.1	$9,870	$(4,779)	$5,091
Developed technology and know-how	20.0	1,800	(818)	982
Non-competition agreements	5.0	400	(383)	17
		$12,070	$(5,980)	$6,090

As of October 1, 2022:
Customer relationships	17.1	$9,870	$(4,130)	$5,740
Developed technology and know-how	20.0	1,800	(729)	1,071
Non-competition agreements	5.0	400	(364)	36
		$12,070	$(5,223)	$6,847

Amortization expense for intangibles was $757,000 in 2023, $821,000 in 2022 and $899,000 in 2021. Amortization expense for the next five years is $750,000 in 2024, $743,000 in 2025, $752,000 in 2026, $480,000 in 2027 and $453,000 in 2028.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 30, 2023, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million. As of October 1, 2022, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10%, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of September 30, 2023, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of September 30, 2023, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $57,000 in 2023, and $65,000 in 2022 and $65,000 in 2021. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2024	$50
2025	50
2026	51
2027	50
2028	23

(9) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of September 30, 2023, there were 430,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $1.0 million in 2023, $1.1 million in 2022 and $860,000 in 2021. As of September 30, 2023, there was $731,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.13 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2023, 2022 and 2021 were $13.27, $14.67 and $14.47 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 30,	October 1,	October 2,
	2023	2022	2021
Expected term (in years)	4.35	4.61	4.87
Risk-free interest rate	4.27%	3.03%	0.68%
Expected volatility	49.61%	49.63%	50.34%
Expected dividend yield	0.40%	0.34%	0.42%

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

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 3, 2020	482	$24.90
Granted	74	34.76
Exercised	(128)	21.17		$2,212
Outstanding at October 2, 2021	428	27.72
Granted	82	35.32
Exercised	(85)	24.23		1,615
Forfeited	(60)	29.29
Outstanding at October 1, 2022	365	30.00
Granted	97	30.63
Exercised	(32)	21.29		350
Forfeited	(19)	33.22
Outstanding at September 30, 2023	411	30.68	6.59	1,561

Vested and anticipated to vest in the future at September 30, 2023	403	30.66	6.54	1,551

Exercisable at September 30, 2023	258	29.63	5.09	1,364

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

	Year Ended
	September 30,	October 1,	October 2,
(In thousands)	2023	2022	2021
Restricted stock unit grants:
Units	57	43	43
Market value	$1,738	$1,563	$1,430
Compensation expense	1,392	1,365	1,128

As of September 30, 2023, there was $1.1 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.71 years.

The following table summarizes RSU activity:

		Weighted	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
(Unit amounts in thousands)	Outstanding	Fair Value	(in thousands)
Balance, October 3, 2020	122	$23.07
Granted	43	33.22
Vested	(36)	29.21	$1,191
Balance, October 2, 2021	129	24.73
Granted	43	35.93
Forfeited	(3)	22.09
Vested	(49)	22.17	1,773
Balance, October 1, 2022	120	29.88
Granted	57	30.53
Forfeited	(10)	30.36
Vested	(62)	25.71	1,911
Balance, September 30, 2023	105	35.07

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	September 30,	October 1,	October 2,
(Dollars in thousands)	2023	2022	2021
Provision for income taxes:
Current:
Federal	$8,320	$33,377	$17,904
State	782	3,012	1,707
	9,102	36,389	19,611
Deferred:
Federal	335	627	(180)
State	(97)	(300)	62
	238	327	(118)

Income taxes	$9,340	$36,716	$19,493

Effective income tax rate	22.4%	22.7%	22.6%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	September 30, 2023		October 1, 2022		October 2, 2021
Provision for income taxes at federal statutory rate	$8,768	21.0%	$33,963	21.0%	$18,082	21.0%
State income taxes, net of federal tax benefit	548	1.3	2,108	1.3	1,544	1.8
Stock-based compensation	(55)	(0.1)	(255)	(0.2)	(253)	(0.3)
Valuation allowance	(29)	(0.1)	(41)	(0.0)	(134)	(0.2)
Nondeductible expenses and other, net	108	0.3	941	0.6	254	0.3
Provision for income taxes	$9,340	22.4%	$36,716	22.7%	$19,493	22.6%

The components of deferred tax assets and liabilities are as follows:

	September 30,	October 1,
(In thousands)	2023	2022
Deferred tax assets:
Defined benefit plans	$2,551	$2,617
Accrued expenses and asset reserves	2,392	2,430
Stock-based compensation	1,288	1,176
R & E Capitalization	125	-
Operating lease liability	434	353
State net operating loss carryforwards and tax credits	158	142
Valuation allowance	(3)	(32)
Deferred tax assets	6,945	6,686

Deferred tax liabilities:
Plant and equipment	(12,143)	(11,546)
Prepaid insurance	(1,123)	(1,279)
Right of use assets	(435)	(352)
Goodwill	(787)	(595)
Deferred tax liabilities	(14,488)	(13,772)
Net deferred tax liability	$(7,543)	$(7,086)

As of September 30, 2023 and October 1, 2022, we recorded deferred tax liabilities (net of valuation allowances) of $7.5 million and $7.1 million, respectively, in other liabilities on our consolidated balance sheet. We have $7.9 million of state NOLs that begin to expire in 2031, but principally expire between 2031 and 2038.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of September 30, 2023, we recorded a valuation allowance of $3,000 pertaining to various state NOLs that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances and would be reduced should we utilize the state NOLs and tax credits against which an allowance had previously been provided or determine that such utilization was more likely than not. The $29,000 decrease in the valuation allowance during 2023 is primarily due to the expected utilization of state NOLs for which an allowance had been recorded.

As of September 30, 2023, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2023, 2022 and 2021.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2018 remain subject to examination.

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

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SRBAs in our consolidated balance sheets is as follows:

	Year Ended
	September 30,	October 1,	October 2,
(In thousands)	2023	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$11,779	$12,888	$11,610
Service cost	333	399	312
Interest cost	518	347	316
Actuarial (gain) loss	(900)	(1,650)	855
Distributions	(198)	(205)	(205)
Benefit obligation at end of year	$11,532	$11,779	$12,888

Change in plan assets:
Actual employer contributions	$198	$205	$205
Actual distributions	(198)	(205)	(205)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(11,532)	$(11,779)	$(12,888)
Net amount recognized	$(11,532)	$(11,779)	$(12,888)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$373	$1,285	$3,213
Net amount recognized	$373	$1,285	$3,213

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net (gain) loss	$(900)	$(1,650)	$855
Amortization of net loss	(13)	(278)	(215)
Total recognized in other comprehensive (loss) income	$(913)	$(1,928)	$640

In 2023, 2022 and 2021, the actuarial (gain) loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligation such as the discount rate, estimated future compensation levels and changes in plan participants.

The accumulated benefit obligation was $10.6 million and $10.7 million as of September 30, 2023 and October 1, 2022, respectively.

Net periodic pension cost for the SRBAs includes the following components:

	Year Ended
	September 30,	October 1,	October 2,
(In thousands)	2023	2022	2021
Service cost	$333	$399	$312
Interest cost	518	347	316
Amortization of net loss	13	278	215
Net periodic pension cost	$864	$1,024	$843

The assumptions used in the valuation of the SRBAs are as follows:

	Measurement Date
	September 30,	October 1,	October 2,
	2023	2022	2021
Assumptions at year-end:
Discount rate	5.25%	4.50%	2.75%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SRBAs are as follows:

Fiscal year(s)	In thousands
2024	$611
2025	930
2026	855
2027	855
2028	855
2029	-	2033	4,745

Retirement savings plan. In 1996, we adopted the Retirement Savings Plan of Insteel Industries Inc. (the “Plan”) to provide retirement benefits and stock ownership for our employees. The Plan is an amendment and restatement of our Employee Stock Ownership Plan. As allowed under Sections 401(a) and 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary deductions for eligible employees.

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $1.7 million in 2023, $1.7 million in 2022 and $1.5 million in 2021.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $6.5 million in 2023, $5.4 million in 2022 and $6.4 million in 2021. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $175,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(12) Commitments and Contingencies

Purchase commitments. As of September 30, 2023, we had $51.6 million in non-cancelable purchase commitments for raw material extending as long as approximately 90 days and $15.3 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in our consolidated financial statements.

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

(13) Leases

We have operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $1.3 million in 2023, $1.4 million in 2022 and $1.4 million in 2021.

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

Supplemental cash flow and non-cash information related to leases is as follows:

(In thousands)	September 30, 2023	October 1, 2022
Cash paid for operating leases included in operating cash flows	$1,261	$1,418
Right-of-use assets obtained in exchange for new lease obligations	1,547	1,206

Supplemental balance sheet information related to leases is as follows:

(In thousands)	September 30, 2023	October 1, 2022
Right-of-use assets:
Other assets	$1,939	$1,565

Lease liabilities:
Accrued expenses	$999	$997
Other liabilities	936	572
Total operating lease liabilities	$1,935	$1,569

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	September 30, 2023	October 1, 2022
Weighted average lease term (in years)	2.2	1.7
Weighted average discount rate	7.1%	3.7%

Aggregate future operating lease payments as of September 30, 2023, are as follows:

(In thousands)
2024	$1,103
2025	636
2026	354
2027	6
2028	-
Total future operating lease payments	2,099
Less: imputed interest	(164)
Present value of lease liabilities	$1,935

(14) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	September 30,	October 1,	October 2,
(In thousands, except per share amounts)	2023	2022	2021
Net earnings	$32,415	$125,011	$66,610

Basic weighted average shares outstanding	19,504	19,517	19,344
Dilutive effect of stock-based compensation	62	112	190
Diluted weighted average shares outstanding	19,566	19,629	19,534

Net earnings per share:
Basic	$1.66	$6.41	$3.44
Diluted	1.66	6.37	3.41

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 69,000 shares in 2023, 49,000 shares in 2022 and 142,000 shares in 2021.

(15) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in ASC Topic 280, Segment Reporting, we have one reportable segment.

Our net sales by geographic region are as follows:

	Year Ended
	September 30,	October 1,	October 2,
(In thousands)	2023	2022	2021
Net sales:
United States	$643,156	$820,641	$583,458
Foreign	6,032	6,191	7,143
Total	$649,188	$826,832	$590,601

Our sales by product line are as follows:

	Year Ended
	September 30,	October 1,	October 2,
(In thousands)	2023	2022	2021
Net sales:
Welded wire reinforcement	$375,771	$495,401	$358,334
Prestressed concrete strand	273,417	331,431	232,267
Total	$649,188	$826,832	$590,601

There were no customers that accounted for 10% or more of our net sales in 2023, 2022 or 2021.

(16) Other Financial Data

Balance sheet information:

	September 30,	October 1,
(In thousands)	2023	2022
Accounts receivable, net:
Accounts receivable	$63,735	$82,043
Less allowance for credit losses	(311)	(397)
Total	$63,424	$81,646

Inventories:
Raw materials	$39,341	$108,894
Work in process	5,852	8,817
Finished goods	58,113	79,943
Total	$103,306	$197,654

Other current assets:
Prepaid insurance	$4,043	$4,563
Other	2,410	3,153
Total	$6,453	$7,716

Other assets:
Cash surrender value of life insurance policies	$10,586	$9,938
Right-of-use assets	1,939	1,565
Capitalized financing costs, net	175	41
Other	111	121
Total	$12,811	$11,665

Property, plant and equipment, net:
Land and land improvements	$15,107	$14,947
Buildings	56,653	55,044
Machinery and equipment	198,528	191,790
Construction in progress	18,019	11,745
	288,307	273,526
Less accumulated depreciation	(168,293)	(165,370)
Total	$120,014	$108,156

Accrued expenses:
Salaries, wages and related expenses	$5,082	$8,128
Customer rebates	2,132	2,760
Property taxes	1,912	1,782
Operating lease liabilities	999	997
Sales allowance reserves	745	1,013
State sales and use taxes	268	595
Income taxes	187	-
Other	484	525
Total	$11,809	$15,800

Other liabilities:
Deferred compensation	$11,374	$11,747
Deferred income taxes	7,543	7,086
Operating lease liabilities	936	572
Total	$19,853	$19,405

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

(18) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. During the years ended September 30, 2023, and October 1, 2022, the Company repurchased $2.3 million or 80,352 shares of its common stock and $1.2 million or 41,706 shares of its common stock, respectively. As of September 30, 2023, there was $21.2 million remaining available for future share repurchases under this Authorization. There were no share repurchases during 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries Inc.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 26, 2023 expressed an unqualified opinion.

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

October 26, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2023. During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2023, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries Inc.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2023, and our report dated October 26, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Charlotte, North Carolina

October 26, 2023

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Information About Our Executive Officers” in Part I of this report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Three: Ratification of the Appointment of Grant Thornton LLP” in our Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

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

See Exhibit Index on pages 48 and 49.

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

3.5	Bylaws of the Company (as last amended August 15, 2023) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 15, 2023).
4.1	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on October 25, 2019).
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

10.3

First Amendment to Third Amended and Restated Credit Agreement dated as of March 15, 2023, among Insteel Wire Products Company, as Borrower; Insteel Industries, Inc., as Parent, and Wells Fargo Bank, N.A., as Agent and Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2023).

10.4*

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

10.13*

2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99 filed with the Company’s Registration Statement on Form S-8, filed with the SEC on February 17, 2015 (File No. 333-202128)).

10.14*

Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.15*

Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.16*

2019 Declaration of Amendment to 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on February 28, 2020 (File No. 333-236744)).

10.17*

Form of Amendment of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on March 21, 2022)

EXHIBIT INDEX

Exhibit Number	Description

10.18*

Form of Amendment of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on March 21, 2022)

10.19*	Insteel Industries, Inc. Retirement Security Agreement between Insteel Industries, Inc. and James R. York, dated July 9, 2018.
10.20*	Change in Control Severance Agreement between Insteel Industries Inc. and James R. York, dated July 9, 2018.
10.21*

Letter of Employment between the Company and Elizabeth C. Southern dated April 26, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on July 20, 2023).

10.22*

Change in Control Severance Agreement between the Company and Elizabeth C. Southern dated June 5, 2023 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 20, 2023).

10.23*

Amended and Restated Retirement Security Agreement between the Company and Elizabeth C. Southern dated June 5, 2023 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on July 20, 2023).

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 30, 2023.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on the signature pages hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Insteel Industries, Inc. Clawback Policy for Executive Officers.
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed on October 26, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 30, 2023, October 1, 2022, and October 2, 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, October 1, 2022, and October 2, 2021, (iii) the Consolidated Balance Sheets as of September 30, 2023, and October 1, 2022, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2023, October 1, 2022 and October 2, 2021, (v) the Consolidated Statements of Shareholders’ Equity as of September 30, 2023, October 1, 2022, and October 2, 2021 and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended September 30, 2023, filed October 26, 2023, formatted in iXBRL (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC.
Registrant

Date: October 26, 2023	By:	/s/	Scot R. Jafroodi
Scot R Jafroodi
Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally H.O. Woltz III, Scot R. Jafroodi and Elizabeth C. Southern, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 26, 2023 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ABNEY S. BOXLEY III ABNEY S. BOXLEY III	Director

/s/ ANNE H. LLOYD ANNE H. LLOYD	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ JON M. RUTH JON M. RUTH	Director

/s/ JOSEPH A. RUTKOWSKI JOSEPH A. RUTKOWSKI	Director

/s/ G. KENNEDY THOMPSON G. KENNEDY THOMPSON	Director