Form 10-Q
period 2023-12-30
INSTEEL INDUSTRIES INC
filed 2024-01-18
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2023.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____to_____.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,448,318

Title of Class	Number of Shares Outstanding as of January 17, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2023	2022

Net sales	$121,725	$166,899
Cost of sales	115,455	149,113
Gross profit	6,270	17,786
Selling, general and administrative expense	6,367	7,126
Other income, net	(22)	(3,342)
Interest expense	29	24
Interest income	(1,659)	(440)
Earnings before income taxes	1,555	14,418
Income taxes	423	3,295
Net earnings	$1,132	$11,123

Net earnings per share:
Basic	$0.06	$0.57
Diluted	0.06	0.57

Weighted average shares outstanding:
Basic	19,497	19,525
Diluted	19,573	19,584

Cash dividends declared per share	$2.53	$2.03

Comprehensive income	$1,132	$11,123

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	December 30,	September 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$85,615	$125,670
Accounts receivable, net	43,354	63,424
Inventories	94,142	103,306
Other current assets	8,706	6,453
Total current assets	231,817	298,853
Property, plant and equipment, net	129,300	120,014
Intangibles, net	5,903	6,090
Goodwill	9,745	9,745
Other assets	13,803	12,811
Total assets	$390,568	$447,513

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$23,852	$34,346
Accrued expenses	9,585	11,809
Total current liabilities	33,437	46,155
Other liabilities	23,536	19,853
Commitments and contingencies
Shareholders' equity:
Common stock	19,448	19,454
Additional paid-in capital	84,425	83,832
Retained earnings	230,005	278,502
Accumulated other comprehensive loss	(283)	(283)
Total shareholders' equity	333,595	381,505
Total liabilities and shareholders' equity	$390,568	$447,513

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2023	2022
Cash Flows From Operating Activities:
Net earnings	$1,132	$11,123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,709	3,350
Amortization of capitalized financing costs	13	16
Stock-based compensation expense	398	130
Deferred income taxes	3,348	(1,378)
Gain on sale and disposition of property, plant and equipment	-	(3,324)
Increase in cash surrender value of life insurance policies over premiums paid	(675)	(363)
Net changes in assets and liabilities:
Accounts receivable, net	20,070	12,857
Inventories	9,164	26,469
Accounts payable and accrued expenses	(12,921)	(21,520)
Other changes	(2,404)	5,646
Total adjustments	20,702	21,883
Net cash provided by operating activities	21,834	33,006

Cash Flows From Investing Activities:
Capital expenditures	(12,268)	(8,200)
Increase in cash surrender value of life insurance policies	(122)	(81)
Proceeds from sale of property, plant and equipment	3	9,920
Proceeds from surrender of life insurance policies	5	-
Net cash (used for) provided by investing activities	(12,382)	1,639

Cash Flows From Financing Activities:
Proceeds from long-term debt	67	67
Principal payments on long-term debt	(67)	(67)
Cash dividends paid	(49,191)	(39,501)
Payment of employee tax withholdings related to net share transactions	(20)	-
Cash received from exercise of stock options	243	94
Repurchases of common stock	(539)	(916)
Net cash used for financing activities	(49,507)	(40,323)

Net decrease in cash and cash equivalents	(40,055)	(5,678)
Cash and cash equivalents at beginning of period	125,670	48,316
Cash and cash equivalents at end of period	$85,615	$42,638

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$8	$187
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,846	1,520
Restricted stock units and stock options surrendered for withholding taxes payable	20	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three months ended December 30, 2023

Balance at September 30, 2023	19,454	$19,454	$83,832	$278,502	$(283)	$381,505
Net earnings				1,132		1,132
Stock options exercised, net	13	13	297			310
Compensation expense associated with stock-based plans			398			398
Repurchases of Common Stock	(19)	(19)	(82)	(438)		(539)
Restricted stock units and stock options surrendered for withholding taxes payable			(20)			(20)
Cash dividends declared				(49,191)		(49,191)
Balance at December 30, 2023	19,448	$19,448	$84,425	$230,005	$(283)	$333,595

For the three months ended December 31, 2022

Balance at October 1, 2022	19,478	$19,478	$81,997	$289,246	$(977)	$389,744
Net earnings				11,123		11,123
Stock options exercised, net	5	5	89			94
Compensation expense associated with stock-based plans			130			130
Repurchases of Common Stock	(32)	(32)	(134)	(750)		(916)
Cash dividends declared				(39,501)		(39,501)
Balance at December 31, 2022	19,451	$19,451	$82,082	$260,118	$(977)	$360,674

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended September 30, 2023 (“2023 Form 10-K”) filed by us with the Securities and Exchange Commission. These statements include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the statements of operations and comprehensive income, cash flows and shareholders’ equity for the periods indicated. The September 30, 2023 consolidated balance sheet was derived from audited consolidated financial statements but does not include all the disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2023 Form 10-K. The results of operations for the periods indicated are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

(2) Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU No. 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU requires all annual disclosures currently required by Topic 280 to be included in interim periods and is applicable to entities with a single reportable segment. ASU No. 2023-07 will be effective for us in fiscal 2025 for annual reporting and in the first quarter of fiscal 2026 for interim reporting. Retrospective application is required for all prior periods presented in the financial statements. We are currently evaluating the impact of the ASU on our disclosures within the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 will become effective for us in fiscal 2026. We are currently evaluating the impact of the ASU on our income tax disclosures within the consolidated financial statements.

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

Our net sales by product line are as follows:

	Three Months Ended
	December 30,	December 31,
(In thousands)	2023	2022
Welded wire reinforcement	$68,802	$95,968
Prestressed concrete strand	52,923	70,931
Total	$121,725	$166,899

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of December 30, 2023, and September 30, 2023.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for credit losses to provide for the estimated receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful.

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

As of December 30, 2023, and September 30, 2023, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of December 30, 2023:
Current assets:
Cash equivalents	$83,291	$83,291	$-
Other assets:
Cash surrender value of life insurance policies	11,378	-	11,378
Total	$94,669	$83,291	$11,378

As of September 30, 2023:
Current assets:
Cash equivalents	$125,805	$125,805	$-
Other assets:
Cash surrender value of life insurance policies	10,586	-	10,586
Total	$136,391	$125,805	$10,586

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

As of December 30, 2023, and September 30, 2023, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(5) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of December 30, 2023:
Customer relationships	17.1	$9,870	$(4,941)	$4,929
Developed technology and know-how	20.0	1,800	(841)	959
Non-competition agreements	5.0	60	(45)	15
		$11,730	$(5,827)	$5,903

As of September 30, 2023:
Customer relationships	17.1	$9,870	$(4,779)	$5,091
Developed technology and know-how	20.0	1,800	(818)	982
Non-competition agreements	5.0	400	(383)	17
		$12,070	$(5,980)	$6,090

Amortization expense for intangibles was $187,000 and $194,000 for the three-month periods ended December 30, 2023, and December 31, 2022, respectively. Amortization expense for the next five years is $562,000 in 2024, $743,000 in 2025, $752,000 in 2026, $480,000 in 2027, $453,000 in 2028 and $2.9 million thereafter.

(6) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of December 30, 2023, there were 439,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $153,000 and $36,000 for the three-month periods ended December 30, 2023, and December 31, 2022 respectively. As of December 30, 2023, there was $592,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.94 years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 30, 2023	411	$30.68
Granted	-	-
Forfeited	(8)	41.86
Exercised	(34)	30.84		$171
Outstanding at December 30, 2023	369	30.42	7.04	3,073

Vested and anticipated to vest in the future at December 30, 2023	362	30.39	7.01	3,030

Exercisable at December 30, 2023	216	28.98	5.75	2,148

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $245,000 and $94,000 for the three-month periods ended December 30, 2023, and December 31, 2022, respectively.

As of December 30, 2023, there was $887,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.65 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 30, 2023	105	$35.07
Granted	-	-
Balance, December 30, 2023	105	35.07

(7) Income Taxes

Effective income tax rate. Our effective income tax rate was 27.2% for the three-month period ended December 30, 2023, compared with 22.9% for the three-month period ended December 31, 2022. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant or discrete items related specifically to interim periods. The increase in the effective rate for the three-month period ended December 30, 2023 is primarily attributed to permanent book versus tax differences for stock-based compensation which were treated as discrete in the current quarter.

Deferred income taxes. As of December 30, 2023, and September 30, 2023, we recorded a deferred tax liability (net of valuation allowance) of $10.9 million and $7.5 million, respectively, in other liabilities on our consolidated balance sheets. We have $31,000 of state net operating loss carryforwards (“NOLs”) that expire in 2031.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of December 30, 2023, and September 30, 2023, we recorded a valuation allowance of $149,000 and $3,000, respectively, pertaining to deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of December 30, 2023, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended
	December 30,	December 31,
(In thousands)	2023	2022
Interest cost	$147	$130
Service cost	63	83
Recognized net actuarial loss	-	3
Net periodic pension cost	$210	$216

(9) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 30, 2023, no borrowings were outstanding on the Credit Facility, $96.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10% plus, in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of December 30, 2023, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of December 30, 2023, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $13,000 and $16,000 for the three-month periods ended December 30, 2023, and December 31, 2022, respectively.

(10) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	December 30,	December 31,
(In thousands, except per share amounts)	2023	2022
Net earnings	$1,132	$11,123

Basic weighted average shares outstanding	19,497	19,525
Dilutive effect of stock-based compensation	76	59
Diluted weighted average shares outstanding	19,573	19,584

Net earnings per share:
Basic	$0.06	$0.57
Diluted	$0.06	$0.57

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 39,000 and 94,000 shares for the three-month periods ended December 30, 2023, and December 31, 2022, respectively.

(11) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $539,000 or 19,076 shares and $916,000 or 31,654 shares of its common stock during the three-month periods ended December 30, 2023, and December 31, 2022, respectively. As of December 30, 2023, there was $20.7 million remaining available for future share repurchases under this Authorization.

(12) Other Financial Data

Balance sheet information:

	December 30,	September 30,
(In thousands)	2023	2023
Accounts receivable, net:
Accounts receivable	$43,659	$63,735
Less allowance for credit losses	(305)	(311)
Total	$43,354	$63,424

Inventories:
Raw materials	$38,123	$39,341
Work in process	5,264	5,852
Finished goods	50,755	58,113
Total	$94,142	$103,306

Other current assets:
Prepaid insurance	$3,510	$4,043
Income tax receivable	2,748	-
Other	2,448	2,410
Total	$8,706	$6,453

Other assets:
Cash surrender value of life insurance policies	$11,378	$10,586
Right-of-use asset	2,152	1,939
Capitalized financing costs, net	163	175
Other	110	111
Total	$13,803	$12,811

Property, plant and equipment, net:
Land and land improvements	$15,151	$15,107
Buildings	56,697	56,653
Machinery and equipment	214,999	198,528
Construction in progress	13,065	18,019
	299,912	288,307
Less accumulated depreciation	(170,612)	(168,293)
Total	$129,300	$120,014

Accrued expenses:
Customer rebates	$2,906	$2,132
Salaries, wages and related expenses	2,279	5,082
Property taxes	1,367	1,912
Sales allowance reserves	1,270	745
Operating lease liability	1,055	999
State sales and use taxes	158	268
Income taxes	-	187
Other	550	484
Total	$9,585	$11,809

Other liabilities:
Deferred compensation	$11,555	$11,374
Deferred income taxes	10,891	7,543
Operating lease liability	1,090	936
Total	$23,536	$19,853

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “continue,” “outlook,” “may,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to numerous risks and uncertainties and involve certain assumptions. Actual results may differ materially from those expressed in forward-looking statements, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail and, where appropriate, updated in our filings with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (our “2023 Annual Report”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our business, future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the impact of rising interest rates on the cost of financing for our customers;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties; and

●	the “Risk Factors” discussed in our 2023 Annual Report and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 30,			December 31,
	2023	Change		2022

Net sales	$121,725	(27.1%	)	$166,899
Gross profit	6,270	(64.7%	)	17,786
Percentage of net sales	5.2%			10.7%
Selling, general and administrative expense	$6,367	(10.7%	)	$7,126
Percentage of net sales	5.2%			4.3%
Other income, net	$(22)	N/M		$(3,342)
Interest income	(1,659)	N/M		(440)
Effective income tax rate	27.2%			22.9%
Net earnings	$1,132	(89.8%	)	$11,123

"N/M" = not meaningful

First Quarter of Fiscal 2024 Compared to First Quarter of Fiscal 2023

Net Sales

Net sales for the first quarter of 2024 decreased 27.1% to $121.7 million from $166.9 million in the prior year quarter as relatively flat shipments were offset by a 27.1% decrease in average selling prices. The decrease in average selling prices was driven by competitive pricing pressures and a decline in raw material costs.

Gross Profit

Gross profit for the first quarter of 2024 decreased 64.7% to $6.3 million, or 5.2% of net sales, from $17.8 million, or 10.7% of net sales, in the prior year quarter due to lower spreads between average selling prices and raw material costs ($11.0 million) and higher manufacturing costs ($499,000). The decrease in spreads was driven by lower average selling prices ($45.8 million) partially offset by lower raw material costs ($34.6 million) and freight expense ($201,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2024 decreased 10.7% to $6.4 million, or 5.2% of net sales, from $7.1 million, or 4.3% of net sales, in the prior year quarter primarily due to lower compensation expense ($674,000) and the relative year-over-year change in the cash surrender value of life insurance policies ($312,000) partially offset by higher legal expense ($147,000). The decrease in compensation expense was primarily driven by a decrease in incentive plan expense due to a decline in financial results. The cash surrender value of life insurance policies increased $675,000 in the current year quarter compared with an increase of $363,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Other Income, net

Other income for the first quarter of 2024 decreased to $22,000 from $3.3 million in the prior year quarter. The decrease was primarily due to the prior year period including a $3.3 million net gain from the sale of property, plant and equipment.

Interest Income

Interest income increased $1.2 million from the prior year quarter due to an increase in cash and higher average interest rates.

Income Taxes

Our effective tax rate for the first quarter of 2024 increased to 27.2% from 22.9% for the prior year quarter primarily due to permanent book versus tax differences for stock-based compensation which were treated as discrete in the current period.

Net Earnings

Net earnings for the first quarter of 2024 decreased to $1.1 million ($0.06 per share) from $11.1 million ($0.57 per share) in the prior year quarter primarily due to the decrease in gross profit and other income partially offset by the increase in interest income and lower SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 30,	December 31,
	2023	2022
Net cash provided by operating activities	$21,834	$33,006
Net cash (used for) provided by investing activities	(12,382)	1,639
Net cash used for financing activities	(49,507)	(40,323)

Net working capital	198,380	243,298
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$333,595	$360,674
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$333,595	$360,674

Operating Activities

Operating activities provided $21.8 million of cash during the first quarter of 2024 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $16.3 million of cash due to a $20.1 million reduction in accounts receivable and a $9.2 million decrease in inventories partially offset by a $12.9 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable was largely driven by the decrease in shipments in the quarter combined with lower average selling prices. The decrease in inventories was primarily due to lower average unit costs. The decrease in accounts payable and accrued expenses was largely due to lower raw material purchases near the end of the period, lower raw material unit costs and decreases in accrued salaries, wages and related expenses.

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

Investing Activities

Investing activities used $12.4 million of cash during the first quarter of 2024 compared to providing $1.6 million during the prior year period primarily due the decreased receipt of proceeds from the sale of property, plant and equipment ($9.9 million) partially offset by higher capital expenditures ($4.1 million). Capital expenditures increased to $12.3 million from $8.2 million in the prior year period and are expected to total up to approximately $30.0 million for fiscal 2024. Capital expenditures for fiscal 2024 are to support costs and productivity initiatives, modernize our facilities and information systems, advance the growth of our engineered structural mesh business and recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $49.5 million of cash during the first quarter of 2024 compared to $40.3 million during the prior year period. During the first quarter of 2024, $49.2 million of cash was used for dividend payments (including a special dividend of $48.6 million, or $2.50 per share, and regular quarterly dividend totaling $583,000, or $0.03 per share) and $539,000 for the repurchase of common stock. During the first quarter of 2023, $39.5 million of cash was used for dividend payments (including a special dividend of $38.9 million, or $2.00 per share, and regular quarterly dividend totaling $584,000, or $0.03 per share) and $916,000 for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 30, 2023, no borrowings were outstanding on the Credit Facility, $96.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 9 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor rates, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first quarter of 2024, selling prices for our products declined in response to the softening demand and competitive pricing pressures which negatively impacted our financial results as we consumed higher cost inventory. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2023 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2023 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2023 Annual Report for further information regarding our critical accounting policies and estimates. As of December 30, 2023, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2023 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of fiscal 2024, we anticipate stronger market fundamentals and improving financial results. Customer sentiment remains mostly positive, and the macroeconomic outlook is improving with the apparent end of the recent rising interest rate cycle. Furthermore, the outlook for infrastructure construction remains favorable as federal spending from the Infrastructure Investment and Jobs Act is expected to increase demand as we progress through the fiscal year.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2024, a 10% increase in the price of wire rod would have resulted in a $7.9 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of December 30, 2023, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 30, 2023.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 30, 2023. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 30, 2023, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2023 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2023 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended December 30, 2023.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program

For the three months ended December 30, 2023

October 1, 2023 - November 4, 2023	14,239	$27.85	14,239	$20,828	(1)
November 5, 2023 - December 2, 2023	4,837	$29.45	4,837	$20,686	(1)
December 3, 2023 - December 30, 2023	-	-	-	$20,686	(1)
	19,076		19,076

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 11 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 30, 2023, and December 31, 2022, (ii) the Consolidated Balance Sheets as of December 30, 2023, and September 30, 2023, (iii) the Consolidated Statements of Cash Flows for the three months ended December 30, 2023, and December 31, 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended December 30, 2023, and December 31, 2022, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 30, 2023, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: January 18, 2024	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)