Form 10-Q
period 2024-03-30
INSTEEL INDUSTRIES INC
filed 2024-04-25
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 30, 2024.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 1-09929

Insteel Industries Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-0674867

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1373 Boggs Drive, Mount Airy, North Carolina	27030

(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,475,061

Title of Class	Number of Shares Outstanding as of April 24, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023

Net sales	$127,394	$159,051	$249,119	$325,950
Cost of sales	111,679	145,789	227,134	294,902
Gross profit	15,715	13,262	21,985	31,048
Selling, general and administrative expense	7,875	7,506	14,242	14,632
Other expense (income), net	9	(57)	(13)	(3,399)
Interest expense	28	23	57	47
Interest income	(1,147)	(747)	(2,806)	(1,187)
Earnings before income taxes	8,950	6,537	10,505	20,955
Income taxes	2,011	1,436	2,434	4,731
Net earnings	$6,939	$5,101	$8,071	$16,224

Net earnings per share:
Basic	$0.36	$0.26	$0.41	$0.83
Diluted	0.35	0.26	0.41	0.83

Weighted average shares outstanding:
Basic	19,508	19,503	19,503	19,514
Diluted	19,594	19,562	19,584	19,573

Cash dividends declared per share	$0.03	$0.03	$2.56	$2.06

Comprehensive income	$6,939	$5,101	$8,071	$16,224

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	March 30,	September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$83,945	$125,670
Accounts receivable, net	55,549	63,424
Inventories	92,530	103,306
Other current assets	7,675	6,453
Total current assets	239,699	298,853
Property, plant and equipment, net	127,534	120,014
Intangibles, net	5,716	6,090
Goodwill	9,745	9,745
Other assets	14,533	12,811
Total assets	$397,227	$447,513

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$25,409	$34,346
Accrued expenses	7,975	11,809
Total current liabilities	33,384	46,155
Other liabilities	23,222	19,853
Commitments and contingencies
Shareholders' equity:
Common stock	19,467	19,454
Additional paid-in capital	85,332	83,832
Retained earnings	236,105	278,502
Accumulated other comprehensive loss	(283)	(283)
Total shareholders' equity	340,621	381,505
Total liabilities and shareholders' equity	$397,227	$447,513

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 30,	April 1,
	2024	2023
Cash Flows From Operating Activities:
Net earnings	$8,071	$16,224
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,575	6,573
Amortization of capitalized financing costs	26	32
Stock-based compensation expense	1,395	1,113
Deferred income taxes	2,769	(1,479)
Loss (gain) on sale and disposition of property, plant and equipment	24	(3,324)
Increase in cash surrender value of life insurance policies over premiums paid	(1,058)	(732)
Net changes in assets and liabilities:
Accounts receivable, net	7,875	15,772
Inventories	10,776	61,162
Accounts payable and accrued expenses	(12,859)	(19,451)
Other changes	(1,383)	3,681
Total adjustments	15,140	63,347
Net cash provided by operating activities	23,211	79,571

Cash Flows From Investing Activities:
Capital expenditures	(14,225)	(15,400)
Increase in cash surrender value of life insurance policies	(369)	(327)
Proceeds from sale of property, plant and equipment	3	9,920
Proceeds from surrender of life insurance policies	5	343
Net cash used for investing activities	(14,586)	(5,464)

Cash Flows From Financing Activities:
Proceeds from long-term debt	134	142
Principal payments on long-term debt	(134)	(142)
Cash dividends paid	(49,775)	(40,085)
Payment of employee tax withholdings related to net share transactions	(161)	(187)
Cash received from exercise of stock options	428	94
Financing costs	-	(164)
Repurchases of common stock	(842)	(1,925)
Net cash used for financing activities	(50,350)	(42,267)

Net (decrease) increase in cash and cash equivalents	(41,725)	31,840
Cash and cash equivalents at beginning of period	125,670	48,316
Cash and cash equivalents at end of period	$83,945	$80,156

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$724	$4,132
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,824	2,123
Restricted stock units and stock options surrendered for withholding taxes payable	161	187

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and six months ended March 30, 2024

Balance at September 30, 2023	19,454	$19,454	$83,832	$278,502	$(283)	$381,505
Net earnings				1,132		1,132
Stock options exercised, net	13	13	297			310
Compensation expense associated with stock-based plans			398			398
Repurchases of common stock	(19)	(19)	(82)	(438)		(539)
Restricted stock units and stock options surrendered for withholding taxes payable			(20)			(20)
Cash dividends declared				(49,191)		(49,191)
Balance at December 30, 2023	19,448	19,448	84,425	230,005	(283)	333,595
Net earnings				6,939		6,939
Stock options exercised, net	4	4	114			118
Vested and released restricted stock units	24	24	(24)			-
Compensation expense associated with stock-based plans			997			997
Repurchases of common stock	(9)	(9)	(39)	(255)		(303)
Restricted stock units and stock options surrendered for withholding taxes payable			(141)			(141)
Cash dividends declared				(584)		(584)
Balance at March 30, 2024	19,467	$19,467	$85,332	$236,105	$(283)	$340,621

For the three and six months ended April 1, 2023

Balance at October 1, 2022	19,478	$19,478	$81,997	$289,246	$(977)	$389,744
Net earnings				11,123		11,123
Stock options exercised, net	5	5	89			94
Compensation expense associated with stock-based plans			130			130
Repurchases of common stock	(32)	(32)	(134)	(750)		(916)
Cash dividends declared				(39,501)		(39,501)
Balance at December 31, 2022	19,451	19,451	82,082	260,118	(977)	360,674
Net earnings				5,101		5,101
Vested and released restricted stock units	24	24	(24)			-
Compensation expense associated with stock-based plans			983			983
Repurchases of common stock	(34)	(34)	(146)	(829)		(1,009)
Restricted stock units and stock options surrendered for withholding taxes payable			(187)			(187)
Cash dividends declared				(584)		(584)
Balance at April 1, 2023	19,441	$19,441	$82,708	$263,806	$(977)	$364,978

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

Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
(In thousands)	2024	2023	2024	2023
Welded wire reinforcement	$69,750	$91,378	$138,552	$187,346
Prestressed concrete strand	57,644	67,673	110,567	138,604
Total	$127,394	$159,051	$249,119	$325,950

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of March 30, 2024, and September 30, 2023.

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

As of March 30, 2024, and September 30, 2023, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of March 30, 2024:
Current assets:
Cash equivalents	$80,232	$80,232	$-
Other assets:
Cash surrender value of life insurance policies	12,008	-	12,008
Total	$92,240	$80,232	$12,008

As of September 30, 2023:
Current assets:
Cash equivalents	$125,805	$125,805	$-
Other assets:
Cash surrender value of life insurance policies	10,586	-	10,586
Total	$136,391	$125,805	$10,586

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

As of March 30, 2024, and September 30, 2023, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(5)	Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of March 30, 2024:
Customer relationships	17.1	$9,870	$(5,103)	$4,767
Developed technology and know-how	20.0	1,800	(863)	937
Non-competition agreements	5.0	60	(48)	12
		$11,730	$(6,014)	$5,716

As of September 30, 2023:
Customer relationships	17.1	$9,870	$(4,779)	$5,091
Developed technology and know-how	20.0	1,800	(818)	982
Non-competition agreements	5.0	400	(383)	17
		$12,070	$(5,980)	$6,090

Amortization expense for intangibles was $187,000 for each of the three-month periods ended March 30, 2024, and April 1, 2023, and $374,000 and $382,000 for the six-month periods ended March 30, 2024, and April 1, 2023, respectively. Amortization expense for the next five years is $376,000 in 2024, $743,000 in 2025, $752,000 in 2026, $480,000 in 2027, $453,000 in 2028 and $2.9 million thereafter.

(6)	Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of March 30, 2024, there were 362,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $440,000 and $439,000 for the three-month periods ended March 30, 2024, and April 1, 2023, respectively, and $593,000 and $475,000 for the six-month periods ended March 30, 2024, and April 1, 2023, respectively. As of March 30, 2024, there was $745,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.09 years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 30, 2023	411	$30.68
Granted	46	34.75
Forfeited	(8)	41.86
Exercised	(38)	30.79		$194
Outstanding at March 30, 2024	411	30.91	7.13	3,183

Vested and anticipated to vest in the future at March 30, 2024	403	30.86	7.09	3,138

Exercisable at March 30, 2024	246	29.41	5.81	2,313

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $557,000 and $544,000 for the three-month periods ended March 30, 2024, and April 1, 2023, respectively, and $802,000 and $638,000 for the six-month periods ended March 30, 2024 and April 1, 2023, respectively.

As of March 30, 2024, there was $1.4 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.64 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 30, 2023	105	$35.07
Granted	30	34.75
Vested	(28)	29.87
Balance, March 30, 2024	107	34.01

(7)	Income Taxes

Effective income tax rate. Our effective income tax rate was 23.2% for the six-month period ended March 30, 2024, compared with 22.6% for the six-month period ended April 1, 2023. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant or discrete items related specifically to interim periods.

Deferred income taxes. As of March 30, 2024, and September 30, 2023, we recorded a deferred tax liability (net of valuation allowance) of $10.3 million and $7.5 million, respectively, in other liabilities on our consolidated balance sheets. We have $31,000 of state net operating loss carryforwards (“NOLs”) that expire in 2031.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of March 30, 2024, and September 30, 2023, we recorded a valuation allowance of $149,000 and $3,000, respectively, pertaining to various deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of March 30, 2024, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We file U.S. federal, state and local income tax returns in various jurisdictions. Federal and various state tax returns filed after 2018 remain subject to examination.

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

Net periodic pension cost for the SRBAs includes the following components:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
(In thousands)	2024	2023	2024	2023
Interest cost	$147	$130	$294	$260
Service cost	63	83	126	166
Recognized net actuarial loss	-	3	-	6
Net periodic pension cost	$210	$216	$420	$432

(9)	Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 30, 2024, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10% plus, in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of March 30, 2024, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of March 30, 2024, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $13,000 and $16,000 for the three-month periods ended March 30, 2024, and April 1, 2023, respectively, and $26,000 and $32,000 for the six-month periods ended March 30, 2024 and April 1, 2023, respectively.

(10)	Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net earnings	$6,939	$5,101	$8,071	$16,224

Basic weighted average shares outstanding	19,508	19,503	19,503	19,514
Dilutive effect of stock-based compensation	86	59	81	59
Diluted weighted average shares outstanding	$19,594	$19,562	$19,584	$19,573

Net earnings per share:
Basic	$0.36	$0.26	$0.41	$0.83
Diluted	$0.35	$0.26	$0.41	$0.83

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 22,000 and 70,000 shares for the three-month periods ended March 30, 2024, and April 1, 2023, respectively, and 31,000 and 82,000 shares for the six-month periods ended March 30, 2024, and April 1, 2023, respectively.

(11)	Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $303,000 or 8,859 shares and $1.0 million or 34,459 shares of its common stock during the three-month periods ended March 30, 2024, and April 1, 2023, respectively, and $842,000 or 27,935 shares and $1.9 million or 66,113 shares of its common stock during the six-month periods ended March 30, 2024, and April 1, 2023, respectively. As of March 30, 2024, there was $20.4 million remaining available for future share repurchases under this Authorization.

(12)	Other Financial Data

Balance sheet information:

	March 30,	September 30,
(In thousands)	2024	2023
Accounts receivable, net:
Accounts receivable	$55,973	$63,735
Less allowance for credit losses	(424)	(311)
Total	$55,549	$63,424

Inventories:
Raw materials	$37,307	$39,341
Work in process	6,028	5,852
Finished goods	49,195	58,113
Total	$92,530	$103,306

Other current assets:
Prepaid insurance	$3,874	$4,043
Income tax receivable	872	-
Other	2,929	2,410
Total	$7,675	$6,453

Other assets:
Cash surrender value of life insurance policies	$12,008	$10,586
Right-of-use asset	2,266	1,939
Capitalized financing costs, net	150	175
Other	109	111
Total	$14,533	$12,811

Property, plant and equipment, net:
Land and land improvements	$15,291	$15,107
Buildings	56,969	56,653
Machinery and equipment	216,033	198,528
Construction in progress	13,428	18,019
	301,721	288,307
Less accumulated depreciation	(174,187)	(168,293)
Total	$127,534	$120,014

Accrued expenses:
Salaries, wages and related expenses	$2,517	$5,082
Sales allowance reserves	2,193	745
Operating lease liability	1,072	999
Customer rebates	778	2,132
Property taxes	697	1,912
State sales and use taxes	236	268
Income taxes	-	187
Other	482	484
Total	$7,975	$11,809

Other liabilities:
Deferred compensation	$11,727	$11,374
Deferred income taxes	10,312	7,543
Operating lease liability	1,183	936
Total	$23,222	$19,853

(13)	Business Segment Information

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 30,		April 1,	March 30,			April 1,
	2024	Change	2023	2024	Change		2023

Net sales	$127,394	(19.9% )	$159,051	$249,119	(23.6%	)	$325,950
Gross profit	15,715	18.5%	13,262	21,985	(29.2%	)	31,048
Percentage of net sales	12.3%		8.3%	8.8%			9.5%
Selling, general and administrative expense	$7,875	4.9%	$7,506	$14,242	(2.7%	)	$14,632
Percentage of net sales	6.2%		4.7%	5.7%			4.5%
Other expense (income), net	$9	N/M	$(57)	$(13)	N/M		$(3,399)
Interest income	(1,147)	53.5%	(747)	(2,806)	136.4%		(1,187)
Effective income tax rate	22.5%		22.0%	23.2%			22.6%
Net earnings	$6,939	36.0%	$5,101	$8,071	(50.3%	)	$16,224

"N/M" = not meaningful

Second Quarter of Fiscal 2024 Compared to Second Quarter of Fiscal 2023

Net Sales

Net sales for the second quarter of 2024 decreased 19.9% to $127.4 million from $159.1 million in the prior year quarter, reflecting a 17.3% decrease in average selling prices and a 3.2% decline in shipments. The decrease in average selling prices was driven by competitive pricing pressures and the impact of low-priced import competition. Shipments for the current quarter were unfavorably impacted by competitive pressure, weakness in the commercial construction market and adverse weather conditions that reduced construction activity.

Gross Profit

Gross profit for the second quarter of 2024 increased 18.5% to $15.7 million, or 12.3% of net sales, from $13.3 million, or 8.3% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($2.9 million) partially offset by a decrease in shipments ($413,000) and higher manufacturing costs ($64,000). The increase in spreads was driven by lower raw material costs ($29.4 million) partially offset by lower average selling prices ($26.5 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2024 increased 4.9% to $7.9 million, or 6.2% of net sales, from $7.5 million, or 4.7% of net sales, in the prior year quarter primarily due to higher depreciation ($187,000), bad debt ($127,000) and employee benefit expense ($110,000) partially offset by a decrease in compensation expense ($279,000). The increase in depreciation expense was attributed to higher capital expenditures during the current year. The higher bad debt expense resulted from adjustments to customer credit reserves. The increase in employee benefit expense was primarily related to higher employee health insurance costs in the current year quarter. The decrease in compensation expense was primarily driven by lower incentive plan expense due to a decline in financial results.

Interest Income

Interest income increased $400,000 from the prior year quarter due to an increase in cash and higher average interest rates.

Income Taxes

Our effective tax rate for the second quarter of 2024 increased to 22.5% from 22.0% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2024 increased to $6.9 million ($0.35 per diluted share) from $5.1 million ($0.26 per share) in the prior year quarter primarily due to the increases in gross profit and interest income partially offset by higher SG&A expense.

First Half of Fiscal 2024 Compared to First Half of Fiscal 2023

Net Sales

Net sales for the first half of 2024 decreased 23.6% to $249.1 million from $325.9 million in the same year-ago period, reflecting a 22.4% decrease in average selling prices and a 1.6% decline in shipments. The decrease in average selling prices was driven by competitive pricing pressures and the impact of low-priced import competition. The decline in shipments was due to competitive pressure, weakness in the commercial construction market and adverse weather conditions.

Gross Profit

Gross profit for the first half of 2024 decreased 29.2% to $22.0 million, or 8.8% of net sales, from $31.0 million, or 9.5% of net sales, in the same year-ago period. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($7.8 million) along with higher manufacturing costs ($665,000) and a decrease in shipments ($605,000). The decrease in spreads was driven by lower average selling prices ($71.4 million) partially offset by lower raw material costs ($63.4 million) and freight expense ($208,000).

Selling, General and Administrative Expense

SG&A expense for the first half of 2024 decreased 2.7% to $14.2 million, or 5.7% of net sales, from $14.6 million, or 4.5% of net sales, in the same year-ago period primarily due to lower compensation expense ($953,000) and the relative year-over-year changes in the cash surrender value of life insurance policies ($326,000) partially offset by higher bad debt ($191,000), legal ($187,000) and depreciation expense ($181,000). The decrease in compensation expense was largely driven by lower incentive plan expense due to a decline in financial results in the current year period.  The cash surrender value of life insurance policies increased $1.1 million in the current year period compared to $732,000 in the prior year period due to the corresponding changes in the value of the underlying investments.

Other Income, net

Other income for the first half of 2024 decreased $3.4 million from the prior year period. Other income of $3.4 million for the first half of 2023 was primarily related to a net gain from the sale of property, plant and equipment ($3.3 million).

Interest Income

Interest income increased $1.6 million due to an increase in cash and higher average interest rates.

Income Taxes

Our effective tax rate for the first half of 2024 increased to 23.2% from 22.6% for the same year-ago period primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the first half of 2024 decreased to $8.1 million ($0.41 per share) from $16.2 million ($0.83 per share) in the same year-ago period primarily due to the decrease in gross profit and other income partially offset by lower SG&A expense and higher interest income.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	March 30,	April 1,
	2024	2023
Net cash provided by operating activities	$23,211	$79,571
Net cash used for investing activities	(14,586)	(5,464)
Net cash used for financing activities	(50,350)	(42,267)

Net working capital	206,315	242,790
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$340,621	$364,978
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$340,621	$364,978

Operating Activities

Operating activities provided $23.2 million of cash during the first half of 2024 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $5.8 million of cash due to a $10.8 million decrease in inventories and a $7.9 million reduction in accounts receivable partially offset by a $12.9 million decrease in accounts payable and accrued expenses. The decrease in inventories was primarily due to lower average unit costs. The decrease in accounts receivable was largely driven by the decrease in shipments and lower average selling prices. The decrease in accounts payable and accrued expenses was largely due to the timing of payments related to raw material purchases and a reduction in accrued salaries, wages and related expenses.

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

Investing Activities

Investing activities used $14.6 million of cash during the first half of 2024 compared to $5.5 million during the prior year period primarily due to the decreased receipt of proceeds from the sale of property, plant and equipment ($9.9 million) partially offset by lower capital expenditures ($1.2 million). Capital expenditures decreased to $14.2 million from $15.4 million in the prior year period and are expected to total up to approximately $30.0 million for fiscal 2024. Capital expenditures for fiscal 2024 are to support costs and productivity initiatives, modernize our facilities and information systems, advance the growth of our engineered structural mesh business and recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $50.4 million of cash during the first half of 2024 compared to $42.3 million during the prior year period. During the first half of 2024, $49.8 million of cash was used for dividend payments (including a special dividend of $48.6 million, or $2.50 per share, and regular quarterly dividends totaling $1.2 million, or $0.06 per share) and $842,000 for the repurchase of common stock. During the first half of 2023, $40.1 million of cash was used for dividend payments (including a special dividend of $38.9 million, or $2.00 per share, and regular quarterly dividends totaling $1.2 million, or $0.06 per share) and $1.9 million for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 30, 2024, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 9 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor rates, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the second fiscal quarter of 2024. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2023 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2023 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2023 Annual Report for further information regarding our critical accounting policies and estimates. As of March 30, 2024, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2023 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the second half of the fiscal year, we anticipate growing momentum across our business driven by the seasonal upturn in construction activity and stronger market fundamentals. Customer sentiment remains mostly positive, and the macroeconomic outlook is improving with the apparent end of the recent rising interest rate cycle. Furthermore, the outlook for infrastructure construction remains favorable as federal spending from the Infrastructure Investment and Jobs Act is expected to increase demand as we progress through the fiscal year.

We will continue to focus on those factors that we can reasonably control, including closely managing expenses; aligning our production schedules with demand to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect gradually increasing contributions from the substantial investments we have made in recent years and expect to continue to make in our facilities in the form of reduced operating costs, broadening our product line and additional capacity to support future growth. Also, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or to expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2024, a 10% increase in the price of wire rod would have resulted in a $15.3 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of March 30, 2024, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 30, 2024.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 30, 2024. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended March 30, 2024, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2023 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2023 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended March 30, 2024.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program

For the three months ended March 30, 2024

December 31, 2023 - February 3, 2024	3,500	$33.86	3,500	$20,567	(1)
Februrary 4, 2024 - March 2, 2024	4,685	34.33	4,685	20,407	(1)
March 3, 2024 - March 30, 2024	674	34.46	674	20,383	(1)
	8,859		8,859

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 11 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries Inc. for the quarter ended March 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 30, 2024, and April 1, 2023, (ii) the Consolidated Balance Sheets as of March 30, 2024, and September 30, 2023, (iii) the Consolidated Statements of Cash Flows for the six months ended March 30, 2024, and April 1, 2023, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended March 30, 2024, and April 1, 2023, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC.
Registrant

Date: April 25, 2024	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)