Form 10-K
period 2024-09-28
INSTEEL INDUSTRIES INC
filed 2024-10-24
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-09929

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

As of March 30, 2024 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $576,249,070 based upon the closing sale price as reported on the New York Stock Exchange. As of October 22, 2024, there were 19,452,173 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2025 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our business, future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the impact of rising interest rates on the cost of financing for our customers;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	the impact of cybersecurity breaches and data leaks; and

●	the risks and uncertainties discussed herein under “Item 1A. Risk Factors” in this Form 10-K.

PART I

Item 1. Business

General

Insteel Industries Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold mainly to manufacturers of concrete products that are used primarily in nonresidential construction. For fiscal 2024, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

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

On October 21, 2024, the Company, through its wholly-owned subsidiary, IWP, entered into an Asset Purchase Agreement pursuant to which it has acquired substantially all of the assets, other than cash and accounts receivable, of Engineered Wire Products, Inc. (“EWP”), a leading manufacturer of welded wire reinforcement products for use in nonresidential and residential construction, and certain related assets of Liberty Steel Georgetown Inc. (“LSG”), for a purchase price of approximately $70.0 million, subject to certain adjustments (the “Acquisition”). Among other assets the Company acquired EWP’s inventories and production equipment and EWP’s Upper Sandusky, Ohio and Warren, Ohio production facilities. The Company also acquired certain equipment of LSG located in Georgetown, South Carolina, but such Georgetown facility was otherwise excluded from the Acquisition.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2024, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases, we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any single customers that represented 10% or more of our net sales in fiscal years 2024, 2023 or 2022. The loss of a single customer or a few customers would not have a material adverse impact on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2024 will be shipped during the first quarter of fiscal 2025.

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

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity, and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. U.S. government trade policies and trade actions by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2024 and 2023 represented approximately 15% and 14%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

Our ability to source wire rod from overseas suppliers is limited by domestic content requirements, generally referred to as “Buy America” or “Buy American” laws, that exist at both the federal and state levels. These laws generally prescribe a domestic “melt and cast” standard for purposes of compliance. Customers purchasing PC strand and WWR for certain applications require the Company to certify compliance with such laws.

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

Competition

We are the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Our markets are highly competitive based on price, quality and service. Some of our competitors, such as Nucor Corporation, Liberty Steel USA (“Liberty”) and Oklahoma Steel and Wire, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Our primary competitors for WWR products are Wire Mesh Corporation, Concrete Reinforcements, Inc., National Wire Products, Davis Wire Corporation, Oklahoma Steel & Wire Co., Inc. and, prior to our acquisition of substantially all of its assets in October of 2024 (see Note 19 of our consolidated financial statements), EWP (a then-subsidiary of Liberty). Our primary competitors for PC strand are Sumiden Wire Products Corporation and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand and SWWR markets that are not subject to “Buy America” requirements.

In response to illegally traded import competition from offshore PC strand suppliers, we have pursued antidumping and countervailing duty trade cases. In 2003, we joined together with a coalition of domestic PC strand producers and filed petitions with the U.S. Department of Commerce (the “DOC”) alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than fair value and had injured the domestic PC strand industry. The DOC ruled in our favor and imposed anti-dumping duties ranging from 12% up to 119%, which had the effect of limiting the participation of these countries in the domestic market. In 2010, we joined together with a coalition of domestic PC strand producers and filed petitions with the DOC alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had injured the domestic PC strand industry. The DOC ruled in our favor and imposed final countervailing duty margins ranging from 9% to 46% and anti-dumping margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market. In 2020, we joined two other domestic PC strand producers and filed anti-dumping petitions against Argentina, Columbia, Egypt, Indonesia, Italy, Malaysia, Netherlands, Saudi Arabia, South Africa, Spain, Taiwan, Tunisia, Turkey, Ukraine and the United Arab Emirates. In January 2021, with respect to eight countries, and in April 2021, with respect to seven countries, the DOC ruled in our favor and imposed anti-dumping duties ranging from 4% to 194%, which had the effect of limiting the participation of these countries in the domestic market. Additionally, in 2020, we and four other domestic producers of SWWR filed anti-dumping petitions against Mexico following its violation of US trade laws. In July 2021, the DOC ruled in our favor and imposed final countervailing duty margins ranging from 23% to 110%, which had the effect of limiting the continued participation of Mexican producers in the domestic market.

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

Human Capital

We believe our employees are a key factor in the long-term success of the company. We seek to maintain a trusting and participative work environment throughout the organization, adhering to the highest standards of ethics, professionalism and excellence. Our human capital strategy is centered around four key pillars: Safe Operations, Performance-Based Compensation, Equal Opportunity and Hiring and Retention.

As of September 28, 2024, we had 929 employees, all of which are located in the United States and none of which were represented by labor unions. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

Safe Operations

The safety of our people is of paramount importance. Our employees are extensively trained in a formal process of risk assessment, risk reduction and hazard elimination and empowered with the authority to stop equipment or tasks until work can be safely accomplished. “Safe Operations with Zero Harm,” our internal safety philosophy, is a key part of our ongoing employee training and operations. Zero Harm is identifying and managing risk to avoid injuries, illness or other negative impacts experienced by employees, the community, customers, property, the environment and shareholders. We monitor our safety performance through a key range of leading and lagging measures of safety.

Leading Indicator Measures:	Lagging Indicator Measures:
● Hazard management process training ● Leadership engagement ● Employee involvement	● Rolling 12-month Incident Recordable Rate ● Lost Time Rate ● Severity Rate – Days Away, Restricted, and Transferred (DART)

Performance-Based Compensation

Our performance-based compensation system incentivizes our workforce and reinforces our culture. Insteel employees typically earn a significant part of their compensation based on productivity. Our production and skilled trades team members have the opportunity to earn pay increases through our “Pay for Skills” program and share in productivity pay through our “Team Share” incentive program. Our salaried team members also have a compensation structure that rewards individual performance in addition to company performance. The Team Share incentive program is driven by variables that are controllable at the plant level.

Equal Opportunity

Our business depends on talented individuals who bring diverse skills, experiences and backgrounds. We believe in a collaborative workplace that is based on the fundamentals of dignity, respect, equality and opportunity for all. At Insteel, we believe demonstrating respect for our people and valuing their perspectives and contributions is critical to cultivating our best and most productive working environment.

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

Our goal is to create a positive and engaging work environment that meets evolving employee needs in areas such as flexible work schedules beyond the traditional full-time work schedule, which allows us to attract a broader candidate pool. In addition, we are involved in many outreach programs in our communities to provide opportunities to diverse talent sources that may otherwise be overlooked or face barriers to equal opportunity.

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

Governmental Regulation and Environmental Matters

We are subject to federal, state and local laws and regulations in the United States that could affect our business, including regulations relating to generating emissions, water discharges, waste and workplace safety. We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements on us and which could negatively impact our operating results. See “Item 1A. Risk Factors”. We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2025.

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

Certain of our PC strand and SWWR markets are subject to foreign import competition on an ongoing basis. If we are unable to purchase raw materials and achieve manufacturing costs that are competitive with those of foreign producers, or if the margin and return requirements of foreign producers are substantially lower, our market share and profit margins could be negatively impacted. In response to illegally traded import competition from offshore PC strand and SWWR suppliers, we have pursued trade cases with the objective of addressing illegal activities in our markets. Such actions may be costly and may not be successful. Trade law enforcement is critical to our ability to maintain our competitive position against foreign PC strand and SWWR producers that engage in unlawful trade practices.

Our financial results can be negatively impacted by the volatility in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod.

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. If any key supplier that we rely on for hot-rolled carbon steel wire rod ceases or limits production, we may incur significant additional costs in order to find alternative, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources, which could result in our failure to timely deliver products to our customers. We do not use derivative commodity instruments to hedge our exposure to changes in the price of wire rod as such instruments are currently unavailable in the financial markets. Prices for wire rod have become increasingly volatile in recent years driven by the higher degree of variability in raw material costs for rod producers, changes in trade policy and the fluctuation of domestic supply. In response, wire rod producers have resorted to increasing the frequency of price adjustments, typically on a monthly basis, as well as unilaterally changing the terms of prior commitments.

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

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. For example, U.S. government trade policies and trade actions by domestic wire rod producers against other countries can significantly impact the availability and cost of imported wire rod. The imposition of tariffs, quotas or anti-dumping or countervailing duty margins by the U.S. government, including those implemented following the change in administration after the 2024 U.S. presidential election, against exporting countries can have the effect of reducing or eliminating their competitiveness and participation in the domestic market. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs. Because tight market conditions typically affect the entire industry, during past periods of short raw material supply, margins and profitability have been favorably impacted due to curtailed availability of PC strand and WWR that supported higher average selling prices. However, there is no assurance that future short supply conditions in raw material markets would result in similar outcomes.

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

Our manufacturing facilities are subject to risks that may limit our ability to manufacture and sell our products, including unexpected equipment failures, operational interruptions and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, pandemics, epidemics, adverse weather conditions and transportation interruptions. Any such equipment failures or events can subject us to plant shutdowns and periods of reduced production or unexpected downtime. Furthermore, the resolution of certain operational interruptions may require significant capital expenditures. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows would be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.

Our financial results could be adversely impacted by the escalation of our operating costs.

Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor and to provide healthcare and other benefits to our employees could increase, adversely impacting profitability. Labor market shortages continue to impact the availability and competition for qualified workers, which has increased costs associated with attracting and retaining employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Additionally, employee turnover could result in lost time due to inefficiencies and the need for additional training, which could impact our operating results. Changes to healthcare regulations may also increase the cost of providing such benefits to our employees. We cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

In addition, increasing transaction prices, as a result of general inflation or otherwise, for freight, natural gas, electricity, fuel and consumables would adversely affect our manufacturing and distribution costs. For most of our business, we incur the transportation costs associated with the delivery of products to our customers. Although we have previously implemented numerous measures to offset the impact of increases in these costs, there can be no assurance that such actions will be effective. If we are unable to pass these additional costs through by raising our selling prices, our financial results could be adversely impacted.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Rising inflation has increased, and may continue to increase, the costs of labor, energy, operating supplies and raw materials. If we are unable to pass these increases in costs to our customers it could adversely affect our business, financial condition and results of operations by increasing our overall cost structure. Additionally, our ability to recover the cost increases through price increases may lag our cost increases, which could negatively impact our margins.

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of raw materials, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Additionally, we have facilities located in areas that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities and inventory as well as business interruption caused by such events. Furthermore, production and shipment levels for our business correlate with construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes, and other unusual or unexpected weather-related conditions, all of which may be impacted by weather patterns. Periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products and delay shipments of our products to customers, which can significantly affect our business, financial condition and results of operations.

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

Our shipments are typically lower in the first and second fiscal quarters due to the unfavorable impact of winter weather on construction activity during these periods and customer plant shutdowns associated with holidays. As a result, our cash flows have fluctuated and may continue to fluctuate from quarter to quarter due to these seasonal factors, which could have a negative impact on our financial condition and results of operations.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2024, our common stock traded as high as $39.38 and as low as $26.87. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results. Many of the factors listed above are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our business, financial condition or results of operations.

We are increasingly dependent on information technology systems that are susceptible to certain risks, including cybersecurity breaches and data leaks, which could adversely impact our business.

Our increasing reliance on technology systems and infrastructure, some of which are managed by third parties, heightens our potential vulnerability to system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems pose risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, not limited to cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. There is also the risk of theft of confidential information, intentional vandalism, industrial espionage and a variety of cyber-attacks that could compromise our internal technology system and infrastructure or result in data leaks in-house or at our third-party providers and business partners.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, tabletop exercises and technical defenses. The cost and operational consequences of implementing, maintaining, and enhancing further data or system safeguards could increase significantly to keep pace with increasingly frequent, complex, and sophisticated global cyber threats. While we believe that we have taken reasonable steps to protect the Company from cybersecurity risks and security breaches, there can be no assurance that such events will not occur or that our security protocols and procedures will be adequate to prevent significant damage, system failure or data loss. The same is true for our partners, suppliers, vendors and other third parties on whom we rely. Failures of technology or related systems, cybersecurity incidents, or improper release of confidential information, could adversely impact our business or subject us to unexpected liabilities, expenditures and recovery time. Additionally, an unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement. Regardless of the merits and ultimate outcome of these matters, we may be required to devote time and expense to their resolution.

In addition, the increase in the number and the scope of data privacy breaches has increased regulatory and industry focus on cybersecurity requirements and heightened data privacy industry practices. New regulation, evolving industry standards, and the interpretation of both, may cause us to incur additional expense in complying with any new data privacy requirements. We could also become the subject of regulatory action or litigation from our customers, employees, suppliers, service providers, and shareholders, which could damage our reputation, require significant expenditures of capital and other resources, and cause us to lose business. As a result, the failure to maintain the integrity of and protect customer or supplier data or our confidential internal data could have a material adverse effect on our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As a component of and integrated into our overall risk management strategy and system, we maintain a cybersecurity risk management program designed to assess, identify, manage and protect our information systems and data from unauthorized access, use, disclosure, disruption, modification or destruction. Our program is based on applicable industry frameworks and standards, including those provided by the National Institute of Standards and Technology, and is comprised of core functions to identify, protect, detect, respond to and recover from cybersecurity threats and events. We constantly monitor cybersecurity threats and test the performance and effectiveness of our cybersecurity program, with the assistance of third-party experts, on an annual and ongoing basis. We recognize the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and the Company has processes in place to oversee and manage these risks. We conduct thorough security assessments of these third-party engagements and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This monitoring includes both annual and ongoing assessments.

As described in “Item 1A. Risk Factors” in this Form 10-K, we are subject to risks from cybersecurity threats that could have a material adverse impact on our business and financial results. As of the date of this report, no risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business, results of operations, financial condition and cash flows.

Governance

Our Information Services Department manages our cybersecurity risk management program which is overseen by the Vice President of Information Services. The Vice President of Information Services has a master’s degree in business administration with a focus on technology and has decades of professional experience in cybersecurity threat assessments and detection, applicable technologies, incident response and employee training. Our Information Services Department includes a team of experienced professionals who have developed an Incident Response Policy that is regularly reviewed and updated. The Incident Response Policy establishes the required steps to assess, respond to and limit the impact of an incident, details tactical and strategic team membership and points of contact related to the response process and provides for escalating notifications to senior executives, including the Chairman of the Board and Chief Executive Officer depending on the severity of the threat.

The Board of Directors, having ultimate oversight of the company’s cybersecurity risk, receives annual and periodic updates on the cybersecurity program, including those related to material risks and incidents, from the Vice President of Information Services and participates in discussions regarding cybersecurity risks. Cybersecurity information provided to the Board comprises a broad range of topics including, but not limited to, emerging cybersecurity threats, ongoing cybersecurity initiatives, incident reports and compliance with regulatory requirements, industry standards and relevant benchmarking. In addition to Board oversight, we provide mandatory quarterly employee training on how to identify, assess and manage risks from cybersecurity threats.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. As of September 28, 2024, we operated ten manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; and St. Joseph, Missouri.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
H. O. Woltz III	68	President, Chief Executive Officer and Chairman of the Board
Scot R. Jafroodi	55	Vice President, Chief Financial Officer and Treasurer
Elizabeth C. Southern	43	Vice President Administration, Secretary and Chief Legal Officer
Richard T. Wagner	65	Senior Vice President and Chief Operating Officer
James R. York	66	Senior Vice President, Sourcing and Logistics

H. O. Woltz III, 68, has served as Chief Executive Officer since 1991, as President since 1989 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a Director since 1986 and also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002. Mr. Woltz has served as Chairman of the Board since 2009.

Scot R. Jafroodi, 55, has served as Vice President, Chief Financial Officer and Treasurer since January 2023. Prior to 2023, he served as Vice President, Corporate Controller and Chief Accounting Officer from October 2020. He previously held the role of Corporate Controller and Chief Accounting Officer from February 2007 to October 2020 and Corporate Controller from July 2005 to February 2007. Before joining us, he was a Senior Manager at BDO Seidman, LLP from June 2003 through June 2005 and, prior to that, had been employed for ten years at Deloitte & Touche USA, LLP, most recently as a Senior Manager.

Elizabeth C. Southern, 43, has served as Vice President Administration, Secretary and Chief Legal Officer since June 2023. From 2011 to 2023, she served in various senior management roles with Hanesbrands Inc., a publicly-held apparel company, including Deputy General Counsel and Assistant Secretary and Vice President, Human Resources. Prior to that, Ms. Southern was an associate attorney at Womble Bond Dickinson (US) LLP.

Richard T. Wagner, 65, has served as Senior Vice President, Chief Operating Officer since October 2020 and as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. He joined us in 1992 serving in various other management roles. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

James R. York, 66, has served as Senior Vice President, Sourcing and Logistics since October 2020, and as Vice President, Sourcing and Logistics since joining us in 2018. Prior to Insteel, he served in various senior management roles with Leggett & Platt, a publicly-held manufacturer of diversified engineered products, from 2002 to 2018, including Group President-Rod and Wire Products, Unit President-Wire Products and Unit President-Specialty Products. Mr. York served in a range of leadership positions at Bekaert Corporation, a U.S. subsidiary of N.V. Bekaert A.S. of Belgium, from 1983 to 2002.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “IIIN” and has traded on the NYSE since March 17, 2021. As of October 22, 2024, there were 427 shareholders of record.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors. On November 14, 2023, our Board of Directors approved a special cash dividend of $2.50 per share that was paid on December 22, 2023 to shareholders of record as of December 8, 2023.

Issuer Purchases of Equity Securities

There were no repurchases of common stock during the quarter ended September 28, 2024. Additional information regarding our share repurchase authorization is discussed in Note 18 to our consolidated financial statements and incorporated herein by reference.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P 500 Building Products Index for the five years ended September 28, 2024. The graph and table assume that $100 was invested on September 28, 2019 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P 500 Building Products Index are based on our fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
$0
9/28/19
10/3/20
10/2/21
10/1/22
9/30/23
9/28/24
Insteel Industries Inc.
Russell 2000
S&P 500 Building Products

		Fiscal Year Ended
	September 28, 2019	October 3, 2020	October 2, 2021	October 1, 2022	September 30, 2023	September 28, 2024
Insteel Industries Inc.	$100.00	$92.15	$202.72	$145.23	$191.01	$195.65
Russell 2000	100.00	100.39	148.25	113.42	123.55	156.61
S&P 500 Building Products	100.00	115.82	167.78	126.64	169.28	268.56

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations is for the year ended September 28, 2024 compared with the year ended September 30, 2023. Discussions of our financial condition and results of operations for the year ended September 30, 2023 compared to October 1, 2022 that have been omitted under this item can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on October 26, 2023.

The table below presents a summary of our results of operations for fiscal 2024 and fiscal 2023.

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	September 28,		September 30,
	2024	Change	2023
Net sales	$529,198	(18.5%)	$649,188
Gross profit	49,632	(24.1%)	65,398
Percentage of net sales	9.4%		10.1%
Selling, general and administrative expense	$29,591	(3.6%)	$30,685
Percentage of net sales	5.6%		4.7%
Other expense (income), net	$37	N/M	$(3,423)
Interest income	$(5,433)	46.6%	$(3,706)
Effective income tax rate	23.7%		22.4%
Net earnings	$19,305	(40.4%)	$32,415

"N/M" = not meaningful

2024 Compared with 2023

Net Sales

Net sales decreased 18.5% to $529.2 million in 2024 from $649.2 million in 2023 driven entirely by a decrease in average selling prices as shipments remained relatively flat. The decrease in average selling prices was driven by persistent competitive pricing pressures in our welded wire reinforcing markets, the impact of low-priced PC strand and a decline in raw material costs. Shipments for the current year were adversely impacted by weaker market conditions, increasing volumes of PC strand imports and adverse weather conditions.

Gross Profit

Gross profit decreased 24.1% to $49.6 million, or 9.4% of net sales, in 2024 from $65.4 million, or 10.1% of net sales, in 2023. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($16.6 million) partially offset by lower manufacturing costs ($782,000). The decrease in spreads was driven by lower average selling prices ($119.7 million) partially offset by lower raw material costs ($102.8 million) and a decrease in freight expense ($291,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) decreased 3.6% to $29.6 million, or 5.6% of net sales, in 2024 from $30.7 million, or 4.7% of net sales, in 2023 primarily due to lower compensation expense ($1.4 million) and the relative year-over-year changes in the cash surrender value of life insurance policies ($1.0 million) partially offset by higher depreciation ($569,000) and bad debt ($350,000) expense. The decrease in compensation expense was largely driven by lower incentive plan expense due to a decline in financial results in the current year. The cash surrender value of life insurance policies increased $1.5 million in the current year compared with $531,000 in the prior year due to the corresponding changes in the value of the underlying investments. The increase in depreciation expense was attributed to higher capital expenditures during the current year. The higher bad debt expense resulted from adjustments to customer credit reserves.

Other Expense (Income), net

Other expense was $37,000 for 2024 compared with other income of $3.4 million in 2023. Other income in the prior year was primarily related to a net gain from the sale of property, plant and equipment ($3.3 million).

Interest Income

Interest income increased $1.7 million due to higher average cash balances and interest rates.

Income Taxes

Our effective income tax rate for 2024 increased to 23.7% from 22.4% in 2023, primarily due to an adjustment to state income tax expense and an increase in the valuation allowance for a deferred tax asset that is not expected to be utilized.

Net Earnings

Net earnings decreased to $19.3 million ($0.99 per share) in 2024 from $32.4 million ($1.66 per share) in 2023, primarily due to the decrease in gross profit and other income partially offset by lower SG&A expense and increased interest income.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash and cash equivalents, cash generated by operating activities and borrowing availability provided under our $100.0 million revolving credit facility (the “Credit Facility”). Our principal capital requirements include funding working capital, capital expenditures, dividends and any share repurchases. As of September 28, 2024, our cash and cash equivalents totaled $111.5 million compared with $125.7 million as of September 30, 2023.

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

Selected Liquidity and Capital Resources Data

(Dollars in thousands)

	Year Ended
	September 28,	September 30,
	2024	2023
Net cash provided by operating activities	$58,207	$142,200
Net cash used for investing activities	(19,637)	(20,896)
Net cash used for financing activities	(52,702)	(43,950)

Cash and cash equivalents	111,538	125,670
Net working capital	220,260	252,698
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$350,855	$381,505
Percentage of total capital	100%	100%
Total capital (total debt + shareholders' equity)	$350,855	$381,505

Operating Activities

Operating activities provided $58.2 million of cash in 2024 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital provided $18.9 million of cash due to a $14.5 million decrease in inventories and a $5.1 million reduction in accounts receivable partially offset by a $639,000 decrease in accounts payable and accrued expenses. The decrease in inventories was primarily due to lower average unit costs. The decrease in accounts receivable was largely driven by lower average selling prices.

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

Investing Activities

Investing activities used $19.6 million of cash in 2024 primarily due to capital expenditures ($19.1 million) and an increase in the cash surrender value of life insurance policies ($517,000). Investing activities used $20.9 million of cash in 2023 primarily due to capital expenditures ($30.7 million) partially offset by the receipt of proceeds from the sale of property, plant and equipment ($9.9 million). Capital expenditures for both years focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements. Capital expenditures are expected to total up to approximately $22.0 million in 2025, including expenditures to support costs and productivity initiatives, as well as recurring maintenance requirements. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $52.7 million of cash in 2024 and $44.0 million of cash in 2023. In 2024, $50.9 million of cash was used for dividend payments (including a special cash dividend of $48.6 million, or $2.50 per share, and regular cash dividends totaling $2.3 million) and $1.8 million for the repurchase of common stock. In 2023, $41.3 million of cash was used for dividend payments (including a special cash dividend of $38.9 million, or $2.00 per share, and regular cash dividends totaling $2.4 million) and $2.3 million for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a Credit Facility that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 28, 2024, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 8 to the consolidated financial statements). As of September 30, 2023, there were no borrowings outstanding on the Credit Facility.

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

Contractual Obligations

In addition to our discussion and analysis surrounding our liquidity and capital resources, our contractual obligations and commitments as of September 28, 2024, include:

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

●

Debt Obligations and Interest Payments - See Note 8, “Long-Term Debt,” within our consolidated financial statements for further detail of our debt and the timing of expected future principal and interest payments. As of September 28, 2024, there were no borrowings outstanding.

●	Capital Expenditures – As of September 28, 2024, we had contractual commitments for capital expenditures of $2.1 million.

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

After initially rising in the first half of 2024, wire rod prices declined during the latter part of the year due to reductions in the cost of steel scrap for wire rod producers and weakening demand. Selling prices for our products declined during 2024 in response to weak demand, competitive pricing pressures and the impact of low-priced PC strand imports, which negatively impacted our financial results. During 2023, we experienced a decline in wire rod prices primarily due to reductions in the cost of scrap for wire producers and a concurrent weakening in demand. Selling prices for our products fell in response to the softening demand and competitive pricing pressure. Consequently, our financial results were adversely affected as we consumed higher cost inventory that was purchased in prior periods. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products is uncertain at this time.

Outlook

Looking ahead to fiscal 2025, we expect our financial results will be favorably impacted by the improving business conditions in our construction end markets. Although recent key indicators and industry forecasts for nonresidential construction spending have been somewhat mixed, customer sentiment is generally positive, and easing inflation concerns and the downward trajectory of interest rates will likely stimulate demand going forward. Furthermore, the outlook for public nonresidential construction is favorable, as federal spending associated with the Infrastructure Investment and Jobs Act is expected to drive new project activity in fiscal 2025 and beyond. We also expect our financial results for the coming year to benefit from our recent acquisition of EWP through the anticipated operational synergies upon completion of integration activities.

Regardless of the market dynamics, we continue to focus on those factors we control, including closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our operating costs; pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities; and furthering our human capital strategy. We also expect increasing contributions from the substantial investments we have made in our facilities in recent years and expect to continue to make in the form of reduced operating costs and additional capacity to support future growth. Finally, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in strength of home markets, foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2024 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $32.7 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of September 28, 2024, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 28, 2024. During 2024, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	September 28,	September 30,	October 1,
	2024	2023	2022
Net sales	$529,198	$649,188	$826,832
Cost of sales	479,566	583,790	629,522
Gross profit	49,632	65,398	197,310
Selling, general and administrative expense	29,591	30,685	36,048
Restructuring recoveries, net	-	-	(318)
Acquisition costs	61	-	-
Other expense (income), net	37	(3,423)	88
Interest expense	89	87	91
Interest income	(5,433)	(3,706)	(326)
Earnings before income taxes	25,287	41,755	161,727
Income taxes	5,982	9,340	36,716
Net earnings	$19,305	$32,415	$125,011

Net earnings per share:
Basic	$0.99	$1.66	$6.41
Diluted	0.99	1.66	6.37

Cash dividends declared	2.62	2.12	2.12

Weighted average shares outstanding:
Basic	19,502	19,504	19,517
Diluted	19,575	19,566	19,629

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	September 28,	September 30,	October 1,
	2024	2023	2022

Net earnings	$19,305	$32,415	$125,011

Adjustment to defined benefit plan liability, net of income taxes of $103, ($219) and ($463), respectively	(325)	694	1,465
Other comprehensive (loss) income	(325)	694	1,465

Comprehensive income	$18,980	$33,109	$126,476

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 28,	September 30,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$111,538	$125,670
Accounts receivable, net	58,308	63,424
Inventories	88,840	103,306
Other current assets	8,608	6,453
Total current assets	267,294	298,853
Property, plant and equipment, net	125,540	120,014
Intangibles, net	5,341	6,090
Goodwill	9,745	9,745
Other assets	14,632	12,811
Total assets	$422,552	$447,513

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$37,487	$34,346
Accrued expenses	9,547	11,809
Total current liabilities	47,034	46,155
Other liabilities	24,663	19,853
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None Issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2024, 19,452; 2023, 19,454	19,452	19,454
Additional paid-in capital	86,671	83,832
Retained earnings	245,340	278,502
Accumulated other comprehensive loss	(608)	(283)
Total shareholders’ equity	350,855	381,505
Total liabilities and shareholders’ equity	$422,552	$447,513

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at October 2, 2021	19,408	$19,408	$78,688	$206,384	$(2,442)	$302,038
Net earnings				125,011		125,011
Other comprehensive income(1)					1,465	1,465
Stock options exercised	72	72	1,578			1,650
Vested and released restricted stock units	40	40	(40)			-
Compensation expense associated with stock-based plans			2,429			2,429
Repurchases of common stock	(42)	(42)	(175)	(987)		(1,204)
Restricted stock units and stock options surrendered for withholding taxes payable			(483)			(483)
Cash dividends declared				(41,162)		(41,162)
Balance at October 1, 2022	19,478	19,478	81,997	289,246	(977)	389,744
Net earnings				32,415		32,415
Other comprehensive income(1)					694	694
Stock options exercised	16	16	223			239
Vested and released restricted stock units	40	40	(40)			-
Compensation expense associated with stock-based plans			2,425			2,425
Repurchases of common stock	(80)	(80)	(341)	(1,907)		(2,328)
Restricted stock units and stock options surrendered for withholding taxes payable			(432)			(432)
Cash dividends declared				(41,252)		(41,252)
Balance at September 30, 2023	19,454	19,454	83,832	278,502	(283)	381,505
Net earnings				19,305		19,305
Other comprehensive loss(1)					(325)	(325)
Stock options exercised	17	17	411			428
Vested and released restricted stock units	39	39	(39)			-
Compensation expense associated with stock-based plans			3,072			3,072
Repurchases of common stock	(58)	(58)	(253)	(1,525)		(1,836)
Restricted stock units and stock options surrendered for withholding taxes payable			(352)			(352)
Cash dividends declared				(50,942)		(50,942)
Balance at September 28, 2024	19,452	$19,452	$86,671	$245,340	$(608)	$350,855

(1) Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2022 ($463), 2023 ($219) and 2024 $103.

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 28,	September 30,	October 1,
	2024	2023	2022
Cash Flows From Operating Activities:
Net earnings	$19,305	$32,415	$125,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,413	13,304	14,486
Amortization of capitalized financing costs	50	57	65
Stock-based compensation expense	3,072	2,425	2,429
Deferred income taxes	4,195	238	327
Loss (gain) on sale and disposition of property, plant and equipment and assets held for sale	99	(3,271)	(480)
Increase in cash surrender value of life insurance policies over premiums paid	(1,532)	(531)	-
Gain from life insurance proceeds	-	-	(364)
Net changes in assets and liabilities:
Accounts receivable, net	5,116	18,222	(13,729)
Inventories	14,466	94,348	(118,605)
Accounts payable and accrued expenses	(639)	(16,949)	(1,964)
Other changes	(1,338)	1,942	(1,506)
Total adjustments	38,902	109,785	(119,341)
Net cash provided by operating activities	58,207	142,200	5,670

Cash Flows From Investing Activities:
Capital expenditures	(19,149)	(30,702)	(15,900)
(Increase) decrease in cash surrender value of life insurance policies	(517)	(476)	1,361
Proceeds from sale of assets held for sale	-	-	6,934
Proceeds from sale of property, plant, and equipment	4	9,924	-
Proceeds from surrender of life insurance policies	25	358	110
Proceeds from life insurance claims	-	-	1,456
Net cash used for investing activities	(19,637)	(20,896)	(6,039)

Cash Flows From Financing Activities:
Proceeds from long-term debt	298	323	266
Principal payments on long-term debt	(298)	(323)	(266)
Cash dividends paid	(50,942)	(41,252)	(41,162)
Cash received from exercise of stock options	428	239	1,650
Financing costs	-	(177)	-
Payment of employee tax withholdings related to net share transactions	(352)	(432)	(483)
Repurchases of common stock	(1,836)	(2,328)	(1,204)
Net cash used for financing activities	(52,702)	(43,950)	(41,199)

Net (decrease) increase in cash and cash equivalents	(14,132)	77,354	(41,568)
Cash and cash equivalents at beginning of period	125,670	48,316	89,884
Cash and cash equivalents at end of period	$111,538	$125,670	$48,316

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$3,332	$7,834	$41,483
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	2,449	1,301	946
Restricted stock units and stock options surrendered for withholding taxes payable	352	432	483

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 28, 2024, SEPTEMBER 30, 2023 and OCTOBER 1, 2022

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

We have evaluated all subsequent events that occurred after the balance sheet date through the time of filing this Annual Report on Form 10-K and concluded there were no events or transactions during this period that required additional recognition or disclosure in our consolidated financial statements other than the acquisition of the assets of Engineered Wire Products, Inc. (“EWP”) described in Note 19.

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2024, 2023 and 2022 were 52-week periods. All references to years relate to fiscal years rather than calendar years.

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

Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. We estimate for forfeitures over the service period. We determine the fair value of stock options issued by using a Monte Carlo valuation model at the grant date, which considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

Employee benefit plan. We account for our supplemental retirement benefit agreements (each, a “SRBA”) in accordance with ASC Topic 715, “Compensation - Retirement Benefits”. Under the provisions of ASC Topic 715, we recognize net periodic pension cost and value liabilities based on certain actuarial assumptions, principally the assumed discount rate.

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SRBAs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. We currently expect net periodic pension cost for 2025 to be $878,000 for the SRBAs. Cash contributions to the SRBAs during 2025 are estimated to be $944,000.

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

The projected benefit obligations and net periodic pension cost for the SRBAs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates. A 0.25% decrease in the assumed discount rate for our SRBAs would have increased our projected and accumulated benefit obligations as of September 28, 2024 by approximately $297,000 and $242,000, respectively, and decreased our expected net periodic pension cost for 2025 by approximately $4,000.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 10 - 20 years. Depreciation expense was approximately $14.7 million in 2024, $12.5 million in 2023 and $13.7 million in 2022 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense. No interest costs were capitalized in 2024, 2023 and 2022.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2024, 2023 and 2022. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how and non-competition agreements and are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2024, 2023 or 2022.

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

(3) Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU No. 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU requires all annual disclosures currently required by Topic 280 to be included in interim periods and is applicable to entities with a single reportable segment. ASU No. 2023-07 will be effective for us in fiscal 2025 for annual reporting and in the first quarter of fiscal 2026 for interim reporting. Retrospective application is required for all prior periods presented in the financial statements. The adoption of this update will not have a material impact on our consolidated financial statements.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of September 28, 2024 and September 30, 2023.

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

In connection with the STM acquisition, we elected to consolidate our PC strand operations through the closure of the Summerville facility and the redeployment of its equipment to our other three PC strand production facilities located in Gallatin, Tennessee; Houston, Texas; and Sanderson, Florida. Operations at the Summerville facility ceased during the third quarter of 2020, and the facility was sold in 2022. The consolidation of our PC strand operations was completed in 2022. Following is a summary of the restructuring activity during 2022:

	Facility	Gain
	Closure	on Sale of
(In thousands)	Costs	Equipment	Total
2022
Liability as of October 2, 2021	$10	$-	$10
Restructuring charges (recoveries), net	304	(622)	(318)
Cash payments	(314)	-	(314)
Non-cash charges	-	622	622
Liability as of October 1, 2022	$-	$-	$-

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

As of September 28, 2024 and September 30, 2023, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of September 28, 2024:
Current assets:
Cash equivalents	$111,146	$111,146	$-
Other assets:
Cash surrender value of life insurance policies	12,610	-	12,610
Total	$123,756	$111,146	$12,610

As of September 30, 2023:
Current assets:
Cash equivalents	$125,805	$125,805	$-
Other assets:
Cash surrender value of life insurance policies	10,586	-	10,586
Total	$136,391	$125,805	$10,586

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

As of September 28, 2024 and September 30, 2023, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of September 28, 2024:
Customer relationships	17.1	$9,870	$(5,427)	$4,443
Developed technology and know-how	20.0	1,800	(908)	892
Non-competition agreements	5.0	60	(54)	6
		$11,730	$(6,389)	$5,341

As of September 30, 2023:
Customer relationships	17.1	$9,870	$(4,779)	$5,091
Developed technology and know-how	20.0	1,800	(818)	982
Non-competition agreements	5.0	400	(383)	17
		$12,070	$(5,980)	$6,090

Amortization expense for intangibles was $749,000 in 2024, $757,000 in 2023 and $821,000 in 2022. Amortization expense for the next five years is $743,000 in 2025, $752,000 in 2026, $480,000 in 2027, $453,000 in 2028 and $453,000 in 2029.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 28, 2024, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million. As of September 30, 2023, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10%, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of September 28, 2024, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of September 28, 2024, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $50,000 in 2024, and $57,000 in 2023 and $65,000 in 2022. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2025	$50
2026	51
2027	50
2028	23
2029	-

(9) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of September 28, 2024, there were 285,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $1.4 million in 2024, $1.0 million in 2023 and $1.1 million in 2022. As of September 28, 2024, there was $692,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.24 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2024, 2023 and 2022 were $13.01, $13.27 and $14.67 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 28,	September 30,	October 1,
	2024	2023	2022
Expected term (in years)	4.20	4.35	4.61
Risk-free interest rate	4.12%	4.27%	3.03%
Expected volatility	44.83%	49.61%	49.63%
Expected dividend yield	0.36%	0.40%	0.34%

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

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 2, 2021	428	$27.72
Granted	82	35.32
Exercised	(85)	24.23		$1,615
Forfeited	(60)	29.29
Outstanding at October 1, 2022	365	30.00
Granted	97	30.63
Exercised	(32)	21.29		350
Forfeited	(19)	33.22
Outstanding at September 30, 2023	411	30.68
Granted	101	33.22
Exercised	(38)	30.79		194
Forfeited	(8)	41.86
Outstanding at September 28, 2024	466	31.03	7.02	1,088

Vested and anticipated to vest in the future at September 28, 2024	453	30.99	6.95	1,087

Exercisable at September 28, 2024	283	30.00	5.67	1,070

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

	Year Ended
	September 28,	September 30,	October 1,
(In thousands)	2024	2023	2022
Restricted stock unit grants:
Units	52	57	43
Market value	$1,769	$1,738	$1,563
Compensation expense	1,730	1,392	1,365

As of September 28, 2024, there was $1.1 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.75 years.

The following table summarizes RSU activity:

		Weighted	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
(Unit amounts in thousands)	Outstanding	Fair Value	(in thousands)
Balance, October 2, 2021	129	$24.73
Granted	43	35.93
Forfeited	(3)	22.09
Vested	(49)	22.17	$1,773
Balance, October 1, 2022	120	29.88
Granted	57	30.53
Forfeited	(10)	30.36
Vested	(62)	25.71	1,911
Balance, September 30, 2023	105	35.07
Granted	52	33.56
Vested	(38)	33.02	1,322
Balance, September 28, 2024	119	32.96

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	September 28,	September 30,	October 1,
(Dollars in thousands)	2024	2023	2022
Provision for income taxes:
Current:
Federal	$1,425	$8,320	$33,377
State	362	782	3,012
	1,787	9,102	36,389
Deferred:
Federal	3,843	335	627
State	352	(97)	(300)
	4,195	238	327

Income taxes	$5,982	$9,340	$36,716

Effective income tax rate	23.7%	22.4%	22.7%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	September 28, 2024		September 30, 2023		October 1, 2022
Provision for income taxes at federal statutory rate	$5,310	21.0%	$8,768	21.0%	$33,963	21.0%
State income taxes, net of federal tax benefit	518	2.0	548	1.3	2,108	1.3
Stock-based compensation	68	0.3	(55)	(0.1)	(255)	(0.2)
Valuation allowance	146	0.6	(29)	(0.1)	(41)	(0.0)
Nondeductible expenses and other, net	(60)	(0.2)	108	0.3	941	0.6
Provision for income taxes	$5,982	23.7%	$9,340	22.4%	$36,716	22.7%

The components of deferred tax assets and liabilities are as follows:

	September 28,	September 30,
(In thousands)	2024	2023
Deferred tax assets:
Defined benefit plans	$2,765	$2,551
Accrued expenses and asset reserves	1,406	2,392
Stock-based compensation	1,423	1,288
R & E Capitalization	226	125
Operating lease liabilities	378	434
State net operating loss carryforwards and tax credits	3	158
Valuation allowance	(149)	(3)
Deferred tax assets	6,052	6,945

Deferred tax liabilities:
Plant and equipment	(15,090)	(12,143)
Prepaid insurance	(1,240)	(1,123)
Right-of-use assets	(381)	(435)
Goodwill	(976)	(787)
Deferred tax liabilities	(17,687)	(14,488)
Net deferred tax liability	$(11,635)	$(7,543)

As of September 28, 2024 and September 30, 2023, we recorded net deferred tax liabilities (net of valuation allowances) of $11.6 million and $7.5 million, respectively, in other liabilities on our consolidated balance sheet. We have $316,000 of state NOLs that begin to expire in 2031, but principally expire between 2031 and 2039.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of September 28, 2024, we recorded a valuation allowance of $149,000 pertaining to various deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances. The $146,000 increase in the valuation allowance during 2024 is primarily due to a state deferred tax asset that is not expected to be utilized.

As of September 28, 2024, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2024, 2023 and 2022.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2019 remain subject to examination.

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

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SRBAs in our consolidated balance sheets is as follows:

	Year Ended
	September 28,	September 30,	October 1,
(In thousands)	2024	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$11,532	$11,779	$12,888
Service cost	252	333	399
Interest cost	590	518	347
Actuarial loss (gain)	428	(900)	(1,650)
Distributions	(280)	(198)	(205)
Benefit obligation at end of year	$12,522	$11,532	$11,779

Change in plan assets:
Actual employer contributions	$280	$198	$205
Actual distributions	(280)	(198)	(205)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(12,522)	$(11,532)	$(11,779)
Net amount recognized	$(12,522)	$(11,532)	$(11,779)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$801	$373	$1,285
Net amount recognized	$801	$373	$1,285

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$428	$(900)	$(1,650)
Amortization of net loss	-	(13)	(278)
Total recognized in other comprehensive income	$428	$(913)	$(1,928)

In 2024, 2023 and 2022, the actuarial loss (gain) includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligation such as the discount rate, estimated future compensation levels and changes in plan participants.

The accumulated benefit obligation was $11.4 million and $10.6 million as of September 28, 2024 and September 30, 2023, respectively.

Net periodic pension cost for the SRBAs consists of the following components included in SG&A expense:

	Year Ended
	September 28,	September 30,	October 1,
(In thousands)	2024	2023	2022
Service cost	$252	$333	$399
Interest cost	590	518	347
Amortization of net loss	-	13	278
Net periodic pension cost	$842	$864	$1,024

The assumptions used in the valuation of the SRBAs are as follows:

	Measurement Date
	September 28,	September 30,	October 1,
	2024	2023	2022
Assumptions at year-end:
Discount rate	5.00%	5.25%	4.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SRBAs are as follows:

Fiscal year(s)	In thousands
2025	$944
2026	869
2027	869
2028	869
2029	967
2030-2034	4,795

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $1.7 million in each of the periods ended September 28, 2024, September 30, 2023 and October 1, 2022.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $6.5 million in 2024, $6.5 million in 2023 and $5.4 million in 2022. We are primarily self-insured for our employee’s healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $200,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(12) Commitments and Contingencies

Purchase commitments. As of September 28, 2024, we had $43.4 million in non-cancelable purchase commitments for raw material extending as long as approximately 120 days and $2.1 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in our consolidated financial statements.

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

(13) Leases

We use operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $1.3 million in 2024, $1.3 million in 2023 and $1.4 million in 2022.

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

Supplemental cash flow and non-cash information related to leases is as follows:

(In thousands)	September 28, 2024	September 30, 2023
Cash paid for operating leases included in operating cash flows	$1,348	$1,261
Right-of-use assets obtained in exchange for new lease obligations	946	1,547

Supplemental balance sheet information related to leases is as follows:

(In thousands)	September 28, 2024	September 30, 2023
Right-of-use assets:
Other assets	$1,703	$1,939

Lease liabilities:
Accrued expenses	$877	$999
Other liabilities	811	936
Total operating lease liabilities	$1,688	$1,935

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	September 28, 2024	September 30, 2023
Weighted average lease term (in years)	2.0	2.2
Weighted average discount rate	8.4%	7.1%

Aggregate future operating lease payments as of September 28, 2024, are as follows:

(In thousands)
2025	$980
2026	698
2027	151
2028	-
2029	-
Total future operating lease payments	1,829
Less: imputed interest	(141)
Present value of operating lease liabilities	$1,688

(14) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	September 28,	September 30,	October 1,
(In thousands, except per share amounts)	2024	2023	2022
Net earnings	$19,305	$32,415	$125,011

Basic weighted average shares outstanding	19,502	19,504	19,517
Dilutive effect of stock-based compensation	73	62	112
Diluted weighted average shares outstanding	19,575	19,566	19,629

Net earnings per share:
Basic	$0.99	$1.66	$6.41
Diluted	0.99	1.66	6.37

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 37,000 shares in 2024, 69,000 shares in 2023 and 49,000 shares in 2022.

(15) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in ASC Topic 280, “Segment Reporting”, we have one reportable segment.

Our net sales by geographic region are as follows:

	Year Ended
	September 28,	September 30,	October 1,
(In thousands)	2024	2023	2022
Net sales:
United States	$526,696	$643,156	$820,641
Foreign	2,502	6,032	6,191
Total	$529,198	$649,188	$826,832

Our sales by product line are as follows:

	Year Ended
	September 28,	September 30,	October 1,
(In thousands)	2024	2023	2022
Net sales:
Welded wire reinforcement	$305,769	$375,771	$495,401
Prestressed concrete strand	223,429	273,417	331,431
Total	$529,198	$649,188	$826,832

There were no customers that accounted for 10% or more of our net sales in 2024, 2023 or 2022.

(16) Other Financial Data

Balance sheet information:

	September 28,	September 30,
(In thousands)	2024	2023
Accounts receivable, net:
Accounts receivable	$58,689	$63,735
Less allowance for credit losses	(381)	(311)
Total	$58,308	$63,424

Inventories:
Raw materials	$36,782	$39,341
Work in process	6,139	5,852
Finished goods	45,919	58,113
Total	$88,840	$103,306

Other current assets:
Prepaid insurance	$4,503	$4,043
Income taxes receivable	1,357	-
Other	2,748	2,410
Total	$8,608	$6,453

Other assets:
Cash surrender value of life insurance policies	$12,610	$10,586
Right-of-use assets	1,703	1,939
Capitalized financing costs, net	125	175
Other	194	111
Total	$14,632	$12,811

Property, plant and equipment, net:
Land and land improvements	$15,333	$15,107
Buildings	60,014	56,653
Machinery and equipment	227,232	198,528
Construction in progress	4,279	18,019
	306,858	288,307
Less accumulated depreciation	(181,318)	(168,293)
Total	$125,540	$120,014

Accrued expenses:
Salaries, wages and related expenses	$3,448	$5,082
Property taxes	1,987	1,912
Customer rebates	1,895	2,132
Operating lease liabilities	877	999
Sales allowance reserves	521	745
Deferred compensation	433	299
State sales and use taxes	227	268
Income taxes	-	187
Other	159	185
Total	$9,547	$11,809

Other liabilities:
Deferred compensation	$12,217	$11,374
Deferred income taxes	11,635	7,543
Operating lease liabilities	811	936
Total	$24,663	$19,853

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

(18) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. Share repurchases of the Company’s common stock under the Authorization were $1.8 million or 58,099 shares in 2024, $2.3 million or 80,352 shares in 2023 and $1.2 million or 41,706 shares in 2022. As of September 28, 2024, there was $19.4 million remaining available for future share repurchases under this Authorization.

(19) Subsequent Events

On October 21, 2024, the Company, through its wholly-owned subsidiary, IWP, entered into an Asset Purchase Agreement pursuant to which it has acquired substantially all of the assets, other than cash and accounts receivable, of EWP, a leading manufacturer of welded wire reinforcement products for use in nonresidential and residential construction, and certain related assets of Liberty Steel Georgetown Inc. (“LSG”), for a purchase price of approximately $70.0 million, subject to certain adjustments (the “Acquisition”). Under the terms of the Acquisition, Insteel acquired, among other assets, EWP’s inventories and production equipment and EWP’s Upper Sandusky, Ohio and Warren, Ohio production facilities. Insteel also acquired certain equipment of LSG located in Georgetown, South Carolina, but such Georgetown facility was otherwise excluded from the Acquisition.  The Acquisition purchase price is subject to an adjustment based on EWP’s closing inventory balance. The Acquisition was funded with cash on hand. The Acquisition will be accounted for in accordance with ASC Topic 805, “Business Combinations”, with the assets acquired recorded at their fair values as of the acquisition date. Based on the timing of the Acquisition and lack of available information, we determined it to be impracticable to disclose a preliminary purchase price allocation at this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 24, 2024 expressed an unqualified opinion.

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

October 24, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2024. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 28, 2024. During the quarter ended September 28, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 28, 2024, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 28, 2024, and our report dated October 24, 2024 expressed an unqualified opinion on those financial statements.

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

October 24, 2024

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 28, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Information About Our Executive Officers” in Part I of this Annual Report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Three: Ratification of the Appointment of Grant Thornton LLP as our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.4*	Amended and Restated Change in Control Severance Agreement between Insteel Industries Inc. and H.O. Woltz III dated November 14, 2006.
10.5*	Amended and Restated Severance Agreement between Insteel Industries Inc. and H.O. Woltz III dated November 14, 2006.
10.6*	Form of Change in Control Severance Agreement between Insteel Industries Inc. and certain of its executive officers and schedule of all such agreements with current executive officers.
10.7*	Form of Retirement Security Agreement between Insteel Industries Inc. and certain of its executive officers and schedule of all such agreements with current executive officers.
10.8*

Summary of amendments to the Insteel Industries, Inc. Director Compensation Plan (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed on November 18, 2008).

10.9*

Insteel Industries, Inc. Return on Capital Incentive Compensation Plan (as amended and restated effective August 12, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.10*

2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99 filed with the Company’s Registration Statement on Form S-8, filed with the SEC on February 17, 2015 (File No. 333-202128)).

10.11*

Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed on October 25, 2019).

10.12*

2019 Declaration of Amendment to 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on February 28, 2020 (File No. 333-236744)).

10.13*

Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on March 21, 2022)

10.14*

Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on March 21, 2022)

10.15*	Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc.
19.1	Insteel Industries Inc. Insider Trading Policy
21.1	List of Subsidiaries of Insteel Industries, Inc. at September 28, 2024.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on the signature pages hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit Number	Description

97.1	Insteel Industries, Inc. Clawback Policy for Executive Officers (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed on October 26, 2023).
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, filed on October 24, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 28, 2024, September 30, 2023, and October 1, 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 28, 2024, September 30, 2023, and October 1, 2022, (iii) the Consolidated Balance Sheets as of September 28, 2024, and September 30, 2023, (iv) the Consolidated Statements of Cash Flows for the years ended September 28, 2024, September 30, 2023 and October 1, 2022, (v) the Consolidated Statements of Shareholders’ Equity as of September 28, 2024, September 30, 2023, and October 1, 2022 and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended September 28, 2024, filed October 24, 2024, formatted in iXBRL (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: October 24, 2024	By:	/s/ Scot R. Jafroodi
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 24, 2024 below by the following persons on behalf of the registrant and in the capacities indicated:

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