Form 10-Q
period 2024-12-28
INSTEEL INDUSTRIES INC
filed 2025-01-16
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 28, 2024.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 1-09929

Insteel Industries Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-0674867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1373 Boggs Drive, Mount Airy, North Carolina	27030
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,430,632
Title of Class	Number of Shares Outstanding as of January 15, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 28,	December 30,
	2024	2023

Net sales	$129,720	$121,725
Cost of sales	120,191	115,455
Gross profit	9,529	6,270
Selling, general and administrative expense	7,887	6,367
Restructuring charges, net	696	-
Acquisition costs	271	-
Other income, net	(14)	(22)
Interest expense	13	29
Interest income	(786)	(1,659)
Earnings before income taxes	1,462	1,555
Income taxes	381	423
Net earnings	$1,081	$1,132

Net earnings per share:
Basic	$0.06	$0.06
Diluted	0.06	0.06

Weighted average shares outstanding:
Basic	19,497	19,497
Diluted	19,550	19,573

Cash dividends declared per share	$1.03	$2.53

Comprehensive income	$1,081	$1,132

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	December 28,	September 28,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$35,951	$111,538
Accounts receivable, net	49,442	58,308
Inventories	98,670	88,840
Other current assets	8,422	8,608
Total current assets	192,485	267,294
Property, plant and equipment, net	136,379	125,540
Intangibles, net	17,998	5,341
Goodwill	35,641	9,745
Other assets	22,196	14,632
Total assets	$404,699	$422,552

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$36,724	$37,487
Accrued expenses	10,360	9,547
Total current liabilities	47,084	47,034
Other liabilities	25,965	24,663
Commitments and contingencies
Shareholders' equity:
Common stock	19,431	19,452
Additional paid-in capital	86,919	86,671
Retained earnings	225,908	245,340
Accumulated other comprehensive loss	(608)	(608)
Total shareholders' equity	331,650	350,855
Total liabilities and shareholders' equity	$404,699	$422,552

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 28,	December 30,
	2024	2023
Cash Flows From Operating Activities:
Net earnings	$1,081	$1,132
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,429	3,709
Amortization of capitalized financing costs	13	13
Stock-based compensation expense	345	398
Deferred income taxes	777	3,348
Asset impairment charges	273	-
Loss on sale and disposition of property, plant and equipment	3	-
Increase in cash surrender value of life insurance policies over premiums paid	-	(675)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	8,866	20,070
Inventories	2,640	9,164
Accounts payable and accrued expenses	754	(12,921)
Other changes	(198)	(2,404)
Total adjustments	17,902	20,702
Net cash provided by operating activities	18,983	21,834

Cash Flows From Investing Activities:
Acquisition of businesses	(71,456)	-
Capital expenditures	(2,667)	(12,268)
Decrease (Increase) in cash surrender value of life insurance policies	184	(122)
Proceeds from sale of property, plant and equipment	-	3
Proceeds from surrender of life insurance policies	-	5
Net cash used for investing activities	(73,939)	(12,382)

Cash Flows From Financing Activities:
Proceeds from long-term debt	69	67
Principal payments on long-term debt	(69)	(67)
Cash dividends paid	(20,014)	(49,191)
Payment of employee tax withholdings related to net share transactions	-	(20)
Cash received from exercise of stock options	-	243
Repurchases of common stock	(617)	(539)
Net cash used for financing activities	(20,631)	(49,507)

Net decrease in cash and cash equivalents	(75,587)	(40,055)
Cash and cash equivalents at beginning of period	111,538	125,670
Cash and cash equivalents at end of period	$35,951	$85,615

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$40	$8
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,352	1,846
Restricted stock units and stock options surrendered for withholding taxes payable	-	20
Accrued liability related to holdback for business acquired	657	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three months ended December 28, 2024

Balance at September 28, 2024	19,452	$19,452	$86,671	$245,340	$(608)	$350,855
Net earnings				1,081		1,081
Compensation expense associated with stock-based plans			345			345
Repurchases of common stock	(21)	(21)	(97)	(499)		(617)
Cash dividends declared				(20,014)		(20,014)
Balance at December 28, 2024	19,431	$19,431	$86,919	$225,908	$(608)	$331,650

For the three months ended December 30, 2023

Balance at September 30, 2023	19,454	$19,454	$83,832	$278,502	$(283)	$381,505
Net earnings				1,132		1,132
Stock options exercised, net	13	13	297			310
Compensation expense associated with stock-based plans			398			398
Repurchases of common stock	(19)	(19)	(82)	(438)		(539)
Restricted stock units and stock options surrendered for withholding taxes payable			(20)			(20)
Cash dividends declared				(49,191)		(49,191)
Balance at December 30, 2023	19,448	$19,448	$84,425	$230,005	$(283)	$333,595

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended September 28, 2024 (“2024 Form 10-K”) filed by us with the Securities and Exchange Commission. These statements include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the statements of operations and comprehensive income, cash flows and shareholders’ equity for the periods indicated. The September 28, 2024 consolidated balance sheet was derived from audited consolidated financial statements but does not include all the disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2024 Form 10-K. The results of operations for the periods indicated are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

On October 21, 2024, we, through our wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), purchased substantially all of the assets, other than cash and accounts receivable, of Engineered Wire Products, Inc. (“EWP”) and certain related assets of Liberty Steel Georgetown, Inc. (“LSG”). See Note 3 to the consolidated financial statements for additional information.

On November 26, 2024, we, through our wholly-owned subsidiary IWP, purchased certain assets of O’Brien Wire Products of Texas, Inc. (“OWP”). See Note 3 to the consolidated financial statements for additional information.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will become effective for us in fiscal 2028 and in the first quarter of fiscal 2029 for interim reporting. Retrospective application is permitted. We are currently evaluating the impact of the ASU on our disclosures within the consolidated financial statements.

(3) Business Combination

Acquisitions have been accounted for as business purchases pursuant to FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).

Engineered Wire Products, Inc.

On October 21, 2024, we purchased substantially all of the assets, other than cash and accounts receivable, of EWP and certain related assets of LSG (the “EWP Acquisition”) for an adjusted purchase price of $67.0 million, which included a $1.5 million holdback payable by us one year from the acquisition date. Subsequent to the acquisition date, certain of the adjustments to the purchase price totaling $0.8 million were applied to the holdback amount, reducing the holdback to $0.7 million.

EWP was a leading manufacturer of welded wire reinforcement (“WWR”) products for use in nonresidential and residential construction. Under the terms of the EWP Acquisition, Insteel acquired EWP’s inventories, production equipment and production facilities located in Upper Sandusky, Ohio and Warren, Ohio. Insteel also acquired certain equipment from LSG located in Georgetown, South Carolina, but the Georgetown facility was excluded from the acquisition. EWP retained its accounts receivable and accounts payable. The EWP Acquisition was funded with cash on hand. The EWP Acquisition will expand our geographic footprint and is expected to strengthen our competitive position within the Midwest market.

Following is a summary of our preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Inventories	$12,066
Other current assets	171
Property, plant and equipment	17,958
Intangible assets:
Customer relationships	10,800
Non-competition agreement	900
Trade name	350
Patent	200
Right-of-use assets	459
Total assets acquired	$42,904

Liabilities assumed:
Accrued expenses	$89
Current operating lease liabilities	128
Non-current operating lease liabilities	331
Total liabilities assumed	548
Net assets acquired	42,356
Adjusted purchase price	67,030
Goodwill	$24,674

In connection with the EWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships, 4.0 years for a non-competition agreement, 1.0 year for a trade name and 7.0 years for a patent. As we are in the process of finalizing internal and third-party valuations, the provisional estimates of inventories, other current assets, intangible assets, fixed assets, goodwill and certain accrued liabilities are subject to adjustment. We expect to finalize these amounts as soon as practical and no later than one year from the acquisition date. Goodwill associated with the EWP Acquisition, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the EWP Acquisition, net sales of the former EWP facilities were approximately $7.6 million for the three-month period ended December 28, 2024. The actual net sales specifically attributable to the EWP Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former EWP facilities and our existing WWR facilities. As a result, we have determined that the presentation of EWP’s earnings for the three months ended December 28, 2024 is impracticable due to the integration of EWP’s operations following the EWP Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the EWP Acquisition occurred at the beginning of fiscal 2024. The pro forma information reflects certain adjustments related to the EWP Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired and adjustments to interest income. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the EWP Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the EWP Acquisition occurred at the beginning of fiscal 2024, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three-month periods ending December 28, 2024 and December 30, 2023 are as follows:

	December 28,	December 30,
(In thousands)	2024	2023
Net sales	$134,926	$141,752
Earnings (loss) before income taxes	1,542	(1,249)
Net earnings (loss)	1,140	(909)

Restructuring charges. In connection with the EWP acquisition, we elected to consolidate our WWR operations through the closure of the Warren facility and through the redeployment of equipment to our other WWR production facilities. Production at the Warren facility ceased in November 2024 and its orders were distributed to our remaining WWR facilities. We plan to sell the acquired Warren facility, including certain machinery and equipment, totaling $6.1 million within one year. These items have been classified as assets held for sale within other assets on our consolidated balance sheet. Following is a summary of the restructuring activity during the three-month period ended December 28, 2024:

	Employee	Facility	Asset
	Separation Costs	Closure Costs	Impairments	Total
(In thousands)
Restructuring charges, net	$192	$212	$270	$674
Cash payments	(138)	(137)	-	(275)
Non-cash charges	-	-	(270)	(270)
Liability as of December 28, 2024	$54	$75	$-	$129

As of December 28, 2024, we recorded a liability of $129,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $1.2 million of additional restructuring charges for equipment relocation, employee separation and facility closure costs through fiscal 2025.

Acquisition costs. Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred. During the three-month period ended December 28, 2024, we recorded $226,000 of acquisition-related costs associated with the EWP Acquisition for accounting, legal and other professional fees.

O’Brien Wire Products of Texas, Inc.

On November 26, 2024, we purchased certain assets of OWP for a purchase price of $5.1 million (the “OWP Acquisition”). OWP was a manufacturer of WWR products for use in nonresidential and residential construction. Under the terms of the OWP Acquisition, Insteel acquired certain of OWP’s inventories and all of the production equipment. The OWP Acquisition was funded with cash on hand. The OWP Acquisition serves to strengthen our competitive position within the Texas market.

Following is a summary of our preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Inventories	$404
Property, plant and equipment	2,675
Intangible assets:
Customer relationships	785
Non-competition agreement	30
Total assets acquired	$3,894

Liabilities assumed:
Total liabilities assumed	$-
Net assets acquired	3,894
Purchase price	5,116
Goodwill	$1,222

In connection with the OWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships and 5.0 years for a non-competition agreement. As we are in the process of finalizing internal and third-party valuations, the provisional estimates of inventories, intangible assets, fixed assets and goodwill are subject to adjustment. We expect to finalize these amounts as soon as practical and no later than one year from the acquisition date. Goodwill, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the OWP acquisition, the net sales resulting from this acquisition were managed through our existing WWR facilities and cannot be quantified separately because of our ongoing integration efforts. Additionally, we are unable to prepare pro forma financial information due to the unavailability of certain historical financial data. Disclosing this information is considered impractical, and it would not significantly differ from the results presented in our consolidated financial statements for the three-month periods ending December 28, 2024, and December 30, 2023.

Restructuring charges. In connection with the OWP Acquisition, we elected to consolidate our WWR operations through the redeployment of OWPs equipment and inventory to our other facilities. We plan to sell certain acquired machinery and equipment totaling $1.0 million within one year. These items are classified as assets held for sale within other assets on our consolidated balance sheet. Following is a summary of the restructuring activity during the three-month period ended December 28, 2024:

	Facility	Asset
	Closure Costs	Impairments	Total
(In thousands)
Restructuring charges, net	$19	$3	$22
Cash payments	(8)	-	(8)
Non-cash charges	-	(3)	(3)
Liability as of December 28, 2024	$11	$-	$11

As of December 28, 2024, we recorded a liability of $11,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $0.6 million of additional restructuring charges for equipment relocation and facility closure costs through fiscal 2025.

Acquisition costs. During the three-month period ended December 28, 2024, we recorded $45,000 of acquisition-related costs associated with the OWP Acquisition for accounting, legal and other professional fees.

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

Our net sales by product line are as follows:

	Three Months Ended
	December 28,	December 30,
(In thousands)	2024	2023
Welded wire reinforcement	$82,454	$68,802
Prestressed concrete strand	47,266	52,923
Total	$129,720	$121,725

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of December 28, 2024, and September 28, 2024.

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

As of December 28, 2024, and September 28, 2024, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of December 28, 2024:
Current assets:
Cash equivalents	$35,818	$35,818	$-
Other assets:
Cash surrender value of life insurance policies	12,426	-	12,426
Total	$48,244	$35,818	$12,426

As of September 28, 2024:
Current assets:
Cash equivalents	$111,146	$111,146	$-
Other assets:
Cash surrender value of life insurance policies	12,610	-	12,610
Total	$123,756	$111,146	$12,610

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

As of December 28, 2024, and September 28, 2024, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets that were acquired from EWP, OWP and assets classified as held for sale during the three-month period ended December 28, 2024 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted-Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of December 28, 2024:
Customer relationships	18.7	$21,455	$(5,695)	$15,760
Developed technology and know-how	20.0	1,800	(930)	870
Non-competition agreements	4.1	990	(101)	889
Trade Name	1.0	350	(66)	284
Patents	7.0	200	(5)	195
		$24,795	$(6,797)	$17,998

As of September 28, 2024:
Customer relationships	17.1	$9,870	$(5,427)	$4,443
Developed technology and know-how	20.0	1,800	(908)	892
Non-competition agreements	5.0	60	(54)	6
		$11,730	$(6,389)	$5,341

Amortization expense for intangibles was $408,000 and $187,000 for the three-month periods ended December 28, 2024, and December 30, 2023, respectively. Amortization expense for the next five years is $1.4 million in 2025, $1.6 million in 2026, $1.3 million in 2027, $1.3 million in 2028, $1.1 million in 2029 and $11.3 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2020, our shareholders approved an amendment to the 2015 Equity Incentive Plan of Insteel Industries Inc. (the “2015 Plan”), which authorizes up to an additional 750,000 shares of our common stock for future grants under the plan and expires on February 17, 2025. As of December 28, 2024, there were 285,000 shares of our common stock available for future grants under the 2015 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $127,000 and $153,000 for the three-month periods ended December 28, 2024, and December 30, 2023 respectively. As of December 28, 2024, there was $583,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.00 years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 28, 2024	466	$31.03
Exercised	-	-
Outstanding at December 28, 2024	466	31.03	6.77	$683

Vested and anticipated to vest in the future at December 28, 2024	456	31.00	6.71	683

Exercisable at December 28, 2024	283	30.00	5.42	683

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $218,000 and $245,000 for the three-month periods ended December 28, 2024, and December 30, 2023, respectively.

As of December 28, 2024, there was $924,000 of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.66 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 28, 2024	119	$32.96
Vested	-	-
Balance, December 28, 2024	119	32.96

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 26.1% for the three-month period ended December 28, 2024, compared with 27.2% for the three-month period ended December 30, 2023. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant or discrete items related specifically to interim periods. The decrease in the effective rate for the three-month period ended December 28, 2024, is primarily attributed to the calculation of state deferred tax balances, which were treated as discrete in the current period.

Deferred income taxes. As of December 28, 2024, and September 28, 2024, we recorded a deferred tax liability (net of valuation allowance) of $12.4 million and $11.6 million, respectively, in other liabilities on our consolidated balance sheets. We have $2.2 million of state net operating loss carryforwards (“NOLs”) that expire between 2031 and 2040.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of December 28, 2024, and September 28, 2024, we recorded a valuation allowance of $149,000 pertaining to deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of December 28, 2024, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs consists of the following components included in selling, general and administrative expense:

	Three Months Ended
	December 28,	December 30,
(In thousands)	2024	2023
Interest cost	$151	$147
Service cost	69	63
Net periodic pension cost	$220	$210

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 28, 2024, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10% plus, in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of December 28, 2024, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of December 28, 2024, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $13,000 for each of the three-month periods ended December 28, 2024, and December 30, 2023.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	December 28,	December 30,
(In thousands, except per share amounts)	2024	2023
Net earnings	$1,081	$1,132

Basic weighted average shares outstanding	19,497	19,497
Dilutive effect of stock-based compensation	53	76
Diluted weighted average shares outstanding	19,550	19,573

Net earnings per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 82,000 and 39,000 shares for the three-month periods ended December 28, 2024, and December 30, 2023, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $617,000 or 21,541 shares and $539,000 or 19,076 shares of its common stock during the three-month periods ended December 28, 2024, and December 30, 2023, respectively. As of December 28, 2024, there was $18.8 million remaining available for future share repurchases under this Authorization.

(13) Other Financial Data

Balance sheet information:

	December 28,	September 28,
(In thousands)	2024	2024
Accounts receivable, net:
Accounts receivable	$49,782	$58,689
Less allowance for credit losses	(340)	(381)
Total	$49,442	$58,308

Inventories:
Raw materials	$36,720	$36,782
Work in process	6,757	6,139
Finished goods	55,193	45,919
Total	$98,670	$88,840

Other current assets:
Prepaid insurance	$3,518	$4,503
Income taxes receivable	1,794	1,357
Other	3,110	2,748
Total	$8,422	$8,608

Other assets:
Cash surrender value of life insurance policies	$12,426	$12,610
Assets held for sale	7,101	-
Right-of-use asset	2,332	1,703
Capitalized financing costs, net	112	125
Other	225	194
Total	$22,196	$14,632

Property, plant and equipment, net:
Land and land improvements	$17,253	$15,333
Buildings	64,344	60,014
Machinery and equipment	235,268	227,232
Construction in progress	4,551	4,279
	321,416	306,858
Less accumulated depreciation	(185,037)	(181,318)
Total	$136,379	$125,540

Accrued expenses:
Salaries, wages and related expenses	$3,008	$3,448
Customer rebates	2,589	1,895
Property taxes	1,404	1,987
Operating lease liability	1,116	877
Sales allowance reserves	810	521
Holdback for business acquired	657	-
Deferred compensation	413	433
State sales and use taxes	102	227
Other	261	159
Total	$10,360	$9,547

Other liabilities:
Deferred income taxes	$12,412	$11,635
Deferred compensation	12,356	12,217
Operating lease liability	1,197	811
Total	$25,965	$24,663

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

(15) Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could,” “outlook,” “continues,” “remains” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to numerous risks and uncertainties and involve certain assumptions. Actual results may differ materially from those expressed in forward-looking statements, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail and, where appropriate, updated in our filings with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 (our “2024 Annual Report”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our business, future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the impact of rising interest rates on the cost of financing for our customers;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	the impact of cybersecurity breaches and data leaks; and

●	the risks and uncertainties discussed under “Risk Factors” in our 2024 Annual Report and in other filings made by us with the SEC.

Overview

Insteel Industries Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products that are used in nonresidential construction. We market our products through sales representatives who are our employees. We sell our products nationwide across the U.S. and, to a much lesser extent, into Canada, Mexico and Central and South America, shipping them primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer in our industry; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our footprint.

On October 21, 2024, we, through our wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), purchased substantially all of the assets, other than cash and accounts receivable, of Engineered Wire Products, Inc. (“EWP”) and certain related assets of Liberty Steel Georgetown, Inc. (“LSG”) for an adjusted purchase price of $67.0 million (the “EWP Acquisition”). EWP was a leading manufacturer of WWR products for use in nonresidential and residential construction. We acquired EWP’s inventories, production equipment, production facilities located in Upper Sandusky, Ohio and Warren, Ohio and certain equipment from LSG located in Georgetown, South Carolina. Subsequent to the acquisition, we elected to consolidate our WWR operations with the closure of the Warren facility.

On November 26, 2024, we, through our wholly-owned subsidiary IWP, purchased certain assets of O’Brien Wire Products of Texas, Inc. (“OWP”) for a purchase price of $5.1 million (the “OWP Acquisition”). OWP was a manufacturer of WWR products for use in nonresidential and residential construction. We acquired certain of OWP’s inventories and all of the production equipment. Subsequent to the acquisition, we elected to consolidate our WWR operations with the relocation of acquired equipment from OWP to our existing WWR facilities.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 28,		December 30,
	2024	Change	2023

Net sales	$129,720	6.6%	$121,725
Gross profit	9,529	52.0%	6,270
Percentage of net sales	7.3%		5.2%
Selling, general and administrative expense	$7,887	23.9%	$6,367
Percentage of net sales	6.1%		5.2%
Restructuring charges, net	$696	N/M	$-
Acquisition costs	271	N/M	-
Interest income	(786)	(52.6%)	(1,659)
Effective income tax rate	26.1%		27.2%
Net earnings	$1,081	(4.5%)	$1,132

First Quarter of Fiscal 2025 Compared to First Quarter of Fiscal 2024

Net Sales

Net sales for the first quarter of 2025 increased 6.6% to $129.7 million from $121.7 million in the prior year quarter, reflecting an 11.4% increase in shipments partially offset by a 4.3% decrease in average selling prices. The increase in shipments was primarily due to improved demand in our infrastructure and commercial construction end markets and the incremental volume generated from our two first quarter acquisitions. The decrease in average selling prices was driven by the competitive market conditions we have experienced over the course of last year and the impact of low-priced PC strand.

Gross Profit

Gross profit for the first quarter of 2025 increased 52.0% to $9.5 million, or 7.3% of net sales, from $6.3 million, or 5.2% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($3.9 million) and an increase in shipments ($874,000) partially offset by higher manufacturing costs ($1.6 million). The increase in spreads was driven by lower raw material costs ($10.4 million) partially offset by lower average selling prices ($6.5 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2025 increased 23.9% to $7.9 million, or 6.1% of net sales, from $6.4 million, or 5.2% of net sales, in the prior year quarter primarily due to relative year-over-year change in the cash surrender value of life insurance policies ($950,000) along with higher amortization expense associated with intangible assets ($221,000), benefits ($142,000) and compensation ($134,000) expense. The cash surrender value of life insurance policies decreased $275,000 in the current year quarter compared with an increase of $675,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments. The increase in amortization expense was primarily attributed to the intangible assets that were acquired in connection with the EWP Acquisition and the OWP Acquisition.

Restructuring Charges, Net

Restructuring charges of $696,000 were incurred in the first quarter of 2025 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Restructuring charges included $273,000 for asset impairment charges, $231,000 for facility closure costs and $192,000 for employee separation costs.

Acquisition Costs

Acquisition costs of $271,000 were incurred in the first quarter of 2025 for legal, accounting and other professional fees related to the EWP Acquisition and the OWP Acquisition.

Interest Income

Interest income decreased $873,000 from the prior year quarter due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the first quarter of 2025 decreased to 26.1% from 27.2% for the prior year quarter primarily due to the calculation of state deferred tax balances, which were treated as discrete in the current period.

Net Earnings

Net earnings remained mostly flat at $1.1 million ($0.06 per share) in the current and prior year quarters as increases in gross profit were offset by increased SG&A expense, restructuring charges, acquisition costs and decreased interest income.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 28,	December 30,
	2024	2023
Net cash provided by operating activities	$18,983	$21,834
Net cash used for investing activities	(73,939)	(12,382)
Net cash used for financing activities	(20,631)	(49,507)

Net working capital	145,401	198,380
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$331,650	$333,595
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$331,650	$333,595

Operating Activities

Operating activities provided $19.0 million of cash during the first quarter of 2025 primarily from net earnings adjusted for non-cash items together with a net decrease in working capital. Working capital, net of adjustments for assets and liabilities acquired, provided $12.3 million of cash due to an $8.9 million reduction in accounts receivable, a $2.6 million decrease in inventories and a $754,000 increase in accounts payable and accrued expenses. The decrease in accounts receivable was largely driven by the decrease in shipments due to the seasonal slowdown in sales partially offset by higher average selling prices. The reduction in inventories, net of inventory acquired from our acquisitions, was primarily due to reduced raw material purchases during the quarter and lower average unit costs. The increase in accounts payable and accrued expenses was mostly due to higher raw material purchases near the end of the period which were partially offset by lower accruals for property taxes and salaries, wages, and related expenses.

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

Investing Activities

Investing activities used $73.9 million of cash during the first quarter of 2025 compared to using $12.4 million during the prior year period primarily due to the EWP Acquisition ($66.4 million) and the OWP Acquisition ($5.1 million) partially offset by lower capital expenditures ($9.6 million). Capital expenditures decreased to $2.7 million from $12.3 million in the prior year period and are expected to total up to approximately $22.0 million for fiscal 2025. Capital expenditures for fiscal 2025 are to support costs and productivity initiatives as well as recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $20.6 million of cash during the first quarter of 2025 compared to $49.5 million during the prior year period. During the first quarter of 2025, $20.0 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividend totaling $583,000, or $0.03 per share) and $617,000 for the repurchase of common stock. During the first quarter of 2024, $49.2 million of cash was used for dividend payments (including a special dividend of $48.6 million, or $2.50 per share, and regular quarterly dividend totaling $583,000, or $0.03 per share) and $539,000 for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 28, 2024, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 10 to the consolidated financial statements).

We believe that, in the absence of significant unanticipated funding requirements, cash and cash equivalents, cash generated by operating activities and the borrowing availability provided under the Credit Facility will be sufficient to satisfy our expected requirements for working capital, capital expenditures, dividends and share repurchases, if any, in both the short- and long-term. We also expect to have access to the amounts available under the Credit Facility as required. However, should we experience future reductions in our operating cash flows due to weakening conditions in our construction end-markets and reduced demand from our customers, we may need to curtail capital and operating expenditures, cease dividend payments, delay or restrict share repurchases and/or realign our working capital requirements.

Should we determine, at any time, that we require additional short-term liquidity, we would evaluate the alternative sources of financing potentially available to provide such funding. There can be no assurance that any such financing, if pursued, would be obtained, or if obtained, would be adequate or on terms acceptable to us. However, we believe that our strong balance sheet, flexible capital structure and borrowing capacity available to us under our Credit Facility position us to meet our anticipated liquidity requirements for the foreseeable future, including the next 12 months.

Seasonality and Cyclicality

Demand in our markets is both seasonal and cyclical, driven by the level of construction activity, but can also be impacted by fluctuations in the inventory positions of our customers. Shipments are seasonal, typically reaching their highest level when weather conditions are the most conducive to construction activity. As a result, assuming normal seasonal weather patterns, shipments and profitability are usually higher in the third and fourth quarters of the fiscal year and lower in the first and second quarters. Construction activity and demand for our products are cyclical based on overall economic conditions, although there can be significant differences between the relative strength of nonresidential and residential construction for extended periods.

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor rates, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the first quarter of 2025. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2024 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2024 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2024 Annual Report for further information regarding our critical accounting policies and estimates. As of December 28, 2024, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2024 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of fiscal 2025, we anticipate continued improvement in our financial performance, driven by strengthening conditions in our construction end markets and the increasing contributions from our recent acquisitions as operational synergies are realized. Customer sentiment remains generally positive, supported by easing inflation concerns and the decline in interest rates, which should further stimulate demand going forward. Additionally, the outlook for public nonresidential construction is strong, bolstered by federal funding from the Infrastructure Investment and Jobs Act, which is expected to drive significant project activity in fiscal 2025 and beyond. Nonetheless, as emphasized during fiscal 2024, the ongoing influx of low-cost PC strand imports into the U.S. market remains a headwind. We are fully committed to addressing this issue and will work with both the current Biden Administration and the incoming Trump Administration to advocate for the expansion of Section 232 tariffs to include PC strand.

Regardless of the market dynamics, we continue to focus on those factors we control, including closely managing and controlling our expenses; integration of our recent acquisitions; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our operating costs; pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities; and furthering our human capital strategy. We also expect increasing contributions from the substantial investments we have made in our facilities in recent years and expect to continue to make in the form of reduced operating costs and additional capacity to support future growth. Finally, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2025, a 10% increase in the price of wire rod would have resulted in a $7.9 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of December 28, 2024, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 28, 2024.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2024. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 28, 2024, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2024 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2024 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended December 28, 2024.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program

For the three months ended December 28, 2024

September 29, 2024 - November 2, 2024	7,676	$27.49	7,676	$19,178	(1)
November 3, 2024 - November 30, 2024	13,865	29.32	13,865	$18,771	(1)
December 1, 2024 - December 28, 2024	-	-	-	$18,771	(1)
	21,541		21,541

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 12 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 28, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1

Asset Purchase Agreement between Insteel Wire Products Company and Engineered Wire Products, Inc. dated as of October 21, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 21, 2024).

3.1	Restated Articles of Incorporation for the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on May 2, 1985).
3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 1988).
3.3

Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 filed on May 14, 1999).

3.4

Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 filed on April 26, 2010).

3.5	Bylaws of the Company as last amended August 15, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 15, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries, Inc. for the quarter ended December 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 28, 2024, and December 30, 2023, (ii) the Consolidated Balance Sheets as of December 28, 2024, and September 28, 2024, (iii) the Consolidated Statements of Cash Flows for the three months ended December 28, 2024, and December 30, 2023, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended December 28, 2024, and December 30, 2023, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: January 16, 2025	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)