Form 10-Q
period 2025-03-29
INSTEEL INDUSTRIES INC
filed 2025-04-17
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2025.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,411,611

Title of Class	Number of Shares Outstanding as of April 16, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024

Net sales	$160,656	$127,394	$290,376	$249,119
Cost of sales	136,127	111,679	256,318	227,134
Gross profit	24,529	15,715	34,058	21,985
Selling, general and administrative expense	10,800	7,875	18,687	14,242
Restructuring charges, net	662	-	1,358	-
Acquisition costs	27	-	298	-
Other expense (income), net	18	9	4	(13)
Interest expense	13	28	26	57
Interest income	(316)	(1,147)	(1,102)	(2,806)
Earnings before income taxes	13,325	8,950	14,787	10,505
Income taxes	3,095	2,011	3,476	2,434
Net earnings	$10,230	$6,939	$11,311	$8,071

Net earnings per share:
Basic	$0.53	$0.36	$0.58	$0.41
Diluted	0.52	0.35	0.58	0.41

Weighted average shares outstanding:
Basic	19,482	19,508	19,490	19,503
Diluted	19,529	19,594	19,539	19,584

Cash dividends declared per share	$0.03	$0.03	$1.06	$2.56

Comprehensive income	$10,230	$6,939	$11,311	$8,071

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	March 29,	September 28,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,424	$111,538
Accounts receivable, net	79,792	58,308
Inventories	96,033	88,840
Other current assets	6,536	8,608
Total current assets	210,785	267,294
Property, plant and equipment, net	133,944	125,540
Intangibles, net	17,514	5,341
Goodwill	37,755	9,745
Other assets	21,862	14,632
Total assets	$421,860	$422,552

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$42,998	$37,487
Accrued expenses	11,427	9,547
Total current liabilities	54,425	47,034
Other liabilities	26,022	24,663
Commitments and contingencies
Shareholders' equity:
Common stock	19,412	19,452
Additional paid-in capital	87,959	86,671
Retained earnings	234,650	245,340
Accumulated other comprehensive loss	(608)	(608)
Total shareholders' equity	341,413	350,855
Total liabilities and shareholders' equity	$421,860	$422,552

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 29,	March 30,
	2025	2024
Cash Flows From Operating Activities:
Net earnings	$11,311	$8,071
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,032	7,575
Amortization of capitalized financing costs	26	26
Stock-based compensation expense	1,688	1,395
Deferred income taxes	7	2,769
Asset impairment charges	593	-
Loss on sale and disposition of property, plant and equipment	34	24
Increase in cash surrender value of life insurance policies over premiums paid	-	(1,058)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(21,484)	7,875
Inventories	5,277	10,776
Accounts payable and accrued expenses	6,577	(12,859)
Other changes	2,604	(1,383)
Total adjustments	4,354	15,140
Net cash provided by operating activities	15,665	23,211

Cash Flows From Investing Activities:
Acquisition of businesses	(71,456)	-
Capital expenditures	(4,893)	(14,225)
Increase in cash surrender value of life insurance policies	(56)	(369)
Proceeds from sale of property, plant and equipment	37	3
Proceeds from surrender of life insurance policies	30	5
Net cash used for investing activities	(76,338)	(14,586)

Cash Flows From Financing Activities:
Proceeds from long-term debt	135	134
Principal payments on long-term debt	(135)	(134)
Cash dividends paid	(20,596)	(49,775)
Payment of employee tax withholdings related to net share transactions	(103)	(161)
Cash received from exercise of stock options	-	428
Repurchases of common stock	(1,742)	(842)
Net cash used for financing activities	(22,441)	(50,350)

Net decrease in cash and cash equivalents	(83,114)	(41,725)
Cash and cash equivalents at beginning of period	111,538	125,670
Cash and cash equivalents at end of period	$28,424	$83,945

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$277	$724
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,618	1,824
Restricted stock units and stock options surrendered for withholding taxes payable	103	161
Accrued liability related to holdback for business acquired	657	-

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and six months ended March 29, 2025

Balance at September 28, 2024	19,452	$19,452	$86,671	$245,340	$(608)	$350,855
Net earnings				1,081		1,081
Compensation expense associated with stock-based plans			345			345
Repurchases of common stock	(21)	(21)	(97)	(499)		(617)
Cash dividends declared				(20,014)		(20,014)
Balance at December 28, 2024	19,431	19,431	86,919	225,908	(608)	331,650
Net earnings				10,230		10,230
Vested and released restricted stock units	21	21	(21)			-
Compensation expense associated with stock-based plans			1,343			1,343
Repurchases of common stock	(40)	(40)	(179)	(906)		(1,125)
Restricted stock units and stock options surrendered for withholding taxes payable			(103)			(103)
Cash dividends declared				(582)		(582)
Balance at March 29, 2025	19,412	$19,412	$87,959	$234,650	$(608)	$341,413

For the three and six months ended March 30, 2024

Balance at September 30, 2023	19,454	$19,454	$83,832	$278,502	$(283)	$381,505
Net earnings				1,132		1,132
Stock options exercised, net	13	13	297			310
Compensation expense associated with stock-based plans			398			398
Repurchases of common stock	(19)	(19)	(82)	(438)		(539)
Restricted stock units and stock options surrendered for withholding taxes payable			(20)			(20)
Cash dividends declared				(49,191)		(49,191)
Balance at December 30, 2023	19,448	19,448	84,425	230,005	(283)	333,595
Net earnings				6,939		6,939
Stock options exercised, net	4	$4	$114			118
Vested and released restricted stock units	24	24	(24)			-
Compensation expense associated with stock-based plans			997			997
Repurchases of common stock	(9)	(9)	(39)	(255)		(303)
Restricted stock units and stock options surrendered for withholding taxes payable			(141)			(141)
Cash dividends declared				(584)		(584)
Balance at March 30, 2024	19,467	$19,467	$85,332	$236,105	$(283)	$340,621

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

Following is a summary of our preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Inventories	$12,066
Other current assets	171
Property, plant and equipment	16,708
Intangible assets:
Customer relationships	10,800
Non-competition agreement	900
Trade name	350
Patent	200
Right-of-use assets	459
Total assets acquired	$41,654

Liabilities assumed:
Accrued expenses	$89
Current operating lease liabilities	128
Non-current operating lease liabilities	331
Total liabilities assumed	548
Net assets acquired	41,106
Adjusted purchase price	67,030
Goodwill	$25,924

In connection with the EWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships, 4.0 years for a non-competition agreement, 1.0 year for a trade name and 7.0 years for a patent. As we are in the process of finalizing internal and third-party valuations, the provisional estimates of inventories, other current assets, intangible assets, fixed assets, goodwill and certain accrued liabilities are subject to adjustment. Certain measurement period adjustments were recorded in the three-month period ended March 29, 2025, due to the receipt of additional information, regarding the facts and circumstances that existed as of the acquisition date, reducing the purchase price allocation to property, plant, and equipment and increasing goodwill by $1.3 million. This adjustment did not have a material impact on net earnings. We expect to finalize these amounts as soon as practical and no later than one year from the acquisition date. Goodwill associated with the EWP Acquisition, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the EWP Acquisition, net sales of the former EWP facilities for the three- and six-month periods ended March 29, 2025 were approximately $14.4 million and $22.0 million, respectively. The actual net sales specifically attributable to the EWP Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former EWP facilities and our existing WWR facilities. As a result, we have determined that the presentation of EWP’s earnings for the three- and six-month periods ended March 29, 2025 is impracticable due to the integration of EWP’s operations following the EWP Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the EWP Acquisition occurred at the beginning of fiscal 2024. The pro forma information reflects certain adjustments related to the EWP Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired and adjustments to interest income. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the EWP Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the EWP Acquisition occurred at the beginning of fiscal 2024, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three- and six-month periods ending March 29, 2025, and March 30, 2024 are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
(In thousands)	2025	2024	2025	2024
Net sales	$160,656	$149,493	$295,582	$291,245
Earnings before income taxes	13,325	8,810	14,867	7,593
Net earnings	10,230	6,831	11,370	5,945

Restructuring charges. In connection with the EWP acquisition, we elected to consolidate our WWR operations through the closure of the Warren facility and through the redeployment of equipment to our other WWR production facilities. Production at the Warren facility ceased in November 2024, and its orders were distributed to our remaining WWR facilities. We plan to sell the acquired Warren facility, including certain machinery and equipment, totaling $5.5 million within one year. These items have been classified as assets held for sale within other assets on our consolidated balance sheet. Following is a summary of the restructuring activity during the three- and six-month periods ended March 29, 2025:

	Employee	Equipment	Facility	Asset
	Separation Costs	Relocation Costs	Closure Costs	Impairments	Total
(In thousands)
Restructuring charges, net	$192	$-	$212	$270	$674
Cash payments	(138)	-	(137)	-	(275)
Non-cash charges	-	-	-	(270)	(270)
Liability as of December 28, 2024	54	-	75	-	129
Restructuring charges, net	59	45	123	217	444
Cash payments	(103)	(17)	(143)	-	(263)
Non-cash charges	-	-	-	(217)	(217)
Liability as of March 29, 2025	$10	$28	$55	$-	$93

As of March 29, 2025, we recorded a liability of $93,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $0.7 million of additional restructuring charges for equipment relocation and facility closure costs through fiscal 2025.

Acquisition costs. Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred. During the three- and six-month periods ended March 29, 2025, we recorded $26,000 and $252,000, respectively, of acquisition-related costs associated with the EWP Acquisition for accounting, legal and other professional fees.

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

Following is a summary of our preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Inventories	$404
Property, plant and equipment	1,812
Intangible assets:
Customer relationships	785
Non-competition agreement	30
Total assets acquired	$3,031

Liabilities assumed:
Total liabilities assumed	$-
Net assets acquired	3,031
Purchase price	5,116
Goodwill	$2,085

In connection with the OWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships and 5.0 years for a non-competition agreement. As we are in the process of finalizing internal and third-party valuations, the provisional estimates of inventories, intangible assets, fixed assets and goodwill are subject to adjustment. Certain measurement period adjustments were recorded in the three-month period ended March 29, 2025, due to the receipt of additional information, regarding the facts and circumstances that existed as of the acquisition date, reducing the purchase price allocation to property, plant, and equipment and increasing goodwill by $0.9 million. This adjustment did not have a material impact on net earnings. We expect to finalize these amounts as soon as practical and no later than one year from the acquisition date. Goodwill, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the OWP acquisition, the net sales resulting from this acquisition were managed through our existing WWR facilities and cannot be quantified separately because of our ongoing integration efforts. Additionally, we are unable to prepare pro forma financial information due to the unavailability of certain historical financial data. Disclosing this information is considered impractical, and it would not significantly differ from the results presented in our consolidated financial statements for the three- and six-month periods ending March 29, 2025, and March 30, 2024.

Restructuring charges. In connection with the OWP Acquisition, we elected to consolidate our WWR operations through the redeployment of OWPs equipment and inventory to our other facilities. Following is a summary of the restructuring activity during the three- and six-month periods ended March 29, 2025:

	Equipment	Facility	Asset
	Relocation Costs	Closure Costs	Impairments	Total
(In thousands)
Restructuring charges, net	$-	$19	$3	$22
Cash payments	-	(8)	-	(8)
Non-cash charges	-	-	(3)	(3)
Liability as of December 28, 2024	-	11	-	11
Restructuring charges, net	33	82	103	218
Cash payments	(11)	(80)	-	(91)
Non-cash charges	-	-	(103)	(103)
Liability as of March 29, 2025	$22	$13	$-	$35

As of March 29, 2025, we recorded a liability of $35,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $0.2 million of additional restructuring charges for equipment relocation and facility closure costs through fiscal 2025.

Acquisition costs. During the three- and six-month periods ended March 29, 2025, we recorded $1,000 and $46,000, respectively, of acquisition-related costs associated with the OWP Acquisition for accounting, legal and other professional fees.

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

Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
(In thousands)	2025	2024	2025	2024
Welded wire reinforcement	$100,019	$69,750	$182,473	$138,552
Prestressed concrete strand	60,637	57,644	107,903	110,567
Total	$160,656	$127,394	$290,376	$249,119

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of March 29, 2025, and September 28, 2024.

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

As of March 29, 2025, and September 28, 2024, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of March 29, 2025:
Current assets:
Cash equivalents	$28,522	$28,522	$-
Other assets:
Cash surrender value of life insurance policies	12,636	-	12,636
Total	$41,158	$28,522	$12,636

As of September 28, 2024:
Current assets:
Cash equivalents	$111,146	$111,146	$-
Other assets:
Cash surrender value of life insurance policies	12,610	-	12,610
Total	$123,756	$111,146	$12,610

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

As of March 29, 2025, and September 28, 2024, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets that were acquired from EWP, OWP and assets classified as held for sale during the three- and six-month periods ended March 29, 2025 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of March 29, 2025:
Customer relationships	18.7	$21,455	$(6,001)	$15,454
Developed technology and know-how	20.0	1,800	(953)	847
Non-competition agreements	4.1	990	(161)	829
Trade Name	1.0	350	(154)	196
Patents	7.0	200	(12)	188
		$24,795	$(7,281)	$17,514

As of September 28, 2024:
Customer relationships	17.1	$9,870	$(5,427)	$4,443
Developed technology and know-how	20.0	1,800	(908)	892
Non-competition agreements	5.0	60	(54)	6
		$11,730	$(6,389)	$5,341

Amortization expense for intangibles was $484,000 and $187,000 for the three-month periods ended March 29, 2025, and March 30, 2024, respectively, and $892,000 and $374,000 for the six-month periods ended March 29, 2025, and March 30, 2024, respectively. Amortization expense for the next five years is $962,000 in 2025, $1.6 million in 2026, $1.3 million in 2027, $1.3 million in 2028, $1.1 million in 2029 and $11.3 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2025, the shareholders of the Company approved the 2025 Equity Incentive Plan of Insteel Industries Inc. (the “2025 Plan”), which authorizes the issuance of up to 800,000 shares of our common stock, plus any shares remaining available for grant under the 2015 Equity Incentive Plan of Insteel Industries Inc. (as amended, the “2015 Plan”) as of the effective date of the 2025 Plan and any shares subject to an award granted under the 2015 Plan which are forfeited, cancelled, terminated, lapsed or expired without the issuance of shares. The 2025 Plan, which expires on February 10, 2035, replaces the 2015 Plan, which expired on February 17, 2025. As of March 29, 2025, there were 978,000 shares of our common stock available for future grants under the 2025 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $569,000 and $440,000 for the three-month periods ended March 29, 2025, and March 30, 2024, respectively, and $696,000 and $593,000 for the six-month periods ended March 29, 2025, and March 30, 2024, respectively. As of March 29, 2025, there was $709,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.20 years.

The following table summarizes stock option activity:

	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 28, 2024	466	$31.03
Granted	58	31.45
Outstanding at March 29, 2025	524	31.07	6.89	$567

Vested and anticipated to vest in the future at March 29, 2025	510	31.05	6.82	567

Exercisable at March 29, 2025	322	30.49	5.52	567

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $774,000 and $557,000 for the three-month periods ended March 29, 2025, and March 30, 2024, respectively, and $992,000 and $802,000 for the six-month periods ended March 29, 2025, and March 30, 2024, respectively.

As of March 29, 2025, there was $1.6 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.53 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 28, 2024	119	$32.96
Granted	48	31.45
Vested	(24)	36.51
Balance, March 29, 2025	143	31.85

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 23.5% for the six-month period ended March 29, 2025, compared with 23.2% for the six-month period ended March 30, 2024. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant or discrete items related specifically to interim periods.

Deferred income taxes. As of March 29, 2025, and September 28, 2024, we recorded a deferred tax liability (net of valuation allowance) of $11.6 million in other liabilities on our consolidated balance sheets. We have $2.2 million of state net operating loss carryforwards (“NOLs”) that expire between 2031 and 2040.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of March 29, 2025, and September 28, 2024, we recorded a valuation allowance of $149,000 pertaining to deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of March 29, 2025, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We file U.S. federal, state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2019 remain subject to examination.

(9) Employee Benefit Plans

Supplemental retirement benefit plan. We have Supplemental Retirement Benefit Agreements (each, a “SRBA”) with certain of our employees (each, a “Participant”). Under the SRBAs, if the Participant remains in continuous service with us for a period of at least 30 years, we will pay the Participant a supplemental retirement benefit for the 15-year period following the Participant’s retirement equal to 50% of the Participant’s highest average annual base salary for five consecutive years in the 10-year period preceding the Participant’s retirement. If the Participant retires prior to the completion of 30 years of continuous service with us but has attained age 55 and completed at least 10 years of continuous service, the amount of the Participant’s supplemental retirement benefit will be reduced by 1/360th for each month short of 30 years that the Participant was employed by us.

Net periodic pension cost for the SRBAs consists of the following components included in selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
(In thousands)	2025	2024	2025	2024
Interest cost	$151	$147	$302	$294
Service cost	69	63	138	126
Net periodic pension cost	$220	$210	$440	$420

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 29, 2025, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10% plus, in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of March 29, 2025, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of March 29, 2025, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $13,000 for each of the three-month periods ended March 29, 2025, and March 30, 2024, and $26,000 for each of the six-month periods ended March 29, 2025, and March 30, 2024.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net earnings	$10,230	$6,939	$11,311	$8,071

Basic weighted average shares outstanding	19,482	19,508	19,490	19,503
Dilutive effect of stock-based compensation	47	86	49	81
Diluted weighted average shares outstanding	19,529	19,594	19,539	19,584

Net earnings per share:
Basic	$0.53	$0.36	$0.58	$0.41
Diluted	$0.52	$0.35	$0.58	$0.41

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 111,000 and 22,000 shares for the three-month periods ended March 29, 2025, and March 30, 2024, respectively, and 97,000 and 31,000 shares for the six-month periods ended March 29, 2025, and March 30, 2024, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $1.1 million or 39,850 shares and $303,000 or 8,859 shares of its common stock during the three-month periods ended March 29, 2025, and March 30, 2024, respectively, and $1.7 million or 61,391 shares and $842,000 or 27,935 shares of its common stock during the six-month periods ended March 29, 2025, and March 30, 2024, respectively. As of March 29, 2025, there was $17.6 million remaining available for future share repurchases under this Authorization.

(13) Other Financial Data

Balance sheet information:

	March 29,	September 28,
(In thousands)	2025	2024
Accounts receivable, net:
Accounts receivable	$80,370	$58,689
Less allowance for credit losses	(578)	(381)
Total	$79,792	$58,308

Inventories:
Raw materials	$37,366	$36,782
Work in process	8,726	6,139
Finished goods	49,941	45,919
Total	$96,033	$88,840

Other current assets:
Prepaid insurance	$3,653	$4,503
Income taxes receivable	122	1,357
Other	2,761	2,748
Total	$6,536	$8,608

Other assets:
Cash surrender value of life insurance policies	$12,636	$12,610
Assets held for sale	5,451	-
Right-of-use asset	3,515	1,703
Capitalized financing costs, net	99	125
Other	161	194
Total	$21,862	$14,632

Property, plant and equipment, net:
Land and land improvements	$17,543	$15,333
Buildings	63,951	60,014
Machinery and equipment	236,110	227,232
Construction in progress	5,276	4,279
	322,880	306,858
Less accumulated depreciation	(188,936)	(181,318)
Total	$133,944	$125,540

Accrued expenses:
Salaries, wages and related expenses	$4,574	$3,448
Income taxes	1,957	-
Operating lease liability	1,591	877
Customer rebates	828	1,895
Property taxes	771	1,987
Holdback for business acquired	657	-
Deferred compensation	390	433
Sales allowance reserves	169	521
State sales and use taxes	156	227
Other	334	159
Total	$11,427	$9,547

Other liabilities:
Deferred compensation	$12,479	$12,217
Deferred income taxes	11,642	11,635
Operating lease liability	1,901	811
Total	$26,022	$24,663

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

It is not possible to anticipate and list all risks and uncertainties that may affect our business, future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate, including uncertainty over global trade policies and the financial impact of related tariffs and retaliatory tariffs;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the impact of rising interest rates on the cost of financing for our customers;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	the impact of cybersecurity breaches and data leaks; and

●	the risks and uncertainties discussed under “Risk Factors” in our 2024 Annual Report and in other filings made by us with the SEC.

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

On October 21, 2024, we, through our wholly-owned subsidiary, Insteel Wire Products Company (“IWP”), purchased substantially all of the assets, other than cash and accounts receivable, of Engineered Wire Products, Inc. (“EWP”) and certain related assets of Liberty Steel Georgetown, Inc. (“LSG”) for an adjusted purchase price of $67.0 million (the “EWP Acquisition”). EWP was a leading manufacturer of WWR products for use in nonresidential and residential construction. We acquired EWP’s inventories, production equipment, production facilities located in Upper Sandusky, Ohio and Warren, Ohio and certain equipment from LSG located in Georgetown, South Carolina. Subsequent to the acquisition, we elected to consolidate our WWR operations with the closure of the Warren facility and relocation of certain equipment to our existing WWR facilities.

On November 26, 2024, we, through our wholly-owned subsidiary IWP, purchased certain assets of O’Brien Wire Products of Texas, Inc. (“OWP”) for a purchase price of $5.1 million (the “OWP Acquisition”). OWP was a manufacturer of WWR products for use in nonresidential and residential construction. We acquired certain of OWP’s inventories and all of the production equipment. Subsequent to the acquisition, we elected to consolidate our WWR operations with the relocation of certain acquired equipment from OWP to our existing WWR facilities.

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 29,		March 30,	March 29,		March 30,
	2025	Change	2024	2025	Change	2024

Net sales	$160,656	26.1%	$127,394	$290,376	16.6%	$249,119
Gross profit	24,529	56.1%	15,715	34,058	54.9%	21,985
Percentage of net sales	15.3%		12.3%	11.7%		8.8%
Selling, general and administrative expense	$10,800	37.1%	$7,875	$18,687	31.2%	$14,242
Percentage of net sales	6.7%		6.2%	6.4%		5.7%
Restructuring charges, net	$662	N/M	$-	$1,358	N/M	$-
Acquisition costs	27	N/M	-	298	N/M	-
Interest income	(316)	(72.4%)	(1,147)	(1,102)	(60.7%)	(2,806)
Effective income tax rate	23.2%		22.5%	23.5%		23.2%
Net earnings	$10,230	47.4%	$6,939	$11,311	40.1%	$8,071

"N/M" = not meaningful

Second Quarter of Fiscal 2025 Compared to Second Quarter of Fiscal 2024

Net Sales

Net sales for the second quarter of 2025 increased 26.1% to $160.7 million from $127.4 million in the prior year quarter, reflecting a 28.9% increase in shipments partially offset by a 2.2% decrease in average selling prices. The increase in shipments was primarily due to strengthening demand in our construction end markets and the incremental volume generated from our first quarter acquisitions. The decrease in average selling prices was driven by the competitive market conditions we have experienced over the course of last year and the impact of low-priced PC strand imports.

Gross Profit

Gross profit for the second quarter of 2025 increased 56.1% to $24.5 million, or 15.3% of net sales, from $15.7 million, or 12.3% of net sales, in the prior year quarter due to an increase in shipments ($5.1 million), other material costs and adjustments ($2.6 million) and lower manufacturing costs ($2.3 million) partially offset by lower spreads between average selling prices and raw material costs ($1.2 million). The decrease in spreads was driven by lower average selling prices ($4.8 million) partially offset by lower raw material costs ($3.6 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2025 increased 37.1% to $10.8 million, or 6.7% of net sales, from $7.9 million, or 6.2% of net sales, in the prior year quarter primarily due to higher compensation expense ($2.0 million), the relative year-over-year change in the cash surrender value of life insurance policies ($414,000), higher amortization expense associated with intangible assets ($297,000) and an increase in bad debt expense ($95,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year quarter together with an increase in stock-based compensation expense. The cash surrender value of life insurance policies decreased $31,000 in the current year quarter compared with an increase of $383,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments. The increase in amortization expense was primarily attributed to the intangible assets that were acquired in connection with our first quarter acquisitions.

Restructuring Charges, Net

Restructuring charges of $662,000 were incurred in the second quarter of 2025 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Restructuring charges included $320,000 for asset impairment charges, $205,000 for facility closure costs, $78,000 for equipment relocation costs and $59,000 for employee separation costs.

Interest Income

Interest income decreased $831,000 from the prior year quarter due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the second quarter of 2025 increased to 23.2% from 22.5% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2025 increased to $10.2 million ($0.52 per diluted share) from $6.9 million ($0.35 per diluted share) in the prior year quarter primarily due to the increase in gross profit partially offset by higher SG&A expense, lower interest income and restructuring charges.

First Half of Fiscal 2025 Compared to First Half of Fiscal 2024

Net Sales

Net sales for the first half of 2025 increased 16.6% to $290.4 million from $249.1 million in the same year-ago period, reflecting a 20.2% increase in shipments partially offset by a 3.1% decrease in average selling price. Shipments benefited from increased construction activity in our construction end markets compared to the prior year and the incremental volume generated from our first quarter acquisitions. The decrease in average selling prices was driven by competitive pricing pressures and the impact of low-priced PC strand imports.

Gross Profit

Gross profit for the first half of 2025 increased 54.9% to $34.1 million, or 11.7% of net sales, from $22.0 million, or 8.8% of net sales, in the same year-ago period. The year-over-year increase was primarily due to an increase in shipments ($5.1 million), other material costs and adjustments ($3.3 million), higher spreads between average selling prices and raw material costs ($3.0 million) and lower manufacturing costs ($697,000). The increase in spreads was driven by lower raw material costs ($14.1 million) partially offset by lower average selling prices ($11.0 million).

Selling, General and Administrative Expense

SG&A expense for the first half of 2025 increased 31.2% to $18.7 million, or 6.4% of net sales, from $14.2 million, or 5.7% of net sales, in the same year-ago period primarily due to higher compensation expense ($2.2 million), the relative year-over-year change in the cash surrender value of life insurance policies ($1.4 million), higher amortization expense associated with intangible assets ($518,000) and an increase in employee benefit expense ($308,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year period together with an increase in stock-based compensation expense. The cash surrender value of life insurance policies decreased $307,000 in the current year period compared with an increase of $1.1 million in the prior year period due to the corresponding changes in the value of the underlying investments. The increase in amortization expense was primarily attributed to the intangible assets that were acquired in connection with our first quarter acquisitions. The increase in employee benefit expense was primarily related to higher employee health insurance expense in the current year period.

Restructuring Charges, Net

Restructuring charges of $1.4 million were incurred in the first half of 2025 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Restructuring charges included $593,000 for asset impairment charges, $436,000 for facility closure costs, $251,000 for employee separation costs and $78,000 for equipment relocation costs.

Acquisition Costs

Acquisition costs of $298,000 were incurred in the first half of 2025 for legal, accounting and other professional fees related to the EWP Acquisition and the OWP Acquisition.

Interest Income

Interest income decreased $1.7 million due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the first half of 2025 increased to 23.5% from 23.2% for the same year-ago period primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the first half of 2025 increased to $11.3 million ($0.58 per share) from $8.1 million ($0.41 per share) in the same year-ago period primarily due to the increase in gross profit partially offset by higher SG&A expense, lower interest income, restructuring charges and acquisition costs.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	March 29,	March 30,
	2025	2024
Net cash provided by operating activities	$15,665	$23,211
Net cash used for investing activities	(76,338)	(14,586)
Net cash used for financing activities	(22,441)	(50,350)

Net working capital	156,360	206,315
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$341,413	$340,621
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$341,413	$340,621

Operating Activities

Operating activities provided $15.7 million of cash during the first half of 2025 primarily from net earnings adjusted for non-cash items partially offset by a net increase in working capital. Working capital, net of adjustments for assets and liabilities acquired, used $9.6 million of cash due to a $21.5 million increase in accounts receivable partially offset by a $6.6 million increase in accounts payable and accrued expenses and a $5.3 million decrease in inventories. The increase in accounts receivable was largely driven by the increase in shipments combined with higher average selling prices. The reduction in inventories, net of inventory acquired from our acquisitions, was primarily due to lower raw material purchases near the end of the period partially offset by higher unit costs. The increase in accounts payable and accrued expenses was largely due to the timing of payments related to raw material purchases, higher unit costs and increased accruals for salaries, wages and related expenses.

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

Investing Activities

Investing activities used $76.3 million of cash during the first half of 2025 compared to using $14.6 million during the prior year period primarily due to the EWP Acquisition ($66.4 million) and the OWP Acquisition ($5.1 million) partially offset by lower capital expenditures ($9.3 million). Capital expenditures decreased to $4.9 million from $14.2 million in the prior year period and are expected to total up to approximately $17.0 million for fiscal 2025. Capital expenditures for fiscal 2025 are to support costs and productivity initiatives as well as recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $22.4 million of cash during the first half of 2025 compared to $50.4 million during the prior year period. During the first half of 2025, $20.6 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividends totaling $1.2 million, or $0.06 per share) and $1.7 million for the repurchase of common stock. During the first half of 2024, $49.8 million of cash was used for dividend payments (including a special dividend of $48.6 million, or $2.50 per share, and regular quarterly dividends totaling $1.2 million, or $0.06 per share) and $842,000 for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 29, 2025, no borrowings were outstanding on the Credit Facility, $98.5 million of borrowing capacity was available and outstanding letters of credit totaled $1.5 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor rates, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first half of 2025, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the period. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2024 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2024 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2024 Annual Report for further information regarding our critical accounting policies and estimates. As of March 29, 2025, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2024 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we move into the second half of fiscal 2025, we are optimistic that our financial results will benefit from continued recovery of our markets, the seasonal upturn in construction activity and increasing contributions from our recent acquisitions. Near-term business conditions remain positive and should support higher shipments and operating levels and reduced unit manufacturing costs at our facilities. Additionally, the outlook for public nonresidential construction is strong, bolstered by federal funding from the Infrastructure Investment and Jobs Act, which is expected to drive significant project activity for the remainder of calendar 2025 and beyond. It is important to note that our second quarter results and market outlook reflect conditions prior to the recent turmoil caused by the changing tariff policy of the Trump Administration. Despite this, we are encouraged by the pace of activity in our markets and believe it is likely to continue through the remainder of our fiscal year.

A positive outcome of the Trump Administration’s recent tariff actions was the expansion of the Section 232 steel tariff to derivative products, including PC strand, which eliminated the significant competitive disadvantage we have faced since 2018. This change should reduce the adverse impact of low-priced PC strand imports within the U.S. market. At the same time, the reinstatement of Section 232 tariffs on steel imports from Canada and Mexico, along with announced reductions in U.S. wire rod capacity, is expected to tighten North American supply and increase costs. Finally, we are evaluating the potential impact of reciprocal tariffs on offshore purchases of capital equipment, spare parts and operating supplies. These developments underscore the need for disciplined pricing and active management of our tariff exposure.

Regardless of the market dynamics, we continue to focus on those factors we control, including closely managing and controlling our expenses; realizing synergies from our recent acquisitions; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect increasing contributions from the substantial investments we have made in our facilities in recent years and expect to continue to make in the form of reduced operating costs and additional capacity to support future growth. Finally, we will continue to pursue acquisitions opportunistically to expand our penetration of markets we currently serve or expand our footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2025, a 10% increase in the price of wire rod would have resulted in a $17.0 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of March 29, 2025, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 29, 2025.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 29, 2025. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, during the quarter ended March 29, 2025, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2024 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2024 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.

Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade. Such events may also cause customers and end-users to reduce, delay or forego spending on projects involving our products, which could negatively affect demand for our products and our business, financial condition and results of operations. In addition, these conditions could increase the cost of production, including the cost of machinery, spare parts and other materials used in manufacturing our products, further pressuring margins and adversely impacting our operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended March 29, 2025.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program

For the three months ended March 29, 2025

December 29, 2024 - February 1, 2025	15,665	$28.60	15,665	$18,323 (1)
February 2, 2025 - March 1, 2025	14,581	28.55	14,581	$17,907 (1)
March 2, 2025 - March 29, 2025	9,604	27.06	9,604	$17,647 (1)
	39,850		39,850

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 12 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 29, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.5	Bylaws of the Company as last amended August 15, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 15, 2023).
10.1*	Insteel Industries Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 14, 2025).
10.2*	Form of Employee Restricted Stock Unit Agreement under the Insteel Industries Inc. 2025 Equity Incentive Plan.
10.3*	Form of Non-employee Director Restricted stock Unit Agreement under the Insteel Industries Inc. 2025 Equity Incentive Plan.
10.4*	Form of Stock Option Agreement under the Insteel Industries Inc. 2025 Equity Incentive Plan.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries Inc. for the quarter ended March 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 29, 2025, and March 30, 2024, (ii) the Consolidated Balance Sheets as of March 29, 2025, and September 28, 2024, (iii) the Consolidated Statements of Cash Flows for the six months ended March 29, 2025, and March 30, 2024, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended March 29, 2025, and March 30, 2024, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in iXBRL and contained in Exhibit 101.

*Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: April 17, 2025	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)