Form 10-Q
period 2025-06-28
INSTEEL INDUSTRIES INC
filed 2025-07-17
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 28, 2025.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

Commission File Number: 1-09929

Insteel Industries Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-0674867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1373 Boggs Drive, Mount Airy, North Carolina	27030
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,409,841
Title of Class	Number of Shares Outstanding as of July 16, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024

Net sales	$179,886	$145,775	$470,262	$394,894
Cost of sales	149,114	130,387	405,432	357,521
Gross profit	30,772	15,388	64,830	37,373
Selling, general and administrative expense	10,607	7,879	29,294	22,121
Restructuring charges, net	843	-	2,201	-
Acquisition costs	27	-	325	-
Other (income) expense, net	(16)	15	(12)	2
Interest expense	14	19	40	76
Interest income	(472)	(1,245)	(1,574)	(4,051)
Earnings before income taxes	19,769	8,720	34,556	19,225
Income taxes	4,610	2,155	8,086	4,589
Net earnings	$15,159	$6,565	$26,470	$14,636

Net earnings per share:
Basic	$0.78	$0.34	$1.36	$0.75
Diluted	0.78	0.34	1.35	0.75

Weighted average shares outstanding:
Basic	19,476	19,500	19,485	19,502
Diluted	19,553	19,568	19,544	19,579

Cash dividends declared per share	$0.03	$0.03	$1.09	$2.59

Comprehensive income	$15,159	$6,565	$26,470	$14,636

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 28,	September 28,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$53,665	$111,538
Accounts receivable, net	83,264	58,308
Inventories	119,171	88,840
Other current assets	7,442	8,608
Total current assets	263,542	267,294
Property, plant and equipment, net	131,083	125,540
Intangibles, net	17,034	5,341
Goodwill	37,755	9,745
Other assets	22,478	14,632
Total assets	$471,892	$422,552

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$73,424	$37,487
Accrued expenses	16,301	9,547
Total current liabilities	89,725	47,034
Other liabilities	25,959	24,663
Commitments and contingencies
Shareholders' equity:
Common stock	19,410	19,452
Additional paid-in capital	88,368	86,671
Retained earnings	249,038	245,340
Accumulated other comprehensive loss	(608)	(608)
Total shareholders' equity	356,208	350,855
Total liabilities and shareholders' equity	$471,892	$422,552

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 28,	June 29,
	2025	2024
Cash Flows From Operating Activities:
Net earnings	$26,470	$14,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,726	11,412
Amortization of capitalized financing costs	38	38
Stock-based compensation expense	2,115	1,903
Deferred income taxes	(541)	3,638
Asset impairment charges	1,001	-
Loss on sale and disposition of property, plant and equipment	86	50
Increase in cash surrender value of life insurance policies over premiums paid	(152)	(1,029)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(24,956)	2,190
Inventories	(17,861)	13,927
Accounts payable and accrued expenses	42,612	(2,492)
Other changes	1,632	(2,295)
Total adjustments	17,700	27,342
Net cash provided by operating activities	44,170	41,978

Cash Flows From Investing Activities:
Acquisition of businesses	(72,056)	-
Capital expenditures	(6,490)	(17,460)
Increase in cash surrender value of life insurance policies	(471)	(443)
Proceeds from sale of assets held for sale	57	-
Proceeds from sale of property, plant and equipment	99	4
Proceeds from surrender of life insurance policies	50	25
Net cash used for investing activities	(78,811)	(17,874)

Cash Flows From Financing Activities:
Proceeds from long-term debt	223	230
Principal payments on long-term debt	(223)	(230)
Cash dividends paid	(21,178)	(50,359)
Payment of employee tax withholdings related to net share transactions	(150)	(262)
Cash received from exercise of stock options	62	428
Repurchases of common stock	(1,966)	(1,836)
Net cash used for financing activities	(23,232)	(52,029)

Net decrease in cash and cash equivalents	(57,873)	(27,925)
Cash and cash equivalents at beginning of period	111,538	125,670
Cash and cash equivalents at end of period	$53,665	$97,745

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$5,153	$3,267
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,435	2,624
Restricted stock units and stock options surrendered for withholding taxes payable	150	262

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and nine months ended June 28, 2025

Balance at September 28, 2024	19,452	$19,452	$86,671	$245,340	$(608)	$350,855
Net earnings				1,081		1,081
Compensation expense associated with stock-based plans			345			345
Repurchases of common stock	(21)	(21)	(97)	(499)		(617)
Cash dividends declared				(20,014)		(20,014)
Balance at December 28, 2024	19,431	19,431	86,919	225,908	(608)	331,650
Net earnings				10,230		10,230
Vested and released restricted stock units	21	21	(21)			-
Compensation expense associated with stock-based plans			1,343			1,343
Repurchases of common stock	(40)	(40)	(179)	(906)		(1,125)
Restricted stock units and stock options surrendered for withholding taxes payable			(103)			(103)
Cash dividends declared				(582)		(582)
Balance at March 29, 2025	19,412	19,412	87,959	234,650	(608)	341,413
Net earnings				15,159		15,159
Stock options exercised, net	4	4	58			62
Compensation expense associated with stock-based plans			427			427
Repurchases of common stock	(6)	(6)	(29)	(189)		(224)
Restricted stock units and stock options surrendered for withholding taxes payable			(47)			(47)
Cash dividends declared				(582)		(582)
Balance at June 28, 2025	19,410	$19,410	$88,368	$249,038	$(608)	$356,208

For the three and nine months ended June 29, 2024

Balance at September 30, 2023	19,454	$19,454	$83,832	$278,502	$(283)	$381,505
Net earnings				1,132		1,132
Stock options exercised, net	13	13	297			310
Compensation expense associated with stock-based plans			398			398
Repurchases of common stock	(19)	(19)	(82)	(438)		(539)
Restricted stock units and stock options surrendered for withholding taxes payable			(20)			(20)
Cash dividends declared				(49,191)		(49,191)
Balance at December 30, 2023	19,448	19,448	84,425	230,005	(283)	333,595
Net earnings				6,939		6,939
Stock options exercised, net	4	4	114			118
Vested and released restricted stock units	24	24	(24)			-
Compensation expense associated with stock-based plans			997			997
Repurchases of common stock	(9)	(9)	(39)	(255)		(303)
Restricted stock units and stock options surrendered for withholding taxes payable			(141)			(141)
Cash dividends declared				(584)		(584)
Balance at March 30, 2024	19,467	19,467	85,332	236,105	(283)	340,621
Net earnings				6,565		6,565
Vested and released restricted stock units	8	8	(8)			-
Compensation expense associated with stock-based plans			508			508
Repurchases of common stock	(30)	(30)	(132)	(832)		(994)
Restricted stock units and stock options surrendered for withholding taxes payable			(101)			(101)
Cash dividends declared				(584)		(584)
Balance at June 29, 2024	19,445	$19,445	$85,599	$241,254	$(283)	$346,015

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

(3) Business Combinations

Acquisitions have been accounted for as business purchases pursuant to FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).

Engineered Wire Products, Inc.

On October 21, 2024, we purchased substantially all of the assets, other than cash and accounts receivable, of EWP and certain related assets of LSG (the “EWP Acquisition”) for an adjusted purchase price of $67.0 million, which included a $1.5 million holdback. Subsequent to the acquisition date, purchase price adjustments totaling $0.8 million were applied to the holdback amount, reducing it to $0.7 million. The final holdback amount was settled during the quarter ended June 28, 2025.

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

Following is a summary of our final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

In connection with the EWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships, 4.0 years for a non-competition agreement, 1.0 year for a trade name and 7.0 years for a patent. Certain measurement period adjustments were recorded in the nine-month period ended June 28, 2025, due to the receipt of additional information, regarding the facts and circumstances that existed as of the acquisition date, reducing the purchase price allocation to property, plant, and equipment and increasing goodwill by $1.3 million. This adjustment did not have a material impact on net earnings. Goodwill associated with the EWP Acquisition, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the EWP Acquisition, net sales of the former EWP facilities for the three- and nine-month periods ended June 28, 2025 were approximately $17.4 million and $39.4 million, respectively. The actual net sales specifically attributable to the EWP Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former EWP facilities and our existing WWR facilities. As a result, we have determined that the presentation of EWP’s earnings for the three- and nine-month periods ended June 28, 2025 is impracticable due to the integration of EWP’s operations following the EWP Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the EWP Acquisition occurred at the beginning of fiscal 2024. The pro forma information reflects certain adjustments related to the EWP Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired and adjustments to interest income. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the EWP Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the EWP Acquisition occurred at the beginning of fiscal 2024, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three- and nine-month periods ending June 28, 2025, and June 29, 2024 are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Net sales	$179,886	$172,476	$475,468	$463,721
Earnings before income taxes	19,769	8,258	34,636	15,851
Net earnings	15,159	6,217	26,529	12,162

Restructuring charges. In connection with the EWP acquisition, we elected to consolidate our WWR operations through the closure of the Warren facility and through the redeployment of equipment to our other WWR production facilities. Production at the Warren facility ceased in November 2024, and its orders were distributed to our remaining WWR facilities. During the three months ended June 28, 2025, we agreed to sell the Warren facility for net consideration of $4.9 million. As a result, we determined the carrying value of the Warren facility recorded in assets held for sale exceeded its fair value, less estimated costs to sell, as of June 28, 2025, and recorded an impairment of $0.5 million within restructuring charges for the three- and nine-month periods ended June 28, 2025. The facility is classified as assets held for sale within other assets on our consolidated balance sheet. Following is a summary of the restructuring activity during the three- and nine-month periods ended June 28, 2025:

	Employee	Equipment	Facility
	Separation Costs	Relocation Costs	Closure Costs	Asset Impairments	Total
(In thousands)
Restructuring charges, net	$192	$-	$212	$270	$674
Cash payments	(138)	-	(137)	-	(275)
Non-cash charges	-	-	-	(270)	(270)
Liability as of December 28, 2024	54	-	75	-	129
Restructuring charges, net	59	45	123	217	444
Cash payments	(103)	(17)	(143)	-	(263)
Non-cash charges	-	-	-	(217)	(217)
Liability as of March 29, 2025	10	28	55	-	93
Restructuring charges, net	-	268	105	408	781
Cash payments	-	(222)	(93)	-	(315)
Non-cash charges	-	-	-	(408)	(408)
Liability as of June 28, 2025	$10	$74	$67	$-	$151

As of June 28, 2025, we recorded a liability of $151,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $0.4 million of additional restructuring charges for equipment relocation and facility closure costs through the first fiscal quarter of 2026.

Acquisition costs. Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred. During the three- and nine-month periods ended June 28, 2025, we recorded $27,000 and $279,000, respectively, of acquisition-related costs associated with the EWP Acquisition for accounting, legal and other professional fees.

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

Following is a summary of our final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Inventories	$404
Property, plant and equipment	1,812
Intangible assets:
Customer relationships	785
Non-competition agreement	30
Total assets acquired	$3,031

Liabilities assumed:
Total liabilities assumed	$-
Net assets acquired	3,031
Purchase price	5,116
Goodwill	$2,085

In connection with the OWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships and 5.0 years for a non-competition agreement. Certain measurement period adjustments were recorded in the nine-month period ended June 28, 2025, due to the receipt of additional information, regarding the facts and circumstances that existed as of the acquisition date, reducing the purchase price allocation to property, plant, and equipment and increasing goodwill by $0.9 million. This adjustment did not have a material impact on net earnings. Goodwill, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the OWP acquisition, the net sales resulting from this acquisition were managed through our existing WWR facilities and cannot be quantified separately because of our integration efforts. Additionally, we are unable to prepare pro forma financial information due to the unavailability of certain historical financial data. Disclosing this information is considered impractical, and it would not significantly differ from the results presented in our consolidated financial statements for the three- and nine-month periods ending June 28, 2025, and June 29, 2024.

Restructuring charges. In connection with the OWP Acquisition, we elected to consolidate our WWR operations through the redeployment of OWPs equipment and inventory to our other facilities. Following is a summary of the restructuring activity during the three- and nine-month periods ended June 28, 2025:

	Equipment	Facility	Asset
	Relocation Costs	Closure Costs	Impairments	Total
(In thousands)
Restructuring charges, net	$-	$19	$3	$22
Cash payments	-	(8)	-	(8)
Non-cash charges	-	-	(3)	(3)
Liability as of December 28, 2024	-	11	-	11
Restructuring charges, net	33	82	103	218
Cash payments	(11)	(80)	-	(91)
Non-cash charges	-	-	(103)	(103)
Liability as of March 29, 2025	22	13	-	35
Restructuring charges, net	(1)	63	-	62
Cash payments	(21)	(52)	-	(73)
Non-cash charges	-	-	-	-
Liability as of June 28, 2025	$-	$24	$-	$24

As of June 28, 2025, we recorded a liability of $24,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $0.2 million of additional restructuring charges for equipment relocation and facility closure costs through the first fiscal quarter of 2026.

Acquisition costs. There were no acquisition-related costs recorded during the three-month period ended June 28, 2025. During the nine-month period ended June 28, 2025, we recorded $46,000 of acquisition-related costs associated with the OWP Acquisition for accounting, legal and other professional fees.

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

Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Welded wire reinforcement	$117,691	$84,486	$300,165	$223,038
Prestressed concrete strand	62,195	61,289	170,097	171,856
Total	$179,886	$145,775	$470,262	$394,894

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of June 28, 2025, and September 28, 2024.

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

As of June 28, 2025, and September 28, 2024, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of June 28, 2025:
Current assets:
Cash equivalents	$53,368	$53,368	$-
Other assets:
Cash surrender value of life insurance policies	13,183	-	13,183
Total	$66,551	$53,368	$13,183

As of September 28, 2024:
Current assets:
Cash equivalents	$111,146	$111,146	$-
Other assets:
Cash surrender value of life insurance policies	12,610	-	12,610
Total	$123,756	$111,146	$12,610

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

As of June 28, 2025, and September 28, 2024, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets that were acquired from EWP, OWP and assets classified as held for sale during the three- and nine-month periods ended June 28, 2025 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of June 28, 2025:
Customer relationships	18.7	$21,455	$(6,307)	$15,148
Developed technology and know-how	20.0	1,800	(975)	825
Non-competition agreements	4.1	990	(218)	772
Trade name	1.0	350	(241)	109
Patents	7.0	200	(20)	180
		$24,795	$(7,761)	$17,034

As of September 28, 2024:
Customer relationships	17.1	$9,870	$(5,427)	$4,443
Developed technology and know-how	20.0	1,800	(908)	892
Non-competition agreements	5.0	60	(54)	6
		$11,730	$(6,389)	$5,341

Amortization expense for intangibles was $480,000 and $188,000 for the three-month periods ended June 28, 2025, and June 29, 2024, respectively, and $1.4 million and $562,000 for the nine-month periods ended June 28, 2025, and June 29, 2024, respectively. Amortization expense for the next five years is $481,000 in 2025, $1.6 million in 2026, $1.3 million in 2027, $1.3 million in 2028, $1.1 million in 2029 and $11.2 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2025, the shareholders of the Company approved the 2025 Equity Incentive Plan of Insteel Industries Inc. (the “2025 Plan”), which authorizes the issuance of up to 800,000 shares of our common stock, plus any shares remaining available for grant under the 2015 Equity Incentive Plan of Insteel Industries Inc. (as amended, the “2015 Plan”) as of the effective date of the 2025 Plan and any shares subject to an award granted under the 2015 Plan which are forfeited, cancelled, terminated, lapsed or expired without the issuance of shares. The 2025 Plan, which expires on February 10, 2035, replaces the 2015 Plan, which expired on February 17, 2025. As of June 28, 2025, there were 979,000 shares of our common stock available for future grants under the 2025 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under these plans generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $131,000 and $204,000 for the three-month periods ended June 28, 2025, and June 29, 2024, respectively, and $828,000 and $797,000 for the nine-month periods ended June 28, 2025, and June 29, 2024, respectively. As of June 28, 2025, there was $595,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.97 years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 28, 2024	466	$31.03
Granted	58	31.45
Exercised	(18)	28.20		$156
Outstanding at June 28, 2025	506	31.18	6.72	3,538

Vested and anticipated to vest in the future at June 28, 2025	495	31.16	6.66	3,470

Exercisable at June 28, 2025	304	30.62	5.31	2,374

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under our equity incentive plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $296,000 and $304,000 for the three-month periods ended June 28, 2025, and June 29, 2024, respectively, and $1.3 million and $1.1 million for the nine-month periods ended June 28, 2025, and June 29, 2024, respectively.

As of June 28, 2025, there was $1.3 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.36 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 28, 2024	119	$32.96
Granted	48	31.45
Vested	(24)	36.51
Balance, June 28, 2025	143	31.85

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 23.4% for the nine-month period ended June 28, 2025, compared with 23.9% for the nine-month period ended June 29, 2024. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant or discrete items related specifically to interim periods.

Deferred income taxes. As of June 28, 2025, and September 28, 2024, we recorded a deferred tax liability (net of valuation allowance) of $11.1 million and $11.6 million, respectively, in other liabilities on our consolidated balance sheets. We have $2.4 million of state net operating loss carryforwards (“NOLs”) that expire between 2031 and 2040.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of June 28, 2025, and September 28, 2024, we recorded a valuation allowance of $112,000 and $149,000, respectively, pertaining to deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of June 28, 2025, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We file U.S. federal, state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2019 remain subject to examination.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

Net periodic pension cost for the SRBAs consists of the following components included in selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2025	2024	2025	2024
Interest cost	$151	$147	$453	$442
Service cost	69	63	207	189
Net periodic pension cost	$220	$210	$660	$631

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 28, 2025, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10% plus, in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of June 28, 2025, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of June 28, 2025, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $12,000 for each of the three-month periods ended June 28, 2025, and June 29, 2024, and $38,000 for each of the nine-month periods ended June 28, 2025, and June 29, 2024.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net earnings	$15,159	$6,565	$26,470	$14,636

Basic weighted average shares outstanding	19,476	19,500	19,485	19,502
Dilutive effect of stock-based compensation	77	68	59	77
Diluted weighted average shares outstanding	19,553	19,568	19,544	19,579

Net earnings per share:
Basic	$0.78	$0.34	$1.36	$0.75
Diluted	$0.78	$0.34	$1.35	$0.75

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 37,000 and 40,000 shares for the three-month periods ended June 28, 2025, and June 29, 2024, respectively, and 77,000 and 34,000 shares for the nine-month periods ended June 28, 2025, and June 29, 2024, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $224,000 or 6,402 shares and $994,000 or 30,164 shares of its common stock during the three-month periods ended June 28, 2025, and June 29, 2024, respectively, and $2.0 million or 67,793 shares and $1.8 million or 58,099 shares of its common stock during the nine-month periods ended June 28, 2025, and June 29, 2024, respectively. As of June 28, 2025, there was $17.4 million remaining available for future share repurchases under this Authorization.

(13) Other Financial Data

Balance sheet information:

	June 28,	September 28,
(In thousands)	2025	2024
Accounts receivable, net:
Accounts receivable	$83,854	$58,689
Less allowance for credit losses	(590)	(381)
Total	$83,264	$58,308

Inventories:
Raw materials	$62,401	$36,782
Work in process	8,847	6,139
Finished goods	47,923	45,919
Total	$119,171	$88,840

Other current assets:
Prepaid insurance	$4,219	$4,503
Income taxes receivable	292	1,357
Other	2,931	2,748
Total	$7,442	$8,608

Other assets:
Cash surrender value of life insurance policies	$13,183	$12,610
Assets held for sale	4,945	-
Right-of-use asset	4,124	1,703
Capitalized financing costs, net	87	125
Other	139	194
Total	$22,478	$14,632

Property, plant and equipment, net:
Land and land improvements	$17,543	$15,333
Buildings	64,158	60,014
Machinery and equipment	240,256	227,232
Construction in progress	2,080	4,279
	324,037	306,858
Less accumulated depreciation	(192,954)	(181,318)
Total	$131,083	$125,540

Accrued expenses:
Salaries, wages and related expenses	$8,252	$3,448
Income taxes	2,409	-
Operating lease liability	1,846	877
Customer rebates	1,704	1,895
Property taxes	1,414	1,987
Deferred compensation	370	433
State sales and use taxes	52	227
Sales allowance reserves	10	521
Other	244	159
Total	$16,301	$9,547

Other liabilities:
Deferred compensation	$12,617	$12,217
Deferred income taxes	11,094	11,635
Operating lease liability	2,248	811
Total	$25,959	$24,663

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	June 28,		June 29,	June 28,		June 29,
	2025	Change	2024	2025	Change	2024

Net sales	$179,886	23.4%	$145,775	$470,262	19.1%	$394,894
Gross profit	30,772	100.0%	15,388	64,830	73.5%	37,373
Percentage of net sales	17.1%		10.6%	13.8%		9.5%
Selling, general and administrative expense	$10,607	34.6%	$7,879	$29,294	32.4%	$22,121
Percentage of net sales	5.9%		5.4%	6.2%		5.6%
Restructuring charges, net	$843	N/M	$-	$2,201	N/M	$-
Acquisition costs	27	N/M	-	325	N/M	-
Interest income	(472)	(62.1% )	(1,245)	(1,574)	(61.1% )	(4,051)
Effective income tax rate	23.3%		24.7%	23.4%		23.9%
Net earnings	$15,159	130.9%	$6,565	$26,470	80.9%	$14,636

"N/M" = not meaningful

Third Quarter of Fiscal 2025 Compared to Third Quarter of Fiscal 2024

Net Sales

Net sales for the third quarter of 2025 increased 23.4% to $179.9 million from $145.8 million in the prior year quarter, reflecting an 11.7% increase in average selling prices and a 10.5% increase in shipments. The increase in average selling prices was driven by price increases implemented to recover the escalation in raw material costs. The increase in shipments was primarily due to incremental volume generated from our acquisitions completed earlier in the year and improved demand in our construction end markets.

Gross Profit

Gross profit for the third quarter of 2025 increased 100.0% to $30.8 million, or 17.1% of net sales, from $15.4 million, or 10.6% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($16.1 million) and an increase in shipments ($1.7 million) partially offset by higher manufacturing costs ($2.4 million). The increase in spreads was driven by higher average selling prices ($17.9 million) partially offset by an increase in freight expense ($1.0 million) and higher raw material costs ($780,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2025 increased 34.6% to $10.6 million, or 5.9% of net sales, from $7.9 million, or 5.4% of net sales, in the prior year quarter primarily due to higher compensation expense ($2.7 million) and amortization expense associated with intangible assets ($292,000) partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($487,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year quarter. The increase in amortization expense was primarily attributed to the intangible assets that were acquired in connection with our first quarter acquisitions. The cash surrender value of life insurance policies increased $458,000 in the current year quarter compared with a decrease of $29,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Restructuring Charges, Net

Restructuring charges of $843,000 were incurred in the third quarter of 2025 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Restructuring charges included $408,000 for asset impairment charges, $267,000 for equipment relocation costs and $168,000 for facility closure costs.

Interest Income

Interest income decreased $773,000 from the prior year quarter due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the third quarter of 2025 decreased to 23.3% from 24.7% for the prior year quarter primarily due to changes in state income taxes treated as discrete in the prior year period.

Net Earnings

Net earnings for the third quarter of 2025 increased to $15.2 million ($0.78 per share) from $6.6 million ($0.34 per share) in the prior year quarter primarily due to the increase in gross profit partially offset by higher SG&A expense, restructuring charges and lower interest income.

First Nine Months of Fiscal 2025 Compared to First Nine Months of Fiscal 2024

Net Sales

Net sales for the first nine months of 2025 increased 19.1% to $470.3 million from $394.9 million in the prior year period, reflecting a 16.5% increase in shipments and a 2.2% increase in average selling prices. The increase in shipments was driven by increased demand in our construction end markets compared to the prior year and the incremental volume generated from our current year acquisitions. The increase in average selling prices was driven by price increases implemented to recover the escalation in raw material costs.

Gross Profit

Gross profit for the first nine months of 2025 increased 73.5% to $64.8 million, or 13.8% of net sales, from $37.4 million, or 9.5% of net sales, in the prior year period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($19.3 million), an increase in shipments ($6.8 million) and other material costs and adjustments ($3.3 million) partially offset by higher manufacturing costs ($2.0 million). The increase in spreads was driven by lower raw material costs ($13.0 million) and higher average selling prices ($7.3 million) partially offset by an increase in freight expense ($1.0 million).

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2025 increased 32.4% to $29.3 million, or 6.2% of net sales, from $22.1 million, or 5.6% of net sales, in the prior year period primarily due to higher compensation expense ($4.9 million), the relative year-over-year change in the cash surrender value of life insurance policies ($877,000), higher amortization expense associated with intangible assets ($810,000) and an increase in employee benefit expense ($485,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year period. The cash surrender value of life insurance policies increased $152,000 in the current year period compared to $1.0 million in the prior year period due to the corresponding changes in the value of the underlying investments. The increase in amortization expense was primarily attributed to the intangible assets that were acquired in connection with our first quarter acquisitions. The increase in employee benefit expense was primarily related to higher employee health insurance expense in the current year period.

Restructuring Charges, Net

Restructuring charges of $2.2 million were incurred in the first nine months of 2025 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Restructuring charges included $1.0 million for asset impairment charges, $604,000 for facility closure costs, $345,000 for equipment relocation costs and $251,000 for employee separation costs.

Acquisition Costs

Acquisition costs of $325,000 were incurred in the first nine months of 2025 for legal, accounting and other professional fees related to the EWP Acquisition and the OWP Acquisition.

Interest Income

Interest income decreased $2.5 million due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the first nine months of 2025 decreased to 23.4% from 23.9% for the prior year period primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the first nine months of 2025 increased to $26.5 million ($1.35 per diluted share) from $14.6 million ($0.75 per share) in the prior year period primarily due to the increase in gross profit partially offset by higher SG&A expense, lower interest income, restructuring charges and acquisition costs.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Nine Months Ended
	June 28,	June 29,
	2025	2024
Net cash provided by operating activities	$44,170	$41,978
Net cash used for investing activities	(78,811)	(17,874)
Net cash used for financing activities	(23,232)	(52,029)

Net working capital	173,817	212,409
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$356,208	$346,015
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$356,208	$346,015

Operating Activities

Operating activities provided $44.2 million of cash during the first nine months of 2025 primarily from net earnings adjusted for non-cash items partially offset by a net increase in working capital. Working capital, net of adjustments for assets and liabilities acquired, used $0.2 million of cash due to a $24.9 million increase in accounts receivable and a $17.9 million increase in inventories partially offset by a $42.6 million increase in accounts payable and accrued expenses. The increase in accounts receivable was largely driven by higher average selling prices combined with an increase in shipments. The increase in inventories was the result of higher raw material purchases near the end of the period together with higher average unit costs. The increase in accounts payable and accrued expenses was related to higher raw material purchases near the end of the period, higher unit costs and an increase in accrued salaries, wages and related expenses.

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

Investing Activities

Investing activities used $78.8 million of cash during the first nine months of 2025 compared to $17.9 million during the prior year period primarily due to the EWP Acquisition ($67.0 million) and the OWP Acquisition ($5.1 million) partially offset by lower capital expenditures ($11.0 million). Capital expenditures decreased to $6.5 million from $17.5 million in the prior year period and are expected to total up to approximately $11.0 million for fiscal 2025. Capital expenditures for fiscal 2025 are to support costs and productivity initiatives as well as recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $23.2 million of cash during the first nine months of 2025 compared to $52.0 million during the prior year period. During the first nine months of 2025, $21.2 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividends totaling $1.8 million, or $0.09 per share) and $2.0 million for the repurchase of common stock. During the first nine months of 2024, $50.4 million of cash was used for dividend payments (including a special dividend of $48.6 million, or $2.50 per share, and regular quarterly dividends totaling $1.8 million, or $0.09 per share) and $1.8 million for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 28, 2025, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor rates, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first nine months of 2025, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the period. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2024 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2024 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2024 Annual Report for further information regarding our critical accounting policies and estimates. As of June 28, 2025, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2024 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we enter the fourth quarter of fiscal 2025, we remain confident in our business outlook. Demand for our reinforcing products has improved, and recent acquisitions are making a meaningful contribution to our performance. Customer sentiment remains positive, even as broader macroeconomic indicators for construction suggest a more cautious environment. In the near term, we expect favorable conditions to support increased shipments, improved operating rates, and lower unit manufacturing costs across our facilities. Looking ahead, the outlook for public nonresidential construction remains strong, supported by ongoing federal investment through the Infrastructure Investment and Jobs Act, which is expected to drive elevated project activity through the remainder of 2025 and beyond.

As noted last quarter, a positive development from the Trump Administration’s recent trade actions was the expansion of Section 232 tariffs to include derivative steel products such as PC strand, helping to mitigate the impact of low-priced PC strand imports that have challenged the U.S. market since 2018. The Administration’s unexpected decision in June to double the tariff to 50% provides further support in leveling the competitive playing field, although the basis for calculating the tariff has changed and the Section 232 steel tariff will apply only to the “steel content” of the tariffed product. There is considerable ambiguity surrounding the language and intent of the Executive Order that needs to be resolved by the Administration. Higher tariffs together with recent reductions in domestic wire rod capacity, have tightened North American supply and added upward pressure on raw material costs. Looking ahead, we are closely monitoring the evolving trade landscape which could affect offshore purchases of capital equipment, spare parts, and operating supplies. Given this uncertainty, we remain focused on disciplined pricing strategies and active management of our tariff exposure, to the extent we can forecast tariff exposure. The sharp escalation in costs we have experienced for raw materials and other operating inputs will require our industry to increase selling prices to recover higher costs. We believe we will be successful in this effort.

Regardless of the market dynamics, we continue to focus on those factors we control, including closely managing and controlling our expenses; realizing synergies from our recent acquisitions; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our operating costs; and pursuing further improvements in the productivity and effectiveness of all our manufacturing, selling and administrative activities. We also expect increasing contributions from the substantial investments we have made in our facilities in recent years and expect to continue to make in the form of reduced operating costs and additional capacity to support future growth. Looking ahead, we will continue to evaluate acquisition opportunities that enhance our presence in markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2025, a 10% increase in the price of wire rod would have resulted in a $27.0 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of June 28, 2025, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 28, 2025.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 28, 2025. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended June 28, 2025, there have been no material changes from the risk factors set forth under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, and Part I, Item 1A. “Risk Factors” in our 2024 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report, our Quarterly Report for the quarter ended March 29, 2025, and in our 2024 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended June 28, 2025.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program

For the three months ended June 28, 2025

March 30, 2025 - May 3, 2025	1,200	$32.85	1,200	$17,608 (1)
May 4, 2025 - May 31, 2025	5,102	35.46	5,102	$17,427 (1)
June 1, 2025 - June 28, 2025	100	34.82	100	$17,423 (1)
	6,402		6,402

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 12 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 28, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries Inc. for the quarter ended June 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended June 28, 2025, and June 29, 2024, (ii) the Consolidated Balance Sheets as of June 28, 2025, and September 28, 2024, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 28, 2025, and June 29, 2024, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 28, 2025, and June 29, 2024, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC.
Registrant

Date: July 17, 2025	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)