Form 10-K
period 2025-09-27
INSTEEL INDUSTRIES INC
filed 2025-10-23
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2025

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

As of March 29, 2025 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $395,839,759 based upon the closing sale price as reported on the New York Stock Exchange. As of October 21, 2025, there were 19,416,462 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2026 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

PART IV

Item 15.	Exhibits, Financial Statement Schedules	52

Item 16.	Form 10-K Summary	52

SIGNATURES		55

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

PART I

Item 1. Business

General

Insteel Industries Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold mainly to manufacturers of concrete products that are used primarily in nonresidential construction. For fiscal 2025, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

Insteel is the parent holding company for two wholly-owned subsidiaries, Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer in our industry; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our footprint. Headquartered in Mount Airy, North Carolina, we operate eleven manufacturing facilities that are all located in the U.S. in close proximity to our customers and raw material suppliers. Our growth strategy is focused on organic opportunities as well as strategic acquisitions in existing or related markets that leverage our infrastructure and core competencies in the manufacture and marketing of concrete reinforcing products.

On October 21, 2024, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets, other than cash and accounts receivable, of Engineered Wire Products, Inc. (“EWP”) and certain related assets of Liberty Steel Georgetown, Inc. (“LSG”) for an adjusted purchase price of $67.0 million (the “EWP Acquisition”). EWP was a leading manufacturer of WWR products for use in nonresidential and residential construction. We acquired EWP’s inventories, production equipment, production facilities located in Upper Sandusky, Ohio and Warren, Ohio and certain equipment from LSG. Subsequent to the acquisition, we elected to consolidate our WWR operations with the closure of the Warren facility and relocation of certain equipment to our existing WWR facilities.

On November 26, 2024, we, through our wholly-owned subsidiary, IWP, purchased certain assets of O’Brien Wire Products of Texas, Inc. (“OWP”) for a purchase price of $5.1 million (the “OWP Acquisition”). OWP was a manufacturer of WWR products for use in nonresidential and residential construction. We acquired certain of OWP’s inventories and all of OWP’s production equipment. Subsequent to the acquisition, we elected to consolidate our WWR operations with the relocation of certain acquired equipment from OWP to our existing WWR facilities.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2025, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases, we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any single customers that represented 10% or more of our net sales in fiscal years 2025, 2024 or 2023. The loss of a single customer or a few customers would not have a material adverse impact on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2025 will be shipped during the first quarter of fiscal 2026.

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

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity, and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. U.S. government trade policies and trade actions by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2025 and 2024 represented approximately 27% and 15%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

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

Selling prices for our products tend to be correlated with changes in wire rod prices. However, the timing and magnitude of the relative price changes vary depending upon market conditions and competitive factors. Ultimately, the relative supply - demand balance in our markets and competitive dynamics determine whether our margins expand or contract during periods of rising or falling wire rod prices.

Competition

We are the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Our markets are highly competitive based on price, quality and service. Some of our competitors, such as Wire Mesh Corporation, Nucor Corporation and Oklahoma Steel and Wire, are vertically integrated companies that produce both wire rod and concrete reinforcing products and offer multiple product lines over broad geographic areas. Other competitors are smaller independent companies that offer limited competition in certain markets. Our primary competitors for WWR products are Wire Mesh Corporation, Concrete Reinforcements, Inc., National Wire Products, Davis Wire Corporation and Oklahoma Steel & Wire Co., Inc. Our primary competitors for PC strand are Sumiden Wire Products Corporation and Wire Mesh Corporation. Import competition is also a significant factor in certain segments of the PC strand and SWWR markets that are not subject to “Buy America” requirements.

In response to illegally traded import competition from offshore PC strand suppliers, we have pursued antidumping and countervailing duty trade cases. In 2003, we joined together with a coalition of domestic PC strand producers and filed petitions with the U.S. Department of Commerce (the “DOC”) alleging that imports of PC strand from Brazil, India, Korea, Mexico and Thailand were being “dumped” or sold in the U.S. at a price that was lower than fair value and had injured the domestic PC strand industry. The DOC ruled in our favor and imposed anti-dumping duties ranging from 12% up to 119%, which had the effect of limiting the participation of these countries in the domestic market. In 2010, we joined together with a coalition of domestic PC strand producers and filed petitions with the DOC alleging that imports of PC strand from China were being “dumped” or sold in the U.S. at a price that was lower than fair value and that subsidies were being provided to Chinese PC strand producers by the Chinese government, both of which had injured the domestic PC strand industry. The DOC ruled in our favor and imposed final countervailing duty margins ranging from 9% to 46% and anti-dumping margins ranging from 43% to 194%, which had the effect of limiting the continued participation of Chinese producers in the domestic market. In 2020, we joined two other domestic PC strand producers and filed anti-dumping petitions against Argentina, Colombia, Egypt, Indonesia, Italy, Malaysia, Netherlands, Saudi Arabia, South Africa, Spain, Taiwan, Tunisia, Turkey, Ukraine and the United Arab Emirates. In January 2021, with respect to eight countries, and in April 2021, with respect to seven countries, the DOC ruled in our favor and imposed anti-dumping duties ranging from 4% to 194%, which had the effect of limiting the participation of these countries in the domestic market. Additionally, in 2020, we and four other domestic producers of SWWR filed anti-dumping petitions against Mexico following its violation of U.S. trade laws. In July 2021, the DOC ruled in our favor and imposed final countervailing duty margins ranging from 23% to 110%, which had the effect of limiting the continued participation of Mexican producers in the domestic market.

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

As of September 27, 2025, we had 1,007 employees, all of whom are located in the United States and approximately 60 of whom are represented by a labor union. We have a collective bargaining agreement in place with the union that expires on February 28, 2027. In the event of production disruptions, we believe that our contingency plans would enable us to continue serving our customers, although there can be no assurances that a work slowdown or stoppage would not adversely impact our operating costs and financial results.

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

We aim to foster a positive and engaging work environment that adapts to changing employee expectations, including offering flexible work arrangements beyond the traditional full-time schedule. These efforts help us attract a wider range of qualified candidates. Additionally, we participate in community outreach initiatives designed to expand access to employment opportunities and strengthen our talent pipeline.

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

Governmental Regulation and Environmental Matters

We are subject to federal, state and local laws and regulations in the United States that could affect our business, including regulations relating to generating emissions, water discharges, waste and workplace safety. We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements on us and which could negatively impact our operating results. See “Item 1A. Risk Factors.” We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2026.

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

Our financial results can also be significantly impacted if raw material supplies are inadequate to satisfy our purchasing requirements. For example, U.S. government trade policies and trade actions by domestic wire rod producers against other countries can significantly impact the availability and cost of imported wire rod. The imposition of tariffs, quotas or anti-dumping or countervailing duty margins by the U.S. government against exporting countries can have the effect of reducing or eliminating their competitiveness and participation in the domestic market. If we were unable to obtain adequate and timely delivery of our raw material requirements, we may be unable to manufacture sufficient quantities of our products or operate our manufacturing facilities in an efficient manner, which could result in lost sales and higher operating costs. Because tight market conditions typically affect the entire industry, during past periods of short raw material supply, margins and profitability have been favorably impacted due to curtailed availability of PC strand and WWR that supported higher average selling prices. However, there is no assurance that future short supply conditions in raw material markets would result in similar outcomes. Market responses to supply constraints are inherently unpredictable and may vary based on competitive dynamics, customer demand and broader economic conditions.

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

Presidential actions increasing tariffs on steel and aluminum could materially and adversely affect our business, financial results and cash flows.

The Section 232 tariff on steel and aluminum was recently increased to 50% from 25%.  As a derivative steel product, PC strand is also subject to a 50% tariff rate on the steel portion of the product.  Tariffs beyond those imposed under Section 232 on steel and aluminum products could increase the costs of other inputs, including consumables, equipment and components. Although we seek to adjust selling prices to offset higher input costs, competitive dynamics, the level of construction activity and customer inventory rebalancing may limit our ability to pass through such increases on a timely basis or in full. In weaker market environments, our margins could be compressed if rising costs outpace realized price increases, which could adversely affect our business, financial results and cash flows.

U.S. trade policy remains uncertain, and future changes to tariffs rates, coverage or enforcement could further impact our sourcing, pricing and end-market demand. The scope, duration and economic effects of these policies are unpredictable and cannot be mitigated through planning.

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

Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor and to provide healthcare and other benefits to our employees could increase, adversely impacting profitability. Labor market shortages continue to impact the availability and competition for qualified workers, which has increased costs associated with attracting and retaining employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Additionally, employee turnover could result in lost time due to inefficiencies and the need for additional training, which could impact our operating results. Changes to healthcare regulations may also increase the cost of providing such benefits to our employees. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation or related proposals and policies on our results. Any significant increases in the costs attributable to our self-insured health and workers’ compensation plans could adversely impact our business, results of operations, financial condition and cash flows.

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

Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade. Such events may also cause customers and end-users to reduce, delay or forego spending on projects involving our products, which could negatively affect demand for our products and our business, financial condition and results of operations and liquidity. In addition, these conditions could increase the cost of production, including the cost of machinery, spare parts and other materials used in manufacturing our products, further pressuring margins and adversely impacting our operating performance.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Persistent inflationary trends have led to increased costs across key operational inputs, including labor, energy, operating supplies and raw materials. If we are unable to pass these increases in costs to our customers it could adversely affect our business, financial condition and results of operations by increasing our overall cost structure. Additionally, our ability to recover the cost increases through price increases may lag our cost increases, which could negatively impact our margins.

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of raw materials, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Additionally, we have facilities located in areas that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities and inventory as well as business interruption caused by such events. Furthermore, production and shipment levels for our business correlate with construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions. Periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products and delay shipments of our products to customers, which can significantly affect our business, financial condition and results of operations.

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

Our operations are capital intensive and require substantial recurring expenditures for the routine maintenance of our equipment and facilities. Although we expect to finance our business requirements through internally generated funds or from borrowings under our $100.0 million revolving credit facility, we cannot provide any assurances that these resources will be sufficient to support our business. A material adverse change in our operations or financial condition could limit our ability to borrow funds under our credit facility, which could further adversely impact our liquidity and financial condition. Any significant future acquisitions could require additional financing from external sources that may not be available on favorable terms, which could adversely impact our growth, operations, financial condition and results of operations.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2025 our common stock traded as high as $41.64 and as low as $22.49. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results. Many of the factors listed above are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our business, financial condition or results of operations.

We are increasingly dependent on information technology systems that are susceptible to certain risks, including cybersecurity breaches and data leaks, which could adversely impact our business.

Our increasing reliance on technology systems and infrastructure, some of which are managed by third parties, heightens our potential vulnerability to system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems pose risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, not limited to cloud-based computing and mobile devices, there are additional risks of unintentional data leaks. Cyber threats are continually evolving as threat actors may adopt new and sophisticated tools used in multifaceted attacks, including the potential use of artificial intelligence to engage in automated and targeted attacks. There is also the risk of theft of confidential information, intentional vandalism, industrial espionage and a variety of cyber-attacks that could compromise our internal technology system and infrastructure or result in data leaks in-house or at our third-party providers and business partners.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, tabletop exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system safeguards could increase significantly to keep pace with increasingly frequent, complex and sophisticated global cyber threats. While we believe that we have taken reasonable steps to protect the Company from cybersecurity risks and security breaches, there can be no assurance that such events will not occur or that our security protocols and procedures will be adequate to prevent significant damage, system failure or data loss. The same is true for our partners, suppliers, vendors and other third parties on whom we rely. Failures of technology or related systems, cybersecurity incidents or improper release of confidential information could adversely impact our business or subject us to unexpected liabilities, expenditures and recovery time. Additionally, an unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement. Regardless of the merits and ultimate outcome of these matters, we may be required to devote time and expense to their resolution.

In addition, the increase in the number and the scope of data privacy breaches has increased regulatory and industry focus on cybersecurity requirements and heightened data privacy industry practices. New regulation, evolving industry standards and the interpretation of both may cause us to incur additional expense in complying with any new data privacy requirements. We could also become the subject of regulatory action or litigation from our customers, employees, suppliers, service providers and shareholders, which could damage our reputation, require significant expenditures of capital and other resources and cause us to lose business. As a result, the failure to maintain the integrity of and protect customer or supplier data or our confidential internal data could have a material adverse effect on our business, operating results and financial condition.

Our financial results could be adversely impacted by the impairment of goodwill.

Our balance sheet includes intangible assets, including goodwill and other separately identifiable assets related to current and prior acquisitions, and we may acquire additional intangible assets in connection with future acquisitions. We are required to review goodwill for impairment on an annual basis or more frequently if certain indicators of permanent impairment arise such as, among other things, a decline in our stock price and market capitalization or a reduction in our projected operating results and cash flows. If our review indicates that goodwill has been impaired, the impaired portion would have to be written off during that period which could adversely impact our business and financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

As a component of and integrated into our overall risk management strategy and system, we maintain a cybersecurity risk management program designed to assess, identify, manage and protect our information systems and data from unauthorized access, use, disclosure, disruption, modification or destruction. Our program is based on applicable industry frameworks and standards, including those provided by the National Institute of Standards and Technology, and is comprised of core functions to identify, protect, detect, respond to and recover from cybersecurity threats and events. We constantly monitor cybersecurity threats and test the performance and effectiveness of our cybersecurity program, with the assistance of third-party experts, on an annual and ongoing basis. We recognize the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf or have access to our information systems, and the Company has processes in place to oversee and manage these risks. We conduct thorough security assessments of these third-party engagements and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This monitoring includes both annual and ongoing assessments.

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

Governance

Our Information Services Department manages our cybersecurity risk management program which is overseen by the Vice President of Information Services. The Vice President of Information Services has a master’s degree in business administration with a focus on technology and has decades of professional experience in cybersecurity threat assessments and detection, applicable technologies, incident response and employee training. Our Information Services Department includes a team of experienced professionals who have developed an Incident Response Policy that is regularly reviewed and updated. The Incident Response Policy establishes the required steps to assess, respond to and limit the impact of an incident, details tactical and strategic team membership and points of contact related to the response process and provides for escalating notifications to senior executives, including the Chairman of the Board and Chief Executive Officer, depending on the severity of the threat.

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

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. As of September 27, 2025, we operated eleven manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; St. Joseph, Missouri; and Upper Sandusky, Ohio.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
H. O. Woltz III	69	President, Chief Executive Officer and Chairman of the Board
Scot R. Jafroodi	56	Vice President, Chief Financial Officer and Treasurer
Elizabeth C. Southern	44	Vice President Administration, Secretary and Chief Legal Officer
Richard T. Wagner	66	Senior Vice President and Chief Operating Officer
James R. York	67	Senior Vice President, Sourcing and Logistics

H. O. Woltz III, 69, has served as Chief Executive Officer since 1991, as President since 1989 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and has served as Chairman of the Board since 2009. He also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002.

Scot R. Jafroodi, 56, has served as Vice President, Chief Financial Officer and Treasurer since January 2023. Prior to 2023, he served as Vice President, Corporate Controller and Chief Accounting Officer from October 2020. He previously held the role of Corporate Controller and Chief Accounting Officer from February 2007 to October 2020 and Corporate Controller from July 2005 to February 2007. Before joining us, he was a Senior Manager at BDO Seidman, LLP from June 2003 through June 2005 and, prior to that, had been employed for ten years at Deloitte & Touche USA, LLP, most recently as a Senior Manager.

Elizabeth C. Southern, 44, has served as Vice President Administration, Secretary and Chief Legal Officer since June 2023. From 2011 to 2023, she served in various senior management roles with Hanesbrands Inc., a publicly traded apparel company, including Deputy General Counsel and Assistant Secretary and Vice President, Human Resources. Prior to that, Ms. Southern was an associate attorney at Womble Bond Dickinson (US) LLP.

Richard T. Wagner, 66, has served as Senior Vice President, Chief Operating Officer since October 2020 and as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. He joined us in 1992 serving in various other management roles. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

James R. York, 67, has served as Senior Vice President, Sourcing and Logistics since October 2020, and as Vice President, Sourcing and Logistics since joining us in 2018. Prior to Insteel, he served in various senior management roles with Leggett & Platt, a publicly traded manufacturer of diversified engineered products, from 2002 to 2018, including Group President-Rod and Wire Products, Unit President-Wire Products and Unit President-Specialty Products. Mr. York served in a range of leadership positions at Bekaert Corporation, a U.S. subsidiary of N.V. Bekaert A.S. of Belgium, from 1983 to 2002.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “IIIN” and has traded on the NYSE since March 17, 2021. As of October 21, 2025, there were 401 shareholders of record.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors. On November 12, 2024, our Board of Directors approved a special cash dividend of $1.00 per share that was paid on December 13, 2024 to shareholders of record as of November 29, 2024.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of common stock during the quarter ended September 27, 2025:

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
June 29, 2025 - August 2, 2025	1,945	$35.65	1,945	$17,354	(1)
August 3, 2025 - August 30, 2025	6,709	35.58	6,709	17,115	(1)
August 31, 2025 - September 27, 2025	-	-	-	17,115	(1)
	8,654		8,654

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 18 to our consolidated financial statements and incorporated herein by reference.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P 500 Building Products Index for the five years ended September 27, 2025. The graph and table assume that $100 was invested on October 3, 2020 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P 500 Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	October 3, 2020	October 2, 2021	October 1, 2022	September 30, 2023	September 28, 2024	September 27, 2025
Insteel Industries Inc.	$100.00	$219.98	$157.60	$207.28	$212.31	$274.64
Russell 2000	100.00	147.68	112.98	123.07	156.00	172.78
S&P 500 Building Products	100.00	144.86	109.34	146.15	231.87	231.94

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

On October 21, 2024, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets, other than cash and accounts receivable, of EWP and certain related assets of LSG for an adjusted purchase price of $67.0 million. EWP was a leading manufacturer of WWR products for use in nonresidential and residential construction. We acquired EWP’s inventories, production equipment, production facilities located in Upper Sandusky, Ohio and Warren, Ohio and certain equipment from LSG. Subsequent to the acquisition, we elected to consolidate our WWR operations with the closure of the Warren facility and relocation of certain equipment to our existing WWR facilities.

On November 26, 2024, we, through our wholly-owned subsidiary, IWP, purchased certain assets of OWP for a purchase price of $5.1 million. OWP was a manufacturer of WWR products for use in nonresidential and residential construction. We acquired certain of OWP’s inventories and all of OWP’s production equipment. Subsequent to the acquisition, we elected to consolidate our WWR operations with the relocation of certain acquired equipment from OWP to our existing WWR facilities.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations is for the year ended September 27, 2025 compared with the year ended September 28, 2024. Discussions of our financial condition and results of operations for the year ended September 28, 2024 compared to September 30, 2023 that have been omitted under this item can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, which was filed with the SEC on October 24, 2024.

The table below presents a summary of our results of operations for fiscal 2025 and fiscal 2024.

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	September 27,		September 28,
	2025	Change	2024
Net sales	$647,706	22.4%	$529,198
Gross profit	93,438	88.3%	49,632
Percentage of net sales	14.4%		9.4%
Selling, general and administrative expense	$39,002	31.8%	$29,591
Percentage of net sales	6.0%		5.6%
Restructuring charges, net	$2,304	N/M	$-
Acquisition costs	325	N/M	61
Interest income	(2,067)	(62.0% )	(5,433)
Effective income tax rate	23.8%		23.7%
Net earnings	$41,020	112.5%	$19,305

"N/M" = not meaningful

2025 Compared with 2024

Net Sales

Net sales increased 22.4% to $647.7 million in 2025 from $529.2 million in 2024 reflecting a 14.8% increase in shipments and a 6.7% rise in average selling prices. The increase in shipments was primarily due to incremental volume generated from our acquisitions completed earlier in the year and improved demand in our construction end markets. The increase in average selling prices was driven by pricing actions implemented across all product lines to recover higher raw material costs.

Gross Profit

Gross profit increased 88.3% to $93.4 million, or 14.4% of net sales, in 2025 from $49.6 million, or 9.4% of net sales, in 2024. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($36.1 million), higher shipments ($7.8 million) and other material costs and adjustments ($2.8 million), partially offset by higher manufacturing costs ($2.9 million). The increase in spreads was driven by higher average selling prices ($36.3 million) and lower raw material costs ($1.3 million) partially offset by an increase in freight expense ($1.5 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) increased 31.8% to $39.0 million, or 6.0% of net sales, in 2025 from $29.6 million, or 5.6% of net sales, in 2024 primarily due to higher compensation expense ($6.4 million), an increase in amortization expense associated with intangible assets ($1.1 million), the relative year-over-year changes in the cash surrender value of life insurance policies ($1.0 million) and an increase in employee benefit expense ($511,000). The increase in compensation expense was largely driven by higher incentive plan expense due to our improved financial results in the current year. The cash surrender value of life insurance policies increased $452,000 in the current year compared with $1.5 million in the prior year due to the corresponding changes in the value of the underlying investments. The increase in amortization expense was primarily attributed to the intangible assets that were acquired in connection with our first quarter acquisitions. The increase in employee benefit expense was primarily related to higher employee health insurance expense in the current year.

Restructuring Charges, Net

Restructuring charges of $2.3 million were incurred in 2025 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Restructuring charges included $1.0 million for asset impairment charges, $681,000 for facility closure costs, $371,000 for equipment relocation costs and $251,000 for employee separation costs.

Acquisition Costs

Acquisition costs of $325,000 were incurred in 2025 for legal, accounting and other professional fees related to the EWP Acquisition and the OWP Acquisition.

Interest Income

Interest income decreased $3.4 million due to lower average cash balances and interest rates.

Income Taxes

Our effective income tax rate for 2025 increased to 23.8% from 23.7% in 2024 due to changes in book versus tax differences.

Net Earnings

Net earnings increased to $41.0 million ($2.10 per diluted share) in 2025 from $19.3 million ($0.99 per share) in 2024 primarily due to the increase in gross profit partially offset by higher SG&A expense, lower interest income, restructuring charges and acquisitions costs.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash and cash equivalents, cash generated by operating activities and borrowing availability provided under our $100.0 million revolving credit facility (the “Credit Facility”). Our principal capital requirements include funding working capital, capital expenditures, dividends and any share repurchases. As of September 27, 2025, our cash and cash equivalents totaled $38.6 million compared with $111.5 million as of September 28, 2024.

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

Selected Liquidity and Capital Resources Data

(Dollars in thousands)

	Year Ended
	September 27,	September 28,
	2025	2024
Net cash provided by operating activities	$27,163	$58,207
Net cash used for investing activities	(75,674)	(19,637)
Net cash used for financing activities	(24,397)	(52,702)

Cash and cash equivalents	38,630	111,538
Net working capital	195,938	220,260
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$371,532	$350,855
Percentage of total capital	100%	100%
Total capital (total debt + shareholders' equity)	$371,532	$350,855

Operating Activities

Operating activities provided $27.2 million of cash in 2025 primarily from net earnings adjusted for non-cash items partially offset by a net increase in working capital. Working capital used $37.6 million of cash due to a $36.5 million increase in inventories and a $20.4 million increase in accounts receivable partially offset by a $19.3 million increase in accounts payable and accrued expenses. The increase in inventories was the result of higher average unit costs along with higher raw material purchases during 2025. The increase in accounts receivable was largely driven by higher average selling prices combined with an increase in shipments. The increase in accounts payable and accrued expenses was related to higher raw material purchases near the end of the period, higher unit costs, the timing of payments related to raw material purchases and an increase in accrued salaries, wages and related expenses.

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

Investing Activities

Investing activities used $75.7 million of cash in 2025, primarily due to the EWP Acquisition ($67.0 million), the OWP Acquisition ($5.1 million) and capital expenditures ($8.2 million) partially offset by the receipt of proceeds from the sale of assets held for sale ($5.0 million). Investing activities used $19.6 million of cash in 2024 primarily due to capital expenditures ($19.1 million) and an increase in the cash surrender value of life insurance policies ($517,000). Capital expenditures for both years focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements. Capital expenditures are expected to total up to approximately $20.0 million in 2026, including expenditures to support cost and productivity initiatives, as well as recurring maintenance requirements. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $24.4 million of cash in 2025 and $52.7 million of cash in 2024. In 2025, $21.8 million of cash was used for dividend payments (including a special cash dividend of $19.4 million, or $1.00 per share, and regular cash dividends totaling $2.4 million) and $2.3 million for the repurchase of common stock. In 2024, $50.9 million of cash was used for dividend payments (including a special cash dividend of $48.6 million, or $2.50 per share, and regular cash dividends totaling $2.3 million) and $1.8 million for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a Credit Facility that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 27, 2025, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million (see Note 8 to the consolidated financial statements). As of September 28, 2024, there were no borrowings outstanding on the Credit Facility.

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

Contractual Obligations

In addition to our discussion and analysis surrounding our liquidity and capital resources, our contractual obligations and commitments as of September 27, 2025, include:

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

●

Debt Obligations and Interest Payments - See Note 8, “Long-Term Debt,” within our consolidated financial statements for further detail of our debt and the timing of expected future principal and interest payments. As of September 27, 2025, there were no borrowings outstanding.

●	Capital Expenditures – As of September 27, 2025, we had contractual commitments for capital expenditures of $0.9 million.

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

During 2025, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the year. In 2024, wire rod prices increased during the first half of the year but declined in the latter half, primarily due to lower steel scrap costs for wire rod producers and softening demand. Selling prices for our products also decreased throughout 2024, driven by weak market demand, competitive pricing pressures and the impact of low-priced PC strand imports. These factors collectively had a negative impact on our financial performance. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products are uncertain at this time.

Outlook

We enter fiscal 2026 with momentum, supported by operational improvements, recovering raw material availability and contributions from our recent acquisitions. Market conditions remain generally strong and stable, though residential construction continues to lag. Our recent acquisitions have already made meaningful contributions by expanding shipment volumes and strengthening our competitive position in key markets. These acquisitions, together with prior capital investments, are expected to continue driving value in the year ahead. Public nonresidential construction is expected to remain strong, supported by ongoing federal investment under the Infrastructure Investment and Jobs Act, which should sustain elevated project activity through fiscal 2026. At the same time, we are closely monitoring broader macroeconomic conditions which could weigh on customer sentiment and demand in the near term. Nevertheless, we remain cautiously optimistic about the outlook for fiscal 2026 and are confident in our long-term strategy.

Regardless of the market dynamics, we remain focused on the factors within our control. This includes disciplined expense management, capturing synergies from recent acquisitions and proactively aligning production schedules with evolving demand to optimize operating efficiency. We are also driving continuous improvements across our manufacturing, sales and administrative functions to enhance productivity and effectiveness. We expect increasing contributions from the substantial investments we have made in our facilities in recent years and expect to continue to make in the form of reduced operating costs and additional capacity to support future growth. Looking ahead, we will continue to evaluate acquisition opportunities that enhance our presence in markets we currently serve or expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in the strength of home markets, foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2025 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $37.5 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of September 27, 2025, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of September 27, 2025. During 2025, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Net sales	$647,706	$529,198	$649,188
Cost of sales	554,268	479,566	583,790
Gross profit	93,438	49,632	65,398
Selling, general and administrative expense	39,002	29,591	30,685
Restructuring charges, net	2,304	-	-
Acquisition costs	325	61	-
Other expense (income), net	17	37	(3,423)
Interest expense	52	89	87
Interest income	(2,067)	(5,433)	(3,706)
Earnings before income taxes	53,805	25,287	41,755
Income taxes	12,785	5,982	9,340
Net earnings	$41,020	$19,305	$32,415

Net earnings per share:
Basic	$2.11	$0.99	$1.66
Diluted	2.10	0.99	1.66

Cash dividends declared	1.12	2.62	2.12

Weighted average shares outstanding:
Basic	19,484	19,502	19,504
Diluted	19,558	19,575	19,566

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023

Net earnings	$41,020	$19,305	$32,415

Adjustment to defined benefit plan liability, net of income taxes of ($182), $103 and ($219), respectively	572	(325)	694
Other comprehensive income (loss)	572	(325)	694

Comprehensive income	$41,592	$18,980	$33,109

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 27,	September 28,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$38,630	$111,538
Accounts receivable, net	78,719	58,308
Inventories	137,776	88,840
Other current assets	6,822	8,608
Total current assets	261,947	267,294
Property, plant and equipment, net	128,691	125,540
Intangibles, net	16,553	5,341
Goodwill	37,755	9,745
Other assets	17,704	14,632
Total assets	$462,650	$422,552

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$48,173	$37,487
Accrued expenses	17,836	9,547
Total current liabilities	66,009	47,034
Other liabilities	25,109	24,663
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None Issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2025, 19,420; 2024, 19,452	19,420	19,452
Additional paid-in capital	89,402	86,671
Retained earnings	262,746	245,340
Accumulated other comprehensive loss	(36)	(608)
Total shareholders’ equity	371,532	350,855
Total liabilities and shareholders’ equity	$462,650	$422,552

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at October 1, 2022	19,478	$19,478	$81,997	$289,246	$(977)	$389,744
Net earnings				32,415		32,415
Other comprehensive income(1)					694	694
Stock options exercised	16	16	223			239
Vested and released restricted stock units	40	40	(40)			-
Compensation expense associated with stock-based plans			2,425			2,425
Repurchases of common stock	(80)	(80)	(341)	(1,907)		(2,328)
Restricted stock units and stock options surrendered for withholding taxes payable			(432)			(432)
Cash dividends declared				(41,252)		(41,252)
Balance at September 30, 2023	19,454	19,454	83,832	278,502	(283)	381,505
Net earnings				19,305		19,305
Other comprehensive loss(1)					(325)	(325)
Stock options exercised	17	17	411			428
Vested and released restricted stock units	39	39	(39)			-
Compensation expense associated with stock-based plans			3,072			3,072
Repurchases of common stock	(58)	(58)	(253)	(1,525)		(1,836)
Restricted stock units and stock options surrendered for withholding taxes payable			(352)			(352)
Cash dividends declared				(50,942)		(50,942)
Balance at September 28, 2024	19,452	19,452	86,671	245,340	(608)	350,855
Net earnings				41,020		41,020
Other comprehensive income(1)					572	572
Stock options exercised	12	12	50			62
Vested and released restricted stock units	32	32	(32)			-
Compensation expense associated with stock-based plans			3,489			3,489
Repurchases of common stock	(76)	(76)	(351)	(1,853)		(2,280)
Restricted stock units and stock options surrendered for withholding taxes payable			(425)			(425)
Cash dividends declared				(21,761)		(21,761)
Balance at September 27, 2025	19,420	$19,420	$89,402	$262,746	$(36)	$371,532

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2023 ($219), 2024 $103 and 2025 ($182)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Cash Flows From Operating Activities:
Net earnings	$41,020	$19,305	$32,415
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,390	15,413	13,304
Amortization of capitalized financing costs	50	50	57
Stock-based compensation expense	3,489	3,072	2,425
Deferred income taxes	(748)	4,195	238
Asset impairment charges	1,001	-	-
Loss (gain) on sale and disposition of property, plant and equipment	127	99	(3,271)
Increase in cash surrender value of life insurance policies over premiums paid	(452)	(1,532)	(531)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(20,411)	5,116	18,222
Inventories	(36,466)	14,466	94,348
Accounts payable and accrued expenses	19,260	(639)	(16,949)
Other changes	1,903	(1,338)	1,942
Total adjustments	(13,857)	38,902	109,785
Net cash provided by operating activities	27,163	58,207	142,200

Cash Flows From Investing Activities:
Acquisition of businesses	(72,089)	-	-
Capital expenditures	(8,213)	(19,149)	(30,702)
Increase in cash surrender value of life insurance policies	(581)	(517)	(476)
Proceeds from sale of assets held for sale	5,011	-	-
Proceeds from sale of property, plant, and equipment	107	4	9,924
Proceeds from surrender of life insurance policies	91	25	358
Net cash used for investing activities	(75,674)	(19,637)	(20,896)

Cash Flows From Financing Activities:
Proceeds from long-term debt	291	298	323
Principal payments on long-term debt	(291)	(298)	(323)
Cash dividends paid	(21,761)	(50,942)	(41,252)
Cash received from exercise of stock options	62	428	239
Financing costs	-	-	(177)
Payment of employee tax withholdings related to net share transactions	(425)	(352)	(432)
Repurchases of common stock	(2,273)	(1,836)	(2,328)
Net cash used for financing activities	(24,397)	(52,702)	(43,950)

Net (decrease) increase in cash and cash equivalents	(72,908)	(14,132)	77,354
Cash and cash equivalents at beginning of period	111,538	125,670	48,316
Cash and cash equivalents at end of period	$38,630	$111,538	$125,670

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$10,775	$3,332	$7,834
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,549	2,449	1,301
Restricted stock units and stock options surrendered for withholding taxes payable	425	352	432

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 27, 2025, SEPTEMBER 28, 2024 and SEPTEMBER 30, 2023

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

On October 21, 2024, we, through our wholly-owned subsidiary, IWP, purchased substantially all of the assets, other than cash and accounts receivable, of Engineered Wire Products, Inc. (“EWP”) and certain related assets of Liberty Steel Georgetown, Inc. (“LSG”). See Note 5 to the consolidated financial statements for additional information.

On November 26, 2024, we, through our wholly-owned subsidiary IWP, purchased certain assets of O’Brien Wire Products of Texas, Inc. (“OWP”). See Note 5 to the consolidated financial statements for additional information.

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal years 2025, 2024 and 2023 were 52-week periods. All references to years relate to fiscal years rather than calendar years.

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

Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. We estimate forfeitures over the service period. We determine the fair value of stock options issued by using a Monte Carlo valuation model at the grant date, which considers a range of assumptions including the expected term, volatility, dividend yield and risk-free interest rate.

Employee benefit plan. We account for our supplemental retirement benefit agreements (each, a “SRBA”) in accordance with ASC Topic 715, “Compensation - Retirement Benefits”. Under the provisions of ASC Topic 715, we recognize net periodic pension cost and value liabilities based on certain actuarial assumptions, principally the assumed discount rate.

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SRBAs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. We currently expect net periodic pension cost for 2026 to be $908,000 for the SRBAs. Cash contributions to the SRBAs during 2026 are estimated to be $887,000.

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

The projected benefit obligations and net periodic pension cost for the SRBAs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates. A 0.25% decrease in the assumed discount rate for our SRBAs would have increased our projected and accumulated benefit obligations as of September 27, 2025 by approximately $278,000 and $236,000, respectively, and decreased our expected net periodic pension cost for 2026 by approximately $4,000.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 10 - 20 years. Depreciation expense was approximately $16.5 million in 2025, $14.7 million in 2024 and $12.5 million in 2023 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense. No interest costs were capitalized in 2025, 2024 and 2023.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2025, 2024 and 2023. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how, non-competition agreements, trade name and patents and are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. Impairment charges of $1.0 million were recorded in 2025 related to the impairment of long-lived assets resulting from the consolidation of our WWR operations (see Note 5 to the consolidated financial statements). There were no impairment losses in 2024 or 2023.

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

(3) Recent Accounting Pronouncements

Current Adoptions

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU No. 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU requires all annual disclosures currently required by Topic 280 to be included in interim periods and is applicable to entities with a single reportable segment. ASU No. 2023-07 is effective for us in fiscal 2025 for annual reporting and in the first quarter of fiscal 2026 for interim reporting. Retrospective application is required for all prior periods presented in the financial statements. We adopted ASU No. 2023-07 in fiscal 2025 for annual reporting purposes. The adoption of this standard did not have a material impact on our consolidated financial statements (see Note 15).

Future Adoptions

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

Variable consideration that may affect the total transaction price, including contractual discounts, rebates, returns and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance and management's judgment and are updated as of each reporting date. Shipping and related expenses associated with outbound freight are accounted for as fulfillment costs and included in cost of sales. We do not have significant financing components. Contract costs are not significant and are recognized as incurred.

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of September 27, 2025 and September 28, 2024.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for credit losses to provide for the estimated receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful. As of September 27, 2025, September 28, 2024, and September 30, 2023, net accounts receivable totaled $78.7 million, $58.3 million and $63.4 million, respectively.

See Note 15 for the disaggregation of our net sales by product line and geography.

(5) Business Combinations and Restructuring

Acquisitions have been accounted for as business purchases pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”).

Engineered Wire Products, Inc.

On October 21, 2024, we purchased substantially all of the assets, other than cash and accounts receivable, of EWP and certain related assets of LSG (the “EWP Acquisition”) for an adjusted purchase price of $67.0 million, which included a $1.5 million holdback. Subsequent to the acquisition date, purchase price adjustments totaling $0.8 million were applied to the holdback amount, reducing it to $0.7 million. The final holdback amount was settled during 2025.

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

In connection with the EWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships, 4.0 years for a non-competition agreement, 1.0 year for a trade name and 7.0 years for a patent. Certain measurement period adjustments were recorded in the year ended September 27, 2025, due to the receipt of additional information regarding the facts and circumstances that existed as of the acquisition date, reducing the purchase price allocation to property, plant, and equipment and increasing goodwill by $1.3 million. This adjustment did not have a material impact on net earnings. Goodwill associated with the EWP Acquisition, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the EWP Acquisition, net sales of the former EWP facilities in 2025 were approximately $59.3 million. The actual net sales specifically attributable to the EWP Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former EWP facilities and our existing WWR facilities. As a result, we have determined that the presentation of EWP’s earnings is impracticable for 2025 due to the integration of EWP’s operations following the EWP Acquisition.

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

	Years Ended
	September 27,	September 28,
(In thousands)	2025	2024
Net sales	$652,912	$622,462
Earnings before income taxes	53,885	22,795
Net earnings	41,079	17,510

Restructuring charges. In connection with the EWP Acquisition, we elected to consolidate our WWR operations through the closure of the Warren facility and through the redeployment of equipment to our other WWR production facilities. Production at the Warren facility ceased in November 2024, and its orders were distributed to our remaining WWR facilities. During 2025, we determined the carrying value of the Warren facility, which was classified as assets held for sale until it was sold in 2025, exceeded its fair value, less estimated costs to sell, and recorded an impairment loss of $0.5 million within restructuring charges on our consolidated statements of operations. Following is a summary of the restructuring activity during 2025:

(In thousands)	Employee	Equipment	Facility	Asset
	Separation Costs	Relocation Costs	Closure Costs	Impairments	Total
2025
Restructuring charges, net	$251	$340	$492	$895	$1,978
Cash payments	(251)	(340)	(468)	-	(1,059)
Non-cash charges	-	-	-	(895)	(895)
Liability as of September 27, 2025	$-	$-	$24	$-	$24

As of September 27, 2025, we recorded a liability of $24,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $0.1 million of additional restructuring charges for equipment relocation through the second fiscal quarter of 2026.

Acquisition costs. Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred. During 2025, we recorded $279,000 of acquisition-related costs associated with the EWP Acquisition for accounting, legal and other professional fees.

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

In connection with the OWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships and 5.0 years for a non-competition agreement. Certain measurement period adjustments were recorded during 2025, due to the receipt of additional information regarding the facts and circumstances that existed as of the acquisition date, reducing the purchase price allocation to property, plant, and equipment and increasing goodwill by $0.9 million. This adjustment did not have a material impact on net earnings. Goodwill, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the OWP Acquisition, the net sales resulting from this acquisition were managed through our existing WWR facilities and cannot be quantified separately because of our integration efforts. Additionally, we are unable to prepare pro forma financial information due to the unavailability of certain historical financial data. Disclosing this information is considered impractical, and it would not significantly differ from the results presented in our consolidated financial statements for the years ended September 27, 2025, and September 28, 2024.

Restructuring charges. In connection with the OWP Acquisition, we elected to consolidate our WWR operations through the redeployment of OWP’s equipment and inventory to our other facilities. Following is a summary of the restructuring activity during 2025:

(In thousands)	Equipment	Facility	Asset
	Relocation Costs	Closure Costs	Impairments	Total
2025
Restructuring charges, net	$31	$189	$106	$326
Cash payments	(31)	(140)	-	(171)
Non-cash charges	-	-	(106)	(106)
Liability as of September 27, 2025	$-	$49	$-	$49

As of September 27, 2025, we recorded a liability of $49,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $0.1 million of additional restructuring charges for equipment relocation through the second fiscal quarter of 2026.

Acquisition costs. During 2025, we recorded $46,000 of acquisition-related costs associated with the OWP Acquisition for accounting, legal and other professional fees.

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

As of September 27, 2025 and September 28, 2024, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of September 27, 2025:
Current assets:
Cash equivalents	$38,396	$38,396	$-
Other assets:
Cash surrender value of life insurance policies	13,552	-	13,552
Total	$51,948	$38,396	$13,552

As of September 28, 2024:
Current assets:
Cash equivalents	$111,146	$111,146	$-
Other assets:
Cash surrender value of life insurance policies	12,610	-	12,610
Total	$123,756	$111,146	$12,610

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

As of September 27, 2025 and September 28, 2024, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from EWP and OWP at fair value in 2025 (see Note 5 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of September 27, 2025:
Customer relationships	18.7	$21,455	$(6,614)	$14,841
Developed technology and know-how	20.0	1,800	(997)	803
Non-competition agreements	4.1	990	(276)	714
Trade name	1.0	350	(329)	21
Patents	7.0	200	(26)	174
Total		$24,795	$(8,242)	$16,553

As of September 28, 2024:
Customer relationships	17.1	$9,870	$(5,427)	$4,443
Developed technology and know-how	20.0	1,800	(908)	892
Non-competition agreements	5.0	60	(54)	6
Total		$11,730	$(6,389)	$5,341

Amortization expense for intangibles was $1.9 million in 2025, $749,000 in 2024 and $757,000 in 2023. Amortization expense for the next five years is $1.6 million in 2026, $1.3 million in 2027, $1.3 million in 2028, $1.1 million in 2029 and $1.1 million in 2030.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of September 27, 2025, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million. As of September 28, 2024, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10%, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of September 27, 2025, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of September 27, 2025, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $50,000 in 2025, $50,000 in 2024 and $57,000 in 2023. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2026	$51
2027	50
2028	23
2029	-
2030	-

(9) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2025, the shareholders of the Company approved the 2025 Equity Incentive Plan of Insteel Industries Inc. (the “2025 Plan”), which authorizes the issuance of up to 800,000 shares of our common stock, plus any shares remaining available for grant under the 2015 Equity Incentive Plan of Insteel Industries Inc. (as amended, the “2015 Plan”) as of the effective date of the 2025 Plan and any shares subject to an award granted under the 2015 Plan which are forfeited, cancelled, terminated, lapsed or expired without the issuance of shares. The 2025 Plan, which expires on February 10, 2035, replaces the 2015 Plan, which expired on February 17, 2025. As of September 27, 2025, there were 905,000 shares of our common stock available for future grants under the 2025 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $1.4 million in 2025, $1.4 million in 2024 and $1.0 million in 2023. As of September 27, 2025, there was $712,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.20 years.

The fair value of each option award granted is estimated on the date of grant using a Monte Carlo valuation model. The weighted-average estimated fair values of stock options granted during 2025, 2024 and 2023 were $12.70, $13.01 and $13.27 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Expected term (in years)	4.62	4.20	4.35
Risk-free interest rate	4.29%	4.12%	4.27%
Expected volatility	39.32%	44.83%	49.61%
Expected dividend yield	0.38%	0.36%	0.40%

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

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at October 1, 2022	365	$30.00
Granted	97	30.63
Exercised	(32)	21.29		$350
Forfeited	(19)	33.22
Outstanding at September 30, 2023	411	30.68
Granted	101	33.22
Exercised	(38)	30.79		194
Forfeited	(8)	41.86
Outstanding at September 28, 2024	466	31.03
Granted	112	33.63
Exercised	(54)	26.95		568
Outstanding at September 27, 2025	524	32.01	6.89	3,549

Vested and anticipated to vest in the future at September 27, 2025	512	31.98	6.84	3,490

Exercisable at September 27, 2025	314	31.30	5.46	2,409

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

	Year Ended
	September 27,	September 28,	September 30,
(In thousands)	2025	2024	2023
Restricted stock unit grants:
Units	68	52	57
Market value	$2,230	$1,769	$1,738
Compensation expense	2,070	1,730	1,392

As of September 27, 2025, there was $1.3 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.59 years.

The following table summarizes RSU activity:

		Weighted	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
(Unit amounts in thousands)	Outstanding	Fair Value	(in thousands)
Balance, October 1, 2022	120	$29.88
Granted	57	30.53
Forfeited	(10)	30.36
Vested	(62)	25.71	$1,911
Balance, September 30, 2023	105	35.07
Granted	52	33.56
Vested	(38)	33.02	1,322
Balance, September 28, 2024	119	32.96
Granted	68	32.77
Vested	(40)	35.05	1,323
Balance, September 27, 2025	147	32.31

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	September 27,	September 28,	September 30,
(Dollars in thousands)	2025	2024	2023
Provision for income taxes:
Current:
Federal	$12,257	$1,425	$8,320
State	1,276	362	782
	13,533	1,787	9,102
Deferred:
Federal	(782)	3,843	335
State	34	352	(97)
	(748)	4,195	238

Income taxes	$12,785	$5,982	$9,340

Effective income tax rate	23.8%	23.7%	22.4%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	September 27, 2025		September 28, 2024		September 30, 2023
Provision for income taxes at federal statutory rate	$11,299	21.0%	$5,310	21.0%	$8,768	21.0%
State income taxes, net of federal tax benefit	1,080	2.0	518	2.0	548	1.3
Stock-based compensation	29	0.1	68	0.3	(55)	(0.1)
Valuation allowance	(38)	(0.1)	146	0.6	(29)	(0.1)
Nondeductible expenses and other, net	415	0.8	(60)	(0.2)	108	0.3
Provision for income taxes	$12,785	23.8%	$5,982	23.7%	$9,340	22.4%

The components of deferred tax assets and liabilities are as follows:

	September 27,	September 28,
(In thousands)	2025	2024
Deferred tax assets:
Defined benefit plans	$2,682	$2,765
Accrued expenses and asset reserves	2,342	1,406
Stock-based compensation	1,650	1,423
R & E Capitalization	335	226
Operating lease liabilities	873	378
State net operating loss carryforwards and tax credits	3	3
Valuation allowance	(112)	(149)
Deferred tax assets	7,773	6,052

Deferred tax liabilities:
Plant and equipment	(15,374)	(15,090)
Prepaid insurance	(1,112)	(1,240)
Right-of-use assets	(881)	(381)
Goodwill	(1,474)	(976)
Deferred tax liabilities	(18,841)	(17,687)
Net deferred tax liability	$(11,068)	$(11,635)

As of September 27, 2025 and September 28, 2024, we recorded net deferred tax liabilities (net of valuation allowances) of $11.1 million and $11.6 million, respectively, in other liabilities on our consolidated balance sheet. We have $3.1 million of state NOLs that effectively expire in 2031 due to state tax rate reductions.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of September 27, 2025, we recorded a valuation allowance of $112,000 pertaining to various deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances. The $37,000 reduction in the valuation allowance is due to the reduction of a state deferred tax asset that had not been expected to be utilized.

As of September 27, 2025, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2025, 2024 and 2023.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2020 remain subject to examination.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The impact of OBBBA did not have a material impact on the Company’s consolidated financial statements.

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

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SRBAs in our consolidated balance sheets is as follows:

	Year Ended
	September 27,	September 28,	September 30,
(In thousands)	2025	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$12,522	$11,532	$11,779
Service cost	276	252	333
Interest cost	603	590	518
Actuarial (gain) loss	(754)	428	(900)
Distributions	(416)	(280)	(198)
Benefit obligation at end of year	$12,231	$12,522	$11,532

Change in plan assets:
Actual employer contributions	$416	$280	$198
Actual distributions	(416)	(280)	(198)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(12,231)	$(12,522)	$(11,532)
Net amount recognized	$(12,231)	$(12,522)	$(11,532)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net loss	$47	$801	$373
Net amount recognized	$47	$801	$373

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(754)	$428	$(900)
Amortization of net loss	-	-	(13)
Total recognized in other comprehensive income	$(754)	$428	$(913)

In 2025, 2024 and 2023, the actuarial (gain) loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligation such as the discount rate, estimated future compensation levels and changes in plan participants.

The accumulated benefit obligation was $11.3 million and $11.4 million as of September 27, 2025 and September 28, 2024, respectively.

Net periodic pension cost for the SRBAs consists of the following components included in SG&A expense:

	Year Ended
	September 27,	September 28,	September 30,
(In thousands)	2025	2024	2023
Service cost	$276	$252	$333
Interest cost	603	590	518
Amortization of net loss	-	-	13
Net periodic pension cost	$879	$842	$864

The assumptions used in the valuation of the SRBAs are as follows:

	Measurement Date
	September 27,	September 28,	September 30,
	2025	2024	2023
Assumptions at year-end:
Discount rate	5.50%	5.00%	5.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The assumed discount rate is established as of our fiscal year-end measurement date. In establishing the discount rate, we review published market indices of high-quality debt securities, adjusted as appropriate for duration, and high-quality bond yield curves applicable to the expected benefit payments of the SRBAs. The SRBAs’ expected rate of increase in compensation levels is based on the anticipated increases in annual compensation.

The projected benefit payments under the SRBAs are as follows:

Fiscal year(s)	In thousands
2026	$887
2027	887
2028	887
2029	983
2030	983
2031-2035	5,017

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $1.9 million in 2025, $1.7 million in 2024 and $1.7 million in 2023.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $10.0 million in 2025, $6.5 million in 2024 and $6.5 million in 2023. We are primarily self-insured for our employees’ healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $200,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(12) Commitments and Contingencies

Purchase commitments. As of September 27, 2025, we had $92.3 million in non-cancelable purchase commitments for raw material extending as long as approximately 60 days and $0.9 million of contractual commitments for the purchase of certain equipment that had not been fulfilled and are not reflected in our consolidated financial statements.

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

(13) Leases

We use operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $1.9 million in 2025, $1.3 million in 2024 and $1.3 million in 2023.

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

Supplemental cash flow and non-cash information related to leases is as follows:

(In thousands)	September 27, 2025	September 28, 2024
Cash paid for operating leases included in operating cash flows	$1,875	$1,348
Right-of-use assets obtained in exchange for new lease obligations	3,811	946

Supplemental balance sheet information related to leases is as follows:

(In thousands)	September 27, 2025	September 28, 2024
Right-of-use assets:
Other assets	$3,939	$1,703

Lease liabilities:
Accrued expenses	$1,852	$877
Other liabilities	2,051	811
Total operating lease liabilities	$3,903	$1,688

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	September 27, 2025	September 28, 2024
Weighted average lease term (in years)	2.2	2.0
Weighted average discount rate	8.0%	8.4%

Aggregate future operating lease payments as of September 27, 2025, are as follows:

(In thousands)
2026	$2,085
2027	1,539
2028	611
2029	13
2030	3
Total future operating lease payments	4,251
Less: imputed interest	(348)
Present value of operating lease liabilities	$3,903

(14) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	September 27,	September 28,	September 30,
(In thousands, except per share amounts)	2025	2024	2023
Net earnings	$41,020	$19,305	$32,415

Basic weighted average shares outstanding	19,484	19,502	19,504
Dilutive effect of stock-based compensation	74	73	62
Diluted weighted average shares outstanding	19,558	19,575	19,566

Net earnings per share:
Basic	$2.11	$0.99	$1.66
Diluted	2.10	0.99	1.66

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 60,000 shares in 2025, 37,000 shares in 2024 and 69,000 shares in 2023.

(15) Business Segment Information

Our operations are entirely focused on the manufacture and marketing of steel wire reinforcing products for concrete construction applications. Our concrete reinforcing products consist of two product lines: PC strand and WWR. Based on the criteria specified in ASC Topic 280, “Segment Reporting”, we have one reportable segment.

The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance and allocates resources based on consolidated net earnings. This measure of profitability is utilized to assess growth opportunities, including those through organic growth initiatives, capital expenditures and acquisitions; manage and control expenses and efficiency within our operations; and evaluate shareholder return strategies, including dividend payments and repurchases of common stock.

Significant expenses include cost of sales and SG&A expense which are each presented on the Company’s consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets, which are located in the U.S.

Our net sales by geographic region are as follows:

	Year Ended
	September 27,	September 28,	September 30,
(In thousands)	2025	2024	2023
Net sales:
United States	$644,022	$526,696	$643,156
Foreign	3,684	2,502	6,032
Total	$647,706	$529,198	$649,188

Our sales by product line are as follows:

	Year Ended
	September 27,	September 28,	September 30,
(In thousands)	2025	2024	2023
Net sales:
Welded wire reinforcement	$424,526	$305,769	$375,771
Prestressed concrete strand	223,180	223,429	273,417
Total	$647,706	$529,198	$649,188

There were no customers that accounted for 10% or more of our net sales in 2025, 2024 or 2023.

(16) Other Financial Data

Balance sheet information:

	September 27,	September 28,
(In thousands)	2025	2024
Accounts receivable, net:
Accounts receivable	$79,281	$58,689
Less allowance for credit losses	(562)	(381)
Total	$78,719	$58,308

Inventories:
Raw materials	$62,896	$36,782
Work in process	9,893	6,139
Finished goods	64,987	45,919
Total	$137,776	$88,840

Other current assets:
Prepaid insurance	$3,911	$4,503
Income taxes receivable	-	1,357
Other	2,911	2,748
Total	$6,822	$8,608

Other assets:
Cash surrender value of life insurance policies	$13,552	$12,610
Right-of-use assets	3,939	1,703
Capitalized financing costs, net	73	125
Other	140	194
Total	$17,704	$14,632

Property, plant and equipment, net:
Land and land improvements	$17,543	$15,333
Buildings	64,263	60,014
Machinery and equipment	241,190	227,232
Construction in progress	2,297	4,279
	325,293	306,858
Less accumulated depreciation	(196,602)	(181,318)
Total	$128,691	$125,540

Accrued expenses:
Salaries, wages and related expenses	$9,464	$3,448
Customer rebates	2,119	1,895
Property taxes	1,960	1,987
Operating lease liabilities	1,852	877
Income taxes	1,400	-
Deferred compensation	360	433
State sales and use taxes	180	227
Sales allowance reserves	-	521
Other	501	159
Total	$17,836	$9,547

Other liabilities:
Deferred compensation	$11,990	$12,217
Deferred income taxes	11,068	11,635
Operating lease liabilities	2,051	811
Total	$25,109	$24,663

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

(18) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. Share repurchases of the Company’s common stock under the Authorization were $2.3 million or 76,447 shares in 2025, $1.8 million or 58,099 shares in 2024 and $2.3 million or 80,352 shares in 2023. As of September 27, 2025, there was $17.1 million remaining available for future share repurchases under this Authorization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 27, 2025 and September 28, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 23, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

October 23, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2025. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 27, 2025. During the quarter ended September 27, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 27, 2025, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 27, 2025, and our report dated October 23, 2025, expressed an unqualified opinion on those financial statements.

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

October 23, 2025

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 27, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Information About Our Executive Officers” in Part I of this Annual Report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Three: Ratification of the Appointment of Grant Thornton LLP as our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.4*

Amended and Restated Change in Control Severance Agreement between Insteel Industries Inc. and H.O. Woltz III dated November 14, 2006 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed on October 24, 2024).

10.5*

Amended and Restated Severance Agreement between Insteel Industries Inc. and H.O. Woltz III dated November 14, 2006 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed on October 24, 2024).

10.6*

Form of Change in Control Severance Agreement between Insteel Industries Inc. and certain of its executive officers and schedule of all such agreements with current executive officers (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed on October 24, 2024).

10.7*

Form of Retirement Security Agreement between Insteel Industries Inc. and certain of its executive officers and schedule of all such agreements with current executive officers (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed on October 24, 2024).

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

10.13*

Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on March 21, 2022)

10.14*

Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on March 21, 2022)

10.15*

Form of Stock Option Agreement under the 2015 Equity Incentive Plan of Insteel Industries, Inc. (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed on October 24, 2024)

10.16*	Insteel Industries Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 14, 2025).

EXHIBIT INDEX

Exhibit Number	Description

10.17*

Form of Employee Restricted Stock Unit Agreement under the Insteel Industries Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 and filed on April 17, 2025).

10.18*

Form of Non-employee Director Restricted Stock Unit Agreement under the Insteel Industries Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 and filed on April 17, 2025).

10.19*

Form of Stock Option Agreement under the Insteel Industries Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 and filed on April 17, 2025).

19.1

Insteel Industries Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed on October 24, 2024).

21.1	List of Subsidiaries of Insteel Industries, Inc. at September 27, 2025.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on the signature pages hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Insteel Industries, Inc. Clawback Policy for Executive Officers (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed on October 26, 2023).
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, filed on October 23, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended September 27, 2025, September 28, 2024 and September 30, 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 27, 2025, September 28, 2024 and September 30, 2023, (iii) the Consolidated Balance Sheets as of September 27, 2025 and September 28, 2024, (iv) the Consolidated Statements of Cash Flows for the years ended September 27, 2025, September 28, 2024 and September 30, 2023, (v) the Consolidated Statements of Shareholders’ Equity as of September 27, 2025, September 28, 2024 and September 30, 2023 and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended September 27, 2025, filed October 23, 2025, formatted in iXBRL (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: October 23, 2025	By:	/s/ Scot R. Jafroodi
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 23, 2025 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ SCOT R. JAFROODI SCOT R. JAFROODI	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ABNEY S. BOXLEY III ABNEY S. BOXLEY III	Director

/s/ ANNE H. LLOYD ANNE H. LLOYD	Director

/s/ W. ALLEN ROGERS II W. ALLEN ROGERS II	Director

/s/ JON M. RUTH JON M. RUTH	Director

/s/ JOSEPH A. RUTKOWSKI JOSEPH A. RUTKOWSKI	Director

/s/ G. KENNEDY THOMPSON G. KENNEDY THOMPSON	Director

/s/ BLAKE K. DOYLE BLAKE K. DOYLE	Director

/s/ ERIC J. ZERNIKOW ERIC J. ZERNIKOW	Director