Form 10-Q
period 2025-12-27
INSTEEL INDUSTRIES INC
filed 2026-01-15
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 27, 2025.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 1-09929

Insteel Industries Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-0674867

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1373 Boggs Drive, Mount Airy, North Carolina	27030

(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,396,380

Title of Class	Number of Shares Outstanding as of January 14, 2026

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 27,	December 28,
	2025	2024

Net sales	$159,924	$129,720
Cost of sales	141,864	120,191
Gross profit	18,060	9,529
Selling, general and administrative expense	8,760	7,887
Restructuring charges, net	51	696
Acquisition costs	-	271
Other income, net	(11)	(14)
Interest expense	13	13
Interest income	(370)	(786)
Earnings before income taxes	9,617	1,462
Income taxes	2,024	381
Net earnings	$7,593	$1,081

Net earnings per share:
Basic	$0.39	$0.06
Diluted	0.39	0.06

Weighted average shares outstanding:
Basic	19,472	19,497
Diluted	19,551	19,550

Cash dividends declared per share	$1.03	$1.03

Comprehensive income	$7,593	$1,081

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	December 27,	September 27,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$15,589	$38,630
Accounts receivable, net	64,601	78,719
Inventories	172,287	137,776
Other current assets	5,742	6,822
Total current assets	258,219	261,947
Property, plant and equipment, net	126,327	128,691
Intangible assets, net	16,138	16,553
Goodwill	37,755	37,755
Other assets	17,694	17,704
Total assets	$456,133	$462,650

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$57,299	$48,173
Accrued expenses	14,897	17,836
Total current liabilities	72,196	66,009
Other liabilities	25,094	25,109
Commitments and contingencies
Shareholders' equity:
Common stock	19,396	19,420
Additional paid-in capital	89,733	89,402
Retained earnings	249,750	262,746
Accumulated other comprehensive loss	(36)	(36)
Total shareholders' equity	358,843	371,532
Total liabilities and shareholders' equity	$456,133	$462,650

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 27,	December 28,
	2025	2024
Cash Flows From Operating Activities:
Net earnings	$7,593	$1,081
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	4,553	4,429
Amortization of capitalized financing costs	13	13
Stock-based compensation expense	441	345
Deferred income taxes	148	777
Asset impairment charges	-	273
Loss on sale and disposition of property, plant and equipment	20	3
Increase in cash surrender value of life insurance policies over premiums paid	(249)	-
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	14,118	8,866
Inventories	(34,511)	2,640
Accounts payable and accrued expenses	3,771	754
Other changes	3,402	(198)
Total adjustments	(8,294)	17,902
Net cash (used for) provided by operating activities	(701)	18,983

Cash Flows From Investing Activities:
Acquisition of businesses	-	(71,456)
Capital expenditures	(1,494)	(2,667)
(Increase) decrease in cash surrender value of life insurance policies	(126)	184
Proceeds from surrender of life insurance policies	3	-
Net cash used for investing activities	(1,617)	(73,939)

Cash Flows From Financing Activities:
Proceeds from long-term debt	67	69
Principal payments on long-term debt	(67)	(69)
Cash dividends paid	(19,978)	(20,014)
Repurchases of common stock	(745)	(617)
Net cash used for financing activities	(20,723)	(20,631)

Net decrease in cash and cash equivalents	(23,041)	(75,587)
Cash and cash equivalents at beginning of period	38,630	111,538
Cash and cash equivalents at end of period	$15,589	$35,951

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$67	$40
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,849	1,352
Accrued liability related to holdback for business acquired	-	657

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three months ended December 27, 2025

Balance at September 27, 2025	19,420	$19,420	$89,402	$262,746	$(36)	$371,532
Net earnings				7,593		7,593
Compensation expense associated with stock-based plans			441			441
Repurchases of common stock	(24)	(24)	(110)	(611)		(745)
Cash dividends declared				(19,978)		(19,978)
Balance at December 27, 2025	19,396	$19,396	$89,733	$249,750	$(36)	$358,843

For the three months ended December 28, 2024

Balance at September 28, 2024	19,452	$19,452	$86,671	$245,340	$(608)	$350,855
Net earnings				1,081		1,081
Compensation expense associated with stock-based plans			345			345
Repurchases of common stock	(21)	(21)	(97)	(499)		(617)
Cash dividends declared				(20,014)		(20,014)
Balance at December 28, 2024	19,431	$19,431	$86,919	$225,908	$(608)	$331,650

See accompanying notes to consolidated financial statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended September 27, 2025 (“2025 Form 10-K”) filed by us with the Securities and Exchange Commission. These statements include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the statements of operations and comprehensive income, cash flows and shareholders’ equity for the periods indicated. The September 27, 2025 consolidated balance sheet was derived from audited consolidated financial statements but does not include all the disclosures required by GAAP. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2025 Form 10-K. The results of operations for the periods indicated are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.

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

(2) Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 is effective for us in the current year for annual reporting. The adoption of this update will not have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will become effective for us in fiscal 2028 and in the first quarter of fiscal 2029 for interim reporting. Retrospective application is permitted. We are currently evaluating the impact of the ASU on our disclosures within the consolidated financial statements.

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

EWP was a leading manufacturer of welded wire reinforcement (“WWR”) products for use in nonresidential and residential construction. Under the terms of the EWP Acquisition, Insteel acquired EWP’s inventories, production equipment and production facilities located in Upper Sandusky, Ohio and Warren, Ohio. Insteel also acquired certain equipment from LSG located in Georgetown, South Carolina, but the Georgetown facility was excluded from the acquisition. EWP retained its accounts receivable and accounts payable. The EWP Acquisition was funded with cash on hand. The EWP Acquisition expanded our geographic footprint and strengthened our competitive position within the Midwest market.

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

Following the EWP Acquisition, net sales of the former EWP facilities for the three-month period ended December 28, 2024, were approximately $7.6 million. The actual net sales specifically attributable to the EWP Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former EWP facilities and our existing WWR facilities. As a result, we have determined that the presentation of EWP’s earnings for the three-month period ended December 28, 2024, is impracticable due to the integration of EWP’s operations following the EWP Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the EWP Acquisition occurred at the beginning of fiscal 2024. The pro forma information reflects certain adjustments related to the EWP Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired and adjustments to interest income. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the EWP Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the EWP Acquisition occurred at the beginning of fiscal 2024, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three-month period ended December 28, 2024 are as follows:

December 28,
(In thousands)	2024
Net sales	$134,926
Earnings before income taxes	1,542
Net earnings	1,140

Restructuring charges. In connection with the EWP Acquisition, we elected to consolidate our WWR operations through the closure of the Warren facility and through the redeployment of equipment to our other WWR production facilities. Production at the Warren facility ceased in November 2024, and its orders were distributed to our remaining WWR facilities. Following is a summary of the restructuring activity during the three-month periods ended December 27, 2025 and December 28, 2024:

(In thousands)	Employee	Equipment	Facility	Asset
	Separation Costs	Relocation Costs	Closure Costs	Impairments	Total
2026
Liability as of September 27, 2025	$-	$-	$24	$-	$24
Restructuring charges, net	-	48	3	-	51
Cash payments	-	(48)	-	-	(48)
Non-cash charges	-	-	-	-	-
Liability as of December 27, 2025	$-	$-	$27	$-	$27

2025
Liability as of September 28, 2024	$-	$-	$-	$-	$-
Restructuring charges, net	192	-	212	270	674
Cash payments	(138)	-	(137)	-	(275)
Non-cash charges	-	-	-	(270)	(270)
Liability as of December 28, 2024	$54	$-	$75	$-	$129

As of December 27, 2025 and September 27, 2025, we recorded a liability of $27,000 and $24,000, respectively, for restructuring liabilities in accrued expenses on our consolidated balance sheet. We have incurred cumulative restructuring charges of $2.0 million since the start of this initiative and expect to incur less than $0.1 million of additional costs through the second quarter of fiscal 2026.

Acquisition costs. Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred. There were no acquisition-related costs recorded during the three-month period ended December 27, 2025. During the three-month period ended December 28, 2024, we recorded $226,000 of acquisition-related costs associated with the EWP Acquisition for accounting, legal and other professional fees.

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

Following the OWP acquisition, the net sales resulting from this acquisition were managed through our existing WWR facilities and cannot be quantified separately because of our integration efforts. Additionally, we are unable to prepare pro forma financial information due to the unavailability of certain historical financial data. Disclosing this information is considered impractical, and it would not significantly differ from the results presented in our consolidated financial statements for the three-month period ending December 28, 2024.

Restructuring charges. In connection with the OWP Acquisition, we elected to consolidate our WWR operations through the redeployment of OWP’s equipment and inventory to our other facilities. Following is a summary of the restructuring activity during the three-month periods ended December 27, 2025 and December 28, 2024:

(In thousands)	Facility	Asset
	Closure Costs	Impairments	Total
2026
Liability as of September 27, 2025	$49	$-	$49
Restructuring charges, net	-	-	-
Cash payments	-	-	-
Non-cash charges	-	-	-
Liability as of December 27, 2025	$49	$-	$49

2025
Liability as of September 28, 2024	$-	$-	$-
Restructuring charges, net	19	3	22
Cash payments	(8)	-	(8)
Non-cash charges	-	(3)	(3)
Liability as of December 28, 2024	$11	$-	$11

As of December 27, 2025 and September 27, 2025, we recorded a liability of $49,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We have incurred cumulative restructuring charges of $0.3 million since the start of this initiative and expect to incur approximately $0.1 million of additional costs through the second quarter of fiscal 2026.

Acquisition costs. There were no acquisition-related costs recorded during the three-month period ended December 27, 2025. During the three-month period ended December 28, 2024, we recorded $45,000 of acquisition-related costs associated with the OWP Acquisition for accounting, legal and other professional fees.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of December 27, 2025, and September 27, 2025.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for credit losses to provide for the estimated receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful. As of December 27, 2025, September 27, 2025, and September 28, 2024, net accounts receivable totaled $64.6 million, $78.7 million and $58.3 million, respectively.

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

As of December 27, 2025, and September 27, 2025, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of December 27, 2025:
Current assets:
Cash equivalents	$15,662	$15,662	$-
Other assets:
Cash surrender value of life insurance policies	13,923	-	13,923
Total	$29,585	$15,662	$13,923

As of September 27, 2025:
Current assets:
Cash equivalents	$38,396	$38,396	$-
Other assets:
Cash surrender value of life insurance policies	13,552	-	13,552
Total	$51,948	$38,396	$13,552

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

As of December 27, 2025, and September 27, 2025, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from EWP and OWP at fair value in 2025 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of December 27, 2025:
Customer relationships	18.7	$21,455	$(6,920)	$14,535
Developed technology and know-how	20.0	1,800	(1,020)	780
Non-competition agreements	4.0	930	(273)	657
Patents	7.0	200	(34)	166
		$24,385	$(8,247)	$16,138

As of September 27, 2025:
Customer relationships	18.7	$21,455	$(6,614)	$14,841
Developed technology and know-how	20.0	1,800	(997)	803
Non-competition agreements	4.1	990	(276)	714
Trade name	1.0	350	(329)	21
Patents	7.0	200	(26)	174
		$24,795	$(8,242)	$16,553

Amortization expense for intangibles was $415,000 and $408,000 for the three-month periods ended December 27, 2025, and December 28, 2024, respectively. Amortization expense for the next five years is $1.2 million in 2026, $1.3 million in 2027, $1.3 million in 2028, $1.1 million in 2029, $1.1 million in 2030 and $10.1 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2025, the shareholders of the Company approved the 2025 Equity Incentive Plan of Insteel Industries Inc. (the “2025 Plan”), which authorizes the issuance of up to 800,000 shares of our common stock, plus any shares remaining available for grant under the 2015 Equity Incentive Plan of Insteel Industries Inc. (as amended, the “2015 Plan”) as of the effective date of the 2025 Plan and any shares subject to an award granted under the 2015 Plan which are forfeited, cancelled, terminated, lapsed or expired without the issuance of shares. The 2025 plan expires on February 10, 2035. As of December 27, 2025, there were 905,000 shares of our common stock available for future grants under the 2025 Plan, which is our only active equity incentive plan.

Stock option awards. Under the 2025 Plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the 2025 Plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $136,000 and $127,000 for the three-month periods ended December 27, 2025, and December 28, 2024, respectively. As of December 27, 2025, there was $590,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.97 years.

The following table summarizes stock option activity:

	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 27, 2025	524	$32.01
Exercised	-	-
Outstanding at December 27, 2025	524	32.01	6.64	$1,217

Vested and anticipated to vest in the future at December 27, 2025	514	31.98	6.60	1,212

Exercisable at December 27, 2025	314	31.30	5.21	1,084

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the 2025 Plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $305,000 and $218,000 for the three-month periods ended December 27, 2025, and December 28, 2024, respectively.

As of December 27, 2025, there was $1.0 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.56 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2025	147	$32.31
Vested	-	-
Balance, December 27, 2025	147	32.31

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 21.0% for the three-month period ended December 27, 2025, compared with 26.1% for the three-month period ended December 28, 2024. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant or discrete items related specifically to interim periods. The decrease in the effective rate for the three-month period ended December 27, 2025, is primarily attributed to a decrease in the valuation allowance for deferred tax assets that are expected to be utilized and the calculation of state deferred tax balances, which were treated as discrete in the current period.

Deferred income taxes. As of December 27, 2025, and September 27, 2025, we recorded a deferred tax liability (net of valuation allowance) of $11.2 million and $11.1 million, respectively, in other liabilities on our consolidated balance sheets. We have $5.0 million of state net operating loss carryforwards that effectively expire in 2031 due to state tax rate reductions.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of December 27, 2025, and September 27, 2025, we recorded a valuation allowance of $3,000 and $112,000, respectively, pertaining to deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of December 27, 2025, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs consists of the following components included in selling, general and administrative expense (“SG&A expense”):

	Three Months Ended
	December 27,	December 28,
(In thousands)	2025	2024
Interest cost	$162	$151
Service cost	65	69
Net periodic pension cost	$227	$220

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 27, 2025, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10% plus, in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of December 27, 2025, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of December 27, 2025, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $13,000 for each of the three-month periods ended December 27, 2025, and December 28, 2024.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended
	December 27,	December 28,
(In thousands, except per share amounts)	2025	2024
Net earnings	$7,593	$1,081

Basic weighted average shares outstanding	19,472	19,497
Dilutive effect of stock-based compensation	79	53
Diluted weighted average shares outstanding	19,551	19,550

Net earnings per share:
Basic	$0.39	$0.06
Diluted	$0.39	$0.06

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 45,000 and 82,000 shares for the three-month periods ended December 27, 2025, and December 28, 2024, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $745,000 or 23,905 shares and $617,000 or 21,541 shares of its common stock during the three-month periods ended December 27, 2025, and December 28, 2024, respectively. As of December 27, 2025, there was $16.4 million remaining available for future share repurchases under this Authorization.

(13) Other Financial Data

Balance sheet information:

	December 27,	September 27,
(In thousands)	2025	2025
Accounts receivable, net:
Accounts receivable	$65,272	$79,281
Less allowance for credit losses	(671)	(562)
Total	$64,601	$78,719

Inventories:
Raw materials	$86,916	$62,896
Work in process	9,139	9,893
Finished goods	76,232	64,987
Total	$172,287	$137,776

Other current assets:
Prepaid insurance	$2,790	$3,911
Other	2,952	2,911
Total	$5,742	$6,822

Other assets:
Cash surrender value of life insurance policies	$13,923	$13,552
Right-of-use asset	3,591	3,939
Capitalized financing costs, net	61	73
Other	119	140
Total	$17,694	$17,704

Property, plant and equipment, net:
Land and land improvements	$17,543	$17,543
Buildings	64,532	64,263
Machinery and equipment	241,259	241,190
Construction in progress	2,483	2,297
	325,817	325,293
Less accumulated depreciation	(199,490)	(196,602)
Total	$126,327	$128,691

Accrued expenses:
Salaries, wages and related expenses	$4,145	$9,464
Income taxes	3,209	1,400
Customer rebates	2,975	2,119
Operating lease liability	1,807	1,852
Property taxes	1,794	1,960
Deferred compensation	360	360
State sales and use taxes	255	180
Other	352	501
Total	$14,897	$17,836

Other liabilities:
Deferred compensation	$12,134	$11,990
Deferred income taxes	11,216	11,068
Operating lease liability	1,744	2,051
Total	$25,094	$25,109

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

Our net sales by product line are as follows:

	Three Months Ended
	December 27,	December 28,
(In thousands)	2025	2024
Net sales:
Welded wire reinforcement	$108,371	$82,454
Prestressed concrete strand	51,553	47,266
Total	$159,924	$129,720

Our net sales by geographic region are as follows:

	Three Months Ended
	December 27,	December 28,
(In thousands)	2025	2024
Net sales:
United States	$159,220	$128,774
Foreign	704	946
Total	$159,924	$129,720

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, particularly under the caption “Outlook” below. When used in this report, the words “believes,” “anticipates,” “expects,” “estimates,” “appears,” “plans,” “intends,” “may,” “should,” “could,” “outlook,” “continues,” “remains” and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, they are subject to numerous risks and uncertainties and involve certain assumptions. Actual results may differ materially from those expressed in forward-looking statements, and we can provide no assurances that such plans, intentions or expectations will be implemented or achieved. Many of these risks and uncertainties are discussed in detail and, where appropriate, updated in our filings with the U.S. Securities and Exchange Commission (“SEC”), in particular in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025 (our “2025 Annual Report”). You should carefully review these risks and uncertainties.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our business, future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate, including uncertainty over global trade policies and the financial impact of related tariffs and retaliatory tariffs;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the impact of rising interest rates on the cost of financing for our customers;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	the impact of cybersecurity breaches and data leaks; and

●	the risks and uncertainties discussed under “Item 1A. Risk Factors” in our 2025 Annual Report and in other filings made by us with the SEC.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended
	December 27,		December 28,
	2025	Change	2024

Net sales	$159,924	23.3%	$129,720
Gross profit	18,060	89.5%	9,529
Percentage of net sales	11.3%		7.3%
Selling, general and administrative expense	$8,760	11.1%	$7,887
Percentage of net sales	5.5%		6.1%
Restructuring charges, net	$51	N/M	$696
Acquisition costs	-	N/M	271
Interest income	(370)	(52.9%)	(786)
Effective income tax rate	21.0%		26.1%
Net earnings	$7,593	602.4%	$1,081

"N/M" = not meaningful

First Quarter of Fiscal 2026 Compared to First Quarter of Fiscal 2025

Net Sales

Net sales for the first quarter of 2026 increased 23.3% to $159.9 million from $129.7 million in the prior year quarter, reflecting an 18.8% increase in average selling prices and a 3.8% increase in shipments. The increase in average selling prices was driven by price increases implemented over the course of the prior year to recover the escalation in raw material cost. The increase in shipments was primarily due to favorable demand trends in the infrastructure and commercial construction markets and incremental contributions from our prior year acquisitions.

Gross Profit

Gross profit for the first quarter of 2026 increased 89.5% to $18.1 million, or 11.3% of net sales, from $9.5 million, or 7.3% of net sales, in the prior year quarter due to higher spreads between average selling prices and raw material costs ($6.9 million), lower manufacturing costs ($1.3 million) and an increase in shipments ($390,000). The increase in spreads was driven by higher average selling prices ($24.3 million) partially offset by higher raw material costs ($16.7 million) and an increase in freight expense ($741,000).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the first quarter of 2026 increased 11.1% to $8.8 million, or 5.5% of net sales, from $7.9 million, or 6.1% of net sales, in the prior year quarter primarily due to higher compensation ($725,000), employee benefit ($353,000) and bad debt ($150,000) expense partially offset by the relative year-over-year change in the cash surrender value of life insurance policies ($524,000). The increase in compensation expense was primarily driven by higher incentive plan expense due to our improved financial results in the current year quarter. The increase in employee benefit expense was largely related to higher employee health insurance expense in the current year period. The higher bad debt expense resulted from adjustments to customer credit reserves. The cash surrender value of life insurance policies increased $249,000 in the current year quarter compared with a decrease of $275,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $51,000 were incurred in the first quarter of 2026 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Net restructuring charges for the current year quarter included equipment relocation costs ($48,000) and facility closure costs ($3,000). Net restructuring charges of $696,000 were incurred in the prior year quarter for asset impairment charges ($273,000), facility closure costs ($231,000) and employee separation costs ($192,000).

Acquisition Costs

Acquisition costs of $271,000 were incurred in the first quarter of 2025 for legal, accounting and other professional fees related to the EWP Acquisition and the OWP Acquisition.

Interest Income

Interest income decreased $416,000 from the prior year quarter due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the first quarter of 2026 decreased to 21.0% from 26.1% for the prior year quarter. The decrease was primarily driven by a reduction in the valuation allowance on deferred tax assets expected to be utilized, as well as the calculation of state deferred tax balances, which were treated as discrete items in the current period.

Net Earnings

Net earnings for the first quarter of 2026 increased to $7.6 million ($0.39 per share) from $1.1 million ($0.06 per share) in the prior year quarter primarily due to the increase in gross profit and lower restructuring charges and acquisition related costs partially offset by higher SG&A expense and lower interest income.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Three Months Ended
	December 27,	December 28,
	2025	2024
Net cash (used for) provided by operating activities	$(701)	$18,983
Net cash used for investing activities	(1,617)	(73,939)
Net cash used for financing activities	(20,723)	(20,631)

Net working capital	186,023	145,401
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$358,843	$331,650
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$358,843	$331,650

Operating Activities

Operating activities used $701,000 of cash during the first quarter of 2026 primarily from a net increase in working capital partially offset by net earnings adjusted for non-cash items. Working capital used $16.6 million of cash due to a $34.5 million increase in inventories partially offset by a $14.1 million decrease in accounts receivable and a $3.8 million increase in accounts payable and accrued expenses. The increase in inventories was primarily driven by higher raw material purchases during the quarter and an increase in the average unit costs. The decrease in accounts receivable was largely driven by the seasonal decline in shipments during the quarter. The increase in accounts payable and accrued expenses was related to higher raw material purchases partially offset by a decrease in accrued salaries, wages and related expenses.

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

Investing Activities

Investing activities used $1.6 million of cash during the first quarter of 2026 compared to $73.9 million during the prior year period primarily due to the EWP Acquisition ($66.4 million), OWP Acquisition ($5.1 million) and lower capital expenditures ($1.2 million). Capital expenditures decreased to $1.5 million from $2.7 million in the prior year period and are expected to total up to approximately $20.0 million for fiscal 2026. Capital expenditures for fiscal 2026 are to support costs and productivity initiatives as well as recurring maintenance requirements.

Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $20.7 million of cash during the first quarter of 2026 compared to $20.6 million during the prior year period. During the first quarter of 2026, $20.0 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividends totaling $582,000, or $0.03 per share) and $745,000 for the repurchase of common stock. During the first quarter of 2025, $20.0 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividend totaling $583,000, or $0.03 per share) and $617,000 for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of December 27, 2025, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor rates, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. Inflation did not have a material impact on our sales or earnings during the first quarter of fiscal 2026. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2025 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2025 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2025 Annual Report for further information regarding our critical accounting policies and estimates. As of December 27, 2025, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2025 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the remainder of fiscal 2026, we believe we are well positioned for another year of strong performance. Customer sentiment continues to be generally positive, and demand across our core markets remains strong, even as broader macroeconomic indicators for construction suggest a more cautious environment. Nonresidential construction remains a key demand driver, supported by infrastructure spending and data center activity. While residential markets are still soft, we are encouraged by early signs of stabilization.

Our outlook is further supported by the recent downward trend in interest rates and the continued contributions from our recent investments. At the same time, we remain concerned about the significant steel price premium in the U.S. relative to the global market, and we expect finished products markets exposed to imports to remain highly competitive. However, as we have stated previously, only approximately 10% of our revenues are directly affected by import competition.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first quarter of 2026, a 10% increase in the price of wire rod would have resulted in a $9.8 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of December 27, 2025, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of December 27, 2025.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 27, 2025. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 27, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended December 27, 2025, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2025 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2025 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended December 27, 2025.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program

For the three months ended December 27, 2025

September 28, 2025 - October 27, 2025	11,646	$31.11	11,646	$16,753	(1)
October 28, 2025 - November 27, 2025	12,259	31.21	12,259	$16,371	(1)
November 28, 2025 - December 27, 2025	-	-	-	$16,371	(1)
	23,905		23,905

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 12 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 27, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries Inc. for the quarter ended December 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three months ended December 27, 2025, and December 28, 2024, (ii) the Consolidated Balance Sheets as of December 27, 2025, and September 27, 2025, (iii) the Consolidated Statements of Cash Flows for the three months ended December 27, 2025, and December 28, 2024, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended December 27, 2025, and December 28, 2024, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: January 15, 2025	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)