Form 10-Q
period 2026-03-28
INSTEEL INDUSTRIES INC
filed 2026-04-16
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 193

For the quarterly period ended March 28, 2026.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,433,247

Title of Class	Number of Shares Outstanding as of April 15, 2026

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

Net sales	$172,653	$160,656	$332,577	$290,376
Cost of sales	156,160	136,127	298,024	256,318
Gross profit	16,493	24,529	34,553	34,058
Selling, general and administrative expense	9,712	10,800	18,472	18,687
Restructuring charges, net	-	662	51	1,358
Acquisition costs	-	27	-	298
Other expense, net	18	18	7	4
Interest expense	23	13	36	26
Interest income	(61)	(316)	(431)	(1,102)
Earnings before income taxes	6,801	13,325	16,418	14,787
Income taxes	1,584	3,095	3,608	3,476
Net earnings	$5,217	$10,230	$12,810	$11,311

Net earnings per share:
Basic	$0.27	$0.53	$0.66	$0.58
Diluted	0.27	0.52	0.65	0.58

Weighted average shares outstanding:
Basic	19,482	19,482	19,477	19,490
Diluted	19,566	19,529	19,559	19,539

Cash dividends declared per share	$0.03	$0.03	$1.06	$1.06

Comprehensive income	$5,217	$10,230	$12,810	$11,311

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	March 28,	September 27,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$15,088	$38,630
Accounts receivable, net	81,386	78,719
Inventories	158,980	137,776
Other current assets	8,080	6,822
Total current assets	263,534	261,947
Property, plant and equipment, net	126,199	128,691
Intangible assets, net	15,745	16,553
Goodwill	37,755	37,755
Other assets	17,254	17,704
Total assets	$460,487	$462,650

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$62,185	$48,173
Accrued expenses	8,815	17,836
Total current liabilities	71,000	66,009
Other liabilities	24,971	25,109
Commitments and contingencies
Shareholders' equity:
Common stock	19,433	19,420
Additional paid-in capital	90,735	89,402
Retained earnings	254,384	262,746
Accumulated other comprehensive loss	(36)	(36)
Total shareholders' equity	364,516	371,532
Total liabilities and shareholders' equity	$460,487	$462,650

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 28,	March 29,
	2026	2025
Cash Flows From Operating Activities:
Net earnings	$12,810	$11,311
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,960	9,032
Amortization of capitalized financing costs	26	26
Stock-based compensation expense	1,758	1,688
Deferred income taxes	272	7
Asset impairment charges	-	593
Loss on sale and disposition of property, plant and equipment	52	34
Increase in cash surrender value of life insurance policies over premiums paid	(15)	-
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(2,667)	(21,484)
Inventories	(21,204)	5,277
Accounts payable and accrued expenses	5,886	6,577
Other changes	(1,508)	2,604
Total adjustments	(8,440)	4,354
Net cash provided by operating activities	4,370	15,665

Cash Flows From Investing Activities:
Acquisition of businesses	-	(71,456)
Capital expenditures	(5,894)	(4,893)
Increase in cash surrender value of life insurance policies	(437)	(56)
Proceeds from sale of property, plant and equipment	-	37
Proceeds from surrender of life insurance policies	3	30
Net cash used for investing activities	(6,328)	(76,338)

Cash Flows From Financing Activities:
Proceeds from long-term debt	18,317	135
Principal payments on long-term debt	(18,317)	(135)
Cash dividends paid	(20,561)	(20,596)
Payment of employee tax withholdings related to net share transactions	(278)	(103)
Repurchases of common stock	(745)	(1,742)
Net cash used for financing activities	(21,584)	(22,441)

Net decrease in cash and cash equivalents	(23,542)	(83,114)
Cash and cash equivalents at beginning of period	38,630	111,538
Cash and cash equivalents at end of period	$15,088	$28,424

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11	$-
Income taxes, net	6,650	277
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,367	1,618
Restricted stock units and stock options surrendered for withholding taxes payable	278	103
Accrued liability related to holdback for business acquired	-	657

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and six months ended March 28, 2026

Balance at September 27, 2025	19,420	$19,420	$89,402	$262,746	$(36)	$371,532
Net earnings				7,593		7,593
Compensation expense associated with stock-based plans			441			441
Repurchases of common stock	(24)	(24)	(110)	(611)		(745)
Cash dividends declared				(19,978)		(19,978)
Balance at December 27, 2025	19,396	19,396	89,733	249,750	(36)	358,843
Net earnings				5,217		5,217
Vested and released restricted stock units	37	37	(37)			-
Compensation expense associated with stock-based plans			1,317			1,317
Restricted stock units and stock options surrendered for withholding taxes payable			(278)			(278)
Cash dividends declared				(583)		(583)
Balance at March 28, 2026	19,433	$19,433	$90,735	$254,384	$(36)	$364,516

For the three and six months ended March 29, 2025

Balance at September 28, 2024	19,452	$19,452	$86,671	$245,340	$(608)	$350,855
Net earnings				1,081		1,081
Compensation expense associated with stock-based plans			345			345
Repurchases of common stock	(21)	(21)	(97)	(499)		(617)
Cash dividends declared				(20,014)		(20,014)
Balance at December 28, 2024	19,431	19,431	86,919	225,908	(608)	331,650
Net earnings				10,230		10,230
Vested and released restricted stock units	21	21	(21)			-
Compensation expense associated with stock-based plans			1,343			1,343
Repurchases of common stock	(40)	(40)	(179)	(906)		(1,125)
Restricted stock units and stock options surrendered for withholding taxes payable			(103)			(103)
Cash dividends declared				(582)		(582)
Balance at March 29, 2025	19,412	$19,412	$87,959	$234,650	$(608)	$341,413

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will become effective for us in fiscal 2028 for annual reporting and in the first quarter of fiscal 2029 for interim reporting. Retrospective application is permitted. We are currently evaluating the impact of the ASU on our disclosures within the consolidated financial statements.

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

Following the EWP Acquisition, net sales of the former EWP facilities for the three- and six-month periods ended March 29, 2025 were approximately $14.4 million and $22.0 million, respectively. The actual net sales specifically attributable to the EWP Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former EWP facilities and our existing WWR facilities. As a result, we have determined that the presentation of EWP’s earnings for the three- and six-month periods ended March 29, 2025, is impracticable due to the integration of EWP’s operations following the EWP Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the EWP Acquisition occurred at the beginning of fiscal 2024. The pro forma information reflects certain adjustments related to the EWP Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired and adjustments to interest income. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the EWP Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the EWP Acquisition occurred at the beginning of fiscal 2024, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three- and six-month periods ending March 29, 2025 are as follows:

	Three Months Ended	Six Months Ended
	March 29,	March 29,
(In thousands)	2025	2025
Net sales	$160,656	$295,582
Earnings before income taxes	13,325	14,867
Net earnings	10,230	11,370

Restructuring charges. In connection with the EWP Acquisition, we elected to consolidate our WWR operations through the closure of the Warren facility and through the redeployment of equipment to our other WWR production facilities. Production at the Warren facility ceased in November 2024, and its orders were distributed to our remaining WWR facilities. Following is a summary of the restructuring activity during the three- and six-month periods ended March 28, 2026 and March 29, 2025:

(In thousands)	Employee	Equipment	Facility	Asset
	Separation Costs	Relocation Costs	Closure Costs	Impairments	Total
2026
Liability as of September 27, 2025	$-	$-	$24	$-	$24
Restructuring charges, net	-	48	3	-	51
Cash payments	-	(48)	-	-	(48)
Non-cash charges	-	-	-	-	-
Liability as of December 27, 2025	-	-	27	-	27
Restructuring charges, net	-	-	-	-	-
Cash payments	-	-	(27)	-	(27)
Non-cash charges	-	-	-	-	-
Liability as of March 28, 2026	$-	$-	$-	$-	$-

2025
Liability as of September 28, 2024	$-	$-	$-	$-	$-
Restructuring charges, net	192	-	212	270	674
Cash payments	(138)	-	(137)	-	(275)
Non-cash charges	-	-	-	(270)	(270)
Liability as of December 28, 2024	54	-	75	-	129
Restructuring charges, net	59	45	123	217	444
Cash payments	(103)	(17)	(143)	-	(263)
Non-cash charges	-	-	-	(217)	(217)
Liability as of March 29, 2025	$10	$28	$55	$-	$93

As of September 27, 2025, we recorded a liability of $24,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We have incurred cumulative restructuring charges of $2.0 million since the start of this initiative and expect to incur less than $0.1 million of additional costs through fiscal 2026.

Acquisition costs. Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred. There were no acquisition-related costs recorded during the three- and six-month periods ended March 28, 2026. During the three- and six-month periods ended March 29, 2025, we recorded $26,000 and $252,000, respectively, of acquisition-related costs associated with the EWP Acquisition for accounting, legal and other professional fees.

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

In connection with the OWP Acquisition, we acquired certain intangible assets that will be amortized based on their estimated useful lives of 20.0 years for customer relationships and 5.0 years for a non-competition agreement. Goodwill associated with the OWP Acquisition, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

Following the OWP acquisition, the net sales resulting from this acquisition were managed through our existing WWR facilities and cannot be quantified separately because of our integration efforts. Additionally, we are unable to prepare pro forma financial information due to the unavailability of certain historical financial data. Disclosing this information is considered impractical, and it would not significantly differ from the results presented in our consolidated financial statements for the three- and six-month periods ending March 29, 2025.

Restructuring charges. In connection with the OWP Acquisition, we elected to consolidate our WWR operations through the redeployment of OWP’s equipment and inventory to our other facilities. Following is a summary of the restructuring activity during the three- and six-month periods ended March 28, 2026 and March 29, 2025:

(In thousands)	Equipment	Facility	Asset
	Relocation Costs	Closure Costs	Impairments	Total
2026
Liability as of September 27, 2025	$-	$49	$-	$49
Restructuring charges, net	-	-	-	-
Cash payments	-	-	-	-
Non-cash charges	-	-	-	-
Liability as of December 27, 2025	-	49	-	49
Restructuring charges, net	-	-	-	-
Cash payments	-	(49)	-	(49)
Non-cash charges	-	-	-	-
Liability as of March 28, 2026	$-	$-	$-	$-

2025
Liability as of September 28, 2024	$-	$-	$-	$-
Restructuring charges, net	-	19	3	22
Cash payments	-	(8)	-	(8)
Non-cash charges	-	-	(3)	(3)
Liability as of December 28, 2024	-	11	-	11
Restructuring charges, net	33	82	103	218
Cash payments	(11)	(80)	-	(91)
Non-cash charges	-	-	(103)	(103)
Liability as of March 29, 2025	$22	$13	$-	$35

As of September 27, 2025, we recorded a liability of $49,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We have incurred cumulative restructuring charges of $0.3 million since the start of this initiative and expect to incur less than $0.1 million of additional costs through fiscal 2026.

Acquisition costs. There were no acquisition-related costs recorded during the three- and six-month periods ended March 28, 2026. During the three- and six-month periods ended March 29, 2025, we recorded $1,000 and $46,000, respectively, of acquisition-related costs associated with the OWP Acquisition for accounting, legal and other professional fees.

(4) Revenue Recognition

We recognize revenues when performance obligations under the terms of a contract with our customers are satisfied, which generally occurs when products are shipped and control is transferred. We enter into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. We do not exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We present revenue net of amounts collected from customers for sales tax.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of March 28, 2026, and September 27, 2025.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for credit losses to provide for the estimated receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful. As of March 28, 2026, September 27, 2025, and September 28, 2024, net accounts receivable totaled $81.4 million, $78.7 million and $58.3 million, respectively.

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

As of March 28, 2026, and September 27, 2025, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of March 28, 2026:
Current assets:
Cash equivalents	$15,009	$15,009	$-
Other assets:
Cash surrender value of life insurance policies	14,000	-	14,000
Total	$29,009	$15,009	$14,000

As of September 27, 2025:
Current assets:
Cash equivalents	$38,396	$38,396	$-
Other assets:
Cash surrender value of life insurance policies	13,552	-	13,552
Total	$51,948	$38,396	$13,552

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

As of March 28, 2026, and September 27, 2025, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from EWP and OWP at fair value in 2025 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of March 28, 2026:
Customer relationships	18.7	$21,455	$(7,226)	$14,229
Developed technology and know-how	20.0	1,800	(1,042)	758
Non-competition agreements	4.0	930	(331)	599
Patents	7.0	200	(41)	159
		$24,385	$(8,640)	$15,745

As of September 27, 2025:
Customer relationships	18.7	$21,455	$(6,614)	$14,841
Developed technology and know-how	20.0	1,800	(997)	803
Non-competition agreements	4.1	990	(276)	714
Trade name	1.0	350	(329)	21
Patents	7.0	200	(26)	174
		$24,795	$(8,242)	$16,553

Amortization expense for intangibles was $393,000 and $484,000 for the three-month periods ended March 28, 2026, and March 29, 2025, respectively, and $808,000 and $892,000 for the six-month periods ended March 28, 2026, and March 29, 2025, respectively. Amortization expense for the next five years is $817,000 in 2026, $1.3 million in 2027, $1.3 million in 2028, $1.1 million in 2029, $1.1 million in 2030 and $10.1 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2025, the shareholders of the Company approved the 2025 Equity Incentive Plan of Insteel Industries Inc. (the “2025 Plan”), which authorizes the issuance of up to 800,000 shares of our common stock, plus any shares remaining available for grant under the 2015 Equity Incentive Plan of Insteel Industries Inc. (as amended, the “2015 Plan”) as of the effective date of the 2025 Plan and any shares subject to an award granted under the 2015 Plan which are forfeited, cancelled, terminated, lapsed or expired without the issuance of shares. The 2025 plan expires on February 10, 2035. As of March 28, 2026, there were 821,000 shares of our common stock available for future grants under the 2025 Plan, which is our only active equity incentive plan.

Stock option awards. Under the 2025 Plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the 2025 Plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $570,000 and $569,000 for the three-month periods ended March 28, 2026, and March 29, 2025, respectively, and $706,000 and $696,000 for the six-month periods ended March 28, 2026, and March 29, 2025, respectively. As of March 28, 2026, there was $745,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.21 years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 27, 2025	524	$32.01
Granted	49	37.00
Exercised	(3)	32.15		$15
Outstanding at March 28, 2026	570	32.44	6.69	1,378

Vested and anticipated to vest in the future at March 28, 2026	557	32.39	6.63	1,372

Exercisable at March 28, 2026	360	31.41	5.35	1,248

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the 2025 Plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $747,000 and $774,000 for the three-month periods ended March 28, 2026 and March 29, 2025, respectively, and $1.1 million and $992,000 for the six-month periods ended March 28, 2026, and March 29, 2025, respectively.

As of March 28, 2026, there was $1.5 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.64 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2025	147	$32.31
Granted	34	37.00
Vested	(44)	30.95
Balance, March 28, 2026	137	33.91

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.0% for the six-month period ended March 28, 2026, compared with 23.5% for the six-month period ended March 29, 2025. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant or discrete items related specifically to interim periods. The decrease in the effective rate for the six-month period ended March 28, 2026, is primarily attributed to a decrease in the valuation allowance for deferred tax assets that are expected to be utilized and the calculation of state deferred tax balances.

Deferred income taxes. As of March 28, 2026, and September 27, 2025, we recorded a deferred tax liability (net of valuation allowance) of $11.3 million and $11.1 million, respectively, in other liabilities on our consolidated balance sheets. We have $5.0 million of state net operating loss carryforwards that effectively expire in 2031 due to state tax rate reductions.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of March 28, 2026, and September 27, 2025, we recorded a valuation allowance of $3,000 and $112,000, respectively, pertaining to deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of March 28, 2026, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs consists of the following components included in selling, general and administrative expense (“SG&A expense”):

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2026	2025	2026	2025
Interest cost	$162	$151	$324	$302
Service cost	65	69	130	138
Net periodic pension cost	$227	$220	$454	$440

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 28, 2026, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10% plus, in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of March 28, 2026, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of March 28, 2026, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $13,000 for each of the three-month periods ended March 28, 2026, and March 29, 2025, and $26,000 for each of the six-month periods ended March 28, 2026, and March 29, 2025.

.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net earnings	$5,217	$10,230	$12,810	$11,311

Basic weighted average shares outstanding	19,482	19,482	19,477	19,490
Dilutive effect of stock-based compensation	84	47	82	49
Diluted weighted average shares outstanding	19,566	19,529	19,559	19,539

Net earnings per share:
Basic	$0.27	$0.53	$0.66	$0.58
Diluted	$0.27	$0.52	$0.65	$0.58

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 37,000 and 111,000 shares for the three-month periods ended March 28, 2026, and March 29, 2025, respectively, and 41,000 and 97,000 shares for the six-month periods ended March 28, 2026, and March 29, 2025, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. There were no share repurchases during the three-month period ended March 28, 2026. The Company repurchased $1.1 million or 39,850 shares of its common stock during the three-month period ended March 29, 2025, and $745,000 or 23,905 shares and $1.7 million or 61,391 shares of its common stock during the six-month periods ended March 28, 2026, and March 29, 2025, respectively. As of March 28, 2026, there was $16.4 million remaining available for future share repurchases under this Authorization.

(13) Other Financial Data

Balance sheet information:

	March 28,	September 27,
(In thousands)	2026	2025
Accounts receivable, net:
Accounts receivable	$82,151	$79,281
Less allowance for credit losses	(765)	(562)
Total	$81,386	$78,719

Inventories:
Raw materials	$75,390	$62,896
Work in process	10,133	9,893
Finished goods	73,457	64,987
Total	$158,980	$137,776

Other current assets:
Prepaid insurance	$3,225	$3,911
Income taxes receivable	1,913	-
Other	2,942	2,911
Total	$8,080	$6,822

Other assets:
Cash surrender value of life insurance policies	$14,000	$13,552
Right-of-use asset	3,088	3,939
Capitalized financing costs, net	48	73
Other	118	140
Total	$17,254	$17,704

Property, plant and equipment, net:
Land and land improvements	$17,543	$17,543
Buildings	65,134	64,263
Machinery and equipment	241,534	241,190
Construction in progress	4,209	2,297
	328,420	325,293
Less accumulated depreciation	(202,221)	(196,602)
Total	$126,199	$128,691

Accrued expenses:
Salaries, wages and related expenses	$4,132	$9,464
Operating lease liability	1,676	1,852
Customer rebates	1,088	2,119
Property taxes	795	1,960
Deferred compensation	360	360
State sales and use taxes	353	180
Income taxes	-	1,400
Other	411	501
Total	$8,815	$17,836

Other liabilities:
Deferred compensation	$12,266	$11,990
Deferred income taxes	11,340	11,068
Operating lease liability	1,365	2,051
Total	$24,971	$25,109

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

Our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2026	2025	2026	2025
Net sales:
Welded wire reinforcement	$106,480	$100,019	$214,851	$182,473
Prestressed concrete strand	66,173	60,637	117,726	107,903
Total	$172,653	$160,656	$332,577	$290,376

Our net sales by geographic region are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2026	2025	2026	2025
Net sales:
United States	$172,112	$158,984	$331,332	$287,758
Foreign	541	1,672	1,245	2,618
Total	$172,653	$160,656	$332,577	$290,376

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Six Months Ended
	March 28,		March 29,	March 28,		March 29,
	2026	Change	2025	2026	Change	2025

Net sales	$172,653	7.5%	$160,656	$332,577	14.5%	$290,376
Gross profit	16,493	(32.8%)	24,529	34,553	1.5%	34,058
Percentage of net sales	9.6%		15.3%	10.4%		11.7%
Selling, general and administrative expense	$9,712	(10.1%)	$10,800	$18,472	(1.2%)	$18,687
Percentage of net sales	5.6%		6.7%	5.6%		6.4%
Restructuring charges, net	$-	N/M	$662	$51	N/M	$1,358
Acquisition costs	-	N/M	27	-	N/M	298
Interest income	(61)	(80.7%)	(316)	(431)	(60.9%)	(1,102)
Effective income tax rate	23.3%		23.2%	22.0%		23.5%
Net earnings	$5,217	(49.0%)	$10,230	$12,810	13.3%	$11,311

"N/M" = not meaningful

Second Quarter of Fiscal 2026 Compared to Second Quarter of Fiscal 2025

Net Sales

Net sales for the second quarter of 2026 increased 7.5% to $172.7 million from $160.7 million in the prior year quarter, reflecting a 14.2% increase in average selling prices partially offset by a 5.9% decrease in shipments. The increase in average selling prices was driven by price increases implemented to recover higher raw material and operating costs. The decline in shipments was primarily attributable to adverse weather conditions across most of our markets, which limited construction activity and disrupted customer operating schedules. In addition, shipments were impacted by certain customer projects originally scheduled for delivery during the quarter being deferred to later in the fiscal year.

Gross Profit

Gross profit for the second quarter of 2026 decreased 32.8% to $16.5 million, or 9.6% of net sales, from $24.5 million, or 15.3% of net sales, in the prior year quarter due to higher manufacturing costs ($3.3 million), lower spreads between average selling prices and raw material costs ($2.3 million), a decrease in shipments ($1.4 million) and other material costs and adjustments ($1.0 million). The decrease in spreads was driven by higher raw material costs ($23.7 million) and an increase in freight expense ($437,000) partially offset by higher average selling prices ($21.8 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the second quarter of 2026 decreased 10.1% to $9.7 million, or 5.6% of net sales, from $10.8 million, or 6.7% of net sales, in the prior year quarter primarily due to lower compensation ($1.3 million) and employee benefits ($174,000) expense partially offset by higher legal expense ($225,000) and the relative year-over-year change in the cash surrender value of life insurance policies ($203,000). The decrease in compensation expense was primarily driven by lower incentive plan expense due to a decline in financial results. The decrease in employee benefit expense was largely related to lower employee health insurance expense in the current quarter. Legal expenses increased due to costs associated with various legal matters. The cash surrender value of life insurance policies decreased $234,000 in the current year quarter compared to $31,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments.

Restructuring Charges, Net

Net restructuring charges of $662,000 were incurred in the prior year quarter related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Net restructuring charges for the prior year quarter included asset impairment charges ($320,000), facility closure costs ($205,000), equipment relocation costs ($78,000) and employee separation costs ($59,000).

Interest Income

Interest income decreased $255,000 from the prior year quarter due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the second quarter of 2026 increased to 23.3% from 23.2% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the second quarter of 2026 decreased to $5.2 million ($0.27 per share) from $10.2 million ($0.52 per diluted share) in the prior year quarter primarily due to the decrease in gross profit and interest income partially offset by lower SG&A expense and restructuring charges.

First Half of Fiscal 2026 Compared to First Half of Fiscal 2025

Net Sales

Net sales for the first half of 2026 increased 14.5% to $332.6 million from $290.4 million in the prior year period, reflecting a 16.2% increase in average selling prices partially offset by a 1.5% reduction in shipments. The increase in average selling prices was driven by price increases implemented to recover higher raw material and operating costs. The decrease in shipments was largely due to adverse weather conditions in most of our markets during the current year period which impacted construction activity.

Gross Profit

Gross profit for the first half of 2026 increased 1.5% to $34.6 million, or 10.4% of net sales, from $34.1 million, or 11.7% of net sales, in the prior year period. The year-over-year increase was primarily due to higher spreads between average selling prices and raw material costs ($4.6 million) partially offset by higher manufacturing costs ($2.1 million), other material costs and adjustments ($1.5 million) and a decrease in shipments ($467,000). The increase in spreads was driven by higher average selling prices ($45.7 million) partially offset by higher raw material costs ($39.9 million) and an increase in freight expense ($1.2 million).

Selling, General and Administrative Expense

SG&A expense for the first half of 2026 decreased 1.2% to $18.5 million, or 5.6% of net sales, from $18.7 million, or 6.4% of net sales, in the prior year period primarily due to lower compensation expense ($566,000) and the relative year-over-year change in the cash surrender value of life insurance policies ($321,000) partially offset by higher legal ($257,000) and employee benefit ($179,000) expenses. The decrease in compensation expense was largely driven by lower incentive plan costs. The cash surrender value of life insurance policies increased $14,000 in the current year period compared with a decrease of $307,000 in the prior year period due to the corresponding changes in the value of the underlying investments. Legal expenses increased due to costs associated with various legal matters. The increase in employee benefit expense was primarily driven by higher employer payroll tax costs.

Restructuring Charges, Net

Net restructuring charges of $51,000 were incurred in the first half of 2026 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Net restructuring charges for first half of 2026 included equipment relocation costs ($48,000) and facility closure costs ($3,000). Net restructuring charges of $1.4 million were incurred in the prior year period for asset impairment charges ($593,000), facility closure costs ($436,000), employee separation costs ($251,000) and equipment relocation costs ($78,000).

Acquisition Costs

Acquisition costs of $298,000 were incurred in the first half of 2025 for legal, accounting and other professional fees related to the EWP Acquisition and the OWP Acquisition.

Interest Income

Interest income decreased $671,000 due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the first half of 2026 decreased to 22.0% from 23.5% for the prior year period. The decrease was primarily driven by a reduction in the valuation allowance on deferred tax assets expected to be utilized, as well as the calculation of state deferred tax balances.

Net Earnings

Net earnings for the first half of 2026 increased to $12.8 million ($0.65 per diluted share) from $11.3 million ($0.58 per share) in the prior year period primarily due to the increase in gross profit and the net change in restructuring charges and acquisition-related costs partially offset by lower interest income.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Six Months Ended
	March 28,	March 29,
	2026	2025
Net cash provided by operating activities	$4,370	$15,665
Net cash used for investing activities	(6,328)	(76,338)
Net cash used for financing activities	(21,584)	(22,441)

Net working capital	192,534	156,360
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$364,516	$341,413
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$364,516	$341,413

Operating Activities

Operating activities provided $4.4 million of cash during the first half of 2026 primarily from net earnings adjusted for non-cash items partially offset by a net increase in working capital. Working capital used $18.0 million of cash due to a $21.2 million increase in inventories and a $2.7 million increase in accounts receivable partially offset by a $5.9 million increase in accounts payable and accrued expenses. The increase in inventories was the result of higher raw material purchases together with higher average unit costs. The increase in accounts receivable was primarily due to an increase in days sales outstanding and higher average selling prices. The increase in accounts payable and accrued expenses was related to higher raw material purchases near the end of the period.

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

Investing Activities

Investing activities used $6.3 million of cash during the first half of 2026 compared to using $76.3 million during the prior year period primarily due to the EWP Acquisition ($66.4 million) and the OWP Acquisition ($5.1 million) partially offset by higher capital expenditures ($1.0 million). Capital expenditures increased to $5.9 million from $4.9 million in the prior year period and are expected to total up to approximately $20.0 million for fiscal 2026. Capital expenditures for fiscal 2026 are primarily directed toward cost and productivity improvement initiatives, investments in the growth of our ESM business and routine maintenance requirements. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $21.6 million of cash during the first half of 2026 compared to $22.4 million during the prior year period. During the first half of 2026, $20.6 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividends totaling $1.2 million, or $0.06 per share) and $745,000 for the repurchase of common stock. During the first half of 2025, $20.6 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividends totaling $1.2 million, or $0.06 per share) and $1.7 million for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of March 28, 2026, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a much lesser extent, labor rates, freight, energy and other consumables that are used in our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first half of 2026, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the period. The timing and magnitude of any future increases in our raw material costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2025 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2025 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2025 Annual Report for further information regarding our critical accounting policies and estimates. As of March 28, 2026, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2025 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we look ahead to the second half of fiscal 2026, we expect shipment levels to strengthen, supported by continued momentum in our nonresidential construction markets, the typical seasonal pickup in activity, and the carryover of weather‑delayed projects. Overall market conditions remain generally supportive, and we are optimistic about demand across our end markets. We believe Insteel is well-positioned to benefit as activity levels increase.

Beyond the near‑term effects of winter weather, broader market forces continue to shape our operating environment, particularly those tied to raw material availability and pricing, evolving U.S. trade policy and ongoing geopolitical tension in the Middle East. Domestic hot‑rolled wire rod prices remain far above global levels, practically eliminating the intended impact of the Section 232 derivative product initiative pursued by the Trump Administration in 2025. Even so, we are comfortable with our market position that includes minimal direct import competition, though we remain concerned about the disconnect between U.S. pricing for hot-rolled steel relative to the world market level. Inflationary conditions also continue to pressure our cost structure, including increased tariff costs, higher energy prices and, more recently, escalating freight expenses.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first half of 2026, a 10% increase in the price of wire rod would have resulted in a $20.7 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of March 28, 2026, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of March 28, 2026.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 28, 2026. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 28, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, during the quarter ended March 28, 2026, there have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our 2025 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2025 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Geopolitical conflicts may increase our costs and disrupt our supply chain.

Ongoing geopolitical tensions and military conflicts in the Middle East, including the conflict involving Iran, may adversely affect our operations. Escalating conflict in or near major oil‑producing or shipping corridors could lead to higher fuel and energy prices, increasing our transportation, manufacturing, and distribution costs. These events may also cause shipping delays, rerouted freight, port congestion, or higher logistics and insurance costs, which could disrupt the movement of our raw materials. Because we rely on both domestic and foreign suppliers for hot-rolled carbon steel wire rod, geopolitical disruptions could limit availability or increase the cost of sourcing raw materials. Any sustained increase in fuel prices, supply chain delays, or reduced access to foreign markets could negatively impact our margins, production schedules and ability to meet customer demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the three-month period ended March 28, 2026. Additional information regarding our share repurchase authorization is discussed in Note 12 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 28, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries Inc. for the quarter ended March 28, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended March 28, 2026, and March 29, 2025, (ii) the Consolidated Balance Sheets as of March 28, 2026, and September 27, 2025, (iii) the Consolidated Statements of Cash Flows for the six months ended March 28, 2026, and March 29, 2025, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended March 28, 2026, and March 29, 2025, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: April 16, 2026	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)