Form 10-Q
period 2026-06-27
INSTEEL INDUSTRIES INC
filed 2026-07-16
CIK 764401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2026.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	19,358,247

Title of Class	Number of Shares Outstanding as of July 15, 2026

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025

Net sales	$197,659	$179,886	$530,236	$470,262
Cost of sales	177,555	149,114	475,579	405,432
Gross profit	20,104	30,772	54,657	64,830
Selling, general and administrative expense	8,516	10,607	26,988	29,294
Restructuring charges, net	-	843	51	2,201
Acquisition costs	-	27	-	325
Other expense (income), net	78	(16)	85	(12)
Interest expense	12	14	48	40
Interest income	(188)	(472)	(619)	(1,574)
Earnings before income taxes	11,686	19,769	28,104	34,556
Income taxes	2,667	4,610	6,275	8,086
Net earnings	$9,019	$15,159	$21,829	$26,470

Net earnings per share:
Basic	$0.46	$0.78	$1.12	$1.36
Diluted	0.46	0.78	1.12	1.35

Weighted average shares outstanding:
Basic	19,452	19,476	19,469	19,485
Diluted	19,494	19,553	19,537	19,544

Cash dividends declared per share	$0.03	$0.03	$1.09	$1.09

Comprehensive income	$9,019	$15,159	$21,829	$26,470

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	June 27,	September 27,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$22,947	$38,630
Accounts receivable, net	80,687	78,719
Inventories	166,924	137,776
Other current assets	8,293	6,822
Total current assets	278,851	261,947
Property, plant and equipment, net	124,348	128,691
Intangible assets, net	15,351	16,553
Goodwill	37,755	37,755
Other assets	17,637	17,704
Total assets	$473,942	$462,650

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$65,485	$48,173
Accrued expenses	12,632	17,836
Total current liabilities	78,117	66,009
Other liabilities	24,425	25,109
Commitments and contingencies
Shareholders' equity:
Common stock	19,358	19,420
Additional paid-in capital	90,780	89,402
Retained earnings	261,298	262,746
Accumulated other comprehensive loss	(36)	(36)
Total shareholders' equity	371,400	371,532
Total liabilities and shareholders' equity	$473,942	$462,650

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 27,	June 28,
	2026	2025
Cash Flows From Operating Activities:
Net earnings	$21,829	$26,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,347	13,726
Amortization of capitalized financing costs	38	38
Stock-based compensation expense	2,153	2,115
Deferred income taxes	(70)	(541)
Asset impairment charges	-	1,001
Loss on sale and disposition of property, plant and equipment	70	86
Increase in cash surrender value of life insurance policies over premiums paid	(776)	(152)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(1,968)	(24,956)
Inventories	(29,148)	(17,861)
Accounts payable and accrued expenses	13,658	42,612
Other changes	(1,105)	1,632
Total adjustments	(3,801)	17,700
Net cash provided by operating activities	18,028	44,170

Cash Flows From Investing Activities:
Acquisition of businesses	-	(72,056)
Capital expenditures	(9,059)	(6,490)
Increase in cash surrender value of life insurance policies	(541)	(471)
Proceeds from sale of assets held for sale	-	57
Proceeds from sale of property, plant and equipment	-	99
Proceeds from surrender of life insurance policies	3	50
Net cash used for investing activities	(9,597)	(78,811)

Cash Flows From Financing Activities:
Proceeds from long-term debt	18,405	223
Principal payments on long-term debt	(18,405)	(223)
Cash dividends paid	(21,142)	(21,178)
Payment of employee tax withholdings related to net share transactions	(278)	(150)
Cash received from exercise of stock options	-	62
Repurchases of common stock	(2,694)	(1,966)
Net cash used for financing activities	(24,114)	(23,232)

Net decrease in cash and cash equivalents	(15,683)	(57,873)
Cash and cash equivalents at beginning of period	38,630	111,538
Cash and cash equivalents at end of period	$22,947	$53,665

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11	$-
Income taxes, net	8,163	5,153
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	364	1,435
Restricted stock units and stock options surrendered for withholding taxes payable	278	150

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the three and nine months ended June 27, 2026

Balance at September 27, 2025	19,420	$19,420	$89,402	$262,746	$(36)	$371,532
Net earnings	-	-	-	7,593	-	7,593
Compensation expense associated with stock-based plans	-	-	441	-	-	441
Repurchases of common stock	(24)	(24)	(110)	(611)	-	(745)
Cash dividends declared	-	-	-	(19,978)	-	(19,978)
Balance at December 27, 2025	19,396	19,396	89,733	249,750	(36)	358,843
Net earnings	-	-	-	5,217	-	5,217
Vested and released restricted stock units	37	37	(37)	-	-	-
Compensation expense associated with stock-based plans	-	-	1,317	-	-	1,317
Restricted stock units and stock options surrendered for withholding taxes payable	-	-	(278)	-	-	(278)
Cash dividends declared	-	-	-	(583)	-	(583)
Balance at March 28, 2026	19,433	19,433	90,735	254,384	(36)	364,516
Net earnings	-	-	-	9,019	-	9,019
Compensation expense associated with stock-based plans	-	-	395	-	-	395
Repurchases of common stock	(75)	(75)	(350)	(1,524)	-	(1,949)
Cash dividends declared	-	-	-	(581)	-	(581)
Balance at June 27, 2026	19,358	$19,358	$90,780	$261,298	$(36)	$371,400

For the three and nine months ended June 28, 2025

Balance at September 28, 2024	19,452	$19,452	$86,671	$245,340	$(608)	$350,855
Net earnings	-	-	-	1,081	-	1,081
Compensation expense associated with stock-based plans	-	-	345	-	-	345
Repurchases of common stock	(21)	(21)	(97)	(499)	-	(617)
Cash dividends declared	-	-	-	(20,014)	-	(20,014)
Balance at December 28, 2024	19,431	19,431	86,919	225,908	(608)	331,650
Net earnings	-	-	-	10,230	-	10,230
Vested and released restricted stock units	21	21	(21)	-	-	-
Compensation expense associated with stock-based plans	-	-	1,343	-	-	1,343
Repurchases of common stock	(40)	(40)	(179)	(906)	-	(1,125)
Restricted stock units and stock options surrendered for withholding taxes payable	-	-	(103)	-	-	(103)
Cash dividends declared	-	-	-	(582)	-	(582)
Balance at March 29, 2025	19,412	19,412	87,959	234,650	(608)	341,413
Net earnings	-	-	-	15,159	-	15,159
Stock options exercised, net	4	4	58	-	-	62
Compensation expense associated with stock-based plans	-	-	427	-	-	427
Repurchases of common stock	(6)	(6)	(29)	(189)	-	(224)
Restricted stock units and stock options surrendered for withholding taxes payable	-	-	(47)	-	-	(47)
Cash dividends declared	-	-	-	(582)	-	(582)
Balance at June 28, 2025	19,410	$19,410	$88,368	$249,038	$(608)	$356,208

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

Following the EWP Acquisition, net sales of the former EWP facilities for the three- and nine-month periods ended June 28, 2025 were approximately $17.4 million and $39.4 million, respectively. The actual net sales specifically attributable to the EWP Acquisition, however, cannot be quantified due to our integration efforts which involved the reassignment of business between the former EWP facilities and our existing WWR facilities. As a result, we have determined that the presentation of EWP’s earnings for the three- and nine-month periods ended June 28, 2025, is impracticable due to the integration of EWP’s operations following the EWP Acquisition.

The following unaudited supplemental pro forma financial information reflects our combined results of operations had the EWP Acquisition occurred at the beginning of fiscal 2024. The pro forma information reflects certain adjustments related to the EWP Acquisition, including adjusted amortization and depreciation expense based on the fair values of the assets acquired and adjustments to interest income. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the EWP Acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the EWP Acquisition occurred at the beginning of fiscal 2024, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three- and nine-month periods ended June 28, 2025 are as follows:

	Three Months Ended	Nine Months Ended
	June 28,	June 28,
(In thousands)	2025	2025
Net sales	$179,886	$475,468
Earnings before income taxes	19,769	34,636
Net earnings	15,159	26,529

Restructuring charges. In connection with the EWP Acquisition, we elected to consolidate our WWR operations through the closure of the Warren facility and through the redeployment of equipment to our other WWR production facilities. Production at the Warren facility ceased in November 2024, and its orders were distributed to our remaining WWR facilities. Following is a summary of the restructuring activity during the three- and nine-month periods ended June 27, 2026 and June 28, 2025:

(In thousands)	Employee	Equipment	Facility	Asset
	Separation Costs	Relocation Costs	Closure Costs	Impairments	Total
2026
Liability as of September 27, 2025	$-	$-	$24	$-	$24
Restructuring charges, net	-	48	3	-	51
Cash payments	-	(48)	-	-	(48)
Non-cash charges	-	-	-	-	-
Liability as of December 27, 2025	-	-	27	-	27
Restructuring charges, net	-	-	-	-	-
Cash payments	-	-	(27)	-	(27)
Non-cash charges	-	-	-	-	-
Liability as of March 28, 2026	-	-	-	-	-
Restructuring charges, net	-	-	-	-	-
Cash payments	-	-	-	-	-
Non-cash charges	-	-	-	-	-
Liability as of June 27, 2026	$-	$-	$-	$-	$-

2025
Liability as of September 28, 2024	$-	$-	$-	$-	$-
Restructuring charges, net	192	-	212	270	674
Cash payments	(138)	-	(137)	-	(275)
Non-cash charges	-	-	-	(270)	(270)
Liability as of December 28, 2024	54	-	75	-	129
Restructuring charges, net	59	45	123	217	444
Cash payments	(103)	(17)	(143)	-	(263)
Non-cash charges	-	-	-	(217)	(217)
Liability as of March 29, 2025	10	28	55	-	93
Restructuring charges, net	-	268	105	408	781
Cash payments	-	(222)	(93)	-	(315)
Non-cash charges	-	-	-	(408)	(408)
Liability as of June 28, 2025	$10	$74	$67	$-	$151

As of September 27, 2025, we recorded a liability of $24,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We have incurred cumulative restructuring charges of $2.0 million since the start of this initiative and expect to incur less than $0.1 million of additional costs through fiscal 2026.

Acquisition costs. Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred. There were no acquisition-related costs recorded during the three- and nine-month periods ended June 27, 2026. During the three- and nine-month periods ended June 28, 2025, we recorded $27,000 and $279,000, respectively, of acquisition-related costs associated with the EWP Acquisition for accounting, legal and other professional fees.

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

Following the OWP acquisition, the net sales resulting from this acquisition were managed through our existing WWR facilities and cannot be quantified separately because of our integration efforts. Additionally, we are unable to prepare pro forma financial information due to the unavailability of certain historical financial data. Disclosing this information is considered impractical, and it would not significantly differ from the results presented in our consolidated financial statements for the three- and nine-month periods ended June 28, 2025.

Restructuring charges. In connection with the OWP Acquisition, we elected to consolidate our WWR operations through the redeployment of OWP’s equipment and inventory to our other facilities. Following is a summary of the restructuring activity during the three- and nine-month periods ended June 27, 2026 and June 28, 2025:

(In thousands)	Equipment	Facility	Asset
	Relocation Costs	Closure Costs	Impairments	Total
2026
Liability as of September 27, 2025	$-	$49	$-	$49
Restructuring charges, net	-	-	-	-
Cash payments	-	-	-	-
Non-cash charges	-	-	-	-
Liability as of December 27, 2025	-	49	-	49
Restructuring charges, net	-	-	-	-
Cash payments	-	(49)	-	(49)
Non-cash charges	-	-	-	-
Liability as of March 28, 2026	-	-	-	-
Restructuring charges, net	-	-	-	-
Cash payments	-	-	-	-
Non-cash charges	-	-	-	-
Liability as of June 27, 2026	$-	$-	$-	$-

2025
Liability as of September 28, 2024	$-	$-	$-	$-
Restructuring charges, net	-	19	3	22
Cash payments	-	(8)	-	(8)
Non-cash charges	-	-	(3)	(3)
Liability as of December 28, 2024	-	11	-	11
Restructuring charges, net	33	82	103	218
Cash payments	(11)	(80)	-	(91)
Non-cash charges	-	-	(103)	(103)
Liability as of March 29, 2025	22	13	-	35
Restructuring charges, net	(1)	63	-	62
Cash payments	(21)	(52)	-	(73)
Non-cash charges	-	-	-	-
Liability as of June 28, 2025	$-	$24	$-	$24

As of September 27, 2025, we recorded a liability of $49,000 for restructuring liabilities in accrued expenses on our consolidated balance sheet. We have incurred cumulative restructuring charges of $0.3 million since the start of this initiative and expect to incur less than $0.1 million of additional costs through fiscal 2026.

Acquisition costs. There were no acquisition-related costs recorded during the three- and nine-month periods ended June 27, 2026. There were no acquisition-related costs recorded during the three-month period ended June 28, 2025. During the nine-month period ended June 28, 2025, we recorded $46,000 of acquisition-related costs associated with the OWP Acquisition for accounting, legal and other professional fees.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. Contract assets and liabilities were not material as of June 27, 2026, and September 27, 2025.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for credit losses to provide for the estimated receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful. As of June 27, 2026, September 27, 2025, and September 28, 2024, net accounts receivable totaled $80.7 million, $78.7 million and $58.3 million, respectively.

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

As of June 27, 2026, and September 27, 2025, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of June 27, 2026:
Current assets:
Cash equivalents	$22,483	$22,483	$-
Other assets:
Cash surrender value of life insurance policies	14,865	-	14,865
Total	$37,348	$22,483	$14,865

As of September 27, 2025:
Current assets:
Cash equivalents	$38,396	$38,396	$-
Other assets:
Cash surrender value of life insurance policies	13,552	-	13,552
Total	$51,948	$38,396	$13,552

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

As of June 27, 2026, and September 27, 2025, we had no nonfinancial assets that were required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from EWP and OWP at fair value in 2025 (see Note 3 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(6) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of June 27, 2026:
Customer relationships	18.7	$21,455	$(7,533)	$13,922
Developed technology and know-how	20.0	1,800	(1,065)	735
Non-competition agreements	4.0	930	(388)	542
Patents	7.0	200	(48)	152
		$24,385	$(9,034)	$15,351

As of September 27, 2025:
Customer relationships	18.7	$21,455	$(6,614)	$14,841
Developed technology and know-how	20.0	1,800	(997)	803
Non-competition agreements	4.1	990	(276)	714
Trade name	1.0	350	(329)	21
Patents	7.0	200	(26)	174
		$24,795	$(8,242)	$16,553

Amortization expense for intangibles was $393,000 and $480,000 for the three-month periods ended June 27, 2026, and June 28, 2025, respectively, and $1.2 million and $1.4 million for the nine-month periods ended June 27, 2026, and June 28, 2025, respectively. Amortization expense for the next five years is $424,000 in 2026, $1.3 million in 2027, $1.3 million in 2028, $1.1 million in 2029, $1.1 million in 2030 and $10.2 million thereafter.

(7) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2025, the shareholders of the Company approved the 2025 Equity Incentive Plan of Insteel Industries Inc. (the “2025 Plan”), which authorizes the issuance of up to 800,000 shares of our common stock, plus any shares remaining available for grant under the 2015 Equity Incentive Plan of Insteel Industries Inc. (as amended, the “2015 Plan”) as of the effective date of the 2025 Plan and any shares subject to an award granted under the 2015 Plan which are forfeited, cancelled, terminated, lapsed or expired without the issuance of shares. The 2025 Plan expires on February 10, 2035. As of June 27, 2026, there were 821,000 shares of our common stock available for future grants under the 2025 Plan, which is our only active equity incentive plan.

Stock option awards. Under the 2025 Plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the 2025 Plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $141,000 and $131,000 for the three-month periods ended June 27, 2026, and June 28, 2025, respectively, and $847,000 and $828,000 for the nine-month periods ended June 27, 2026, and June 28, 2025, respectively. As of June 27, 2026, there was $621,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 1.98 years.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 27, 2025	524	$32.01
Granted	49	37.00
Exercised	(3)	32.15		$15
Outstanding at June 27, 2026	570	32.44	6.44	785

Vested and anticipated to vest in the future at June 27, 2026	560	32.39	6.39	785

Exercisable at June 27, 2026	360	31.41	5.10	785

Stock option exercises include “net exercises” for which the optionee received shares of common stock equal to the intrinsic value of the options (fair market value of common stock on the date of exercise less exercise price) reduced by any applicable withholding taxes.

Restricted stock units. Restricted stock units (“RSUs”) granted under the 2025 Plan are valued based upon the fair market value on the date of the grant and provide for a dividend equivalent payment which is included in compensation expense. The vesting period for RSUs is generally one year from the date of the grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees. RSUs do not have voting rights. Compensation expense associated with RSUs was $254,000 and $296,000 for the three-month periods ended June 27, 2026, and June 28, 2025, respectively, and $1.3 million for each of the nine-month periods ended June 27, 2026, and June 28, 2025.

As of June 27, 2026, there was $1.2 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.46 years.

The following table summarizes RSU activity:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
(Unit amounts in thousands)	Outstanding	Fair Value
Balance, September 27, 2025	147	$32.31
Granted	34	37.00
Vested	(44)	30.95
Balance, June 27, 2026	137	33.91

(8) Income Taxes

Effective income tax rate. Our effective income tax rate was 22.3% for the nine-month period ended June 27, 2026, compared with 23.4% for the nine-month period ended June 28, 2025. The effective income tax rates for both periods were based upon the estimated rate applicable for the entire fiscal year adjusted to reflect any significant or discrete items related specifically to interim periods. The decrease in the effective rate for the nine-month period ended June 27, 2026, is primarily attributed to a decrease in the valuation allowance for deferred tax assets that are expected to be utilized and the calculation of state deferred tax balances.

Deferred income taxes. As of June 27, 2026, and September 27, 2025, we recorded a deferred tax liability (net of valuation allowance) of $11.0 million and $11.1 million, respectively, in other liabilities on our consolidated balance sheets. We have $4.9 million of state net operating loss carryforwards that effectively expire in 2031 due to state tax rate reductions.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of June 27, 2026, and September 27, 2025, we recorded a valuation allowance of $3,000 and $112,000, respectively, pertaining to deferred tax assets that were not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances.

Uncertainty in income taxes. We establish contingency reserves for material, known tax exposures based on our assessment of the estimated liability that would be incurred in connection with the settlement of such matters. As of June 27, 2026, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

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

Net periodic pension cost for the SRBAs consists of the following components included in selling, general and administrative expense (“SG&A expense”):

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2026	2025	2026	2025
Interest cost	$162	$151	$486	$453
Service cost	65	69	195	207
Net periodic pension cost	$227	$220	$681	$660

(10) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 27, 2026, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10% plus, in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of June 27, 2026, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of June 27, 2026, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $12,000 for each of the three-month periods ended June 27, 2026, and June 28, 2025, and $38,000 for each of the nine-month periods ended June 27, 2026, and June 28, 2025.

(11) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net earnings	$9,019	$15,159	$21,829	$26,470

Basic weighted average shares outstanding	19,452	19,476	19,469	19,485
Dilutive effect of stock-based compensation	42	77	68	59
Diluted weighted average shares outstanding	19,494	19,553	19,537	19,544

Net earnings per share:
Basic	$0.46	$0.78	$1.12	$1.36
Diluted	$0.46	$0.78	$1.12	$1.35

Options and RSUs that were antidilutive and not included in the dilutive earnings per share calculation amounted to 121,000 and 37,000 shares for the three-month periods ended June 27, 2026, and June 28, 2025, respectively, and 68,000 and 77,000 shares for the nine-month periods ended June 27, 2026, and June 28, 2025, respectively.

(12) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. The Company repurchased $1.9 million or 75,000 shares and $224,000 or 6,402 shares of its common stock during the three-month periods ended June 27, 2026, and June 28, 2025, respectively, and $2.7 million or 98,905 shares and $2.0 million or 67,793 shares of its common stock during the nine-month periods ended June 27, 2026, and June 28, 2025, respectively. As of June 27, 2026, there was $14.4 million remaining available for future share repurchases under this Authorization.

(13) Other Financial Data

Balance sheet information:

	June 27,	September 27,
(In thousands)	2026	2025
Accounts receivable, net:
Accounts receivable	$81,460	$79,281
Less allowance for credit losses	(773)	(562)
Total	$80,687	$78,719

Inventories:
Raw materials	$93,402	$62,896
Work in process	9,179	9,893
Finished goods	64,343	64,987
Total	$166,924	$137,776

Other current assets:
Prepaid insurance	$3,918	$3,911
Income taxes receivable	418	-
Other	3,957	2,911
Total	$8,293	$6,822

Other assets:
Cash surrender value of life insurance policies	$14,865	$13,552
Right-of-use asset	2,621	3,939
Capitalized financing costs, net	35	73
Other	116	140
Total	$17,637	$17,704

Property, plant and equipment, net:
Land and land improvements	$17,543	$17,543
Buildings	65,051	64,263
Machinery and equipment	238,563	241,190
Construction in progress	4,844	2,297
	326,001	325,293
Less accumulated depreciation	(201,653)	(196,602)
Total	$124,348	$128,691

Accrued expenses:
Salaries, wages and related expenses	$5,954	$9,464
Customer rebates	1,917	2,119
Operating lease liability	1,563	1,852
Property taxes	1,514	1,960
Sales allowance reserves	658	-
State sales and use taxes	460	180
Deferred compensation	360	360
Income taxes	-	1,400
Other	206	501
Total	$12,632	$17,836

Other liabilities:
Deferred compensation	$12,411	$11,990
Deferred income taxes	10,998	11,068
Operating lease liability	1,016	2,051
Total	$24,425	$25,109

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

Our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2026	2025	2026	2025
Net sales:
Welded wire reinforcement	$123,744	$117,691	$338,595	$300,165
Prestressed concrete strand	73,915	62,195	191,641	170,097
Total	$197,659	$179,886	$530,236	$470,262

Our net sales by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2026	2025	2026	2025
Net sales:
United States	$197,212	$179,372	$528,544	$467,130
Foreign	447	514	1,692	3,132
Total	$197,659	$179,886	$530,236	$470,262

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

Overview

Insteel Industries Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement and standard welded wire reinforcement. Our products are sold primarily to manufacturers of concrete products and concrete contractors for use, primarily, in nonresidential construction applications. We market our products through sales representatives who are our employees. We sell our products nationwide across the U.S. and, to a much lesser extent, into Canada, Mexico and Central and South America, shipping them primarily by truck, using common or contract carriers. Our business strategy is focused on: (1) achieving leadership positions in our markets; (2) operating as the lowest cost producer in our industry; and (3) pursuing growth opportunities within our core businesses that further our penetration of the markets we currently serve or expand our footprint.

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

Results of Operations

Statements of Operations – Selected Data

(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	June 27,		June 28,	June 27,		June 28,
	2026	Change	2025	2026	Change	2025

Net sales	$197,659	9.9%	$179,886	$530,236	12.8%	$470,262
Gross profit	20,104	(34.7%)	30,772	54,657	(15.7%)	64,830
Percentage of net sales	10.2%		17.1%	10.3%		13.8%
Selling, general and administrative expense	$8,516	(19.7%)	$10,607	$26,988	(7.9%)	$29,294
Percentage of net sales	4.3%		5.9%	5.1%		6.2%
Restructuring charges, net	$-	N/M	$843	$51	N/M	$2,201
Acquisition costs	-	N/M	27	-	N/M	325
Interest income	(188)	(60.2%)	(472)	(619)	(60.7%)	(1,574)
Effective income tax rate	22.8%		23.3%	22.3%		23.4%
Net earnings	$9,019	(40.5%)	$15,159	$21,829	(17.5%)	$26,470

"N/M" = not meaningful

Third Quarter of Fiscal 2026 Compared to Third Quarter of Fiscal 2025

Net Sales

Net sales for the third quarter of 2026 increased 9.9% to $197.7 million from $179.9 million in the prior year quarter, reflecting an 8.1% increase in average selling prices and a 1.7% increase in shipments. The increase in average selling prices was driven by price increases implemented to recover higher raw material, freight expense and operating costs. The increase in shipments was primarily attributable to improved demand in our infrastructure and commercial construction end markets.

Gross Profit

Gross profit for the third quarter of 2026 decreased 34.7% to $20.1 million, or 10.2% of net sales, from $30.8 million, or 17.1% of net sales, in the prior year quarter due to lower spreads between average selling prices and raw material costs ($8.5 million), other material costs and adjustments ($2.1 million) and higher manufacturing costs ($630,000) partially offset by an increase in shipments ($518,000). The decrease in spreads was driven by higher raw material costs ($20.5 million) and an increase in freight expense ($2.7 million) partially offset by higher average selling prices ($14.7 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) for the third quarter of 2026 decreased 19.7% to $8.5 million, or 4.3% of net sales, from $10.6 million, or 5.9% of net sales, in the prior year quarter primarily due to lower compensation expense ($2.2 million) and the relative year-over-year change in the cash surrender value of life insurance policies ($303,000) partially offset by higher employee benefits ($294,000) and legal ($288,000) expenses. The decrease in compensation expense was primarily driven by lower incentive plan expense due to a decline in financial results. The cash surrender value of life insurance policies increased $761,000 in the current year quarter compared to $458,000 in the prior year quarter due to the corresponding changes in the value of the underlying investments. The increase in employee benefits expense was primarily related to higher employee medical expenses in the current quarter. Legal expenses increased due to costs associated with various legal matters.

Restructuring Charges, Net

Net restructuring charges of $843,000 were incurred in the prior year quarter related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Net restructuring charges for the prior year quarter included asset impairment charges ($408,000), equipment relocation costs ($267,000) and facility closure costs ($168,000).

Interest Income

Interest income decreased $284,000 from the prior year quarter due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the third quarter of 2026 decreased to 22.8% from 23.3% for the prior year quarter primarily due to changes in book versus tax differences.

Net Earnings

Net earnings for the third quarter of 2026 decreased to $9.0 million ($0.46 per share) from $15.2 million ($0.78 per share) in the prior year quarter primarily due to the decrease in gross profit and interest income partially offset by lower SG&A expense and restructuring charges.

First Nine Months of Fiscal 2026 Compared to First Nine Months of Fiscal 2025

Net Sales

Net sales for the first nine months of 2026 increased 12.8% to $530.2 million from $470.3 million in the prior year period, reflecting a 13.1% increase in average selling prices, while shipments were relatively unchanged. The increase in average selling prices was driven by price increases implemented to recover higher raw material, freight expense and operating costs.

Gross Profit

Gross profit for the first nine months of 2026 decreased 15.7% to $54.7 million, or 10.3% of net sales, from $64.8 million, or 13.8% of net sales, in the prior year period. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($3.6 million), other material costs and adjustments ($3.6 million), higher manufacturing costs ($2.7 million) and a decrease in shipments ($180,000). The decrease in spreads was driven by higher raw material costs ($60.5 million) and an increase in freight expense ($3.9 million) partially offset by higher average selling prices ($60.8 million).

Selling, General and Administrative Expense

SG&A expense for the first nine months of 2026 decreased 7.9% to $27.0 million, or 5.1% of net sales, from $29.3 million, or 6.2% of net sales, in the prior year period primarily due to lower compensation expense ($2.8 million) and the relative year-over-year change in the cash surrender value of life insurance policies ($624,000) partially offset by higher legal ($545,000) and employee benefits ($473,000) expenses. The decrease in compensation expense was largely driven by lower incentive plan costs due to a decline in financial results. The cash surrender value of life insurance policies increased $776,000 in the current year period compared with $152,000 in the prior year period due to the corresponding changes in the value of the underlying investments. Legal expenses increased due to costs associated with various legal matters. The increase in employee benefits expense was largely related to higher employee medical expenses during the current year period.

Restructuring Charges, Net

Net restructuring charges of $51,000 were incurred in the first nine months of 2026 related to the closure of the Warren, Ohio facility, which had been acquired through the EWP Acquisition, and expenses related to the consolidation of our WWR operations. Net restructuring charges for first nine months of 2026 included equipment relocation costs ($48,000) and facility closure costs ($3,000). Net restructuring charges of $2.2 million were incurred in the prior year period for asset impairment charges ($1.0 million), facility closure costs ($604,000), equipment relocation costs ($345,000) and employee separation costs ($251,000).

Acquisition Costs

Acquisition costs of $325,000 were incurred in the first nine months of 2025 for legal, accounting and other professional fees related to the EWP Acquisition and the OWP Acquisition.

Interest Income

Interest income decreased $1.0 million from the prior year period due to lower average cash balances and interest rates.

Income Taxes

Our effective tax rate for the first nine months of 2026 decreased to 22.3% from 23.4% for the prior year period. The decrease was primarily driven by a reduction in the valuation allowance on deferred tax assets expected to be utilized, as well as the calculation of state deferred tax balances.

Net Earnings

Net earnings for the first nine months of 2026 decreased to $21.8 million ($1.12 per share) from $26.5 million ($1.35 per diluted share) in the prior year period primarily due to the decrease in gross profit and interest income partially offset by the net change in restructuring charges and acquisition-related costs and lower SG&A expense.

Liquidity and Capital Resources

Selected Financial Data

(Dollars in thousands)

	Nine Months Ended
	June 27,	June 28,
	2026	2025
Net cash provided by operating activities	$18,028	$44,170
Net cash used for investing activities	(9,597)	(78,811)
Net cash used for financing activities	(24,114)	(23,232)

Net working capital	200,734	173,817
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$371,400	$356,208
Percentage of total capital	100.0%	100.0%
Total capital (total debt + shareholders' equity)	$371,400	$356,208

Operating Activities

Operating activities provided $18.0 million of cash during the first nine months of 2026 primarily from net earnings adjusted for non-cash items partially offset by a net increase in working capital. Working capital used $17.5 million of cash due to a $29.2 million increase in inventories and a $2.0 million increase in accounts receivable partially offset by a $13.7 million increase in accounts payable and accrued expenses. The increase in inventories was the result of higher raw material purchases together with higher average unit costs. The increase in accounts receivable was primarily due to higher average selling prices. The increase in accounts payable and accrued expenses was largely due to higher raw material purchases.

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

Investing Activities

Investing activities used $9.6 million of cash during the first nine months of 2026 compared to using $78.8 million during the prior year period primarily due to the EWP Acquisition ($67.0 million) and the OWP Acquisition ($5.1 million) partially offset by higher capital expenditures ($2.6 million). Capital expenditures increased to $9.1 million from $6.5 million in the prior year period and are expected to total up to approximately $15.0 million for fiscal 2026. Capital expenditures for fiscal 2026 are primarily directed toward cost and productivity improvement initiatives, investments in the growth of our ESM business and routine maintenance requirements. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays when warranted based on business conditions.

Financing Activities

Financing activities used $24.1 million of cash during the first nine months of 2026 compared to $23.2 million during the prior year period. During the first nine months of 2026, $21.1 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividends totaling $1.7 million, or $0.09 per share) and $2.7 million for the repurchase of common stock. During the first nine months of 2025, $21.2 million of cash was used for dividend payments (including a special dividend of $19.4 million, or $1.00 per share, and regular quarterly dividends totaling $1.8 million, or $0.09 per share) and $2.0 million for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of June 27, 2026, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million (see Note 10 to the consolidated financial statements).

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

Impact of Inflation

We are subject to inflationary risks arising from fluctuations in the market prices for our primary raw material, hot-rolled carbon steel wire rod, and, to a lesser extent, labor, freight, energy and other operating costs associated with our manufacturing processes. We have generally been able to adjust our selling prices to pass through increases in these costs or offset them through various cost reduction and productivity improvement initiatives. However, our ability to raise our selling prices depends on market conditions and competitive dynamics, and there may be periods during which we are unable to fully recover increases in our costs. During the first nine months of 2026, higher raw material costs, freight and other operating costs outpaced the increase in our selling prices. The timing and magnitude of any future increases in our raw material costs, freight, other operating costs and the selling prices for our products are uncertain at this time.

Contractual Obligations

There have been no material changes in our contractual obligations and commitments as disclosed in our 2025 Annual Report other than those which occur in the ordinary course of business.

Critical Accounting Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of our financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, actuarial estimates, historical results and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in our 2025 Annual Report. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2025 Annual Report for further information regarding our critical accounting policies and estimates. As of June 27, 2026, none of our accounting estimates were deemed to be critical for the accounting periods presented, which is consistent with our assessment of critical accounting estimates disclosed in our 2025 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Outlook

As we move into the fourth quarter of fiscal 2026, we remain positive about our business outlook. Customer sentiment remains favorable, supported by healthy activity in our publicly funded infrastructure markets. Private nonresidential construction remains driven by data center-related projects, some of which continue to experience schedule delays. We believe these delays are timing-related and do not reflect weakening underlying demand.

Higher raw material, freight and other operating costs adversely affected profitability during the third quarter as increases in these costs outpaced changes in our selling prices. We expect our pricing actions to continue supporting the recovery of these higher costs over time. We also continue to monitor developments related to raw material pricing, transportation costs and trade policy.

Regardless of the market environment, we remain focused on the factors within our control, including disciplined cost management, realizing synergies from our prior-year acquisitions, aligning production schedules with customer demand to minimize operating costs, and continuing to improve the productivity and effectiveness of our manufacturing, selling and administrative activities. We also expect the investments we have made in our manufacturing facilities to generate increasing benefits through lower operating costs and additional capacity to support future growth. In addition, we will continue to evaluate acquisition opportunities that enhance our presence in markets we currently serve and expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs through higher selling prices, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our shipments and average wire rod cost reflected in cost of sales for the first nine months of 2026, a 10% increase in the price of wire rod would have resulted in a $33.1 million decrease in our pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of June 27, 2026, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of June 27, 2026.

Item 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 27, 2026. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Further, they concluded that our disclosure controls and procedures were effective to ensure that information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended June 27, 2026, there have been no material changes from the risk factors set forth under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, and Part I, Item 1A. “Risk Factors” in our 2025 Annual Report. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our 2025 Annual Report, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended June 27, 2026.

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program

For the three months ended June 27, 2026

March 29, 2026 - April 27, 2026	29,733	$25.43	29,733	$15,614	(1)
April 28, 2026 - May 27, 2026	45,267	26.35	45,267	14,421	(1)
May 28, 2026 - June 27, 2026	-	-	-	14,421	(1)
	75,000		75,000

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 12 to our consolidated financial statements and incorporated herein by reference.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 27, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Insteel Industries Inc. for the quarter ended June 27, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended June 27, 2026, and June 28, 2025, (ii) the Consolidated Balance Sheets as of June 27, 2026, and September 27, 2025, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 27, 2026, and June 28, 2025, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 27, 2026, and June 28, 2025, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in iXBRL and contained in Exhibit 101.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC.
Registrant

Date: July 16, 2026	By:	/s/ Scot R. Jafroodi
Scot R. Jafroodi
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)