Form 10-K
period 2026-10-03
INSTEEL INDUSTRIES INC
filed 2026-10-29
CIK 764401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2026

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of March 27, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $507,855,795 based upon the closing sale price as reported on the New York Stock Exchange. As of October 27, 2026, there were 19,353,638 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2027 Annual Meeting of Shareholders are incorporated by reference as set forth in Part III hereof.

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

It is not possible to anticipate and list all risks and uncertainties that may affect our business, future operations or financial performance; however, they include, but are not limited to, the following:

●	general economic and competitive conditions in the markets in which we operate, including uncertainty over global trade policies and the financial impact of related tariffs and retaliatory tariffs;

●	geopolitical tensions and military conflicts could increase energy and transportation costs, disrupt our supply chain and limit the availability of raw materials;

●	changes in the spending levels for nonresidential and residential construction and the impact on demand for our products;

●	changes in the amount and duration of transportation funding provided by federal, state and local governments and the impact on spending for infrastructure construction and demand for our products;

●	the cyclical nature of the steel and building material industries;

●	credit market conditions and the relative availability of financing for us, our customers and the construction industry as a whole;

●	the impact of rising interest rates on the cost of financing for our customers;

●	fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, from domestic and foreign suppliers;

●	competitive pricing pressures and our ability to raise selling prices in order to recover increases in raw material or operating costs;

●	changes in U.S. or foreign trade policy affecting imports or exports of steel wire rod or our products;

●	unanticipated changes in customer demand, order patterns and inventory levels;

●	the impact of fluctuations in demand and capacity utilization levels on our unit manufacturing costs;

●	our ability to further develop the market for engineered structural mesh (“ESM”) and expand our shipments of ESM;

●	legal, environmental, economic or regulatory developments that significantly impact our business or operating costs;

●	unanticipated plant outages, equipment failures or labor difficulties;

●	the impact of cybersecurity breaches and data leaks; and

●	the risks and uncertainties discussed herein under “Item 1A. Risk Factors” in this Form 10-K.

PART I

Item 1. Business

General

Insteel Industries Inc. (“we,” “us,” “our,” “the Company” or “Insteel”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including ESM, concrete pipe reinforcement (“CPR”) and standard welded wire reinforcement (“SWWR”). Our products are sold mainly to manufacturers of concrete products that are used primarily in nonresidential construction. For fiscal 2026, we estimate that approximately 85% of our sales were related to nonresidential construction and 15% were related to residential construction.

Insteel is the parent holding company of two wholly-owned subsidiaries: Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We were incorporated in 1958 in the State of North Carolina.

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

In August 2026, we announced plans to close our Upper Sandusky, Ohio manufacturing facility and consolidate its operations into our remaining WWR facilities. The consolidation is intended to improve the operating efficiency and cost competitiveness of our WWR business. We expect to cease manufacturing operations at the facility during the first quarter of fiscal 2027.

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

Customers

We sell our products to a broad range of customers that includes manufacturers of concrete products, and to a lesser extent, distributors, rebar fabricators and contractors. In fiscal 2026, we estimate that approximately 70% of our net sales were to manufacturers of concrete products and 30% were to distributors, rebar fabricators and contractors. In many cases, we are unable to identify the specific end use for our products as most of our customers sell products that are used for both nonresidential and residential construction, and the same products can be used for different end uses. We did not have any single customer that represented 10% or more of our net sales in fiscal years 2026, 2025 or 2024. The loss of a single customer or a few customers would not have a material adverse impact on our business.

Backlog

Backlog for our business is minimal due to the relatively short lead times that are required by our customers. We believe that the majority of our firm orders as of the end of fiscal 2026 will be shipped during the first quarter of fiscal 2027.

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

Raw Materials

The primary raw material used to manufacture our products is hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers and can generally be characterized as a commodity product. We purchase several different grades and sizes of wire rod with varying specifications based on the diameter, chemistry, mechanical properties and metallurgical characteristics that are required for our products. High-carbon grades of wire rod are required for the production of PC strand, while low-carbon grades are used to manufacture WWR.

Wire rod prices tend to fluctuate based on changes in scrap and other metallic prices for steel producers together with domestic and global market conditions. In most economic environments, domestic demand for wire rod exceeds domestic production capacity, and imports of wire rod are necessary to satisfy the supply requirements of the U.S. market. U.S. government trade policies and trade actions by domestic wire rod producers can significantly impact the pricing and availability of imported wire rod, which during fiscal years 2026 and 2025 represented approximately 31% and 27%, respectively, of our total wire rod purchases. We believe that our substantial wire rod requirements, desirable mix of sizes and grades and strong financial condition represent a competitive advantage by making us a relatively more attractive customer to our suppliers.

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

Selling prices for our products tend to be correlated with changes in wire rod prices. However, the timing and magnitude of the relative price changes vary depending upon market conditions and competitive factors. Ultimately, the relative supply-demand balance in our markets and competitive dynamics determine whether our margins expand or contract during periods of rising or falling wire rod prices.

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

Human Capital

We believe our employees are a key factor in the long-term success of the company. We seek to maintain a trusting and participative work environment throughout the organization, adhering to the highest standards of ethics, professionalism and excellence. Our human-capital strategy focuses on maintaining safe operations, aligning compensation with performance and attracting, developing and retaining qualified employees.

As of October 3, 2026, we had 983 employees, all of whom are located in the United States, including approximately 44 employees at our Upper Sandusky facility who were represented by a labor union. In August 2026, we announced plans to close the Upper Sandusky facility and consolidate its operations into our remaining WWR facilities. The closure is expected to result in the elimination of the positions at the facility, including those represented by the union. The collective bargaining agreement covering these employees expires on February 28, 2027.

Safe Operations

Employee safety is a core operating priority. Our employees are extensively trained in a formal process of risk assessment, risk reduction and hazard elimination and empowered with the authority to stop equipment or tasks until work can be safely accomplished. “Safe Operations with Zero Harm,” our internal safety philosophy, is a key part of our ongoing employee training and operations. Zero Harm is identifying and managing risk to avoid injuries, illness or other negative impacts experienced by employees, the community, customers, property, the environment and shareholders. We monitor safety performance using leading and lagging indicators, including employee training and involvement, leadership engagement, incident rates, lost-time rates and severity rates.

Performance-Based Compensation

Our performance-based compensation system incentivizes our workforce and reinforces our culture. Insteel employees typically earn a significant part of their compensation based on productivity and our financial performance. Our production and skilled trades team members have the opportunity to earn pay increases through our “Pay for Skills” program, which encourages their professional development and increases productivity, and also share in productivity pay through our “Team Share” incentive program, which is driven by variables that are controllable at the plant level. In addition, our salaried team members have a compensation structure that rewards both plant level and company performance.

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

Governmental Regulation and Environmental Matters

We are subject to federal, state and local laws and regulations in the United States that could affect our business, including regulations relating to generating emissions, water discharges, waste and workplace safety. We believe that we are in compliance in all material respects with applicable environmental laws and regulations. We have experienced no material difficulties in complying with legislative or regulatory standards and believe that these standards have not materially impacted our financial position or results of operations. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements on us and which could negatively impact our operating results. See “Item 1A. Risk Factors.” We do not expect to incur material capital expenditures for environmental control facilities during fiscal 2027.

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

Industry Specific Risks

Our business is cyclical and can be negatively impacted by prolonged economic downturns, elevated interest rates or constrained credit conditions that reduce the level of construction activity and demand for our products.

Demand for our products is cyclical in nature and sensitive to changes in the economy and in the financial markets. Our products are sold primarily to manufacturers of concrete products that are used for a broad range of nonresidential and residential construction applications. Demand for our products is driven by the level of construction activity, which tends to be correlated with conditions in the overall economy as well as other factors beyond our control. Economic weakness, elevated or rising interest rates and constrained credit conditions could adversely impact demand for our products by increasing the cost of financing or reducing the availability of financing to our customers and the construction industry as a whole. Future prolonged periods of economic weakness, high interest rates or reduced availability of financing could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Presidential actions increasing tariffs, including those on steel and aluminum, could materially and adversely affect our business, financial results and cash flows.

The Section 232 tariff rate applicable to most imported steel and aluminum products is currently 50%. Imported PC strand, as a derivative steel product, is also subject to the 50% tariff. Tariffs beyond those imposed under Section 232 on steel and aluminum products could increase the costs of other inputs, including consumables, equipment and components. Although we seek to adjust selling prices to offset higher input costs, competitive dynamics, the level of construction activity and customer inventory rebalancing may limit our ability to pass through such increases on a timely basis or in full. In weaker market environments, our margins could be compressed if rising costs outpace realized price increases, which could adversely affect our business, financial results and cash flows.

U.S. trade policy remains subject to change. Modifications to tariff rates, product or country coverage, exemptions, enforcement policies or other trade restrictions, as well as retaliatory measures by other countries, could affect our sourcing, costs, selling prices, competitive position and end-market demand. The timing, scope, duration and economic effects of these measures are unpredictable and may not be fully mitigated through planning or pricing actions.

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

Consistent with the experience of other employers, our labor, medical and workers’ compensation costs have increased substantially in recent years and are expected to continue to rise. If this trend continues, the cost of labor, healthcare and other employee benefits could increase, adversely impacting profitability. Labor market shortages continue to impact the availability and competition for qualified workers, which has increased costs associated with attracting and retaining employees. We cannot be certain that we will be able to maintain an adequately skilled labor force necessary to operate efficiently or that our labor costs will not increase as a result of a shortage in the availability of skilled employees. Additionally, employee turnover could result in lost time due to inefficiencies and the need for additional training, which could impact our operating results.

Our labor, medical and workers’ compensation costs have increased in recent years and may continue to rise. Because we self-insure certain employee healthcare and workers’ compensation obligations, increases in healthcare costs, claim frequency or severity, regulatory requirements or other employee-benefit expenses could increase our costs. If we are unable to offset higher labor and employee-related costs through improved productivity or higher selling prices, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

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

Persistent inflationary trends have led to increased costs across key operational inputs, including labor, energy, freight, operating supplies and raw materials. Although we seek to recover these increases through higher selling prices, competitive conditions and the level of customer demand may limit our ability to do so on a timely basis or in full. If increases in our costs outpace realized selling-price increases, our margins, results of operations and cash flows could be materially and adversely affected.

Our business and operations are subject to risks related to climate change and severe weather events.

The physical effects of climate change, including more frequent or severe storms, flooding, extreme temperatures and other weather-related events, could damage our facilities or inventories, disrupt our operations or supply chain, interrupt utility or transportation services and increase insurance and operating costs. In addition, demand for our products is correlated with construction activity, much of which occurs outdoors. Extended periods of inclement weather or associated flooding could delay construction projects and shipments to our customers, reducing demand for our products.

Changes in laws, regulations, technologies and business practices intended to address climate change could also increase the cost of raw materials, energy, transportation, equipment and other operating inputs or require additional capital expenditures. We use natural gas, diesel fuel, gasoline and electricity in our operations and could be adversely affected by regulations or other measures that increase the cost or limit the availability of these energy sources. These developments could materially and adversely affect our business, financial condition and results of operations.

Geopolitical conflicts may increase our costs and disrupt our supply chain.

Ongoing geopolitical tensions and military conflicts in the Middle East, including the conflict involving Iran, could adversely affect our operations. Escalating conflict in or near major oil‑producing or shipping corridors could lead to higher fuel and energy prices, increasing our transportation, manufacturing and distribution costs. These events may also cause shipping delays, rerouted freight, port congestion or higher logistics and insurance costs, which could disrupt the movement of our raw materials. Because we rely on both domestic and foreign suppliers for hot-rolled carbon steel wire rod, geopolitical disruptions could limit availability or increase the cost of sourcing raw materials. Any sustained increase in fuel prices, supply chain delays or reduced access to foreign markets could negatively impact our margins, production schedules and ability to meet customer demand.

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

Equity markets in the U.S. have been increasingly volatile in recent years. During fiscal 2026 our common stock traded as high as $39.22 and as low as $24.35. There are numerous factors that could cause the price of our common stock to fluctuate significantly, including: variations in our financial results; changes in our business outlook and expectations for the construction industry; changes in market valuations of companies in our industry; and announcements by us, our competitors or industry participants that may be perceived to impact our financial results. Many of the factors listed above are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our business, financial condition or results of operations.

We are increasingly dependent on information technology systems that are susceptible to certain risks, including cybersecurity breaches and data leaks, which could adversely impact our business.

Our increasing reliance on technology systems and infrastructure, some of which are managed by third parties, heightens our potential vulnerability to system failure and malfunction, breakdowns due to natural disasters, human error, unauthorized access, power loss and other unforeseen events. Data privacy breaches by employees and others with or without authorized access to our systems pose risks that sensitive data may be permanently lost or leaked to the public or other unauthorized persons. With the growing use and rapid evolution of technology, not limited to cloud-based computing, artificial intelligence and mobile devices, there are additional risks of unintentional data leaks. Cyber threats are continually evolving as threat actors may adopt new and sophisticated tools used in multifaceted attacks, including the potential use of artificial intelligence to engage in automated and targeted attacks. There is also the risk of theft of confidential information, intentional vandalism, industrial espionage and a variety of cyber-attacks that could compromise our internal technology system and infrastructure or result in data leaks in-house or at our third-party providers and business partners.

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

Our balance sheet includes intangible assets, including goodwill and other separately identifiable assets related to prior acquisitions, and we may acquire additional intangible assets in connection with future acquisitions. We are required to review goodwill for impairment on an annual basis or more frequently if certain indicators of impairment arise such as, among other things, a decline in our stock price and market capitalization or a reduction in our projected operating results and cash flows. If our review indicates that goodwill has been impaired, the impaired portion would have to be written off during that period, which could adversely impact our business and financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

As a component of and integrated into our overall risk management framework, we maintain a cybersecurity risk management program designed to assess, identify and manage material risks from cybersecurity threats and to protect our information systems and data from unauthorized access, use, disclosure, disruption, modification or destruction. Our program incorporates applicable industry frameworks and standards, including guidance provided by the National Institute of Standards and Technology and the Information Technology Infrastructure Library, and is comprised of core functions to identify, protect, detect, respond to and recover from cybersecurity threats and events.

We monitor cybersecurity threats and periodically evaluate the design and effectiveness of our cybersecurity program, including through assessments conducted with the assistance of third-party experts. We recognize the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf or have access to our information systems, and the Company has processes in place to oversee and manage these risks. We conduct thorough security assessments of these third-party engagements and maintain ongoing monitoring designed to ensure compliance with our cybersecurity standards. This monitoring includes both annual and ongoing assessments.

As described in “Item 1A. Risk Factors” in this Form 10-K, cybersecurity threats could materially and adversely affect our business and financial results. As of the date of this report, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, results of operations, financial condition and cash flows.

Governance

Our Information Services Department manages our cybersecurity risk management program under the direction of our Chief Information Officer. The Chief Information Officer holds a master’s degree in business administration with a concentration in technology and has decades of professional experience in cybersecurity threat assessments and detection, applicable technologies, incident response and employee training. Our Information Services Department includes a team of experienced professionals responsible for maintaining our Incident Response Policy, which is regularly reviewed and updated. The policy establishes the required steps to assess, respond to, limit the impact of and recover from events and details tactical and strategic team membership and points of contact related to the response process. The policy also provides for escalating notifications to senior executives, including the Chairman of the Board and Chief Executive Officer, depending on the severity of the threat.

The Board of Directors, having ultimate oversight of the company’s cybersecurity risk, receives annual and periodic updates on the cybersecurity program, including those related to material risks and incidents, from the Chief Information Officer and participates in discussions regarding cybersecurity risks. Cybersecurity information provided to the Board comprises a broad range of topics including, but not limited to, emerging cybersecurity threats, ongoing cybersecurity initiatives, incident reports and compliance with regulatory requirements, industry standards and relevant benchmarking. In addition to Board oversight, we provide mandatory quarterly employee training on how to identify, assess and manage risks from cybersecurity threats.

Item 2. Properties.

Our corporate headquarters and IWP’s sales and administrative offices are located in Mount Airy, North Carolina. As of October 3, 2026, we operated eleven manufacturing facilities located in Dayton, Texas; Gallatin, Tennessee; Hazleton, Pennsylvania; Hickman, Kentucky; Houston, Texas; Jacksonville, Florida; Kingman, Arizona; Mount Airy, North Carolina; Sanderson, Florida; St. Joseph, Missouri; and Upper Sandusky, Ohio.

In August 2026, we announced plans to close the Upper Sandusky facility and consolidate its operations into our remaining WWR facilities. We expect manufacturing operations at the facility to cease during the first quarter of fiscal 2027 and currently plan to sell the property following the completion of the closure activities.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
H. O. Woltz III	70	President, Chief Executive Officer and Chairman of the Board
Scot R. Jafroodi	57	Vice President, Chief Financial Officer and Treasurer
Elizabeth C. Southern	45	Vice President Administration, Secretary and Chief Legal Officer
Richard T. Wagner	67	Senior Vice President and Chief Operating Officer
James R. York	68	Senior Vice President, Sourcing and Logistics

H. O. Woltz III, 70, has served as Chief Executive Officer since 1991, as President since 1989 and has been employed by us and our subsidiaries in various capacities since 1978. He was named President and Chief Operating Officer in 1989. He served as our Vice President from 1988 to 1989 and as President of Rappahannock Wire Company, formerly a subsidiary of our Company, from 1981 to 1989. Mr. Woltz has been a director of the Company since 1986 and has served as Chairman of the Board since 2009. He also serves as President of Insteel Wire Products Company. Mr. Woltz served as President of Florida Wire and Cable, Inc., formerly a subsidiary of our Company, until its merger with Insteel Wire Products Company in 2002.

Scot R. Jafroodi, 57, has served as Vice President, Chief Financial Officer and Treasurer since January 2023. Prior to 2023, he served as Vice President, Corporate Controller and Chief Accounting Officer from October 2020. He previously held the role of Corporate Controller and Chief Accounting Officer from February 2007 to October 2020 and Corporate Controller from July 2005 to February 2007. Before joining the company, he was a Senior Manager at BDO Seidman, LLP from June 2003 through June 2005. Prior to that, he spent ten years at Deloitte & Touche USA, LLP, most recently as a Senior Manager.

Elizabeth C. Southern, 45, has served as Vice President Administration, Secretary and Chief Legal Officer since June 2023. From 2011 to 2023, she served in various senior management roles with Hanesbrands Inc., a publicly traded apparel company, including Deputy General Counsel and Assistant Secretary and Vice President, Human Resources. Prior to that, Ms. Southern was an associate attorney at Womble Bond Dickinson (US) LLP.

Richard T. Wagner, 67, has served as Senior Vice President, Chief Operating Officer since October 2020 and as Vice President and General Manager of the Concrete Reinforcing Products Business Unit of our subsidiary, Insteel Wire Products Company, since 1998. He joined us in 1992 serving in various other management roles. From 1977 until 1992, Mr. Wagner served in various positions with Florida Wire and Cable, Inc., a manufacturer of PC strand and galvanized strand products, which was later acquired by us in 2000.

James R. York, 68, has served as Senior Vice President, Sourcing and Logistics since October 2020, and as Vice President, Sourcing and Logistics since joining us in 2018. Prior to Insteel, he served in various senior management roles with Leggett & Platt, a publicly traded manufacturer of diversified engineered products, from 2002 to 2018, including Group President-Rod and Wire Products, Unit President-Wire Products and Unit President-Specialty Products. Mr. York served in a range of leadership positions at Bekaert Corporation, a U.S. subsidiary of N.V. Bekaert A.S. of Belgium, from 1983 to 2002.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “IIIN” and has traded on the NYSE since March 17, 2021. As of October 27, 2026, there were 387 shareholders of record.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors. On November 11, 2025, our Board of Directors approved a special cash dividend of $1.00 per share that was paid on December 12, 2025 to shareholders of record as of November 28, 2025.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of common stock during the quarter ended October 3, 2026:

(In thousands except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
June 28, 2026 - July 30, 2026	2,014	$31.03	2,014	$14,359 (1)
July 31, 2026 - August 31, 2026	10,659	30.78	10,659	14,031 (1)
September 1, 2026 - October 3, 2026	2,200	30.31	2,200	13,964 (1)
	14,873		14,873

(1)	Under the $25.0 million share repurchase authorization announced on November 18, 2008, which continues in effect until terminated by the Board of Directors.

Additional information regarding our share repurchase authorization is discussed in Note 18 to our consolidated financial statements and incorporated herein by reference.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P 500 Building Products Index for the five years ended October 3, 2026. The graph and table assume that $100 was invested on October 2, 2021 in our common stock and in each of the two indices and the reinvestment of all dividends. Cumulative total shareholder returns for our common stock, the Russell 2000 Index and the S&P 500 Building Products Index are based on our fiscal year.

	Fiscal Year Ended
	October 2, 2021	October 1, 2022	September 30, 2023	September 28, 2024	September 27, 2025	October 3, 2026
Insteel Industries Inc.	$100.00	$71.64	$94.22	$96.51	$124.84	$99.40
Russell 2000	100.00	76.50	83.33	105.64	117.00	135.95
S&P 500 Building Products	100.00	75.48	100.89	160.07	160.11	168.07

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

In August 2026, we announced plans to close our Upper Sandusky, Ohio manufacturing facility and consolidate its operations into our remaining WWR facilities. The consolidation is intended to improve the operating efficiency and cost competitiveness of our WWR business. We expect to cease manufacturing operations at the facility during the first quarter of fiscal 2027.

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

We have reviewed our accounting estimates and none were deemed to be considered critical for the accounting periods presented.

Recent Accounting Pronouncements.

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements and incorporated herein by reference.

Results of Operations

The following discussion and analysis of our financial condition and results of operations is for the year ended October 3, 2026 compared with the year ended September 27, 2025. Discussions of our financial condition and results of operations for the year ended September 27, 2025 compared to September 28, 2024 that have been omitted under this item can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, which was filed with the SEC on October 23, 2025.

The table below presents a summary of our results of operations for fiscal 2026 and fiscal 2025. Fiscal year 2026 was a 53-week period, and fiscal year 2025 was a 52-week period.

Statements of Operations – Selected Data

(Dollars in thousands)

	Year Ended
	(53 weeks)			(52 weeks)
	October 3,			September 27,
	2026	Change		2025
Net sales	$739,514	14.2%		$647,706
Gross profit	75,682	(19.0%	)	93,438
Percentage of net sales	10.2%			14.4%
Selling, general and administrative expense	$37,358	(4.2%	)	$39,002
Percentage of net sales	5.1%			6.0%
Restructuring charges, net	$756	(67.2%	)	$2,304
Acquisition costs	-	N/M		325
Interest income	(872)	(57.8%	)	(2,067)
Effective income tax rate	22.8%			23.8%
Net earnings	$29,547	(28.0%	)	$41,020

"N/M" = not meaningful

2026 Compared with 2025

Net Sales

Net sales increased 14.2% to $739.5 million in 2026 from $647.7 million in 2025 reflecting an 11.5% rise in average selling prices and a 2.4% increase in shipments. The increase in average selling prices was driven by pricing actions implemented to recover higher raw material, freight and operating costs. The increase in shipments was primarily due to the benefit of the additional week in fiscal 2026, which included 53 weeks compared with 52 weeks in fiscal 2025. Expansion of the customer base for our engineered structural mesh business also supported shipment volumes despite continued softness across much of the broader private nonresidential construction market.

Gross Profit

Gross profit decreased 19.0% to $75.7 million, or 10.2% of net sales, in 2026 from $93.4 million, or 14.4% of net sales, in 2025. The year-over-year decrease was primarily due to lower spreads between average selling prices and raw material costs ($12.6 million), higher manufacturing costs ($4.0 million) and other material costs and adjustments ($3.5 million) partially offset by higher shipments ($2.4 million). The decrease in spreads was driven by higher raw material costs ($78.7 million) and an increase in freight expense ($7.8 million) partially offset by higher average selling prices ($73.9 million).

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A expense”) decreased 4.2% to $37.4 million, or 5.1% of net sales, in 2026 from $39.0 million, or 6.0% of net sales, in 2025 primarily due to lower compensation expense ($3.1 million) partially offset by higher legal ($782,000) and employee benefits ($213,000) expenses. The decrease in compensation expense was largely driven by lower incentive plan costs due to a decline in financial results. Legal expenses increased due to costs associated with various legal matters.

Restructuring Charges, Net

We incurred restructuring charges in 2026 and 2025 related to separate initiatives to consolidate our WWR operations. The first initiative, announced in 2025, included the closure of our Warren, Ohio facility. A further consolidation initiative, announced in 2026, included the closure of our Upper Sandusky, Ohio facility. Restructuring charges totaled $756,000 in 2026, consisting of $699,000 related to the Upper Sandusky closure and $57,000 related to the prior consolidation initiative. These charges included $547,000 for employee separation costs, $155,000 for facility closure costs and $54,000 for equipment relocation costs. Restructuring charges totaled $2.3 million in 2025, consisting of $2.0 million related to the Warren closure and $326,000 for other costs associated with the initial consolidation initiative. These charges included $1.0 million for asset impairment charges, $681,000 for facility closure costs, $371,000 for equipment relocation costs and $251,000 for employee separation costs.

Acquisition Costs

Acquisition costs of $325,000 were incurred in 2025 for legal, accounting and other professional fees related to the acquisition of Engineered Wire Products, Inc. (the “EWP Acquisition”) and the acquisition of O’Brien Wire Products of Texas, Inc. (the “OWP Acquisition”).

Interest Income

Interest income decreased $1.2 million due to lower average cash balances and interest rates.

Income Taxes

Our effective income tax rate for 2026 decreased to 22.8% from 23.8% in 2025 due to changes in book versus tax differences.

Net Earnings

Net earnings decreased to $29.5 million ($1.51 per diluted share) in 2026 from $41.0 million ($2.10 per diluted share) in 2025 primarily due to the decrease in gross profit and lower interest income partially offset by lower SG&A expense, restructuring charges and acquisition costs.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash and cash equivalents, cash generated by operating activities and borrowing availability provided under our $100.0 million revolving credit facility (the “Credit Facility”). Our principal capital requirements include funding working capital, capital expenditures, dividends and any share repurchases. As of October 3, 2026, our cash and cash equivalents totaled $37.5 million compared with $38.6 million as of September 27, 2025.

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

Selected Liquidity and Capital Resources Data

(Dollars in thousands)

	Year Ended
	October 3,	September 27,
	2026	2025
Net cash provided by operating activities	$36,627	$27,163
Net cash used for investing activities	(12,426)	(75,674)
Net cash used for financing activities	(25,351)	(24,397)

Cash and cash equivalents	37,480	38,630
Net working capital	209,342	195,938
Total debt	-	-
Percentage of total capital	-	-
Shareholders' equity	$379,606	$371,532
Percentage of total capital	100%	100%
Total capital (total debt + shareholders' equity)	$379,606	$371,532

Operating Activities

Operating activities provided $36.6 million of cash in 2026 primarily from net earnings adjusted for non-cash items partially offset by a net increase in working capital. Working capital used $12.8 million of cash due to a $13.0 million increase in inventories and a $10.6 million increase in accounts receivable, partially offset by a $10.8 million increase in accounts payable and accrued expenses. The increase in inventories was the result of higher average unit costs along with higher raw material purchases near the end of the period. The increase in accounts receivable was largely driven by higher average selling prices combined with an increase in shipments. The increase in accounts payable and accrued expenses was related to higher raw material purchases near the end of the period, higher unit costs and the timing of payments related to raw material purchases.

Operating activities provided $27.2 million of cash in 2025 primarily from net earnings adjusted for non-cash items partially offset by a net increase in working capital. Working capital used $37.6 million of cash due to a $36.5 million increase in inventories and a $20.4 million increase in accounts receivable, partially offset by a $19.3 million increase in accounts payable and accrued expenses. The increase in inventories was the result of higher average unit costs along with higher raw material purchases during 2025. The increase in accounts receivable was largely driven by higher average selling prices combined with an increase in shipments. The increase in accounts payable and accrued expenses was related to higher raw material purchases near the end of the period, higher unit costs, the timing of payments related to raw material purchases and an increase in accrued salaries, wages and related expenses.

We may elect to adjust our operating activities as there are changes in the conditions in our construction end-markets, which could materially impact our cash requirements. While a downturn in the level of construction activity affects sales to our customers, it generally reduces our working capital requirements.

Investing Activities

Investing activities used $12.4 million of cash in 2026, primarily due to capital expenditures ($11.8 million) and an increase in the cash surrender value of life insurance policies ($645,000). Investing activities used $75.7 million of cash in 2025, primarily due to the EWP Acquisition ($67.0 million), the OWP Acquisition ($5.1 million) and capital expenditures ($8.2 million) partially offset by the receipt of proceeds from the sale of assets held for sale ($5.0 million). Capital expenditures for both years focused on cost and productivity improvement initiatives in addition to recurring maintenance requirements. Capital expenditures are expected to total up to approximately $30.0 million in 2027, including expenditures to support expansion of our ESM business, strategic investments in our prestressed concrete strand operations, cost reduction and productivity initiatives, and routine maintenance. Our investing activities are largely discretionary, providing us with the ability to significantly curtail outlays should future business conditions warrant that such actions be taken.

Financing Activities

Financing activities used $25.4 million of cash in 2026 and $24.4 million of cash in 2025. In 2026, $21.7 million of cash was used for dividend payments (including a special cash dividend of $19.4 million, or $1.00 per share, and regular cash dividends totaling $2.3 million) and $3.2 million for the repurchase of common stock. In 2025, $21.8 million of cash was used for dividend payments (including a special cash dividend of $19.4 million, or $1.00 per share, and regular cash dividends totaling $2.4 million) and $2.3 million for the repurchase of common stock.

Cash Management

Our cash is principally concentrated at one major financial institution, which at times exceeds federally insured limits. We invest excess cash primarily in money market funds, which are highly liquid securities that bear minimal risk.

Credit Facility

We have a Credit Facility that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028 and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate. The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 3, 2026, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million (see Note 8 to the consolidated financial statements). As of September 27, 2025, there were no borrowings outstanding on the Credit Facility.

Off-Balance Sheet Arrangements

We do not have any material transactions, arrangements, obligations (including contingent obligations) or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on our financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Contractual Obligations

In addition to our discussion and analysis surrounding our liquidity and capital resources, our contractual obligations and commitments as of October 3, 2026, include:

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

●

Debt Obligations and Interest Payments - See Note 8, “Long-Term Debt,” within our consolidated financial statements for further detail of our debt and the timing of expected future principal and interest payments. As of October 3, 2026, there were no borrowings outstanding.

●	Capital Expenditures – As of October 3, 2026, we had contractual commitments for capital expenditures of $31.3 million expected to be incurred in 2027 and beyond.

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

During 2026, higher raw material costs, freight and other operating costs outpaced the increase in our selling prices. In 2025, we were successful in implementing price increases sufficient to recover the escalation in our raw material costs that occurred over the course of the year. The timing and magnitude of any future increases in raw material costs and the impact on selling prices for our products are uncertain at this time.

Outlook

As we enter fiscal 2027, publicly funded infrastructure activity continues to provide a solid foundation for our business, while data center investment remains the primary source of activity in our private nonresidential construction markets. Our pursuit of growth opportunities within our engineered structural mesh business has broadened our customer base and supported shipment volumes despite softness across much of the broader construction market. We expect these opportunities to continue supporting our business in fiscal 2027.

Domestic wire rod prices remain at historically high levels and well above prices in global markets, while domestic availability continues to be constrained. As a result, we have supplemented domestic purchases with offshore purchases, contributing to elevated inventories and working capital requirements. Higher freight costs and persistent inflation across much of our cost structure also continue to pressure profitability. We remain focused on managing the relationship between selling prices and costs and monitoring developments in raw material pricing, transportation costs and trade policy.

We also remain focused on improving our cost competitiveness and operating efficiency. The consolidation of our welded wire operations is progressing and is expected to generate cost reductions as the transition is completed. We will continue investing in the expansion of our engineered structural mesh business and other strategic initiatives that support long-term growth and operating efficiency. Our strong balance sheet provides the financial flexibility to pursue these opportunities while navigating changing market conditions.

Regardless of the market environment, we remain focused on the factors within our control, including disciplined cost management, completing the consolidation of our welded wire operations, aligning production schedules with customer demand, and improving the productivity and effectiveness of our manufacturing, selling and administrative activities. We expect the consolidation to generate cost reductions and our investments in manufacturing facilities to improve operating efficiency and provide additional capacity to support growth, particularly in our engineered structural mesh business. We will also continue to evaluate acquisition opportunities that strengthen our presence in existing markets and expand our geographic footprint.

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

Commodity Prices

We are subject to significant fluctuations in the cost and availability of our primary raw material, hot-rolled carbon steel wire rod, which we purchase from both domestic and foreign suppliers. We negotiate quantities and pricing for both domestic and foreign wire rod purchases for varying periods (most recently monthly for domestic suppliers), depending upon market conditions, to manage our exposure to price fluctuations and to ensure adequate availability of material consistent with our requirements. We do not use derivative commodity instruments to hedge our exposure to changes in prices as such instruments are not currently available for wire rod. Our ability to acquire wire rod from foreign sources on favorable terms is impacted by fluctuations in the strength of home markets, foreign currency exchange rates, foreign taxes, duties, tariffs, quotas and other trade actions. Although changes in our wire rod costs and selling prices tend to be correlated, in weaker market environments, we may be unable to fully recover increased wire rod costs, which would reduce our earnings and cash flows. Additionally, when raw material costs decline, our financial results may be negatively impacted if the selling prices for our products decrease to an even greater extent and if we are consuming higher cost material from inventory. Based on our 2026 shipments and average wire rod cost reflected in cost of sales, a 10% increase in the price of wire rod would have resulted in a $46.3 million decrease in our annual pre-tax earnings (assuming there was not a corresponding change in our selling prices).

Interest Rates

Although we did not have any balances outstanding on our Credit Facility as of October 3, 2026, future borrowings under the facility are subject to a variable rate of interest and are sensitive to changes in interest rates.

Foreign Exchange Exposure

We have not typically hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars, as such transactions have not been material historically. We will occasionally hedge firm commitments for certain equipment purchases that are denominated in foreign currencies. The decision to hedge any such transactions is made by us on a case-by-case basis. There were no forward contracts outstanding as of October 3, 2026. During 2026, a 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies to which we are typically exposed would not have had a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	October 3,	September 27,	September 28,
	2026	2025	2024
Net sales	$739,514	$647,706	$529,198
Cost of sales	663,832	554,268	479,566
Gross profit	75,682	93,438	49,632
Selling, general and administrative expense	37,358	39,002	29,591
Restructuring charges, net	756	2,304	-
Acquisition costs	-	325	61
Other expense, net	88	17	37
Interest expense	63	52	89
Interest income	(872)	(2,067)	(5,433)
Earnings before income taxes	38,289	53,805	25,287
Income taxes	8,742	12,785	5,982
Net earnings	$29,547	$41,020	$19,305

Net earnings per share:
Basic	$1.52	$2.11	$0.99
Diluted	1.51	2.10	0.99

Cash dividends declared	1.12	1.12	2.62

Weighted average shares outstanding:
Basic	19,458	19,484	19,502
Diluted	19,522	19,558	19,575

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	October 3,	September 27,	September 28,
	2026	2025	2024

Net earnings	$29,547	$41,020	$19,305

Adjustment to defined benefit plan liability, net of income taxes of ($127), ($182) and $103, respectively	402	572	(325)
Other comprehensive income (loss)	402	572	(325)

Comprehensive income	$29,949	$41,592	$18,980

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	October 3,	September 27,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$37,480	$38,630
Accounts receivable, net	89,293	78,719
Inventories	150,831	137,776
Other current assets	8,650	6,822
Total current assets	286,254	261,947
Property, plant and equipment, net	124,224	128,691
Intangibles, net	14,928	16,553
Goodwill	37,755	37,755
Other assets	17,230	17,704
Total assets	$480,391	$462,650

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$62,465	$48,173
Accrued expenses	14,447	17,836
Total current liabilities	76,912	66,009
Other liabilities	23,873	25,109
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value Authorized shares: 1,000 None Issued	-	-
Common stock, $1 stated value Authorized shares: 50,000 Issued and outstanding shares: 2026, 19,358; 2025, 19,420	19,358	19,420
Additional paid-in capital	91,819	89,402
Retained earnings	268,063	262,746
Accumulated other comprehensive income (loss)	366	(36)
Total shareholders’ equity	379,606	371,532
Total liabilities and shareholders’ equity	$480,391	$462,650

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity
Balance at September 30, 2023	19,454	$19,454	$83,832	$278,502	$(283)	$381,505
Net earnings	-	-	-	19,305	-	19,305
Other comprehensive loss(1)	-	-	-	-	(325)	(325)
Stock options exercised	17	17	411	-	-	428
Vested and released restricted stock units	39	39	(39)	-	-	-
Compensation expense associated with stock-based plans	-	-	3,072	-	-	3,072
Repurchases of common stock	(58)	(58)	(253)	(1,525)	-	(1,836)
Restricted stock units and stock options surrendered for withholding taxes payable	-	-	(352)	-	-	(352)
Cash dividends declared	-	-	-	(50,942)	-	(50,942)
Balance at September 28, 2024	19,452	19,452	86,671	245,340	(608)	350,855
Net earnings	-	-	-	41,020	-	41,020
Other comprehensive income(1)	-	-	-	-	572	572
Stock options exercised	12	12	50	-	-	62
Vested and released restricted stock units	32	32	(32)	-	-	-
Compensation expense associated with stock-based plans	-	-	3,489	-	-	3,489
Repurchases of common stock	(76)	(76)	(351)	(1,853)	-	(2,280)
Restricted stock units and stock options surrendered for withholding taxes payable	-	-	(425)	-	-	(425)
Cash dividends declared	-	-	-	(21,761)	-	(21,761)
Balance at September 27, 2025	19,420	19,420	89,402	262,746	(36)	371,532
Net earnings	-	-	-	29,547	-	29,547
Other comprehensive income(1)	-	-	-	-	402	402
Vested and released restricted stock units	52	52	(52)	-	-	-
Compensation expense associated with stock-based plans	-	-	3,489	-	-	3,489
Repurchases of common stock	(114)	(114)	(543)	(2,507)	-	(3,164)
Restricted stock units and stock options surrendered for withholding taxes payable	-	-	(477)	-	-	(477)
Cash dividends declared	-	-	-	(21,723)	-	(21,723)
Balance at October 3, 2026	19,358	$19,358	$91,819	$268,063	$366	$379,606

(1)Activity within accumulated other comprehensive income (loss) is reported net of related income taxes: 2024 $103, 2025 ($182) and 2026 ($127)

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	October 3,	September 27,	September 28,
	2026	2025	2024
Cash Flows From Operating Activities:
Net earnings	$29,547	$41,020	$19,305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,735	18,390	15,413
Amortization of capitalized financing costs	51	50	50
Stock-based compensation expense	3,489	3,489	3,072
Deferred income taxes	(223)	(748)	4,195
Asset impairment charges	-	1,001	-
Loss on sale and disposition of property, plant and equipment	81	127	99
Increase in cash surrender value of life insurance policies over premiums paid	(410)	(452)	(1,532)
Net changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	(10,574)	(20,411)	5,116
Inventories	(13,055)	(36,466)	14,466
Accounts payable and accrued expenses	10,795	19,260	(639)
Other changes	(809)	1,903	(1,338)
Total adjustments	7,080	(13,857)	38,902
Net cash provided by operating activities	36,627	27,163	58,207

Cash Flows From Investing Activities:
Acquisition of businesses	-	(72,089)	-
Capital expenditures	(11,788)	(8,213)	(19,149)
Increase in cash surrender value of life insurance policies	(645)	(581)	(517)
Proceeds from sale of assets held for sale	-	5,011	-
Proceeds from sale of property, plant, and equipment	4	107	4
Proceeds from surrender of life insurance policies	3	91	25
Net cash used for investing activities	(12,426)	(75,674)	(19,637)

Cash Flows From Financing Activities:
Proceeds from long-term debt	18,495	291	298
Principal payments on long-term debt	(18,495)	(291)	(298)
Cash dividends paid	(21,723)	(21,761)	(50,942)
Cash received from exercise of stock options	-	62	428
Payment of employee tax withholdings related to net share transactions	(477)	(425)	(352)
Repurchases of common stock	(3,151)	(2,273)	(1,836)
Net cash used for financing activities	(25,351)	(24,397)	(52,702)

Net decrease in cash and cash equivalents	(1,150)	(72,908)	(14,132)
Cash and cash equivalents at beginning of period	38,630	111,538	125,670
Cash and cash equivalents at end of period	$37,480	$38,630	$111,538

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11	$-	$-
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,489	1,549	2,449
Restricted stock units and stock options surrendered for withholding taxes payable	477	425	352

See accompanying notes to consolidated financial statements.

INSTEEL INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 3, 2026, SEPTEMBER 27, 2025 and SEPTEMBER 28, 2024

(1) Description of Business

Insteel Industries Inc. (“we,” “us,” “our,” “Insteel” or “the Company”) is the nation’s largest manufacturer of steel wire reinforcing products for concrete construction applications. Insteel is the parent holding company of two wholly-owned subsidiaries: Insteel Wire Products Company (“IWP”), an operating subsidiary, and Intercontinental Metals Corporation, an inactive subsidiary. We manufacture and market prestressed concrete strand (“PC strand”) and welded wire reinforcement (“WWR”), including engineered structural mesh, concrete pipe reinforcement and standard welded wire reinforcement. Our products are primarily sold to manufacturers of concrete products and, to a lesser extent, distributors, rebar fabricators and contractors. We sell our products nationwide across the United States (“U.S.”) and, to a much lesser extent, into Canada, Mexico and Central and South America.

(2) Summary of Significant Accounting Policies

Fiscal year. Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to September 30. Fiscal year 2026 was a 53-week period, and fiscal years 2025 and 2024 were 52-week periods. All references to years relate to fiscal years rather than calendar years.

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

Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. We estimate forfeitures over the requisite service period. The fair value of stock options is determined by using a valuation model that incorporates assumptions including expected term, volatility, dividend yield and the risk-free interest rate.

Employee benefit plan. We account for our supplemental retirement benefit agreements (each, a “SRBA”) in accordance with ASC Topic 715, “Compensation - Retirement Benefits” (“ASC 715”). Under the provisions of ASC 715, we recognize net periodic pension cost and value liabilities based on certain actuarial assumptions, principally the assumed discount rate.

The discount rate we utilize for determining net periodic pension cost and the related benefit obligation for the SRBAs is based, in part, on current interest rates earned on long-term bonds that receive one of the two highest ratings assigned by recognized rating agencies. Our discount rate assumptions are adjusted as of each valuation date to reflect current interest rates on such long-term bonds. The discount rate is used to determine the actuarial present value of the benefit obligations as of the valuation date as well as the interest component of the net periodic pension cost for the following year. We currently expect net periodic pension cost for 2027 to be $980,000 for the SRBAs. Cash contributions to the SRBAs during 2027 are estimated to be $902,000.

The assumed discount rate is reevaluated annually. A reduction in the assumed discount rate generally results in an actuarial loss, as the actuarially-determined present value of estimated future benefit payments will increase. Conversely, an increase in the assumed discount rate generally results in an actuarial gain. However, any actuarial gains generated in future periods can reduce the negative amortization effect of any cumulative unamortized actuarial losses, while any actuarial losses generated in future periods can reduce the favorable amortization effect of any cumulative unamortized actuarial gains.

The projected benefit obligations and net periodic pension cost for the SRBAs are based in part on expected increases in future compensation levels. Our assumption for the expected increase in future compensation levels is based upon our average historical experience and our intentions regarding future compensation increases, which generally approximates average long-term inflation rates. A 0.25% decrease in the assumed discount rate for our SRBAs would have increased our projected and accumulated benefit obligations as of October 3, 2026 by approximately $272,000 and $230,000, respectively, and decreased our expected net periodic pension cost for 2027 by approximately $4,000.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs. Expenditures for maintenance and repairs are charged directly to expense when incurred, while major improvements are capitalized. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 3 - 15 years; buildings, 10 - 30 years; and land improvements, 10 - 20 years. Depreciation expense was approximately $16.1 million in 2026, $16.5 million in 2025 and $14.7 million in 2024 and reflected in cost of sales and selling, general and administrative expense (“SG&A expense”) in the consolidated statements of operations. Capitalized software is amortized over the shorter of the estimated useful life or 5 years and reflected in SG&A expense. No interest costs were capitalized in 2026, 2025 and 2024.

Goodwill. Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of the reporting unit to its recorded value, including goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. It may be necessary to perform a quantitative analysis where a discounted cash flow model is used to determine the current estimated fair value of the reporting unit. Key assumptions used to determine the fair value of the reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flows for the five-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate based on the growth prospects of the reporting unit; (c) a discount rate based on our estimated after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to alternative scenarios based on their likelihood of occurrence. In developing these assumptions, we consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair value of the reporting unit is estimated. Assumptions in estimating future cash flows are subject to judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Based on the results of our impairment analysis, no goodwill impairment losses were recognized in the consolidated statements of operations for 2026, 2025 and 2024. Subsequent to the analysis, there have been no events or circumstances that indicate any potential impairment of goodwill.

Long-lived assets. Long-lived assets include property, plant and equipment and identifiable intangible assets with definite useful lives. Finite-lived intangible assets are amortized over their estimated useful lives. Our intangible assets consist of customer relationships, developed technology and know-how, non-competition agreements and patents and are being amortized on a straight-line basis over their finite useful lives (see Note 7 to the consolidated financial statements). We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If it is determined that an impairment loss has occurred, the loss is recognized in the period in which it is incurred and is calculated as the difference between the carrying value and the present value of estimated future net cash flows or comparable market values. There were no impairment losses in 2026 or 2024. Impairment charges of $1.0 million were recorded in 2025 related to the impairment of long-lived assets resulting from the consolidation of our WWR operations (see Note 5 to the consolidated financial statements).

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

(3) Recent Accounting Pronouncements

Current Adoptions

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 became effective for us in fiscal 2026 for annual reporting. Retrospective application is permitted for all prior periods presented in the financial statements. We adopted ASU No. 2023-09 retrospectively in fiscal 2026. The adoption resulted in expanded income tax disclosures but did not affect the recognition or measurement of income taxes and had no impact on our consolidated balance sheet, results of operations or cash flows. See Note 10 for the required disclosures.

Future Adoptions

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

(4) Revenue Recognition

We recognize revenues when performance obligations under the terms of a contract with our customers are satisfied, which generally occurs when products are shipped and control is transferred. We enter into contracts that pertain to products, which are accounted for as separate performance obligations and typically one year or less in duration. Revenue for certain contracts is recognized over time using the output method as products are shipped, control is transferred and performance obligations are satisfied. Revenue for these contracts is recognized based on the amount the Company has a right to invoice for as a practical expedient. We do not exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We present revenue net of amounts collected from customers for sales tax.

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

Contract assets primarily relate to our rights to consideration for products that are delivered but not billed as of the reporting date and are reclassified to receivables when the customer is invoiced. Contract liabilities primarily relate to performance obligations that are to be satisfied in the future and arise when we collect from the customer in advance of shipments. As of October 3, 2026, September 27, 2025, and September 28, 2024, contract assets totaled $2.0 million, $0.4 million and $0.2 million, respectively. Contract liabilities were not material as of October 3, 2026 and September 27, 2025.

Accounts receivable includes amounts billed and currently due from customers stated at their net estimated realizable value. Customer payment terms are generally 30 days. We maintain an allowance for credit losses to provide for the estimated receivables that will not be collected, which is based upon our assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. Past-due trade receivable balances are written off when our collection efforts have been unsuccessful. As of October 3, 2026, September 27, 2025, and September 28, 2024, net accounts receivable totaled $89.3 million, $78.7 million and $58.3 million, respectively.

See Note 15 for the disaggregation of our net sales by product line and geography.

(5) Restructuring and Business Combinations

Acquisitions have been accounted for as business purchases pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”).

Upper Sandusky Closure

In August 2026, we announced plans to close our Upper Sandusky, Ohio manufacturing facility and consolidate its operations into our remaining WWR facilities. The consolidation is intended to improve the operating efficiency and cost competitiveness of our WWR business. We expect production at the facility to cease during the first quarter of fiscal 2027. We also expect to relocate or dispose of certain machinery and equipment and market the real property for sale following the completion of closure activities.

Following is a summary of the restructuring activity for the year ended October 3, 2026:

(In thousands)	Employee	Facility
	Separation Costs	Closure Costs	Total
2026
Restructuring charges, net	$547	$152	$699
Cash payments	-	(152)	(152)
Non-cash charges	-	-	-
Liability as of October 3, 2026	$547	$-	$547

As of October 3, 2026, we had accrued restructuring liabilities of $547,000 within accrued expenses on our consolidated balance sheet. We currently expect to incur approximately $3.9 million of additional restructuring charges through the third fiscal quarter of 2027. The timing and amount of these charges are estimates and may change as the consolidation is completed.

Engineered Wire Products, Inc.

On October 21, 2024, we purchased substantially all of the assets, other than cash and accounts receivable, of Engineered Wire Products, Inc. (“EWP”) and certain related assets of Liberty Steel Georgetown, Inc. (“LSG”) for an adjusted purchase price of $67.0 million (the “EWP Acquisition”), which included a $1.5 million holdback. Subsequent to the acquisition date, purchase price adjustments totaling $0.8 million were applied to the holdback amount, reducing it to $0.7 million. The final holdback amount was settled during 2025.

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

In connection with the EWP Acquisition, we acquired certain intangible assets that are being amortized based on their estimated useful lives of 20.0 years for customer relationships, 4.0 years for a non-competition agreement, 1.0 year for a trade name and 7.0 years for a patent. Goodwill associated with the EWP Acquisition, which is deductible for tax purposes, consists largely of the synergies we expect to realize through the integration of the acquired assets with our operations.

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

	Year Ended
	September 27,	September 28,
(In thousands)	2025	2024
Net sales	$652,912	$622,462
Earnings before income taxes	53,885	22,795
Net earnings	41,079	17,510

Restructuring charges. In connection with the EWP Acquisition, we elected to consolidate our WWR operations through the closure of the Warren facility and through the redeployment of equipment to our other WWR production facilities. Production at the Warren facility ceased in November 2024, and its orders were distributed to our remaining WWR facilities. The facility was sold in 2025.

Following is a summary of the restructuring activity for the years ended October 3, 2026 and September 27, 2025:

(In thousands)	Employee	Equipment	Facility	Asset
	Separation Costs	Relocation Costs	Closure Costs	Impairments	Total
2026
Liability as of September 27, 2025	$-	$-	$24	$-	$24
Restructuring charges, net	-	48	3	-	51
Cash payments	-	(48)	(27)	-	(75)
Non-cash charges	-	-	-	-	-
Liability as of October 3, 2026	$-	$-	$-	$-	$-

2025
Restructuring charges, net	$251	$340	$492	$895	$1,978
Cash payments	(251)	(340)	(468)	-	(1,059)
Non-cash charges	-	-	-	(895)	(895)
Liability as of September 27, 2025	$-	$-	$24	$-	$24

We have incurred cumulative restructuring charges of $2.0 million since the start of this initiative and do not currently expect to incur any additional charges.

Acquisition costs. Under the provisions of ASC 805, acquisition and integration costs are recorded as expenses in the period in which such costs are incurred rather than included as components of consideration transferred. During 2025, we recorded $279,000 of acquisition-related costs associated with the EWP Acquisition for accounting, legal and other professional fees.

O’Brien Wire Products of Texas, Inc.

On November 26, 2024, we purchased certain assets of O’Brien Wire Products of Texas, Inc. (“OWP”) for a purchase price of $5.1 million (the “OWP Acquisition”). OWP was a manufacturer of WWR products for use in nonresidential and residential construction. Under the terms of the OWP Acquisition, Insteel acquired certain of OWP’s inventories and all of the production equipment. The OWP Acquisition was funded with cash on hand. The OWP Acquisition serves to strengthen our competitive position within the Texas market.

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

Restructuring charges. In connection with the OWP Acquisition, we elected to consolidate our WWR operations through the redeployment of OWP’s equipment and inventory to our other facilities. Following is a summary of the restructuring activity for the years ended October 3, 2026 and September 27, 2025:

(In thousands)	Equipment	Facility	Asset
	Relocation Costs	Closure Costs	Impairments	Total
2026
Liability as of September 27, 2025	$-	$49	$-	$49
Restructuring charges, net	6	-	-	6
Cash payments	(6)	(49)	-	(55)
Non-cash charges	-	-	-	-
Liability as of October 3, 2026	$-	$-	$-	$-

2025
Restructuring charges, net	$31	$189	$106	$326
Cash payments	(31)	(140)	-	(171)
Non-cash charges	-	-	(106)	(106)
Liability as of September 27, 2025	$-	$49	$-	$49

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

As of October 3, 2026 and September 27, 2025, we held financial assets that are required to be measured at fair value on a recurring basis, which are summarized below:

(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)
As of October 3, 2026:
Current assets:
Cash equivalents	$37,102	$37,102	$-
Other assets:
Cash surrender value of life insurance policies	14,603	-	14,603
Total	$51,705	$37,102	$14,603

As of September 27, 2025:
Current assets:
Cash equivalents	$38,396	$38,396	$-
Other assets:
Cash surrender value of life insurance policies	13,552	-	13,552
Total	$51,948	$38,396	$13,552

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

As of October 3, 2026 and September 27, 2025, we had no nonfinancial assets that are required to be measured at fair value on a nonrecurring basis other than the assets and liabilities that were acquired from EWP and OWP at fair value in 2025 (see Note 5 to the consolidated financial statements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these financial instruments.

(7) Intangible Assets

The primary components of our intangible assets and the related accumulated amortization are as follows:

(In thousands)	Weighted- Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
As of October 3, 2026:
Customer relationships	18.7	$21,455	$(7,863)	$13,592
Developed technology and know-how	20.0	1,800	(1,088)	712
Non-competition agreements	4.0	930	(450)	480
Patents	7.0	200	(56)	144
Total		$24,385	$(9,457)	$14,928

As of September 27, 2025:
Customer relationships	18.7	$21,455	$(6,614)	$14,841
Developed technology and know-how	20.0	1,800	(997)	803
Non-competition agreements	4.1	990	(276)	714
Trade name	1.0	350	(329)	21
Patents	7.0	200	(26)	174
Total		$24,795	$(8,242)	$16,553

Amortization expense for intangibles was $1.6 million in 2026, $1.9 million in 2025 and $749,000 in 2024. Amortization expense for the next five years is $1.3 million in 2027, $1.3 million in 2028, $1.1 million in 2029, $1.1 million in 2030 and $1.1 million in 2031.

(8) Long-Term Debt

Revolving Credit Facility. We have a $100.0 million revolving credit facility (the “Credit Facility”) that is used to supplement our operating cash flow and fund our working capital, capital expenditure, general corporate and growth requirements. In March 2023, we amended our credit agreement to extend the maturity date of the Credit Facility from May 15, 2024, to March 15, 2028, and replaced the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate (“SOFR”). The Credit Facility provides for an accordion feature whereby its size may be increased by up to $50.0 million, subject to our lender’s approval. Advances under the Credit Facility are limited to the lesser of the revolving loan commitment amount (currently $100.0 million) or a borrowing base amount that is calculated based upon a percentage of eligible receivables and inventories. As of October 3, 2026, no borrowings were outstanding on the Credit Facility, $98.7 million of borrowing capacity was available and outstanding letters of credit totaled $1.3 million. As of September 27, 2025, there were no borrowings outstanding on the Credit Facility.

Interest rates on the Credit Facility are based upon (1) an index rate that is established at the highest of the prime rate, 0.50% plus the federal funds rate or the SOFR rate plus 1.00% or (2) at our election, a SOFR rate including a credit adjustment of 0.10%, plus in either case, an applicable interest rate margin. The applicable interest rate margins are adjusted on a quarterly basis based upon the amount of excess availability on the Credit Facility within the range of 0.25% to 0.50% for index rate loans and 1.25% to 1.50% for SOFR-based loans. In addition, the applicable interest rate margins would be increased by 2.00% upon the occurrence of certain events of default provided for under the terms of the Credit Facility. Based on our excess availability as of October 3, 2026, the applicable interest rate margins on the Credit Facility were 0.25% for index rate loans and 1.25% for SOFR-based loans.

Our ability to borrow available amounts under the Credit Facility will be restricted or eliminated in the event of certain covenant breaches, events of default or if we are unable to make certain representations and warranties provided for under the terms of the Credit Facility. We are required to maintain a fixed charge coverage ratio of not less than 1.0 at the end of each fiscal quarter for the twelve-month period then ended when the amount of liquidity on the Credit Facility is less than $10.0 million. In addition, the terms of the Credit Facility restrict our ability to, among other things: engage in certain business combinations or divestitures; make investments in or loans to third parties, unless certain conditions are met with respect to such investments or loans; pay cash dividends or repurchase shares of our stock subject to certain minimum borrowing availability requirements; incur or assume indebtedness; issue securities; enter into certain transactions with our affiliates; or permit liens to encumber our property and assets. The terms of the Credit Facility also provide that an event of default will occur upon the occurrence of, among other things: defaults or breaches under the loan documents, subject in certain cases to cure periods; defaults or breaches by us or any of our subsidiaries under any agreement resulting in the acceleration of amounts above certain thresholds or payment defaults above certain thresholds; certain events of bankruptcy or insolvency; certain entries of judgment against us or any of our subsidiaries, which are not covered by insurance; or a change of control. As of October 3, 2026, we were in compliance with all of the financial and negative covenants under the Credit Facility, and there have not been any events of default.

Amortization of capitalized financing costs associated with the Credit Facility was $51,000 in 2026, $50,000 in 2025 and $50,000 in 2024. We expect the amortization of capitalized financing costs to approximate the following amounts for the next five fiscal years:

Fiscal year	In thousands
2027	$50
2028	23
2029	-
2030	-
2031	-

(9) Stock-Based Compensation

Under our equity incentive plan, employees and directors may be granted stock options, restricted stock, restricted stock units and performance awards. Effective February 11, 2025, the shareholders of the Company approved the 2025 Equity Incentive Plan of Insteel Industries Inc. (the “2025 Plan”), which authorizes the issuance of up to 800,000 shares of our common stock, plus any shares remaining available for grant under the 2015 Equity Incentive Plan of Insteel Industries Inc. (as amended, the “2015 Plan”) as of the effective date of the 2025 Plan and any shares subject to an award granted under the 2015 Plan which are forfeited, cancelled, terminated, lapsed or expired without the issuance of shares. The 2025 Plan expires on February 10, 2035. As of October 3, 2026, there were 753,000 shares of our common stock available for future grants under the 2025 Plan, which is our only active equity incentive plan.

Stock option awards. Under our equity incentive plan, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of the grant. Options granted under the plan generally vest over three years and expire ten years from the date of the grant. Compensation expense associated with stock options was $1.4 million in each of the periods ended October, 3, 2026, September, 27, 2025, and September 28, 2024. As of October 3, 2026, there was $753,000 of unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted average period of 2.20 years.

The fair value of each stock option award granted during 2026 was estimated on the date of grant using a binomial lattice model, while awards granted during 2025 and 2024 were valued using a Monte Carlo valuation model. Both valuation methodologies satisfy the fair value measurement objectives of ASC 718, utilize substantially similar assumptions and produce materially consistent fair value estimates. Accordingly, the change in valuation model did not have a material impact on the Company’s consolidated financial statements. The weighted-average estimated fair values of stock options granted during 2026, 2025 and 2024 were $14.54, $12.70 and $13.01 per share, respectively, based on the following weighted-average assumptions:

	Year Ended
	October 3,	September 27,	September 28,
	2026	2025	2024
Expected term (in years)	6.18	4.62	4.20
Risk-free interest rate	4.10%	4.29%	4.12%
Expected volatility	42.56%	39.32%	44.83%
Expected dividend yield	0.35%	0.38%	0.36%

The assumptions utilized in the valuation model are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The expected term assumption was based on the term of the stock options, expected exercise behavior and post-vesting termination rates. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect on the grant date for periods corresponding to the expected term of the award. Expected volatility was based on a combination of the historical volatility of the Company's common stock and the implied volatility of exchange-traded options on the Company's common stock. The dividend yield assumption was based on the annual dividend rate in effect on the grant date.

The following table summarizes stock option activity:

			Contractual	Aggregate
	Options	Weighted	Term - Weighted	Intrinsic
	Outstanding	Average	Average	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at September 30, 2023	411	$30.68
Granted	101	33.22
Exercised	(38)	30.79		$194
Forfeited	(8)	41.86
Outstanding at September 28, 2024	466	31.03
Granted	112	33.63
Exercised	(54)	26.95		568
Outstanding at September 27, 2025	524	32.01
Granted	103	34.58
Exercised	(3)	32.15		15
Forfeited	(9)	34.49
Outstanding at October 3, 2026	615	32.40	6.58	671

Vested and anticipated to vest in the future at October 3, 2026	602	32.37	6.52	671

Exercisable at October 3, 2026	404	31.55	5.34	671

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

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2026	2025	2024
Restricted stock unit grants:
Units	57	68	52
Market value	$2,010	$2,230	$1,769
Compensation expense	2,041	2,070	1,730

As of October 3, 2026, there was $1.2 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 1.71 years.

The following table summarizes RSU activity:

		Weighted	Aggregate
	Restricted	Average	Intrinsic
	Stock Units	Grant Date	Value
(Unit amounts in thousands)	Outstanding	Fair Value	(in thousands)
Balance, September 30, 2023	105	$35.07
Granted	52	33.56
Vested	(38)	33.02	$1,322
Balance, September 28, 2024	119	32.96
Granted	68	32.77
Vested	(40)	35.05	1,323
Balance, September 27, 2025	147	32.31
Granted	57	35.11
Vested	(65)	30.96	2,314
Balance, October 3, 2026	139	34.09

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	October 3,	September 27,	September 28,
(Dollars in thousands)	2026	2025	2024
Provision for income taxes:
Current:
Federal	$8,246	$12,257	$1,425
State	719	1,276	362
	8,965	13,533	1,787
Deferred:
Federal	(120)	(782)	3,843
State	(103)	34	352
	(223)	(748)	4,195

Income taxes	$8,742	$12,785	$5,982

Effective income tax rate	22.8%	23.8%	23.7%

The reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

	Year Ended
(Dollars in thousands)	October 3, 2026		September 27, 2025		September 28, 2024
Provision for income taxes at federal statutory rate	$8,041	21.0%	$11,299	21.0%	$5,310	21.0%
State and local income taxes, net of federal tax benefit (1)	458	1.2	1,043	1.9	664	2.6
Effect of cross-border tax laws	(7)	(0.0)	(19)	(0.0)	-	-
Nontaxable or nondeductible items:
Officers life insurance	(77)	(0.2)	(87)	(0.2)	(314)	(1.2)
Other	339	0.8	578	1.1	282	1.1
Tax credits	-	-	(3)	(0.0)	(11)	(0.0)
Other adjustments	(12)	(0.0)	(26)	(0.0)	51	0.2
Provision for income taxes	$8,742	22.8%	$12,785	23.8%	$5,982	23.7%

(1)

State taxes in Florida and Texas comprise the majority (greater than 50%) of the tax effect in this category in 2026. State taxes in Florida and Pennsylvania comprise the majority of the tax effect in this category in 2025. State taxes in North Carolina and Florida comprise the majority of the tax effect in this category in 2024.

The amounts of income taxes paid, net of amounts refunded, are as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2026	2025	2024
Federal	$9,797	$9,700	$2,960
State:
Florida	239	440	254
Other	478	635	118
Income taxes paid, net of amounts refunded	$10,514	$10,775	$3,332

The components of deferred tax assets and liabilities are as follows:

	October 3,	September 27,
(In thousands)	2026	2025
Deferred tax assets:
Defined benefit plans	$2,667	$2,682
Accrued expenses and asset reserves	1,766	2,342
Stock-based compensation	1,808	1,650
Research and experimental capitalization	22	335
Operating lease liabilities	552	873
State net operating loss carryforwards and tax credits	44	3
Valuation allowance	(3)	(112)
Deferred tax assets	6,856	7,773

Deferred tax liabilities:
Plant and equipment	(14,047)	(15,374)
Prepaid insurance	(1,160)	(1,112)
Right-of-use assets	(554)	(881)
Goodwill	(2,067)	(1,474)
Deferred tax liabilities	(17,828)	(18,841)
Net deferred tax liability	$(10,972)	$(11,068)

As of October 3, 2026 and September 27, 2025, we recorded net deferred tax liabilities (net of valuation allowances) of $11.0 million and $11.1 million, respectively, in other liabilities on our consolidated balance sheet. We have $5.3 million of state NOLs that effectively expire in 2031 due to state tax rate reductions.

The realization of our deferred tax assets is entirely dependent upon our ability to generate future taxable income in applicable jurisdictions. GAAP requires that we periodically assess the need to establish a reserve against our deferred tax assets to the extent we no longer believe it is more likely than not that they will be fully realized. As of October 3, 2026, we recorded a valuation allowance of $3,000 pertaining to a deferred tax asset that was not expected to be utilized. The valuation allowance is subject to periodic review and adjustment based on changes in facts and circumstances. The $109,000 reduction in the valuation allowance reflects the expected utilization of a state deferred tax asset.

As of October 3, 2026, we had no material, known tax exposures that required the establishment of contingency reserves for uncertain tax positions.

We classify interest and penalties related to unrecognized tax benefits as part of income tax expense. There were no interest and penalties related to unrecognized tax benefits incurred during 2026, 2025 and 2024.

We file U.S. federal income tax returns as well as state and local income tax returns in various jurisdictions. Federal and various state tax returns filed subsequent to 2021 remain subject to examination.

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

The reconciliation of the projected benefit obligation, plan assets, funded status and amounts recognized for the SRBAs in our consolidated balance sheets is as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2026	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$12,231	$12,522	$11,532
Service cost	260	276	252
Interest cost	648	603	590
Actuarial (gain) loss	(528)	(754)	428
Distributions	(342)	(416)	(280)
Benefit obligation at end of year	$12,269	$12,231	$12,522

Change in plan assets:
Actual employer contributions	$342	$416	$280
Actual distributions	(342)	(416)	(280)
Plan assets at fair value at end of year	$-	$-	$-

Reconciliation of funded status to net amount recognized:
Funded status	$(12,269)	$(12,231)	$(12,522)
Net amount recognized	$(12,269)	$(12,231)	$(12,522)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net (gain) loss	$(481)	$47	$801
Net amount recognized	$(481)	$47	$801

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(528)	$(754)	$428
Total recognized in other comprehensive income	$(528)	$(754)	$428

In 2026, 2025 and 2024, the actuarial (gain) loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligation such as the discount rate, estimated future compensation levels and changes in plan participants.

The accumulated benefit obligation was $11.3 million as of October 3, 2026 and September 27, 2025.

Net periodic pension cost for the SRBAs consists of the following components included in SG&A expense:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2026	2025	2024
Service cost	$260	$276	$252
Interest cost	648	603	590
Net periodic pension cost	$908	$879	$842

The assumptions used in the valuation of the SRBAs are as follows:

	Measurement Date
	October 3,	September 27,	September 28,
	2026	2025	2024
Assumptions at year-end:
Discount rate	6.00%	5.50%	5.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

The projected benefit payments under the SRBAs are as follows:

Fiscal year(s)	In thousands
2027	$902
2028	902
2029	1,001
2030	1,001
2031	1,001
2032 - 2036	5,259

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

The Plan allows for discretionary contributions to be made by us as determined by the Board of Directors, which are allocated among eligible participants based on their compensation relative to the total compensation of all participants. Employees are permitted to contribute up to 75% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. We match employee contributions up to 100% of the first 1% and 50% of the next 5% of eligible compensation that is contributed by employees. Our contributions to the Plan were $2.1 million in 2026, $1.9 million in 2025 and $1.7 million in 2024.

Voluntary Employee Beneficiary Associations (“VEBA”). We have a VEBA which allows both us and our employees to make contributions to pay for medical costs. Our contributions to the VEBA were $10.8 million in 2026, $10.0 million in 2025 and $6.5 million in 2024. We are primarily self-insured for our employees’ healthcare costs, carrying stop-loss insurance coverage for individual claims in excess of $200,000 per benefit plan year. Our self-insurance liabilities are based on the total estimated costs of claims filed and claims incurred but not reported, less amounts paid against such claims. We review current and historical claims data in developing our estimates.

(12) Commitments and Contingencies

Purchase commitments. As of October 3, 2026, we had $132.1 million in non-cancelable purchase commitments for raw material extending as long as approximately 160 days and $31.3 million of contractual commitments for the purchase of certain equipment, which is expected to be incurred in 2027 and beyond, that had not been fulfilled and are not reflected in our consolidated financial statements.

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

(13) Leases

We use operating leases for certain equipment, office space and vehicles. We determine whether an arrangement is a lease at its inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. Lease expense for operating leases with original terms of more than twelve months was $2.2 million in 2026, $1.9 million in 2025 and $1.3 million in 2024.

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

Supplemental cash flow and non-cash information related to leases is as follows:

	Year Ended
(In thousands)	October 3, 2026	September 27, 2025	September 28, 2024
Cash paid for operating leases included in operating cash flows	$2,158	$1,875	$1,348
Right-of-use assets obtained in exchange for new lease obligations	493	3,811	946

Supplemental balance sheet information related to leases is as follows:

(In thousands)	October 3, 2026	September 27, 2025
Right-of-use assets:
Other assets	$2,491	$3,939

Lease liabilities:
Accrued expenses	$1,598	$1,852
Other liabilities	886	2,051
Total operating lease liabilities	$2,484	$3,903

The weighted average remaining lease terms and discount rates for operating leases are as follows:

	October 3, 2026	September 27, 2025
Weighted average lease term (in years)	1.7	2.2
Weighted average discount rate	7.8%	8.0%

Aggregate future operating lease payments as of October 3, 2026, are as follows:

(In thousands)
2027	$1,721
2028	794
2029	120
2030	3
2031	-
Total future operating lease payments	2,638
Less: imputed interest	(154)
Present value of operating lease liabilities	$2,484

(14) Earnings Per Share

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands, except per share amounts)	2026	2025	2024
Net earnings	$29,547	$41,020	$19,305

Basic weighted average shares outstanding	19,458	19,484	19,502
Dilutive effect of stock-based compensation	64	74	73
Diluted weighted average shares outstanding	19,522	19,558	19,575

Net earnings per share:
Basic	$1.52	$2.11	$0.99
Diluted	1.51	2.10	0.99

Options and RSUs that were antidilutive and not included in the diluted EPS calculation amounted to 72,000 shares in 2026, 60,000 shares in 2025 and 37,000 shares in 2024.

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

Significant expenses include cost of sales and SG&A expense which are each presented on the Company’s consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets, which are located in the U.S.

Our net sales by geographic region are as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2026	2025	2024
Net sales:
United States	$737,103	$644,022	$526,696
Foreign	2,411	3,684	2,502
Total	$739,514	$647,706	$529,198

Our sales by product line are as follows:

	Year Ended
	October 3,	September 27,	September 28,
(In thousands)	2026	2025	2024
Net sales:
Welded wire reinforcement	$474,022	$424,526	$305,769
Prestressed concrete strand	265,492	223,180	223,429
Total	$739,514	$647,706	$529,198

There were no customers that accounted for 10% or more of our net sales in 2026, 2025 or 2024.

(16) Other Financial Data

Balance sheet information:

	October 3,	September 27,
(In thousands)	2026	2025
Accounts receivable, net:
Accounts receivable	$90,013	$79,281
Less allowance for credit losses	(720)	(562)
Total	$89,293	$78,719

Inventories:
Raw materials	$87,168	$62,896
Work in process	8,545	9,893
Finished goods	55,118	64,987
Total	$150,831	$137,776

Other current assets:
Prepaid insurance	$3,784	$3,911
Other	4,866	2,911
Total	$8,650	$6,822

Other assets:
Cash surrender value of life insurance policies	$14,603	$13,552
Right-of-use assets	2,491	3,939
Capitalized financing costs, net	22	73
Other	114	140
Total	$17,230	$17,704

Property, plant and equipment, net:
Land and land improvements	$17,986	$17,543
Buildings	65,143	64,263
Machinery and equipment	239,096	241,190
Construction in progress	7,329	2,297
	329,554	325,293
Less accumulated depreciation	(205,330)	(196,602)
Total	$124,224	$128,691

Accrued expenses:
Salaries, wages and related expenses	$6,998	$9,464
Property taxes	2,247	1,960
Customer rebates	2,206	2,119
Operating lease liabilities	1,598	1,852
State sales and use taxes	578	180
Deferred compensation	360	360
Income taxes	30	1,400
Other	430	501
Total	$14,447	$17,836

Other liabilities:
Deferred compensation	$12,015	$11,990
Deferred income taxes	10,972	11,068
Operating lease liabilities	886	2,051
Total	$23,873	$25,109

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

(18) Share Repurchases

On November 18, 2008, our Board of Directors approved a share repurchase authorization to buy back up to $25.0 million of our outstanding common stock (the “Authorization”). Under the Authorization, repurchases may be made from time to time in the open market or in privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. We are not obligated to acquire any particular amount of common stock, and the program may be commenced or suspended at any time at our discretion without prior notice. The Authorization continues in effect until terminated by the Board of Directors. Share repurchases of the Company’s common stock under the Authorization were $3.2 million or 113,778 shares in 2026, $2.3 million or 76,447 shares in 2025 and $1.8 million or 58,099 shares in 2024. As of October 3, 2026, there was $14.0 million remaining available for future share repurchases under this Authorization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Insteel Industries Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 3, 2026 and September 27, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2026 and September 27, 2025, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 29, 2026 expressed an unqualified opinion.

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

October 29, 2026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 3, 2026. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Furthermore, we concluded that our disclosure controls and procedures were effective to ensure that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 3, 2026. During the quarter ended October 3, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of October 3, 2026, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Insteel Industries Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Insteel Industries Inc. (a North Carolina corporation) and subsidiaries (the “Company”) as of October 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 3, 2026, and our report dated October 29, 2026, expressed an unqualified opinion on those financial statements.

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

October 29, 2026

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended October 3, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item and not presented herein appears under the captions “Item Number One: Election of Directors”, “Security Ownership of Directors and Executive Officers – Delinquent Section 16(a) Reports” and “Corporate Governance Guidelines and Board Matters” (including the information under the heading “Insider Trading Policy”) in our Proxy Statement for the 2027 Annual Meeting of Shareholders and is incorporated herein by reference. Information on executive officers appears under the caption “Information About Our Executive Officers” in Part I of this Annual Report.

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

Item 11. Executive Compensation.

The information called for by this item appears under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in our Proxy Statement for the 2027 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item appears under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2027 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item appears under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance Guidelines and Board Matters” in our Proxy Statement for the 2027 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item appears under the caption “Item Number Three: Ratification of the Appointment of Grant Thornton LLP as our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2027 Annual Meeting of Shareholders and is incorporated herein by reference.

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

21.1	List of Subsidiaries of Insteel Industries, Inc. at October 3, 2026.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on the signature pages hereto).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Insteel Industries, Inc. Clawback Policy for Executive Officers (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed on October 26, 2023).
101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended October 3, 2026, filed on October 29, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations for the years ended October 3, 2026, September 27, 2025 and September 28, 2024, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 3, 2026, September 27, 2025 and September 28, 2024, (iii) the Consolidated Balance Sheets as of October 3, 2026 and September 27, 2025, (iv) the Consolidated Statements of Cash Flows for the years ended October 3, 2026, September 27, 2025 and September 28, 2024, (v) the Consolidated Statements of Shareholders’ Equity as of October 3, 2026, September 27, 2025 and September 28, 2024 and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended October 3, 2026, filed October 29, 2026, formatted in iXBRL (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 1-09929.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTEEL INDUSTRIES INC. Registrant

Date: October 29, 2026	By:	/s/ Scot R. Jafroodi
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 29, 2026 below by the following persons on behalf of the registrant and in the capacities indicated:

Name and Signature	Position(s)

/s/ H. O. WOLTZ III	President, Chief Executive Officer and Chairman of the
H. O. WOLTZ III	Board (Principal Executive Officer)

/s/ SCOT R. JAFROODI	Vice President, Chief Financial Officer and Treasurer
SCOT R. JAFROODI	(Principal Financial and Accounting Officer)

/s/ ABNEY S. BOXLEY III	Director
ABNEY S. BOXLEY III

/s/ ANNE H. LLOYD	Director
ANNE H. LLOYD

/s/ JON M. RUTH	Director
JON M. RUTH

/s/ G. KENNEDY THOMPSON	Director
G. KENNEDY THOMPSON

/s/ BLAKE K. DOYLE	Director
BLAKE K. DOYLE

/s/ ERIC J. ZERNIKOW	Director
ERIC J. ZERNIKOW